Form 10-K
period 2010-01-02
CADENCE DESIGN SYSTEMS INC
filed 2010-02-26
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [    ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 4, 2009 was $1,539,777,972.

On February 6, 2010, approximately 270,240,892 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

PART I.

Item 1. Business

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain forward-looking statements. Certain of such statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings, where important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements are identified.

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

Overview

We develop electronic design automation, or EDA, software and hardware. We license software, sell or lease hardware technology and provide engineering and education services throughout the world to help manage and accelerate electronics product development processes. Our customers use our products and services to design and develop complex integrated circuits, or ICs, and electronics systems.

We were organized as a Delaware corporation in June 1988. Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. We use our website at www.cadence.com as a channel for distribution of important information about our company. News releases and financial information regarding our company are posted on and accessible at our investor relations webpage on our website at www.cadence.com. Our website permits investors to subscribe to e-mail notification alerts when we post new material information on our website. We also make available on our investor relations webpage, free of charge, copies of our SEC filings and submissions as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on the investor relations webpage on our website at www.cadence.com. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Information on our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

Factors Driving the Electronic Design Automation Industry

During 2008 and 2009, the semiconductor industry’s growth declined as the overall macroeconomic environment deteriorated. Electronics companies faced financial challenges in 2008 and 2009 because consumer spending on electronics was adversely affected by increased unemployment, and corporate spending was restrained by the tightened credit market and the economic downturn. During 2009, semiconductor unit volumes decreased and average selling prices declined. These factors, combined with the macroeconomic environment, affect how electronics companies address traditional challenges of cost, quality, innovation and time-to-market associated with highly complex electronics systems and IC product development.

Although estimates project moderate growth for the semiconductor industry in 2010, we believe that increased spending on EDA and other tools may grow more slowly than the semiconductor industry as a whole in 2010.

Electronics companies demand ever higher levels of productivity from their design teams, better predictability in their development schedules and higher quality products in order to be competitive and profitable in the price-conscious markets they serve. Electronics companies are responding to demand for increased functionality and miniaturization by combining subsystems — such as radio frequency, or RF, wireless communication, video signal processing and microprocessors — onto a single silicon chip, creating a system-on-chip, or SoC, or multiple chips into a single chip package in a format referred to as system-in-package, or SiP. These trends toward subsystem integration have required chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

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

Variability in the processes and materials used to manufacture silicon chips have become so pervasive at 65 nanometers and below that traditional connections between design and manufacturing teams are insufficient to ensure chip performance and yield. Integrating detailed models of the manufacturing process into the chip design environment is desirable so engineers can craft a design to avoid or overcome these manufacturing process variations. Similarly, manufacturing teams can optimize their processes if, along with the design, they are provided with information about the most critical parts of the chip. However, sharing information between design and manufacturing processes is complicated because current data formats used to describe the chip design differ from data formats used to describe the manufacturing process and control the manufacturing equipment. Moreover, design and manufacturing most often involve two or more separate companies, because multiple companies may participate in the design of the chip and in the manufacturing and assembly of the final device.

These trends represent significant new challenges for electronics design processes. Specifically, product performance and size requirements of the mobile consumer electronics market require microelectronic systems to be smaller, consume less power and provide multiple functions all in one SoC or SiP. This requires designers to pay close attention to many electrical, physical and manufacturing effects that were inconsequential in previous generations of chip designs. The design challenge becomes more complex with each new generation of electronics and providers of EDA solutions must deliver products that address these technical challenges while improving the productivity, predictability, reliability and profitability of the design process.

Products and Product Strategy

Our products are engineered to improve our customers’ design productivity and design quality by providing a comprehensive set of EDA tools. Product revenues include all fees earned from granting licenses to use our software and from sales and leases of our hardware products, and exclude revenues derived from maintenance and services. We offer customers three license types for our software: perpetual, term and subscription. See “Software Licensing Arrangements” for additional discussion of our license types.

We combine our products and technologies into “platforms” for four major design activities:

•	Functional Verification;
•	Digital IC Design and Implementation;
•	Custom IC Design and Verification; and
•	System Interconnect Design.

The four Cadence® design platforms are branded as Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design. In addition, we augment these platform product offerings with a set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. We updated all of our foundation technologies between December 2008 and December 2009.

The products and technologies that comprise our platforms are combined with services, ready-to-use packages of technologies assembled from our broad portfolio and other associated components that provide comprehensive solutions for low power, mixed signal, enterprise verification and advanced node designs. These solutions and their constituent elements are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and printed circuit board, or PCB, and IC package / SiP design.

Our Product revenue was $400.8 million, or 47% of our total revenue, during fiscal 2009, $516.6 million, or 50% of our total revenue, during fiscal 2008, and $1,104.0 million, or 68% of our total revenue, during fiscal 2007. For additional description of our Product revenue, including the current year decrease, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our Logic Verification offering includes:

•	Planning and management that automates and guides the verification process, from specifications to metric-driven functional closure;
•	Testbench and simulation that offer Open Verification Methodology, or OVM, multi-language testbench and transaction-level support, assertion checking, low-power and mixed-signal simulation, analysis and a debug environment;
•	Formal verification, providing a mathematical method for verifying register transfer level, or RTL, functional correctness with assertions before a testbench simulation;
•	A verification intellectual property, or IP, portfolio that enables engineers to improve productivity while reducing risks associated with standard protocol development and compliance and provides a broad catalog of standard verification IP equipped with a Compliance Management System allowing metric-driven closure;
•	Palladium® and Xtreme® series of emulation and acceleration hardware;
•	SoC Functional Verification Kit, capturing reference examples of verification flows and reduces customers’ language, technology and methodology adoption risks; and
•	Tailored verification services for methodology adoption, environment migration and educational training that provide customized means of addressing customer-specific challenges.

Our Logic Verification offering also provides methodology-driven and multi-product flows that allow customers to incrementally adopt certain aspects of this offering and to address specific challenges. These flows include:

•	Multi-language OVM, enabling productivity and quality gains with reusable and scalable verification environments;
•	Metric-driven verification, enabling schedule predictability with a plan- and metric-driven solution and automated functional verification closure;

•	Assertion-based verification, enabling productivity and quality gains with block and chip verification of functional intent that are captured via assertions;
•	Low power verification, as part of our Low Power Solution, enabling quality and productivity gains associated with the growing need to verify power management logic; and
•	Mixed signal verification, enabling risk reduction via integrated verification of designs with both digital and analog content.

System Design and Verification

Our System Design and Verification consists of the acceleration/emulation and system-level design capabilities and includes design and verification hardware and software, verification IP services and methodologies that provide customers with system-wide planning and management, design and verification IP reuse automation and system verification. In addition, this offering provides system power exploration, analysis and optimization.

Our System Design and Verification offering targets IP and SoC design and verification planners and architects, transaction-level IP developers and SoC and system-level IP verification and validation engineers.

Our System Design and Verification offering includes:

•	SoC estimation software that enables chip architects and planners to evaluate the cost, performance and power of the SoC before initiating a design project;
•	System-level verification planning and management that automates and guides the verification process;
•	C-to-Silicon Compiler, providing high-level synthesis with IP reuse automation and architectural analysis and produces RTL micro-architectural designs;
•	Palladium and Xtreme series of emulation and acceleration hardware;
•	Incisive Simulation Analysis, providing support for transaction-level verification, analysis and mixed-language testbench and full RTL verification;
•	Incisive Software eXtension for hardware and software co-verification and co-debug; and
•	Verification IP and SpeedBridge® adapters that enable chip architect and planners to improve productivity while reducing risks associated with standard protocol compliance and provide a catalogue of standard protocols.

We also offer customers consulting services for verification acceleration and system emulation. Our QuickCycles program allows customers access to our Palladium and Xtreme simulation acceleration and emulation products, either on their secure internet site or remotely over a high-speed, secure network connection.

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

Our Logic Design offering includes:

•	Chip Planning System and Incyte Chip Estimator, providing users with the ability to perform technical and cost trade-off analyses in the product planning phase of a project;
•	Low power capability that enables users to maximize energy efficiency of their designs;
•	Engineering change order aware products that provide an automated solution for pre-mask and post-mask management of specification changes;
•	Logic synthesis, enabling simultaneous, multi-objective optimization for key project attributes;

•	Implementation signoff, extending into areas of low power, constraints and design sign-off rule verification, to provide more accurate results; and
•	DFT, automatic test pattern generation and failure diagnosis technologies integrated in the design process, to address the challenges of complex SoC development.

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

Our Implementation offering includes:

•	Silicon virtual prototyping with automated floorplan synthesis and ranking capabilities, enabling designers to explore the design space and plan the complete implementation of a chip before committing to a specific implementation strategy;
•	Global RTL and physical synthesis that enables customers to improve the quality of silicon;
•	Embedded sign-off-qualified variation analysis and optimization across the design flow, providing a more predictable design closure at advanced nodes;
•	Integrated diagnostic tools for rapid global timing, clock and power analysis and debugging; and
•	Interoperability with our Custom IC Design offering to enable implementation of mixed-signal ICs.

Our Encounter L, XL and GXL offerings also provide designers with the ability to chose the appropriate products that match their needs, ranging from smaller designs on mature technologies to the largest designs on the most advanced process nodes.

Custom IC Design and Verification

Our Custom IC Design and Verification offering is comprised of a range of Virtuoso custom design platform capabilities and certain DFM products capabilities. The Custom IC Design and Verification offering includes the environment, IC layout and simulation capabilities within the Virtuoso custom design platform. This offering provides designers with an integrated flow for design creation, validation and implementation of silicon-accurate analog, custom digital, mixed-signal, memory and RF designs, while ensuring that these designs are ready for manufacturing through integrated DFM capabilities.

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

Our System Interconnect Design offering includes:

•	Constraint-driven methodology from advanced design capture and authoring, signal integrity and power delivery optimization and analysis through detailed physical implementation and DFM preparation;
•	Optimized system level interconnect — the electronic signal and power paths across PCBs, IC Packages and ICs — through a co-design methodology to reduce hardware costs and the duration of design projects;
•	Embedded support for silicon input/output transceiver algorithmic modeling (using Input / Output Buffer Information Specification 5.0);
•	Algorithmic modeling, enabling characterization of the latest serial interface protocols that are being adopted across all markets;
•	Million-bit channel analysis, allowing design engineers to verify standards compliance during the design process;
•	SiP RF Layout and RF Architect, including a methodology for integrating multiple levels of silicon and discrete functionality in a single performance, cost and size-optimized IC Package; and
•	SiP integration with our Encounter Digital IC and Virtuoso Custom IC offerings to co-design, streamline and optimize IC Package design.

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

Design for Manufacturing

With the advent of silicon manufacturing technologies at geometries of 65 nanometer and below, our customers are increasingly concerned about manufacturability of their designs. The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Our strategy is to integrate DFM awareness into our core design platforms of Encounter Digital IC and Virtuoso Custom IC. Some of our DFM capabilities include:

•	Parasitic extraction products that take a physical representation of a design and determine the electrical properties to enable additional simulation and timing analysis;
•	On-chip power distribution for digital, analog and SoC designs;
•	Manufacturing design rule checks to ensure the proposed design meets foundry process requirements; and
•	Analytical and design tools for physical and electrical effects, process proximity correction, and yield / failure analysis diagnostics.

Our primary focus in DFM is to address manufacturing effects as early in the product development process as possible. As a result, we are enhancing the DFM awareness of our core Encounter Digital IC and Virtuoso Custom IC product offerings. Where upstream integration is not possible, we offer certain stand-alone DFM products.

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

Our Maintenance revenue was $345.3 million, or 40% of our total revenue, during fiscal 2009, $388.5 million, or 37% of our total revenue, during fiscal 2008, and $385.2 million, or 24% of our total revenue, during fiscal 2007. For additional description of our Maintenance revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Services

We offer a number of fee-based services, including engineering and education services. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products.

Our Services revenue was $106.5 million, or 13% of our total revenue, during fiscal 2009, $133.5 million, or 13% of our total revenue, during fiscal 2008, and $125.8 million, or 8% of our total revenue, during fiscal 2007. For additional description of our Services revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We offer engineering capabilities to assist customers from product concept to volume manufacturing. We leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to improve the productivity of our own and our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourcing, consultative and collaborative offerings. Our Virtual Computer-Aided Design offering enables our engineering teams at one or more of our locations to collaborate with our customers’ teams located elsewhere in the world during the course of their design and engineering projects through a secure network infrastructure. We also make our design IP portfolio available to customers as part of our technology and services solutions. These reusable design and methodology components enable us to efficiently deliver our services and allow our customers to reduce the design complexity and time to market when developing complex SoCs.

Through collaboration with our customers, we are able to design advanced ICs and gain direct and early visibility to industry design issues that may not be addressed adequately by today’s EDA technologies. This enables us to target and accelerate the development of new software technology and products to satisfy current and future design requirements.

Education Services

Our education services offerings can be customized and include training programs that are conducted via the internet or in a classroom setting. The content of these offerings ranges from the latest IC design techniques to methodologies for using the most recent features of our EDA products. The primary focus of education services is to accelerate our customers’ path to productivity in the use of our products.

Marketing and Sales

We generally market our products and provide maintenance and services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also use traditional marketing approaches to promote our products and services, including advertising, direct mail, trade shows, public relations and the internet. We selectively utilize value added resellers to broaden our reach and reduce cost of sales. All OrCAD and selected Incisive products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.

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

Backlog

Our backlog as of January 2, 2010 was approximately $1.6 billion, as compared to approximately $1.8 billion as of January 3, 2009. Backlog consists of revenue to be recognized in fiscal periods after January 2, 2010 from a variety of license types, which generally include, but are not limited to:

•	Subscription licenses for software products;
•	Sale or lease of hardware;
•	Maintenance contracts on hardware and software products;
•	Orders for hardware and software products sold on perpetual and term licenses on which customers have delivery dates after January 2, 2010;
•	Licenses with payments that are outside our customary terms; and
•	The undelivered portion of engineering services contracts.

The substantial majority of our backlog is generated by our product and maintenance businesses because customer licenses generally include both product and maintenance components. Historically, we have not experienced significant cancellations of our contracts with customers. However, we occasionally reschedule the required completion dates of engineering services contracts, deferring revenue recognition under those contracts beyond the original anticipated completion date. Changes in customer license types or payment terms also can impact the timing of revenue recognition. We currently expect approximately 80% of our fiscal 2010 revenue to come from our backlog as of January 2, 2010.

Revenue Seasonality

Historically, revenue has been lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one year and the first quarter of the following year. However, our license mix has changed such that a substantial proportion of licenses require ratable revenue recognition. Although we still expect the first quarter to remain our lowest quarter for revenue within a fiscal year, we do not expect the decrease in revenue from the fourth quarter of one year to the first quarter of the following year to be as significant as it has been historically.

Research and Development

Our investment in research and development was $354.7 million during fiscal 2009, $457.9 million during fiscal 2008 and $494.0 million during fiscal 2007.

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

Our future performance depends largely on our ability to maintain and enhance our current product development and commercialization, to develop, acquire or operate with new products from third parties, and to develop solutions that meet increasingly demanding productivity, quality, predictability and cost requirements on a schedule that keeps pace with our customers’ technical developments and industry standards.

Manufacturing and Software Distribution

We perform final assembly and testing of our hardware verification, acceleration and emulation products at our headquarters in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual PCBs and custom ICs, and supply them for qualification and testing before their incorporation into the assembled product.

Software and documentation are primarily distributed to customers by secure electronic delivery or on DVD.

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

Competition

We compete in the EDA industry for products and maintenance primarily with three companies: Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. We generally compete on the basis of product quality, product features, level of integration or compatibility with other tools, price, payment terms and maintenance offerings.

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

Certain competitive factors in the engineering services business as described herein differ from those of the products and maintenance businesses. While we do compete with other EDA companies in the engineering services business, our principal competitors are independent engineering service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. In addition, manufacturers of electronic devices may be reluctant to purchase services from independent vendors, including us, because they wish to promote their own internal design departments. We compete with these companies by focusing on the design of complex analog, digital and mixed-signal ICs and SoCs. It is our strategy to use engineering services as a differentiator to further promote our products and maintenance businesses.

International Operations

We have 56 sales offices, design centers and research and development facilities, approximately half of which are located outside of the United States. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information regarding our international operations, see the discussion under the heading “The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition” under Item 1A, “Risk Factors” and Note 21 to our Consolidated Financial Statements.

Employees

As of January 2, 2010, we employed approximately 4,400 individuals, with approximately 1,800 in sales, services, marketing, support and manufacturing activities, approximately 2,000 in product research and development and approximately 600 in management, administration and finance. None of our employees is represented by a labor union and we have experienced no work stoppages. We believe that our employee relations are good.

Executive Officers of the Registrant

The following table provides information regarding our executive officers as of February 26, 2010:

Name	Age	Positions and Offices

Lip-Bu Tan	50	President, Chief Executive Officer and Director
John J. Bruggeman II	48	Senior Vice President and Chief Marketing Officer
Thomas A. Cooley	48	Senior Vice President, Worldwide Field Operations
James J. Cowie	45	Senior Vice President, General Counsel and Secretary
Chi-Ping Hsu	54	Senior Vice President, Research and Development
Charlie Huang	46	Senior Vice President and Chief Strategy Officer
Nimish H. Modi	47	Senior Vice President, Research and Development
Kevin S. Palatnik	52	Senior Vice President and Chief Financial Officer

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

LIP-BU TAN has served as President and Chief Executive Officer of Cadence since January 2009. Mr. Tan has been a member of the Cadence Board of Directors since February 2004 and serves as a member of the Technology Committee of the Cadence Board of Directors. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan also serves as a director of Flextronics International Ltd., Semiconductor Manufacturing International Corporation and SINA Corporation.

JOHN J. BRUGGEMAN II has served as Senior Vice President and Chief Marketing Officer of Cadence since August 2009. Before joining Cadence, from February 2004 to July 2009, Mr. Bruggeman served as Chief Marketing Officer at Wind River Systems, Inc., an embedded software company that was acquired by Intel Corporation in July 2009. From May 2002 to January 2004, Mr. Bruggeman was Vice President of Marketing at Mercury Interactive Corporation, a business technology optimization company.

THOMAS A. COOLEY has served as Senior Vice President, Worldwide Field Operations of Cadence since October 2008. From March 1995 to October 2008, Mr. Cooley held several sales related positions at Cadence, most recently as Corporate Vice President of Sales for North America, Europe, Middle East, Africa, or EMEA, and India.

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

CHARLIE HUANG has served as Senior Vice President and Chief Strategy Officer of Cadence since January 2009. From April 2007 to January 2009, Mr. Huang served as Senior Vice President — Business Development of Cadence. Mr. Huang was General Partner at Telos Venture Partners, a Cadence related venture capital firm, from 2004 to 2005. From 2001 to March 2007, Mr. Huang held several positions at Cadence related to business development. Before joining Cadence, Mr. Huang co-founded and was Chief Executive Officer of CadMOS Design Technology, Inc., an EDA company that was acquired by Cadence in 2001.

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

Risks Related to Our Business

We are subject to the cyclical nature of the integrated circuit and electronics systems industries, and any downturn in these industries may reduce our orders and revenue.

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

The IC and electronics systems industries experienced significant challenges in 2008 and 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. As in the past, the economic downturn in 2008 and 2009 was characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Although estimates project moderate growth for the semiconductor industry in 2010, we believe that increased spending on EDA and other tools may grow more slowly than the semiconductor industry as a whole in 2010. The economic downturn in the industries we serve has contributed to the reduction in our revenue in the past and could continue to adversely affect our business, operating results and financial condition.

We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.

We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during fiscal 2009 and fiscal 2008, and we expect to incur a net loss during fiscal 2010. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers. These changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a substantial proportion of licenses require ratable revenue recognition, and we expect the change in license mix, combined with the slow growth in spending by our customers in the semiconductor sector, may make it difficult for us to increase our revenue.

We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. In addition, revenue levels are harder to forecast in a difficult economic environment. A shortfall in revenue could lead to operating results below expectations because we may not be able to quickly reduce these expenses in response to short-term business changes.

Generally, the majority of our contracts are executed in the final few weeks of a fiscal quarter. This makes it difficult to estimate with accuracy how much business will be executed before the end of each fiscal quarter. Due to the volume or complexity of transactions that we review at the very end of the quarter, or due to operational matters regarding particular agreements, we may not finish processing or ship products under some contracts that have been signed during that fiscal quarter, which means that the associated revenue cannot be recognized in that particular period.

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

You should not view our historical results of operations as reliable indicators of our future performance. If our revenue, operating results or business outlook for future periods fall short of the levels expected by securities analysts or investors, the trading price of our common stock could decline.

Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults or modifications of licenses or supplier modifications.

As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the high volatility driving material fluctuations in asset prices, the capital and credit markets have contracted, and if we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all, which, may have a material negative impact on our business.

Our failure to respond quickly to technological developments could make our products uncompetitive and obsolete.

The industries in which we compete experience rapid technology developments, changes in industry standards and customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing the following trends:

•	Migration to nanometer design — when the size of process features and features, such as wires, transistors and contacts on ICs, continuously shrink due to the ongoing advances in the semiconductor manufacturing processes — represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows.
•	The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate

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

Our stock price has been subject to significant fluctuations, and may continue to be subject to fluctuations.

The market price of our common stock has experienced significant fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including, but not limited to:

•	Announcements of our quarterly operating results and revenue and earnings forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;
•	Changes in our orders, revenue or earnings estimates;
•	Announcements of a restructuring plan;
•	Changes in management;
•	A gain or loss of a significant customer or market segment share;
•	Announcements of new products or acquisitions of new technologies by us, our competitors or our customers; and
•	Market conditions in the IC, electronics systems and semiconductor industries.

In addition, equity markets in general, and technology companies’ equities in particular, have experienced extreme price and volume fluctuations. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

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

Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. In some cases, maintenance is renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenue could decrease, which could have an adverse effect on our operating results. Our customers, many of which are large semiconductor companies, often have significant bargaining power in negotiations with us. Mergers or acquisitions of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.

We depend upon our management team and key employees, and our failure to attract, train, motivate and retain management and key employees may make us less competitive in our industries and therefore harm our results of operations.

Our business depends upon the efforts and abilities of our executive officers and other key employees, including key development personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and the other locations where we maintain facilities. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders and increase compensation expense, and pay significant base salaries and cash bonuses, which could harm our operating results. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could also reduce our operating margins and harm our business or operating results.

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

We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the expected benefits we have anticipated, possibly having a negative affect on our future operating results.

During fiscal 2008 and fiscal 2009, we initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. We may not be able to successfully complete and realize the expected benefits of our restructuring plans, such as improvements in operating margins and cash flows, in the restructuring periods contemplated. The restructuring plans have involved and may continue to involve higher costs or a longer timetable than we currently anticipate or may fail to improve our operating results as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively impact our results of operations. Our restructuring plans have caused us and will cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative impact on employee morale or our ability to attract highly skilled employees and our competitors may seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.

We may not receive significant revenue from our current research and development efforts for several years, if at all.

Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and improve our competitive position. However, we cannot predict that we will receive significant, if any, revenue from these investments.

The competition in our industries is substantial and we may not be able to continue to successfully compete in our industries.

The EDA industry and the commercial electronics engineering services industry are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results or financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our engineering services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of our competitors and the internal design departments of electronics manufacturers. We may not be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decrease revenue;
•	Decisions by electronics manufacturers to perform engineering services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
•	The challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;
•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price or at all; and
•	The combination of or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.

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

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not consummate any particular transaction, but may nonetheless incur significant costs, or if a transaction is consummated, we may not be able to integrate and manage acquired products and businesses effectively. In addition, acquisitions involve a number of risks. If any of the following events occurs when we acquire another business, it could seriously harm our business, operating results or financial condition:

•	Difficulties in combining previously separate businesses into a single unit;
•	The substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;
•	The discovery, after completion of the acquisition, of unanticipated liabilities assumed from the acquired business or of assets acquired, such that we cannot realize the anticipated value of the acquisition;
•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with us, possibly dissuading them from licensing or buying products acquired by us after the effective date of the license; and
•	The failure to understand and compete effectively in markets where we have limited experience.

In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments, or earnouts, based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may use earnouts for acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us with the acquired business of certain specified orders, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. While we expect to derive value from an acquisition in excess of such contingent payment obligations, our strategy may change and we may be required to make certain contingent payments without deriving the anticipated value.

We rely on our proprietary technology, as well as software and other intellectual property rights licensed to us by third parties, and we cannot assure you that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such intellectual property rights from third parties.

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite the precautions we may take to protect our intellectual property, third parties have tried in the past, and may try in the future, to challenge, invalidate or circumvent these safeguards. The rights granted under our patents or attendant to our other intellectual property may not provide us with any competitive advantages. Patents may not be issued on any of our pending applications and our issued patents may not be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights.

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

The majority of our contracts are executed in the final few weeks of a fiscal quarter. This makes it difficult to determine with accuracy how much business will be executed in each fiscal quarter. Also, because of the timing of large orders and our customers’ buying patterns, we may not learn of orders shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter. These factors may cause our operating results to fluctuate unexpectedly, which can cause significant fluctuations in the trading price of our common stock.

Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles.

United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% during fiscal 2009, 58% during fiscal 2008 and 54% during fiscal 2007. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

Fluctuations in the rate of exchange between the United States dollar and the currencies of other countries where we conduct business could seriously harm our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the United States dollar, it takes more of the foreign currency to purchase the same amount of United States dollars than before the change. If we price our products and services in the foreign currency, we receive fewer United States dollars than we did before the change. If we price our products and services in United States dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the United States dollar, it takes more United States dollars to purchase the same amount of the foreign currency. As we use the foreign currency to pay for payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses.

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

Our international operations may also be subject to other risks, including:

•	The adoption or expansion of government trade restrictions;
•	Limitations on repatriation of earnings;
•	Limitations on the conversion of foreign currencies;
•	Reduced protection of intellectual property rights in some countries;
•	Recessions in foreign economies;
•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Compliance with U.S. and foreign laws and regulations applicable to our worldwide operations;
•	Political and economic instability;
•	Unexpected changes in regulatory requirements;
•	Tariffs and other trade barriers; and
•	United States and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

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

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Changes in tax laws or the interpretation of such tax laws, including potential United States and international tax reforms;
•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;
•	Changes in the valuation allowance against our deferred tax assets;
•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;
•	Increases to interest expenses classified in the financial statements as income taxes;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the Internal Revenue Service, or IRS, and state and foreign tax authorities.

Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received examination reports from the IRS proposing deficiencies in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

The IRS and other tax authorities regularly examine our income tax returns, and the IRS is currently examining our federal income tax returns for the tax years 2006 through 2008. In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $318.0 million. The IRS is contesting our qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to our transfer pricing arrangements with foreign subsidiaries and to our deductions for foreign trade income. We have filed a timely protest with the IRS and are seeking resolution of the issues through the Appeals Office of the IRS, or the Appeals Office.

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in its examinations of other tax years. We have filed a timely protest with the IRS and will seek resolution of the issues through the Appeals Office.

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

The calculation of our provision (benefit) for income taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision (benefit) for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and changes to these rules and results of tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated based on such estimates. Forecasts of annual income or loss that are near break-even will cause our estimated annual effective tax rate to be particularly sensitive to any changes to our estimates of tax expense. If our estimate of the pre-tax profit and losses, the mix of our profits and losses, our ability to use deferred tax assets, the results of tax audits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

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

Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, is located in the Silicon Valley area of Northern California, a region known to experience seismic activity. If significant seismic activity were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.

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

We have a substantial level of debt. As of January 2, 2010, we had outstanding indebtedness with a principal balance of $500.2 million as follows:

•	$250.0 million related to our 1.375% Convertible Senior Notes Due December 2011, or the 2011 Notes;
•	$250.0 million related to our 1.500% Convertible Senior Notes Due December 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes; and
•	$0.2 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Impose operating or financial covenants on us;
•	Limit our flexibility in planning for or reacting to changes in our business; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

We have in the past and may in the future attempt to access the capital or credit markets in order to obtain funding to meet particular capital or liquidity needs. The capital and credit markets have contracted and, when compounded by the difficult economic environment and our lower levels of business, we may not be able to secure additional funding on terms acceptable to us or at all, which may adversely impact our business and operating results.

Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us and potentially hindering our ability to raise capital through the issuance of our securities and will increase the costs of such registration to us.

On the first day of fiscal 2009, we retrospectively adopted new accounting principles as required by the “Debt with Conversion and Other Options” subtopic of the FASB Accounting Standards Codification, and adjusted all periods for which the Convertible Senior Notes were outstanding before the date of adoption. This adoption had an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of January 2, 2010, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

All or any one of these factors could limit the price that certain investors would be willing to pay for shares of our common stock and could allow our Board of Directors to resist, delay or prevent an acquisition of our company, even if a proposed transaction were favored by a majority of our independent stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of January 2, 2010, the total square footage of our owned buildings was approximately 950,000.

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

Item 3. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on our judgments using the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. We intend to continue to vigorously defend these complaints and any other securities lawsuits that may be filed. See Note 15 to our Consolidated Financial Statements for additional details and the status of these complaints.

Also during fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. We are analyzing these derivative complaints and will respond to them appropriately. The parties to these cases have agreed to a temporary stay of the proceedings. See Note 15 to our Consolidated Financial Statements for additional details and the status of these complaints.

In light of the preliminary status of these lawsuits, we cannot predict the outcome of these matters. While the outcome of these litigation matters cannot be predicted with any certainty, we do not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 6, 2010, we had approximately 976 registered stockholders and approximately 28,457 beneficial owners of our common stock.

The following table sets forth the high and low sales prices for Cadence common stock for each fiscal quarter in the two-year period ended January 2, 2010:

	High	Low

2009
First Quarter	$4.64	$3.03
Second Quarter	6.40	4.26
Third Quarter	7.55	5.12
Fourth Quarter	8.18	5.60
2008
First Quarter	$17.18	$9.89
Second Quarter	11.73	10.02
Third Quarter	10.64	6.74
Fourth Quarter	6.93	2.42

Stockholder Return Performance Graph

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on January 1, 2005 and tracks it through January 2, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc.,
The NASDAQ Composite Index, And The S&P 400 Information Technology Index

* $100 invested on 1/1/05 in stock or 12/31/04 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/1/05	12/31/05	12/30/06	12/29/07	1/3/09	1/2/10

Cadence Design Systems, Inc.	100.00	122.52	129.69	123.32	27.81	43.37
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
S&P 400 Information Technology	100.00	101.70	116.98	121.55	70.30	110.87

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Issuer Purchases of Equity Securities

In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized a new program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended January 2, 2010:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased Under
	Total Number	Average	as Part of	Publicly Announced
	of Shares	Price Paid	Publicly Announced	Plans or Programs(1)
Period	Purchased(1)	Per Share	Plans or Programs	(In millions)

October 4, 2009 – November 7, 2009	3,914	$7.76	----	$854.4
November 8, 2009 – December 5, 2009	20,308	$5.80	----	$854.4
December 6, 2009 – January 2, 2010	287,657	$6.13	----	$854.4

Total	311,879	$6.13	----

(1)	Shares purchased that were not part of our publicly announced programs represent the surrender of shares of restricted stock awards to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 6. Selected Financial Data – Unaudited

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The notes below the table are provided for comparability purposes due to adoptions of recently issued accounting pronouncements on a prospective basis from the date of adoption or to describe significant, non-recurring transactions.

	Five Fiscal Years Ended January 2, 2010
	2009	2008	2007	2006	2005
		As	As	As
		Adjusted (4)	Adjusted (4)	Adjusted (4)
	(In millions, except per share amounts)

Revenue	$852.6	$1,038.6	$1,615.0	$1,483.9	$1,329.2
Income (loss) from operations (1) (2)	(123.6)	(1,573.3)	317.9	224.6	118.8
Other income (expense), net	(1.0)	(16.8)	58.5	70.4	15.1
Net income (loss) (1) (2) (3)	(149.9)	(1,856.7)	286.8	142.3	49.3
Net income (loss) per share – assuming dilution (1) (2) (3)	(0.58)	(7.30)	0.97	0.46	0.16
Total assets (1) (3)	1,410.6	1,679.9	3,862.6	3,432.3	3,401.3
Convertible notes (4)	436.0	416.6	397.8	610.8	420.0
Other long-term debt	----	----	----	----	128.0
Stockholders’ equity (1) (3)	108.4	186.7	2,173.6	1,808.3	1,844.7

(1)	During fiscal 2008, we recorded a $1,317.2 million impairment of goodwill, a $47.1 million impairment of intangible and tangible assets and a $326.0 million valuation allowance against our deferred tax assets. For additional description of the impairments of goodwill and intangible and tangible assets, see Note 13 to our Consolidated Financial Statements. For additional description of the valuation allowance, see Note 4 to our Consolidated Financial Statements.

(2)	We adopted new accounting principles for share-based payments on January 1, 2006 using the modified prospective transition method. Using the modified prospective transition method, we began recognizing compensation expense for equity-based awards granted on or after January 1, 2006 and unvested awards granted prior to January 1, 2006.

(3)	We adopted new accounting principles for recognizing and measuring uncertain tax positions on December 31, 2006, which was the first day of fiscal 2007. For additional description of these accounting principles, see Note 4 to our Consolidated Financial Statements. The cumulative effects of applying these have been reported as an adjustment to our opening balance of Retained earnings or other appropriate components of equity or net assets in our Consolidated Balance Sheet as of the beginning of fiscal 2007.

(4)	We adopted new accounting principles for our Convertible Senior Notes on the first day of fiscal 2009. See Note 3 to our Consolidated Financial Statements for additional information and disclosures regarding this adoption.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K and with Item 1A, “Risk Factors.” Please refer to the cautionary language at the beginning of Part I of this Annual Report on Form 10-K regarding forward-looking statements.

Business Overview

We develop EDA software and hardware. We license software, sell or lease hardware technology, provide maintenance for our software and hardware and provide engineering and education services throughout the world to help manage and accelerate product development processes for electronics. Our customers use our products and services to design and develop complex ICs and electronics systems. During Fiscal 2009, we had orders of $615 million.

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

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income (loss), as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes and allowance for doubtful accounts have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Revenue Recognition

We begin to recognize revenue from licensing and supporting our software and hardware products when all of the following criteria are met:

•	We have persuasive evidence of an arrangement with a customer;
•	Delivery of all specified products has occurred;
•	The fee for the arrangement is considered to be fixed or determinable, at the outset of the arrangement; and
•	Collectibility of the fee is probable.

Significant judgment is involved in the determination of whether the facts and circumstances of an arrangement support that the fee for the arrangement is considered to be fixed or determinable and that collectibility of the fee is probable, and that judgment can impact the amount of revenue that we recognize in a reporting period. We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable for term licenses and we have established a history of collecting under the original contract without providing concessions on payments, products or services. However, we have concluded that fees are not fixed or determinable for license arrangements executed with customers in certain countries.

For installment contracts that do not include a substantial up front payment, we consider that a fee is fixed or determinable only if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable and are collectible. Such a change could have a material adverse effect on our results of operations.

Our experience has been that we are generally able to estimate whether collection is probable. Significant judgment is applied as we assess the creditworthiness of our customers to make this determination. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment. If we were unable to determine that collection is probable, such a change could have a material adverse effect on our results of operations.

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

For our subscription licenses, including “eDA Platinum Cards,” the software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive and use unspecified future software products for no additional fee, when and if available, during the term of the license agreement. Under these license agreements, when all four of the revenue recognition criteria outlined above are met, we recognize revenue ratably over the term of the license agreement beginning with delivery of the first product. Subscription license revenue is allocated to product and maintenance revenue. The allocation to maintenance revenue is based on the average substantive renewal rates included in the sale of similar term license arrangements. In the event that the license fee for this type of arrangement is not considered to be fixed or determinable at the outset of the arrangement, we recognize revenue at the lesser of (i) the pro-rata portion of the license fee for the applicable period, or (ii) as payments from the customer become due (if all other conditions for revenue recognition have been satisfied).

For term and perpetual licenses, including “eDA Gold Cards,” when all four of the revenue recognition criteria outlined above are met, software license fees are recognized as revenue, generally with product fees associated with the specified products recognized “up-front” upon completion of delivery, and with the maintenance fees recognized ratably over the term of the maintenance period. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front basis.

License agreements under which software fees are recognized up-front do not include the right to receive unspecified future software products. However, in the event such license agreements are executed within close proximity or in contemplation of other license agreements that require ratable revenue recognition with the same customer, the licenses together may be deemed a MEA, in which event all such revenue would be recognized over multiple periods.

Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage of completion based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.

Accounting for Income Taxes

We provide for the effect of income taxes in our Consolidated Financial Statements using the asset and liability method. We also apply a two-step approach to determining the financial statement recognition and measurement of uncertain tax positions.

Income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make significant assumptions, judgments and estimates to determine our current provision (benefit) for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision (benefit) for income taxes include the geographic mix and amount of income (loss), our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Our judgments also include anticipating the tax positions we will take on tax returns before actually preparing and filing the tax returns. Changes in our business, tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. For example, a company’s current year or previous year losses are given more weight than its future outlook. For the years ended January 2, 2010 and January 3, 2009, we concluded that a significant valuation allowance was required based on our evaluation and weighting of the positive and negative evidence. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in a material income tax benefit in the period such determination is made. For additional description of the valuation allowance, see Note 4 to our Consolidated Financial Statements.

We only recognize an income tax position in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

We are also required to assess whether the earnings of our foreign subsidiaries will be indefinitely reinvested outside the United States. As of January 2, 2010, we had recognized a deferred tax liability of $34.7 million related to $67.9 million of earnings from certain foreign subsidiaries that are not considered indefinitely invested outside the United States. To calculate the tax liability for the repatriation of these earnings, we are required to estimate the geographic mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income and dividend withholding tax rates, the impact of foreign exchange rate fluctuations, and the potential outcomes of current and future tax audits. Changes in our actual or projected operating results, tax laws or our interpretation of tax laws, foreign exchange rates and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. This allowance is based on our assessment of the creditworthiness of our customers, historical experience and the overall economic climate of the industries that we serve. While we believe that our allowance for doubtful accounts is adequate, we continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding our ability to collect from our customers. Changes in circumstances, such as an unexpected change in a customer’s ability to meet its financial obligation to us or a customer’s payment trends, are hard to predict and may require us to adjust our estimates of the recoverability of amounts due to us. These changes could have a material adverse effect on our business, financial condition and operating results. As a result of our assessment of increased risk of customer delays or defaults on payment obligations, we have increased our allowance for doubtful accounts to $23.7 million as of January 2, 2010, as compared to $7.5 million as of January 3, 2009.

Results of Operations

Overview of Fiscal 2009

Our fiscal 2009 financial results reflected the following:

•	Continuing pressures on the research and development budgets in our customer base that are used to license, purchase or lease EDA products or services;
•	Lower business levels due to the challenging macroeconomic environment and the timing of our contract renewals with existing customers;
•	Lower business levels and up-front revenue recognized due to our transition to a license mix with a higher proportion of ratable revenue, beginning in the third quarter of fiscal 2008;
•	Decreased costs throughout the company as a result of our restructuring plans and other expense reductions;
•	An increase in our allowance for doubtful accounts and the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, as a result of our assessment of the increased risk of customer delays or defaults on payment obligations; and
•	Our retrospective adoption of new accounting principles, as required by the “Debt with Conversion and Other Options” subtopic of the FASB Accounting Standards Codification, increasing interest expense for all periods presented.

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

The timing of our product revenue is significantly affected by the mix of orders executed in any given period. For some orders, such as subscription orders, product and maintenance revenue is recognized ratably over multiple periods. In addition, depending on the individual facts and circumstances of particular orders, we have some orders where product and maintenance revenue is recognized as payments become due and some where revenue is only recognized when payment is received. For other orders, all product revenue is recognized up-front in the same quarter in which the order is executed.

We seek to achieve a mix of orders with approximately 90% of the total value of all executed orders consisting of orders for which the revenue is recurring, or ratable in nature, with the balance of the orders made up of orders for which the product revenue is recognized up-front. During fiscal 2009, approximately 90% of the total value of our executed orders was comprised of ratable revenue orders. If we achieve this desired mix of executed orders over time and there are no significant changes to our business, eventually approximately 90% of our revenue would come from ratable orders.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally used products from two or more of our five product groups and rarely completely terminated their relationship with us upon expiration of the license. See the discussion under the heading “Critical Accounting Estimates – Revenue Recognition” and Note 2 of our Consolidated Financial Statements for additional descriptions of license types and timing of revenue recognition.

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

Revenue Mix

We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. During fiscal 2009, fiscal 2008 and fiscal 2007, our product groups were as follows:

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

Custom IC Design:  Our custom design products, including the Virtuoso custom design platform, are used for ICs that must be designed at the transistor level, including analog, RF, memory, high performance digital blocks and standard cell libraries. Detailed design information showing how an IC will be physically implemented is used for creation of the photomasks used to manufacture semiconductors.

System Interconnect Design:  This product group consists of our PCB and IC package design products, including the Allegro and OrCAD® products. The Allegro system interconnect design platform enables consistent co-design of interconnects across ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions.

Design for Manufacturing:  Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the IC has been constructed correctly and can be manufactured successfully. Our strategy includes focusing on integrating DFM awareness into our core design platforms of Encounter digital IC design and Virtuoso custom design.

For additional description of our current product strategy, see the discussion under the heading “Products and Product Strategy” under Item 1, “Business.”

Revenue by Year

The following table shows our revenue for fiscal 2009, fiscal 2008 and fiscal 2007 and the dollar change in revenue between years:

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
	(In millions)

Product	$400.8	$516.6	$1,104.0	$(115.8)	$(587.4)
Services	106.5	133.5	125.8	(27.0)	7.7
Maintenance	345.3	388.5	385.2	(43.2)	3.3

Total revenue	$852.6	$1,038.6	$1,615.0	$(186.0)	$(576.4)

Product revenue decreased during each of fiscal 2009, as compared to fiscal 2008, and fiscal 2008, as compared to fiscal 2007, primarily because of lower business levels due to the challenges in the macroeconomic environment, the timing of our contract renewals with existing customers, our transition to a ratable license mix and a longer sales cycle. As a result, product revenue decreased for all product groups, and particularly for Digital IC Design, Custom IC Design and Functional Verification products during both fiscal 2009 and fiscal 2008. We expect to recognize increased revenue during fiscal 2010, as compared to fiscal 2009 due to higher business levels and our continued transition to our more ratable business model.

Services revenue decreased during fiscal 2009, as compared to fiscal 2008, because of lower business levels due to the challenges in the macroeconomic environment and an increase in the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, primarily as a result of our assessment of the increased risk of customer delays or defaults on payment obligations.

Maintenance revenue decreased during fiscal 2009, as compared to fiscal 2008, due to the following:

•	Lower business levels due to the challenges in the macroeconomic environment;
•	An increase in the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, primarily as a result of our assessment of the increased risk of customer delays or defaults on payment obligations; and
•	A decline in maintenance fees resulting from a reduction in the average duration of software license arrangements, because the annual fee for maintenance is lower for arrangements with shorter durations.

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and Services and other during fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007

Functional Verification	22%	22%	24%
Digital IC Design	21%	24%	27%
Custom IC Design	27%	24%	27%
System Interconnect Design	11%	11%	8%
Design for Manufacturing	7%	6%	6%
Services and other	12%	13%	8%

Total	100%	100%	100%

As described under the heading “Critical Accounting Estimates,” certain of our licenses allow customers the ability to remix among software products. Additionally, we have licensed a combination of our products to customers with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products by these customers. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the above table would differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the customer individually licensed each specific software solution at the onset of the arrangement.

Revenue by Geography

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
	(In millions)

United States	$370.0	$435.1	$741.9	$(65.1)	$(306.8)
Other Americas	20.9	33.0	34.8	(12.1)	(1.8)
Europe, Middle East and Africa	188.9	230.8	296.9	(41.9)	(66.1)
Japan	152.8	204.1	342.6	(51.3)	(138.5)
Asia	120.0	135.6	198.8	(15.6)	(63.2)

Total revenue	$852.6	$1,038.6	$1,615.0	$(186.0)	$(576.4)

Revenue by Geography as a Percentage of Total Revenue

	2009	2008	2007

United States	43%	42%	46%
Other Americas	3%	3%	2%
Europe, Middle East and Africa	22%	22%	19%
Japan	18%	20%	21%
Asia	14%	13%	12%

No single customer accounted for 10% or more of total revenue during fiscal 2009, fiscal 2008 or fiscal 2007.

Changes in foreign currency exchange rates caused our revenue to increase by $7.8 million during fiscal 2009, as compared to fiscal 2008, primarily due to a decrease in the value of the United States dollar when compared to the Japanese yen, partially offset by an increase in the value of the United States dollar when compared to the British pound and the European Union euro. Changes in foreign currency exchange rates caused our revenue to increase by $24.5 million in fiscal 2008, as compared to fiscal 2007, primarily due to a decrease in the value of the United States dollar when compared to the Japanese yen and the European Union euro, partially offset by an increase in the value of the United States dollar when compared to the British pound. Additional information about revenue and other financial information by geography can be found in Note 21 to our Consolidated Financial Statements.

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses during fiscal 2009, fiscal 2008 and fiscal 2007 as follows:

	2009	2008	2007
	(In millions)

Cost of product	$0.1	$0.2	$0.2
Cost of services	3.3	4.3	3.9
Cost of maintenance	2.1	2.8	2.5
Marketing and sales	12.3	17.4	22.2
Research and development	26.4	36.7	46.3
General and administrative	10.5	19.9	26.3

Total	$54.7	$81.3	$101.4

Stock-based compensation expense decreased by $26.6 million during fiscal 2009, as compared to fiscal 2008, and $20.1 million during fiscal 2008, as compared to fiscal 2007, due to the following:

•	Newly granted restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock options have lower fair values, primarily due to our lower stock price;
•	The decrease in the number of unvested restricted stock and stock options due to a reduction in headcount associated with our restructuring plans and the resignation of certain executives in the fourth quarter of fiscal 2008;
•	The decrease in the maximum purchase limits under our Employee Stock Purchase Plan, or ESPP, and a lower fair value of purchase rights granted; and
•	A decrease in stock bonuses.

Stock-based compensation expense during fiscal 2008 also decreased, as compared to fiscal 2007, due to the reversal of $6.5 million of stock-based compensation expense related to the modification of certain performance-based restricted stock awards, partially offset by an increase in stock option expense due to the acceleration of vesting of certain executives that resigned during fiscal 2008.

We expect stock-based compensation expense to continue to decrease during fiscal 2010, primarily due to lower fair values at grant dates for restricted stock and stock options, the cancellation of restricted stock and stock options as a result of our restructuring plans and other attrition, and a reduced number of equity grants during fiscal 2010.

Effects of Restructuring Plans

We plan operating expense levels primarily based on forecasted revenue levels. To offset some of the impact of the decrease in our revenue, we have implemented cost savings initiatives, including reducing headcount and related costs and reducing other discretionary spending. During fiscal 2008, we initiated a restructuring plan to improve our operating results and to align our cost structure with expected revenue. This restructuring plan decreased costs during fiscal 2009 by reducing our workforce throughout the company by approximately 625 positions. We expect ongoing annual savings of approximately $150.0 million related to the restructuring activities and other expense reductions initiated in fiscal 2008.

During fiscal 2009, we initiated an additional restructuring plan to improve our operating results and to align our cost structure with expected revenue. The 2009 restructuring plan, which we initiated during the second quarter of fiscal 2009 and continued during the fourth quarter of fiscal 2009, is intended to decrease costs by reducing our workforce throughout the company by approximately 345 positions. We expect ongoing annual savings of approximately $30.0 million related to the restructuring activities initiated during the second quarter of fiscal 2009. We expect that substantially all of the estimated restructuring plan-related annual operating expense savings related to the 2009 restructuring activities that we initiated during the fourth quarter of fiscal 2009, and announced in January 2010, will be offset by increased spending in connection with developing and enhancing our product technologies. See Note 5 to our Consolidated Financial Statements for additional details of these and our prior restructuring plans.

Cost of Revenue

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
	(In millions)

Product	$32.1	$50.3	$60.1	$(18.2)	$(9.8)
Services	90.5	103.3	93.4	(12.8)	9.9
Maintenance	46.6	55.8	61.1	(9.2)	(5.3)

The following table shows cost of revenue as a percentage of related revenue for fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007

Product	8%	10%	5%
Services	85%	77%	74%
Maintenance	13%	14%	16%

Cost of services as a percentage of Services revenue increased during fiscal 2009, as compared to fiscal 2008, primarily due to decreased Services revenue during fiscal 2009 as noted above.

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

A summary of Cost of product during fiscal 2009, fiscal 2008 and fiscal 2007 is as follows:

	2009	2008	2007
	(In millions)

Product related costs	$27.8	$33.0	$37.8
Amortization of acquired intangibles	4.3	17.3	22.3

Total Cost of product	$32.1	$50.3	$60.1

Cost of product decreased by $18.2 million during fiscal 2009, as compared to fiscal 2008, and $9.8 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
	(In millions)

Hardware costs	$(4.5)	$(5.8)
Amortization of acquired intangibles	(13.0)	(5.0)
Other individually insignificant items	(0.7)	1.0

	$(18.2)	$(9.8)

Hardware costs decreased during fiscal 2009, as compared to fiscal 2008, primarily due to a decrease in hardware sales and a write-off of obsolete inventory that did not recur during fiscal 2009. Hardware costs decreased during fiscal 2008, as compared to fiscal 2007, primarily due to a decrease in hardware sales, partially offset by a write-off of obsolete inventory during fiscal 2008.

Amortization of acquired intangibles decreased during fiscal 2009, as compared to fiscal 2008, due to the impairment of certain acquired intangibles during fiscal 2008. Amortization of acquired intangibles decreased during fiscal 2008, as compared to fiscal 2007, because certain acquired intangible assets became fully amortized during the related periods.

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

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services decreased by $12.8 million during fiscal 2009, as compared to fiscal 2008, and increased $9.9 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs. 2008	2008 vs. 2007
	(In millions)

Salary, benefits and other employee-related costs	$(10.2)	$3.3
Facilities and other infrastructure costs	(0.4)	1.9
Portion of the gain on the sale of land and building that relates to Cost of services expense	----	1.1
Other discretionary spending	(2.2)	3.6

	$(12.8)	$9.9

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as hot-line and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. Cost of maintenance decreased by $9.2 million during fiscal 2009, as compared to fiscal 2008, and $5.3 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
	(In millions)

Salary, benefit and other employee-related costs	$(6.2)	$(4.6)
Other discretionary spending	(3.0)	(0.7)

	$(9.2)	$(5.3)

Operating Expenses

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
	(In millions)

Marketing and sales	$286.8	$358.4	$407.1	$(71.6)	$(48.7)
Research and development	354.7	457.9	494.0	(103.2)	(36.1)
General and administrative	122.7	152.0	169.0	(29.3)	(17.0)

Total operating expenses	$764.2	$968.3	$1,070.1	$(204.1)	$(101.8)

Operating expenses decreased during fiscal 2009, as compared to fiscal 2008, primarily due to reduced headcount and related costs as a result of our 2008 and 2009 restructuring plans, and our cost savings initiatives to reduce discretionary spending. In addition, fiscal 2008 was a 53-week fiscal year, while fiscal 2009 was a 52-week fiscal year. Operating expenses decreased during fiscal 2008, as compared to fiscal 2007, primarily due to reduced headcount and related costs and our cost savings initiatives to reduce discretionary spending.

During fiscal 2007, we recognized a gain on the sale of land and buildings that related to, and accordingly reduced, operating expense for that period. There was no similar reduction during fiscal 2008.

The following table shows operating expenses as percentage of total revenue for fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007

Marketing and sales	34%	35%	25%
Research and development	42%	44%	31%
General and administrative	14%	15%	10%

Our operating expenses as a percentage of total revenue increased during fiscal 2008, as compared to fiscal 2007, due to our lower Product revenue during the period.

Marketing and Sales

Marketing and sales expense decreased by $71.6 million during fiscal 2009, as compared to fiscal 2008, and $48.7 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs. 2008	2008 vs. 2007
	(In millions)

Salary, commissions, benefits and other employee-related costs	$(39.3)	$(44.7)
Facilities and other infrastructure costs	(9.8)	3.2
Travel and customer conference costs	(8.4)	(5.9)
Stock-based compensation	(5.1)	(4.8)
Professional services costs	(3.4)	1.0
Executive severance costs	(1.5)	1.5
Portion of the gain on the sale of land and building that relates to Marketing and sales expense	----	3.0
Other discretionary spending	(4.1)	(2.0)

	$(71.6)	$(48.7)

Research and Development

Research and development expense decreased by $103.2 million during fiscal 2009, as compared to fiscal 2008, and $36.1 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs. 2008	2008 vs. 2007
	(In millions)

Salary, benefits and other employee-related costs	$(71.4)	$(26.8)
Stock-based compensation	(10.3)	(9.6)
Facilities and other infrastructure costs	(9.7)	3.1
Computer equipment lease costs and maintenance costs associated with third-party software	(5.5)	3.0
Travel costs	(3.4)	(3.5)
Professional services costs	(1.9)	(7.3)
Executive severance costs	(1.1)	1.1
Portion of the gain on the sale of land and building that relates to Research and development expense	----	5.1
Other discretionary spending	0.1	(1.2)

	$(103.2)	$(36.1)

General and Administrative

General and administrative expense decreased by $29.3 million during fiscal 2009 as compared to fiscal 2008, and $17.0 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
	(In millions)

Legal and other professional services costs	$(13.0)	$(3.0)
Salary, benefits and other employee-related costs	(10.5)	(12.1)
Stock-based compensation	(9.4)	(6.4)
Executive severance costs	(6.7)	6.7
Facilities and other infrastructure costs	(6.2)	(0.1)
Losses on the sale of installment contract receivables	(5.4)	(7.7)
Impairment of property, plant and equipment	5.4	0.4
Bad debt expense	16.3	6.2
Other discretionary spending	0.2	(1.0)

	$(29.3)	$(17.0)

Legal and other professional services costs decreased during fiscal 2009 as compared to fiscal 2008, primarily due to a decrease in professional services fees related to our proposed acquisition of Mentor Graphics Corporation and the restatement of our previously issued financial statements for the periods ended March 29, 2008 and June 28, 2008 that did not recur during fiscal 2009. See additional discussion of our current litigation in Note 15 to our Consolidated Financial Statements. Legal and other professional services costs decreased during fiscal 2008, as compared to fiscal 2007, due to litigation costs incurred during fiscal 2007 that did not recur during fiscal 2008, partially offset by increased professional services fees related to our proposed acquisition of Mentor Graphics Corporation and the restatement of our previously issued financial statements for the periods ended March 29, 2008 and June 28, 2008.

Losses on the sale of installment contract receivables decreased during fiscal 2009, as compared to fiscal 2008, and during fiscal 2008, as compared to fiscal 2007, due to a reduction in sales of receivables. The change in our license mix has resulted in an increased number of subscription licenses and a decrease in the sale of receivables to financial institutions because we generally do not sell the receivables associated with subscription licenses. Also, as a result of the credit losses recorded by banks during 2008 and 2009 and the financial challenges experienced by banks, a number of banks have become less willing to purchase assets because of capital constraints and concerns about over-exposure to the technology sector.

Bad debt expense increased during fiscal 2009, as compared to fiscal 2008, and during fiscal 2008, as compared to fiscal 2007, because certain of our customers experienced and may continue to experience adverse changes in their business, which has resulted and may continue to result in a delay or default on their payment obligations.

Executive severance costs during fiscal 2008 relate to the cash payable to three of the five executives who resigned in October 2008. The expense related to the other two resignations of executives is included in our Sales and marketing and Research and development expenses.

Amortization of Acquired Intangibles

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
	(In millions)

Amortization of acquired intangibles	$11.4	$22.7	$19.4	$(11.3)	$3.3

Amortization of acquired intangibles decreased $11.3 million during fiscal 2009, as compared to fiscal 2008, and increased $3.3 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
	(In millions)

Increase due to additions of acquired intangibles	$ ----	$6.0
Decrease due to impairment of intangibles during 2008	(9.5)	----
Decrease due to completed amortization of acquired intangibles	(1.8)	(2.7)

	$(11.3)	$3.3

Restructuring and Other Charges

We have initiated multiple restructuring plans since 2001, including a 2009 restructuring plan which includes restructuring activities initiated during the second quarter of fiscal 2009 as well as restructuring activities initiated during the fourth quarter of fiscal 2009 and announced in January 2010. These restructuring activities initiated during fiscal 2009 are together referred to as the 2009 Restructuring Plan. See Note 5 to our Consolidated Financial Statements for additional details of these restructuring plans.

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

2009 Restructuring Plan

We have recorded total costs associated with the 2009 Restructuring Plan of $35.1 million. The costs recorded as part of the 2009 Restructuring Plan include severance payments, severance-related benefits and costs for outplacement services that were communicated to the affected employees before January 2, 2010, and estimated severance payments and related benefits that were both probable and estimable as of January 2, 2010 for employees notified after January 2, 2010.

Total severance and termination benefits of approximately $16.3 million related to the 2009 Restructuring Plan were paid to employees before January 2, 2010. Approximately $18.6 million of severance and termination benefits related to the 2009 Restructuring Plan will be paid after January 2, 2010, all of which is included in Accounts payable and accrued liabilities in our Consolidated Balance Sheet as of January 2, 2010. Due to varying regulations in the jurisdictions and countries in which we operate, we expect substantially all termination benefits to be paid by January 1, 2011. We expect ongoing annual savings of approximately $30.0 million related to the restructuring activities initiated during the second quarter of 2009. We expect that substantially all of the estimated restructuring plan-related annual operating expense savings related to the 2009 restructuring activities which we initiated during the fourth quarter of 2009 and announced in January 2010 will be offset by increased spending in connection with developing and enhancing our product technologies.

2008 Restructuring Plan

The following table presents Restructuring and other charges for the 2008 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In millions)

Fiscal 2009	$(3.0)	$0.5	$	----	$(2.5)
Fiscal 2008	$44.3	$2.3		$0.1	$46.7

During fiscal 2008, we recorded $44.3 million of headcount reduction costs associated with the 2008 Restructuring Plan, including severance payments, severance-related benefits and costs for outplacement services, substantially all of which was paid by January 2, 2010.

During fiscal 2009, we recorded a net reversal of $2.5 million, consisting of reversals of $3.0 million in termination and related benefits costs that were less than initially estimated and $1.4 million of excess facilities costs due to a reduction in the estimated lease obligation associated with a facility vacated as part of the 2008 Restructuring Plan, partially offset by restructuring expense of $1.9 million related to facilities included in the 2008 Restructuring Plan that we exited during fiscal 2009.

Other Restructuring Plans

We recorded credits to Restructuring and other charges (credits) of $1.2 million during fiscal 2009, $0.3 million during fiscal 2008 and $9.7 million during fiscal 2007. During fiscal 2009, we recorded a release of $1.2 million of excess facilities costs due to a reduction in the estimated lease obligation associated with a facility vacated as part of the 2002 Restructuring Plan and a reduction in other facilities costs that were less than initially estimated.

During fiscal 2007, we completed a lease termination agreement for a facility included in the 2001 Restructuring Plan, whereby we paid $8.2 million and were released from all future obligations related to the facility. We recorded a credit to Restructuring and other charges of $7.1 million during fiscal 2007, representing the lease loss accrual related to this facility in excess of the amount paid.

Impairment of Goodwill

We conduct a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We completed an interim goodwill impairment test during the fourth quarter of fiscal 2008 and recorded an Impairment of goodwill of $1,317.2 million, representing all of our goodwill. For additional description of our impairment of goodwill, see Note 13 to our Consolidated Financial Statements.

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

Interest Expense

	2009	2008	2007
		As Adjusted	As Adjusted
	(In millions)

Interest expense	$28.9	$27.4	$28.3

On the first day of fiscal 2009, we adopted new accounting principles as required by the “Debt with Conversion and Other Options” subtopic of the FASB Accounting Standards Codification, which requires issuers of certain types of convertible notes to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This retroactive adoption required us to adjust our Consolidated Financial Statements for prior years to reflect increased interest expense in each of those years. The primary components of Interest expense for fiscal 2009, fiscal 2008 and fiscal 2007 consisted of the non-cash component associated with the amortization of the debt discount as required under these new accounting principles and the contractual interest expense of our Convertible Senior Notes.

Other Income (Expense), net

Other income (expense), net, for fiscal 2009, fiscal 2008 and fiscal 2007 was as follows:

	2009	2008	2007
	(In millions)

Interest income	$2.6	$20.4	$48.1
Gains on sale of non-marketable securities	----	1.6	6.0
Gains (losses) on available-for-sale securities	2.3	(7.9)	4.4
Gains (losses) on securities in the non-qualified deferred compensation trust	(1.0)	(8.9)	7.6
Gains (losses) on foreign exchange	0.4	3.4	(2.4)
Net loss on liquidation of subsidiary	----	(9.3)	----
Equity loss from investments	(0.5)	(0.9)	(3.0)
Write-down of investments	(5.2)	(16.7)	(2.6)
Other income	0.4	1.5	0.4

Total other income (expense), net	$(1.0)	$(16.8)	$58.5

The decrease in interest income during fiscal 2009, as compared to fiscal 2008, and during fiscal 2008, as compared to fiscal 2007, was due to lower average cash balances and lower interest rates.

We determined that certain of our non-marketable securities were other-than-temporarily impaired and we wrote down the investments by $5.2 million during fiscal 2009, $8.6 million during fiscal 2008 and $2.6 million during fiscal 2007. During fiscal 2008, we determined that two of our available-for-sale securities were other-than-temporarily impaired based on the severity and the duration of the impairments, and we wrote down the investments by $8.1 million. All of these impairments are included in the Write-down of investments line in the above table.

During fiscal 2008, we purchased approximately 4.3 million shares of Mentor Graphics common stock in connection with our proposed acquisition of Mentor Graphics. After the announcement of our withdrawal of the proposed acquisition of Mentor Graphics during fiscal 2008, we sold our entire equity interest in Mentor Graphics at a loss of $9.4 million, which is included in the Gains (losses) on available-for-sale securities line in the above table.

The $9.3 million loss on liquidation of subsidiary is primarily attributable to currency translation adjustment losses, net of gains, previously recorded in Accumulated other comprehensive income on our Consolidated Balance Sheet for a subsidiary that was completely liquidated during fiscal 2008.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes and the effective tax rates during fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
		As Adjusted	As Adjusted
	(In millions, except percentages)

Provision (benefit) for income taxes	$(3.6)	$239.2	$61.4
Effective tax rate	2%	(15)%	18%

During fiscal 2009, a change in United States federal tax law allowed companies to elect to carry back the fiscal 2009 net operating loss for a period of three, four or five years instead of the general two-year carryback period. Our benefit for income taxes during fiscal 2009 is primarily due to $27.3 million of tax benefit from the fiscal 2009 United States federal net operating losses that can be utilized to offset taxable income in prior years, that is partially offset by current year interest expense related to unrecognized tax benefits of $13.3 million, and an increase in unrecognized tax benefits, penalties and interest related to prior year tax positions of $14.5 million. With the exception of the fiscal 2009 United States federal net operating loss that can be utilized in prior years, we recorded a valuation allowance that offset the tax benefit from other fiscal 2009 United States losses and tax credits.

The $14.5 million increase in unrecognized tax benefits, penalties and interest during fiscal 2009 included $7.3 million of unrecognized tax benefits, penalties and interest that should have been recognized during multiple periods between fiscal 2004 through fiscal 2008. The effects on our fiscal 2009 results and our Consolidated Financial Statements for prior periods are not considered material.

We had a fiscal 2008 provision for income taxes, primarily due to the significant fiscal 2008 tax expenses related to the impairment of non-deductible goodwill, the increase in our valuation allowance against our deferred tax assets, and our decision to repatriate previously untaxed foreign earnings. During fiscal 2008, we recognized the impairment of $1,059.7 million of United States goodwill that was non-deductible. We also increased the valuation allowance against our deferred tax assets by $326.0 million because of the uncertainty regarding their ultimate realization. In making this judgment, we considered the fiscal 2008 loss that resulted in a cumulative three-year loss and other factors. Finally, given the challenges in the global capital markets during fiscal 2008, we decided that $317.2 million of previously untaxed earnings from foreign subsidiaries would not be indefinitely reinvested outside of the United States. As a result, we accrued a tax expense of $101.1 million during fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations.

Our effective tax rate was negative for fiscal 2008, as compared to the positive effective tax rate for fiscal 2007, primarily due to the fiscal 2008 Loss before provision for income taxes and the fiscal 2008 tax expenses related to the impairment of non-deductible goodwill, the increase in our valuation allowance against our deferred tax assets, and our decision to repatriate previously untaxed foreign earnings. The fiscal 2007 effective tax rate reflects the $27.8 million tax benefit from the fiscal 2007 effective settlement of the IRS Exam for the 1997-1999 tax years.

We expect our effective tax rate for fiscal 2010 to be negative. Our expectation excludes the impact of possible effective settlements of tax examinations that may occur during fiscal 2010. The effective tax rate is negative because we expect to record a loss before provision for income taxes during fiscal 2010 and because we expect to have tax expense on the income of certain foreign subsidiaries and interest expense on our unrecognized tax benefits. In addition, we currently anticipate recording a valuation allowance that will offset the potential tax benefit of certain tax loss and credit carryforwards generated during fiscal 2010.

We intend to indefinitely reinvest approximately $79.0 million of undistributed earnings of our foreign subsidiaries as of January 2, 2010, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $35.3 million as of January 2, 2010.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We concluded that a valuation allowance of $383.2 million was required as of January 2, 2010. This represents an increase in valuation allowance of $52.0 million in comparison with the year ended January 3, 2009. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our Income taxes, including the calculation of our valuation allowance, our deferred tax assets, and the status of the IRS examinations, see Note 4 to our Consolidated Financial Statements.

Liquidity and Capital Resources

				Change
				2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
		As Adjusted	As Adjusted
	(In millions)

Cash, cash equivalents and Short-term investments	$571.3	$572.1	$1,078.1	$(0.8)	$(506.0)
Net working capital	452.8	389.8	743.4	63.0	(353.6)
Cash provided by operating activities	25.6	70.3	402.4	(44.7)	(332.1)
Cash used for investing activities	(50.5)	(126.9)	(108.4)	76.4	(18.5)
Cash provided by (used for) financing activities	21.0	(443.4)	(170.1)	464.4	(273.3)

Cash and Cash Equivalents and Short-term Investments

As of January 2, 2010, our principal sources of liquidity consisted of $571.3 million of Cash and cash equivalents and Short-term investments, as compared to $572.1 million as of January 3, 2009 and $1,078.1 million as of December 29, 2007.

Our primary sources of cash during fiscal 2009 and fiscal 2008 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for services;
•	Cash received for common stock purchases under our employee stock purchase plan; and
•	Proceeds from the sale of receivables during fiscal 2008.

Our primary uses of cash during fiscal 2009 and fiscal 2008 were:

•	Payments relating to salary, benefits, other employee-related costs and other operating expenses, including our restructuring plans;
•	Purchases of property, plant and equipment;
•	Payments to former shareholders of acquired businesses;
•	Purchases of treasury stock as part of our stock repurchase program during fiscal 2008; and
•	Repurchase of the 2023 Notes in the amount of $230.2 million pursuant to their terms during fiscal 2008.

We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital

Net working capital increased $63.0 million as of January 2, 2010, as compared to January 3, 2009, and decreased $353.6 million as of January 3, 2009, as compared to December 29, 2007, due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
		As Adjusted
	(In millions)

Accounts payable and accrued liabilities	$110.9	$28.8
Current portion of deferred revenue	55.4	(37.9)
Cash and cash equivalents	0.9	(494.7)
Prepaid expenses and other	(0.1)	(38.8)
Receivables, net	(98.0)	(27.5)
Convertible notes	----	230.4
Other individually insignificant items	(6.1)	(13.9)

	$63.0	$(353.6)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $44.7 million during fiscal 2009, as compared to fiscal 2008, and $332.1 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
	(In millions)

Net income (loss), net of non-cash related gains and losses	$55.0	$(545.1)
Proceeds from the sale of receivables, net	(46.4)	(163.2)
Changes in operating assets and liabilities, net of effect of acquired businesses	(53.3)	376.2

	$(44.7)	$(332.1)

Cash flows from operating activities include Net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels, the payment terms set forth in our license agreements and by sales of our receivables. As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and as a result, may delay purchasing our products and services or delay or default on their payment obligations. Approximately half of our total Receivables, net and Installment contract receivables, net as of January 2, 2010 relate to ten of our customers. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

We have entered into agreements whereby we may transfer accounts receivable to certain financial institutions on a non-recourse or limited-recourse basis. During fiscal 2009, we transferred accounts receivable to financial institutions on a non-recourse basis, totaling $5.8 million, net of the losses on the sale of the receivables, as compared to $52.2 million during fiscal 2008 and $215.4 million during fiscal 2007. The change in our license mix has resulted in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions. For additional information regarding our sales of receivables, see Note 17 to our Consolidated Financial Statements.

During fiscal 2008 and the second quarter of fiscal 2009, we initiated restructuring plans to decrease costs by reducing our workforce and by consolidating facilities and we expect ongoing annual savings of approximately $180.0 million related to these restructuring activities and other expense reductions. In January 2010, we announced additional restructuring activities that we initiated during the fourth quarter of fiscal 2009. We expect that substantially all of the estimated annual operating expense savings associated with the restructuring activities announced in January 2010 will be offset by increased spending in connection with developing and enhancing our product technologies.

As of January 2, 2010, we had made payments in connection with these restructuring plans in the amount of $59.1 million and we expect to pay an additional amount of $20.8 million. We expect substantially all termination benefits related to these restructuring plans to be paid by January 1, 2011.

Cash Flows from Investing Activities

Our primary investing activities during fiscal 2009 and fiscal 2008 consisted of:

•	Purchases and proceeds from the sale of property, plant and equipment;
•	Purchases of available-for-sale securities during fiscal 2008;
•	Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles; and
•	Proceeds from the sale of available-for-sale securities and long-term investments.

Net cash used for investing activities decreased $76.4 million during fiscal 2009, as compared to fiscal 2008, and increased $18.5 million during fiscal 2008, as compared to fiscal 2007, due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
	(In millions)

Purchases of available-for-sale securities	$62.4	$(62.4)
Purchases of property, plant and equipment	56.0	(15.5)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisition of intangibles	6.8	59.8
Proceeds from the sale of property, plant and equipment	3.9	(46.5)
Proceeds from the sale of available-for-sale securities	(52.4)	50.1
Other individually insignificant items	(0.3)	(4.0)

	$76.4	$(18.5)

In January 2007, we completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, we leased back from the purchaser all available space in the buildings. During the lease term, we constructed an additional building on our San Jose, California campus to replace the buildings we sold in this transaction. The decrease in cash payments for Property, plant and equipment during fiscal 2009, as compared to fiscal 2008, is primarily due to the completion of this new building in January 2009.

During fiscal 2008, we purchased approximately 4.3 million shares of Mentor Graphics common stock for $62.4 million in connection with our proposed acquisition of Mentor Graphics. After the announcement of our withdrawal of the proposed acquisition of Mentor Graphics we sold our entire equity interest in Mentor Graphics for $53.0 million.

In connection with our acquisitions completed before January 2, 2010, we may be obligated to pay up to an aggregate of $15.9 million in cash during the next 32 months if certain defined performance goals are achieved in full, of which $8.1 million would be included as compensation expense in our Consolidated Statements of Operations.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, business combinations, and making long-term equity investments.

Cash Flows from Financing Activities

Financing cash flows during fiscal 2009 consisted primarily of the issuance of common stock under certain employee plans.

Net cash provided by financing activities was $21.0 million during fiscal 2009, as compared to net cash used in financing activities of $443.4 million during fiscal 2008, and $170.1 million during fiscal 2007. The changes in our financing cash flows are due to the following:

	Change
	2009 vs.	2008 vs.
	2008	2007
	(In millions)

Purchases of treasury stock	$274.0	$125.5
Principal payments of our notes due 2023	230.2	(230.2)
Proceeds from the issuance of common stock	(20.2)	(207.3)
Proceeds from receivable sale financing	(18.0)	18.0
Payments on our term loan	----	28.0
Other individually insignificant items	(1.6)	(7.3)

	$464.4	$(273.3)

The decrease in Proceeds from the issuance of common stock during fiscal 2009, as compared to fiscal 2008, is primarily due to decreased purchase limits under our ESPP, which became effective during fiscal 2009. We did not repurchase any of our common stock during fiscal 2009. As of January 2, 2010, we had $854.4 million remaining under the stock repurchase programs authorized by our Board of Directors.

During fiscal 2008, we repurchased $230.2 million principal amount of the 2023 Notes upon election of the holders of the 2023 Notes pursuant to the terms thereof, for total consideration of $230.8 million.

We record a gain or loss on re-issuance of treasury stock based on the total proceeds received in the transaction. During fiscal 2009, we recorded losses on the re-issuance of treasury stock of $213.4 million as a component of Retained earnings (Accumulated deficit).

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. As of January 2, 2010, we had recognized a deferred tax liability of $34.7 million related to $67.9 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which we have previously made a provision for income tax. We repatriated $50.0 million of the $67.9 million during January 2010 and expect to repatriate $12.9 million of the remainder during fiscal 2010. We estimate that the fiscal 2010 repatriations will result in fiscal 2010 cash tax payments of approximately $2.2 million.

We intend to indefinitely reinvest approximately $79.0 million of undistributed earnings of our foreign subsidiaries as of January 2, 2010, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $35.3 million as of January 2, 2010.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs pursuant to which the IRS has proposed to assess certain tax deficiencies. For additional description of our IRS Examinations, see Note 4 to our Consolidated Financial Statements.

As of January 2, 2010, we had current income tax liabilities related to unrecognized tax benefits of $3.9 million. As of January 2, 2010, we had long-term income tax liabilities related to unrecognized tax benefits of $313.6 million. For additional information on the income tax liabilities related to unrecognized tax benefits, see the discussion under the heading “Contractual Obligations.”

1.375% Convertible Senior Notes Due December 2011 and 1.500% Convertible Senior Notes Due December 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and, in separate transactions, sold warrants to purchase our common stock to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013, and the principal amounts will be paid in cash at maturity. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 3 to our Consolidated Financial Statements.

Contractual Obligations

A summary of our contractual obligations as of January 2, 2010 is as follows:

	Payments Due by Period
		Less			More
	Total	Than 1 Year	1-3 Years	3-5 Years	Than 5 Years
	(In millions)

Operating lease obligations	$84.6	$24.4	$30.3	$13.2	$16.7
Purchase obligations	20.3	19.0	0.9	0.4	----
2023 Notes(1)	0.2	----	----	0.2	----
Convertible Senior Notes	500.0	----	250.0	250.0	----
Contractual interest payments	21.9	7.2	10.9	3.8	----
Current income tax payable and Unrecognized tax benefits	8.0	8.0	----	----	----
Other long-term contractual obligations(2)	237.8	----	232.4	2.5	2.9

Total	$872.8	$58.6	$524.5	$270.1	$19.6

(1)	The 2023 Notes are due in August 2023. However, the holders of the 2023 Notes can require us to repurchase for cash the remaining portion of the 2023 Notes on August 15, 2013 for 100.00% of the principal amount. Therefore, we have included $0.2 million of principal of the 2023 Notes on the potential repurchase of the 2023 Notes in the 3-5 Years column in the above table.

(2)	Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $313.6 million, and of that amount we estimate that $215.9 million will be paid or settled within 1 to 3 years. We did not include the remaining long-term income tax liabilities of $97.7 million in the table above, because we estimated that this liability can be offset by available net operating loss and tax credit carryforwards, and that future cash payments will not be required to settle this liability. However, the total amounts of income tax payable and the timing of such tax payments may depend upon the resolution of current and future tax examinations that cannot be estimated with certainty. The remaining portion of other long-term contractual obligations is primarily acquisition-related liabilities.

With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of January 2, 2010 or the earliest cancellation date.

In connection with our acquisitions completed before January 2, 2010, we may be obligated to pay up to an aggregate of $15.9 million in cash during the next 32 months if certain defined performance goals are achieved in full.

Off-Balance Sheet Arrangements

As of January 2, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards

In October 2009, the FASB issued new accounting standards for multiple-deliverable arrangements and for revenue arrangements that include both tangible products and software elements.

The new standards for multiple-deliverable arrangements enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.

Under the new standards for revenue arrangements that include both tangible products and software elements, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the pre-existing software revenue guidance. In addition, hardware components of a tangible product containing software components are always excluded from the pre-existing software revenue guidance.

We are currently evaluating the application to our revenue arrangements of the two new accounting standards described above. The impact of these new standards may result in revenue being recognized for certain sales of hardware and nonsoftware-related deliverables separate from the software deliverables within a multiple element arrangement. Both of these new standards are effective prospectively for revenue arrangements entered into or materially modified during fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years, with early adoption permitted. We plan to adopt these two new accounting standards during our first quarter of fiscal 2011.

In June 2009, the FASB issued new accounting standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. These standards will be effective for us beginning in the first quarter of fiscal 2010. We are currently evaluating the impact that these new standards will have on our Consolidated Financial Statements.

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

The following table provides information, as of January 2, 2010, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during January 2010.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$29.9	91.69
European Union euro	14.2	0.69
Indian rupee	13.4	46.64
Canadian Dollar	10.6	1.06
Israeli shekel	10.2	3.77
New Taiwan dollar	7.6	32.19
Hong Kong dollar	6.8	7.75
British pound sterling	2.1	0.62

Total	$94.8	N/A

Estimated fair value	$(0.5)

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our portfolio of Cash and cash equivalents. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our Cash and cash equivalents and the costs associated with foreign currency hedges.

We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As part of our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to have low credit risk, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio of Cash and cash equivalents includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of January 2, 2010. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Consolidated Balance Sheet as of January 2, 2010.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$446.3	0.13%
Cash – variable rate	41.7	0.27%
Cash – fixed rate	47.6	0.67%

Total interest-bearing instruments	$535.6	0.19%

Equity Price Risk

1.375% Convertible Senior Notes Due December 2011 and 1.500% Convertible Senior Notes Due December 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and in separate transactions, sold warrants to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 3 to our Consolidated Financial Statements.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 6 to our Consolidated Financial Statements for additional details of these investments.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data – Unaudited

	2009				2008
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
					As	As	As	As
					Adjusted(4)	Adjusted(4)	Adjusted(4)	Adjusted(4)
	(In thousands, except per share amounts)

Revenue(1)	$220,279	$216,122	$209,929	$206,302	$227,335	$232,488	$308,041	$270,750
Cost of revenue	40,390	38,649	46,027	44,177	49,267	51,416	57,063	51,734
Net income (loss)(1)(2)(3)(5)	1,790	(14,047)	(74,357)	(63,257)	(1,634,105)	(170,656)	(18,812)	(33,142)
Net income (loss) per share – basic(1)(2)(3)(5)	0.01	(0.05)	(0.29)	(0.25)	(6.55)	(0.67)	(0.07)	(0.13)
Net income (loss) per share – diluted(1)(2)(3)(5)	0.01	(0.05)	(0.29)	(0.25)	(6.55)	(0.67)	(0.07)	(0.13)

(1)	During the quarter ended January 3, 2009, we recorded an adjustment reducing Product revenue by $5.8 million to correct the amount of Product revenue that was previously recognized during the three months ended March 29, 2008. Product revenue for a software arrangement was recognized upon delivery of the software licenses during the three months ended March 29, 2008, but it was later determined that the Product revenue should have been recognized on a ratable basis. The correction is not considered material to the Consolidated Financial Statements.

(2)	During the quarter ended January 3, 2009, we recorded a $1,317.2 million impairment of goodwill, a $47.1 million impairment of intangible and tangible assets and a $326.0 million valuation allowance against our deferred tax assets. For additional description of the impairments of goodwill and intangible and tangible assets, see Note 13 to our Consolidated Financial Statements. For additional description of the valuation allowance, see Note 4 to our Consolidated Financial Statements.

(3)	During fiscal 2008, we decided to repatriate earnings from a foreign subsidiary to the United States that had previously been considered to be indefinitely reinvested outside the United States and for which deferred taxes had not been previously provided. As a result, we accrued a tax expense of $71.0 million during the third quarter of fiscal 2008 and $30.1 million during the fourth quarter of fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations.

(4)	We adopted new accounting principles for our Convertible Senior Notes on the first day of fiscal 2009. See Note 3 to our Consolidated Financial Statements for additional information and disclosures regarding this adoption.

(5)	During the quarter ended January 2, 2010, we recorded a $15.2 million tax benefit due to a United States federal tax law that was enacted during the fourth quarter of fiscal 2009, allowing us to carry back our fiscal 2009 net operating loss for a period of three, four or five years to offset taxable income in those preceding tax years. See Note 4 to our Consolidated Financial Statements for additional information regarding this election.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2010.

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

Based on their evaluation as of January 2, 2010, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of January 2, 2010, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 15, “Exhibits and Financial Statement Schedules.”

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 – Election of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2010 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.

The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance – Code of Business Conduct” in Cadence’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors – Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors – Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors – Director Independence” in Cadence’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2009 and 2008” in Cadence’s definitive proxy statement for its 2010 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

			Page

(a) 1.	Financial Statements
	•	Reports of Independent Registered Public Accounting Firm	60
	•	Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009	62
	•	Consolidated Statements of Operations for the three fiscal years ended January 2, 2010	63
	•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three fiscal years ended January 2, 2010	64
	•	Consolidated Statements of Cash Flows for the three fiscal years ended January 2, 2010	65
	•	Notes to Consolidated Financial Statements	66
(a) 2.	Financial Statement Schedules
	II. Valuation and Qualifying Accounts and Reserves		113
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

Cadence, the Cadence logo, Allegro, Connections, Encounter, Incisive, OrCAD, Palladium, SpeedBridge, Virtuoso and Xtreme are registered trademarks of Cadence Design Systems, Inc. Other service marks, trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 2, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for its Convertible Senior Notes due to the retrospective adoption of new accounting requirements issued by the Financial Accounting Standards Board (FASB), as of January 4, 2009. Also, as discussed in note 4 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes due to the adoption of new accounting requirements issued by the FASB, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cadence Design Systems, Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited Cadence Design Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cadence Design Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 2, 2010, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.

/s/ KPMG LLP
Mountain View, California
February 26, 2010

CADENCE DESIGN SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS
January 2, 2010 and January 3, 2009
(In thousands, except par value)

ASSETS

	2009	2008
		As Adjusted
		(Note 3)

Current Assets:
Cash and cash equivalents	$569,115	$568,255
Short-term investments	2,184	3,840
Receivables, net of allowances of $14,020 and $7,524, respectively	200,628	298,665
Inventories	24,165	28,465
Prepaid expenses and other	54,655	54,765

Total current assets	850,747	953,990
Property, plant and equipment, net	311,502	354,852
Acquired intangibles, net	28,841	49,082
Installment contract receivables, net of allowances of $9,724 and $0, respectively	58,448	160,742
Other assets	161,049	161,187

Total Assets	$1,410,587	$1,679,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$150,207	$261,099
Current portion of deferred revenue	247,691	303,111

Total current liabilities	397,898	564,210

Long-Term Liabilities:
Long-term portion of deferred revenue	92,298	130,354
Convertible notes	436,012	416,572
Other long-term liabilities	376,006	382,004

Total long-term liabilities	904,316	928,930

Commitments and Contingencies (Note 15 and Note 16)
Stockholders’ Equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	----	----
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 268,649 as of January 2, 2010; 257,857 as of January 3, 2009	1,674,396	1,659,302
Treasury stock, at cost; 37,388 shares as of January 2, 2010; 48,180 shares as of January 3, 2009	(431,310)	(695,152)
Accumulated deficit	(1,177,983)	(814,679)
Accumulated other comprehensive income	43,270	37,242

Total stockholders’ equity	108,373	186,713

Total Liabilities and Stockholders’ Equity	$1,410,587	$1,679,853

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three fiscal years ended January 2, 2010
(In thousands, except per share amounts)

	2009	2008	2007
		As Adjusted	As Adjusted
		(Note 3)	(Note 3)

Revenue:
Product	$400,773	$516,603	$1,103,970
Services	106,555	133,498	125,838
Maintenance	345,304	388,513	385,205

Total revenue	852,632	1,038,614	1,615,013

Costs and Expenses:
Cost of product	32,114	50,303	60,069
Cost of services	90,536	103,337	93,360
Cost of maintenance	46,593	55,840	61,079
Marketing and sales	286,833	358,409	407,148
Research and development	354,703	457,913	494,032
General and administrative	122,648	152,032	168,997
Amortization of acquired intangibles	11,420	22,732	19,421
Impairment of goodwill	----	1,317,200	----
Impairment of intangible and tangible assets	----	47,069	----
Restructuring and other charges (credits)	31,376	46,447	(9,686)
Write-off of acquired in-process technology	----	600	2,678

Total costs and expenses	976,223	2,611,882	1,297,098

Income (loss) from operations	(123,591)	(1,573,268)	317,915
Interest expense	(28,872)	(27,402)	(28,260)
Other income (expense), net	(1,042)	(16,843)	58,530

Income (loss) before provision (benefit) for income taxes	(153,505)	(1,617,513)	348,185
Provision (benefit) for income taxes	(3,634)	239,202	61,397

Net income (loss)	$(149,871)	$(1,856,715)	$286,788

Net income (loss) per share – basic	$(0.58)	$(7.30)	$1.06

Net income (loss) per share – diluted	$(0.58)	$(7.30)	$0.97

Weighted average common shares outstanding – basic	257,782	254,323	271,455

Weighted average common shares outstanding – diluted	257,782	254,323	295,591

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the three fiscal years ended January 2, 2010
(In thousands)

	Common Stock
		Par Value		Retained	Accumulated
		and Capital		Earnings	Other
		in Excess	Treasury	(Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit)	Income	Total

BALANCE, DECEMBER 30, 2006, as adjusted (Note 3)	274,912	$1,508,258	$(544,855)	$832,426	$12,484	$1,808,313
Comprehensive income:
Net income, as adjusted (Note 3)	----	----	----	286,788	----	286,788
Other comprehensive income, net of taxes (Note 12)	----	----	----	----	7,773	7,773

Total comprehensive income, net of taxes, as adjusted (Note 3)						294,561

Purchase of treasury stock	(19,400)	----	(399,490)	----	----	(399,490)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	20,268	(54,901)	344,348	(24,384)	----	265,063
Stock received for payment of employee taxes on vesting of restricted stock	(1,094)	----	(19,128)	----	----	(19,128)
Tax benefit from employee stock transactions	----	25,982	----	----	----	25,982
Tax benefit from call options, as adjusted (Note 3)	----	5,370	----	----	----	5,370
Stock options assumed in acquisitions	----	1,841	----	----	----	1,841
Stock-based compensation expense	----	91,850	----	----	----	91,850
Step acquisition adjustment (Note 14)	----	----	----	(1,556)	----	(1,556)
Unrecognized tax benefit initial adoption adjustment (Note 4)	----	35,251	----	59,366	----	94,617
Unrecognized tax benefit adjustment related to effective settlement with IRS (Note 4)	----	6,225	----	----	----	6,225

BALANCE, DECEMBER 29, 2007, as adjusted (Note 3)	274,686	$1,619,876	$(619,125)	$1,152,640	$20,257	$2,173,648

Comprehensive loss:
Net loss, as adjusted (Note 3)	----	----	----	(1,856,715)	----	(1,856,715)
Other comprehensive income, net of taxes and liquidation of subsidiary (Notes 2 and 12)	----	----	----	----	16,985	16,985

Total comprehensive loss, net of taxes, as adjusted (Note 3)						(1,839,730)

Purchase of treasury stock	(27,034)	----	(273,950)	----	----	(273,950)
Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	10,931	(45,621)	203,037	(110,604)	----	46,812
Stock received for payment of employee taxes on vesting of restricted stock	(726)	----	(5,114)	----	----	(5,114)
Tax expense from employee stock transactions	----	(5,472)	----	----	----	(5,472)
Tax benefit from call options, as adjusted (Note 3)	----	4,389	----	----	----	4,389
Stock options assumed in acquisitions	----	1,140	----	----	----	1,140
Stock-based compensation expense	----	75,318	----	----	----	75,318
Unrecognized tax benefit adjustment (Note 4)	----	7,893	----	----	----	7,893
Tax adjustment related to the repatriation of earnings (Note 4)	----	1,779	----	----	----	1,779

BALANCE, JANUARY 3, 2009, as adjusted (Note 3)	257,857	$1,659,302	$(695,152)	$(814,679)	$37,242	$186,713

Comprehensive loss:
Net loss	----	----	----	(149,871)	----	(149,871)
Other comprehensive income, net of taxes (Note 12)	----	----	----	----	6,028	6,028

Total comprehensive loss, net of taxes						(143,843)

Issuance of common stock and re-issuance of treasury stock under equity incentive plans, net of forfeitures	11,824	(28,504)	269,801	(213,433)	----	27,864
Stock received for payment of employee taxes on vesting of restricted stock	(1,032)	----	(5,959)	----	----	(5,959)
Tax expense from employee stock transactions	----	(299)	----	----	----	(299)
Unrecognized tax benefit adjustment (Note 4)	----	(6,369)	----	----	----	(6,369)
Stock-based compensation expense	----	50,266	----	----	----	50,266

BALANCE, JANUARY 2, 2010	268,649	$1,674,396	$(431,310)	$(1,177,983)	$43,270	$108,373

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 2, 2010
(In thousands)

	2009	2008	2007
		As Adjusted	As Adjusted
		(Note 3)	(Note 3)

Cash and Cash Equivalents at Beginning of Year	$568,255	$1,062,920	$934,342

Cash Flows from Operating Activities:
Net income (loss)	(149,871)	(1,856,715)	286,788
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	----	1,317,200	----
Impairment of intangible and tangible assets	----	47,069	----
Depreciation and amortization	93,139	126,489	128,486
Amortization of debt discount and fees	20,912	18,019	18,049
Stock-based compensation	54,706	81,274	101,415
Loss from equity method investments	481	945	3,027
(Gain) loss on investments, net	(1,292)	15,263	(18,090)
Gain on sale and leaseback of land and buildings	(122)	(185)	(13,141)
Write-down of investment securities	5,207	16,653	2,550
Write-off of acquired in-process technology	----	600	2,678
Non-cash restructuring and other charges (credits)	(358)	279	(7,106)
Loss on liquidation of subsidiary	----	9,327	----
Tax benefit from call options	----	4,389	5,370
Impairment of property, plant and equipment	6,730	2,170	2,365
Deferred income taxes	(3,438)	198,784	12,365
Proceeds from the sale of receivables, net	5,827	52,232	215,444
Provisions (recoveries) for losses (gains) on trade accounts receivable and sales returns	20,947	4,578	(586)
Other non-cash items	(637)	1,807	8,854
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	61,966	(31,205)	15,762
Installment contract receivables	114,346	79,635	(393,658)
Inventories	3,896	2,584	6,197
Prepaid expenses and other	(1,393)	(4,618)	(603)
Other assets	12,044	(2,778)	(628)
Accounts payable and accrued liabilities	(94,851)	(42,882)	20,352
Deferred revenue	(95,135)	25,648	44,775
Other long-term liabilities	(27,467)	3,724	(38,227)

Net cash provided by operating activities	25,637	70,286	402,438

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	4,135	56,529	6,468
Purchases of available-for-sale securities	----	(62,447)	----
Proceeds from the sale of long-term investments	----	4,028	6,323
Proceeds from the sale of property, plant and equipment	3,864	----	46,500
Purchases of property, plant and equipment	(41,308)	(97,290)	(81,795)
Purchases of software licenses	(774)	(2,388)	(2,000)
Investment in venture capital partnerships and equity investments	(2,300)	(4,386)	(3,214)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(14,126)	(20,931)	(80,725)

Net cash used for investing activities	(50,509)	(126,885)	(108,443)

Cash Flows from Financing Activities:
Proceeds from receivable sale financing	----	17,970	----
Principal payments on receivable sale financing	(2,467)	(793)	----
Principal payments on term loan	----	----	(28,000)
Payment of convertible notes due 2023	----	(230,207)	----
Tax benefit from employee stock transactions	1,383	483	21,090
Proceeds from issuance of common stock	28,010	48,192	255,462
Stock received for payment of employee taxes on vesting of restricted stock	(5,959)	(5,114)	(19,128)
Purchases of treasury stock	----	(273,950)	(399,490)

Net cash provided by (used for) financing activities	20,967	(443,419)	(170,066)

Effect of exchange rate changes on cash and cash equivalents	4,765	5,353	4,649

Increase (decrease) in Cash and cash equivalents	860	(494,665)	128,578

Cash and Cash Equivalents at End of Year	$569,115	$568,255	$1,062,920

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010

NOTE 1.	CADENCE

Cadence Design Systems, Inc., or Cadence, licenses electronic design automation, or EDA, software, sells or leases hardware technology and intellectual property and provides engineering and education services throughout the world to help manage and accelerate electronic product development processes. Cadence customers use its products and services to design and develop complex integrated circuits, or ICs, and electronic systems.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2009 and fiscal 2007 were 52-week years. Fiscal 2008 was a 53-week year. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Cadence.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Cadence considers all highly liquid debt instruments, including commercial paper, European Union euro time deposits, repurchase agreements and certificates of deposit, with remaining maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as Short-term investments.

Foreign Operations

Cadence transacts business in various foreign currencies. The United States dollar is the functional currency of Cadence’s consolidated entities operating in the United States and Cadence’s principal Irish, Israeli, Hungarian and Dutch subsidiaries. The functional currency for Cadence’s other consolidated entities operating outside of the United States is generally the local country’s currency, which is the primary currency in which the entity generates and expends cash. Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Cadence includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in Stockholders’ Equity as a component of Accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, in its Consolidated Statements of Operations. Cadence recognized a $9.9 million loss attributable to currency translation adjustment losses, net of gains, from the complete liquidation of a subsidiary during fiscal 2008. There were no significant gains or losses on the liquidation of subsidiaries during fiscal 2009 or fiscal 2007.

Derivative Financial Instruments

Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. The forward contracts are not designated as accounting hedges and, therefore, the unrealized gains and losses are recognized in Other income (expense), net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

Cadence does not use forward contracts for trading purposes. Cadence’s forward contracts generally have maturities of 90 days or less. Recognized gains or losses with respect to our current hedging activities will ultimately depend on how accurately Cadence is able to match the amount of currency forward exchange contracts with underlying asset and liability exposures.

Allowance for Doubtful Accounts

Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection is not probable. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Receivables and Installment contract receivables are presented net of allowance for doubtful accounts of $23.7 million as of January 2, 2010 and $7.5 million as of January 3, 2009.

Cadence’s customers are primarily concentrated within the semiconductor sector, which was adversely affected by the 2008 and 2009 economic downturn. Approximately half of Cadence’s total Receivables, net and Installment contract receivables, net as of January 2, 2010 relate to ten customers.

Cadence believes that its allowance for doubtful accounts is adequate, but Cadence will continue to monitor customer liquidity and other economic conditions, which may result in changes to Cadence’s estimates regarding its allowance for doubtful accounts. The adequacy of the allowance for doubtful accounts is evaluated by Cadence at least quarterly, and any adjustments to the allowance for doubtful accounts resulting from these evaluations could be material to Cadence’s Consolidated Financial Statements.

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

Cadence capitalizes the costs of software developed for internal use and web site development costs. Capitalization of software developed for internal use and web site development costs begins at the application development phase of the project. Capitalization of software developed for internal use and web site development costs ends, and amortization begins, when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life of the software. Cadence capitalized $10.5 million during fiscal 2009, $15.6 million during fiscal 2008 and $24.1 million during fiscal 2007 for costs of software developed for internal use.

Cadence recorded depreciation and amortization expense in the amount of $69.4 million during fiscal 2009, $77.9 million during fiscal 2008 and $73.7 million during fiscal 2007 for property, plant and equipment. Cadence abandoned and impaired certain long-lived assets of $6.7 million during fiscal 2009, $2.2 million during fiscal 2008 and $2.4 million during fiscal 2007, and these charges are included throughout Cadence’s operating expenses in the accompanying Consolidated Statements of Operations. In addition, Cadence abandoned and impaired certain long-lived assets of $4.6 million during fiscal 2008, and this charge is included in Impairment of intangible and tangible assets in the accompanying Consolidated Statements of Operations.

In January 2007, Cadence completed the sale of certain land and buildings in San Jose, California for a sales price of $46.5 million in cash. Concurrently with the sale, Cadence leased back from the purchaser for two years approximately 262,500 square feet of office space, which represented all available space in the buildings, and Cadence has since vacated the leased buildings. As of January 2, 2010, Cadence had capitalized $66.0 million in connection with the completed construction of its new building at its headquarters in San Jose, California. Cadence occupied a portion of the new building during the fourth quarter of fiscal 2008 and the remaining portion of the building during the first quarter of fiscal 2009.

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

Goodwill

Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence’s reporting unit may be less than its carrying amount. Cadence’s goodwill impairment test consists of two steps. The first step requires that Cadence compare the estimated fair value of its single reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, Cadence would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

In connection with the preparation of Cadence’s fiscal 2008 financial statements, Cadence performed an interim goodwill impairment test and recorded an Impairment of goodwill of $1,317.2 million, representing all of Cadence’s goodwill at the time. See Note 13 for additional information regarding Cadence’s goodwill impairment analysis.

Long-lived Assets, including Acquired Intangibles

Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to ten years). Cadence reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. In addition, Cadence assesses its long-lived assets for impairment if they are abandoned.

Non-Marketable Securities

Cadence’s non-marketable securities include investments in privately-held companies, and these investments are initially recorded at cost. To determine the fair value of these privately-held investments, Cadence uses the most recent round of financing or estimates of current fair value using traditional valuation techniques. It is Cadence’s policy to review the fair value of these investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition and is based on information that Cadence requests from these companies. This information is not subject to the same disclosure regulations as United States publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If Cadence believes the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to fair value.

Nonqualified Deferred Compensation Trust

Executive Officers, senior management and members of Cadence’s Board of Directors may elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds or money market accounts. Cadence consolidates the NQDC trust accounts in its Consolidated Financial Statements.

The selected mutual funds or money market accounts held in the NQDC trust are classified as trading securities. Trading securities are stated at fair value, with the unrealized gains and losses recognized in the Consolidated Statements of Operations as Other income, net. These trading securities are classified as Other assets in the Consolidated Balance Sheets because the securities are not available for Cadence’s use in its operations.

Cadence’s obligation with respect to the NQDC trust is recorded in Other long-term liabilities on its Consolidated Balance Sheets. Increases and decreases in the NQDC liability are recorded as compensation expense in the Consolidated Statements of Operations.

Deferred Revenue

Deferred revenue arises when customers pay for products or services in advance of revenue recognition. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized over the duration of the license. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the ensuing 12-month maintenance term. The fees under product licenses for which revenue is not recognized immediately and for maintenance in connection with term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from Net income (loss) and reflected instead in Stockholders’ equity. Cadence has reported comprehensive income (loss) in its Consolidated Statements of Stockholders’ Equity. Cadence reclassified from unrealized holding gains and losses on marketable securities to realized gains included in Other income (expense), net, in the accompanying Consolidated Statements of Operations, $2.3 million during fiscal 2009, without any tax effect, ($7.9) million during fiscal 2008, without any tax effect, and $4.4 million during fiscal 2007, net of $1.8 million of tax. Cadence did not have a tax benefit for gross unrealized holding losses in marketable equity securities during fiscal 2009 or fiscal 2008. The tax benefit for gross unrealized holding losses in marketable equity securities was $2.5 million during fiscal 2007.

Revenue Recognition

  License Types

Cadence licenses software using three different license types:

•	Subscription licenses;
•	Term licenses; and
•	Perpetual licenses.

For many of Cadence’s term and subscription license arrangements, Cadence uses its proprietary internet-based delivery mechanism, “eDA-on-tap,” to facilitate the delivery of its software products. To maximize the efficiency of this delivery mechanism, Cadence created two types of “eDA Cards.” Subscription license customers may purchase what Cadence refers to as an “eDA Platinum Card,” which provides the customer access to and use of all software products delivered at the outset of the arrangement and the ability to use additional unspecified software products that may become commercially available during the term of the arrangement, until the fees have been depleted. Term license customers may purchase what Cadence refers to as an “eDA Gold Card,” which provides the customer access to and use of all software products delivered at the outset of the arrangement, until the fees have been depleted. Overall, the eDA Cards provide greater flexibility for Cadence’s customers in how and when they deploy and use Cadence’s software products.

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

In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the later of the effective date of the arrangement or delivery of the first software product. Subscription license revenue is allocated to product and maintenance revenue. The allocation to maintenance revenue is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered maintenance that was established in connection with the sale of our term licenses.

In the event that a subscription license arrangement was terminated by mutual agreement and a new term license arrangement is entered into either concurrently with or after the termination of the subscription license arrangement during fiscal 2007 and fiscal 2008, the revenue associated with the new term license arrangement is recognized upon the later of the effective date of the arrangement or delivery of the first software product, assuming all other revenue recognition criteria have been met.

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

Timing of Revenue Recognition

Cadence recognizes revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and VSOE exists.

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

Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when Cadence provides the customer access to the software. Occasionally, Cadence will deliver the software on a DVD with standard transfer terms of free-on-board, or F.O.B., shipping point. Cadence’s software license agreements generally do not contain conditions for acceptance. With respect to hardware, delivery of an entire system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment. For these products, delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.

For customers who purchase eDA Gold or eDA Platinum Cards, delivery occurs when the customer has been provided with access codes that allow the customer to download the software pursuant to the terms of the software license agreement.

Fee is fixed or determinable – Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial up front payment, Cadence only considers that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. Cadence has a history of collecting receivables under installment contracts of up to five years. However, Cadence has concluded that fees are not fixed or determinable for license arrangements executed with customers in certain countries.

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

Collection is probable – Cadence assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in Cadence’s judgment collection of a fee is not probable, Cadence defers the revenue until the uncertainty is removed, generally upon receipt of cash payment.

Vendor-specific objective evidence of fair value – Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of a term or perpetual license arrangement. If VSOE does not exist for all elements to support the allocation of the total fee among all delivered and undelivered elements of the arrangement, revenue is deferred until either such evidence does exist for the undelivered elements, or all elements are delivered, whichever is earlier. If VSOE of all undelivered elements exists but VSOE does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue as the elements are delivered. Cadence’s experience has been that it is able to determine VSOE for maintenance when a stated annual renewal rate is included in the arrangement and time-based services. Cadence has not established VSOE for product, including licenses that include the right to receive unspecified future software products, or for annual maintenance that is not cancellable by the customer.

        Other Factors Affecting Revenue Recognition

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

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented approximately 2% of total revenue during fiscal 2009, approximately 3% of total revenue during fiscal 2008 and approximately 2% of total revenue during of fiscal 2007. Upon the sale of an installment contract, Cadence recognizes the remaining finance fee revenue associated with the installment contract.

Services revenue – Services revenue consists primarily of revenue received for performing engineering services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion based on the completion of milestones relating to the arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on Cadence’s results of operations.

Taxes collected from customers and remitted to governmental authorities – Cadence applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

  Accounting for Income Taxes

Cadence accounts for the effect of income taxes in its Consolidated Financial Statements using the asset and liability method. Cadence must make significant judgments in calculating its provision (benefit) for income taxes. Cadence is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. To measure the deferred tax assets and liabilities, Cadence’s judgments include anticipating the tax positions Cadence will take on tax returns for future years. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cadence then records a valuation allowance to reduce the deferred tax assets to the amount that Cadence believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. Deferred tax assets are realized by an enterprise by having sufficient taxable income to allow the related tax benefits to reduce taxes otherwise payable. Accordingly, the taxable income must be both of an appropriate character (e.g., capital versus ordinary, foreign versus United States source income) and within the carryback and carryforward periods permitted by law. In making such assessments, Cadence must make significant judgments about the possible sources of taxable income and the evidence available about each possible source of taxable income on a jurisdiction by jurisdiction basis. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. For example, a company’s current year or previous losses are given more weight than its future outlook. For the years ended January 2, 2010 and January 3, 2009, Cadence concluded that a significant valuation allowance was required based on its evaluation and weighting of the positive and negative evidence. See Note 4 for additional details. If, in the future, Cadence determines that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

Cadence takes a two-step approach to recognizing and measuring the financial statement benefit of uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement of the audit. Cadence reevaluates its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. Cadence classifies interest and penalties on unrecognized tax benefits as income tax expense.

Cadence is also required to assess whether the earnings of its foreign subsidiaries will be indefinitely reinvested outside the United States. As of January 2, 2010, Cadence had recognized a deferred tax liability of $34.7 million related to $67.9 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States. To calculate the tax liability for the repatriation of these earnings, Cadence is required to estimate the geographic mix of profits and losses earned by Cadence and its subsidiaries in tax jurisdictions with a broad range of income and dividend withholding tax rates, the impact of foreign exchange rate fluctuations, and the potential outcomes of current and future tax audits. Changes in Cadence’s actual or projected operating results, tax laws or Cadence’s interpretation of tax laws, foreign exchange rates and developments in current and future tax audits could significantly impact the amounts provided for income taxes in Cadence’s results of operations, financial position or cash flows.

  Restructuring Charges

Cadence accounts for restructuring charges with customary termination benefits when the costs are both probable and estimable. The costs are both probable and estimable on the date Cadence determines the number of employees whose positions will be terminated, their job classifications or functions, their location and the expected termination date, even if the actual positions are not finalized. Cadence accounts for restructuring charges with non-standard termination benefits when the plan has been communicated to the affected employees.

In connection with its restructuring plans, Cadence has made a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.

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

  Stock-Based Compensation

Cadence recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the value of the restricted stock award or restricted stock unit, collectively referred to as restricted stock, option or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. The fair value of each option grant and each purchase right granted under Cadence’s Employee Stock Purchase Program, or ESPP, is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock issuance is determined using the fair value of Cadence’s common stock on the grant date. Cadence recognizes stock-based compensation expense on the straight-line method for options and restricted stock that only contain a service condition and on the graded-vesting method for options and restricted stock that contain both a service and performance condition. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the following:

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

The valuation of all options, including the expected life of stock options, are calculated based on one employee pool because there is no significant difference in exercise behavior between classes of employees. The expected forfeiture rates for options and restricted stock are calculated based on an employee pool and an executive pool due to the vesting acceleration provisions in certain executive employment agreements.

Cadence made the election to calculate the tax effects of stock-based compensation expense using the alternative transition method and computed the beginning balance of the Additional Paid In Capital, or APIC, tax benefit pool by applying the simplified method, resulting in an APIC tax benefit pool windfall position. Accordingly, Cadence had cumulative excess tax benefits from stock-based compensation available in APIC that could be used to offset an equal amount of future tax shortfalls (i.e., when the amount of the tax deductible stock-based compensation is less than the related stock-based compensation cost).

  Treasury Stock

When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Consolidated Statements of Stockholders’ Equity. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Retained earnings (Accumulated deficit) in the Consolidated Statements of Stockholders’ Equity. Cadence recorded losses on the re-issuance of treasury stock as a component of Retained earnings (Accumulated deficit) of $213.4 million during fiscal 2009, $110.6 million during fiscal 2008 and $24.4 million during fiscal 2007.

  Concentrations of Credit Risk

Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Cadence’s customers are primarily concentrated within the semiconductor sector, which was adversely affected by the 2008 and 2009 economic downturn. Approximately half of Cadence’s total Receivables, net and Installment contract receivables, net as of January 2, 2010 relate to ten customers. The adequacy of the allowance for doubtful accounts is evaluated by Cadence at least quarterly and any adjustments to the allowance for doubtful accounts resulting from these evaluations could have a material impact on the consolidated financial statements.

Credit exposure related to the forward contracts is limited to the realized and unrealized gains on these contracts. Cadence issued options and warrants to hedge potential dilution of its convertible notes, as described more fully in Note 3. Changes in the fair value of these hedge and warrant transactions are not marked to market and are not recognized in Cadence’s Consolidated Statements of Operations as long as the instruments remain classified as equity.

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

The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair market values of Cadence’s long-term investments and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair value of Cadence’s convertible notes is influenced by interest rates and Cadence’s stock price and stock price volatility and is determined by market trading. See Note 3 for the fair value of Cadence’s 1.375% Convertible Senior Notes Due December 2011, or the 2011 Notes, and 1.500% Convertible Senior Notes Due December 2013, or the 2013 Notes, and collectively, the Convertible Senior Notes, Cadence’s Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or 2023 Notes, and Cadence’s convertible note hedges and warrants.

  Advertising

Cadence expenses the costs of advertising as incurred. Advertising expense was approximately $6.7 million during fiscal 2009, $9.0 million during fiscal 2008 and $8.8 million during fiscal 2007, and is included in Marketing and sales in the accompanying Consolidated Statements of Operations.

  Subsequent Events

Cadence evaluated subsequent events through the date on which this Annual Report on Form 10-K was filed with the SEC.

NOTE 3. CONVERTIBLE NOTES

  1.375% Convertible Senior Notes Due December 2011 and 1.500% Convertible Senior Notes Due
     December 2013

In December 2006, Cadence issued $250.0 million principal amount of the 2011 Notes and $250.0 million of the 2013 Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Cadence received net proceeds of approximately $487.2 million after issuance costs of approximately $12.8 million, including $12.0 million of underwriting discounts. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013. Cadence may not redeem the Convertible Senior Notes prior to maturity.

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

In addition, if a fundamental change occurs prior to maturity and if Cadence’s stock price is then greater than $18.00 per share, the conversion rate will increase by an additional amount of up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:

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

As of January 2, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity. The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $4.3 million as of January 2, 2010. Subsequent changes in the fair value of these hedges will not be recognized in Cadence’s Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as an increase in Stockholders’ equity. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $2.1 million as of January 2, 2010. Subsequent changes in the fair value of these warrants will not be recognized in Cadence’s Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is considered dilutive.

  Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of the 2023 Notes. Cadence received net proceeds of $406.4 million after issuance costs of $13.6 million that were recorded in Other long-term assets and were amortized as interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, and in August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes upon the election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes, for a total consideration of $230.8 million, reducing the balance of the outstanding 2023 Notes to $0.2 million. As of January 2, 2010, the total fair value of the outstanding 2023 Notes was $0.1 million.

  Adoption of New Accounting Principles

Cadence adopted new accounting principles for its Convertible Senior Notes on the first day of fiscal 2009. These new accounting principles require issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These new accounting principles apply to the Convertible Senior Notes, but they do not apply to the 2023 Notes. Prior to this adoption, the liability of the

Convertible Senior Notes was carried at its principal value and only the contractual interest expense was recognized in Cadence’s Consolidated Statements of Operations. Because these new accounting principles require retrospective adoption, Cadence was required to adjust all periods for which the Convertible Senior Notes were outstanding before the date of adoption.

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

The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Convertible Senior Notes as of January 2, 2010 and January 3, 2009 were as follows:

	As of
	January 2,	January 3,
	2010	2009
		As Adjusted
	(In thousands)

Equity component of Convertible Senior Notes	$116,993	$116,993

Principal amount of Convertible Senior Notes	$500,000	$500,000
Unamortized discount of Convertible Senior Notes	(64,166)	(83,606)

Liability component of Convertible Senior Notes	$435,834	$416,394

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the Convertible Senior Notes during fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%	6.3%
Contractual interest expense	$7,159	$7,286	$7,167
Amortization of debt discount	$19,440	$18,551	$17,390
Capitalized interest associated with the amortization of debt discount	$(341)	$(2,090)	$(801)

As of January 2, 2010, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes, including the equity component, was $434.7 million.

Cadence’s retrospective adoption of the new accounting principles for its Convertible Senior Notes resulted in the following adjustments to Cadence’s Consolidated Balance Sheet as of January 3, 2009:

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

Cadence’s retrospective adoption of the new accounting principles for its Convertible Senior Notes resulted in the following adjustments to Cadence’s Consolidated Statement of Operations for fiscal 2008 and fiscal 2007:

	2008
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands, except per share amounts)

Revenue	$1,038,614	$	----		$1,038,614
Costs and expenses	2,611,882		----		2,611,882

Loss from operations	(1,573,268)		----		(1,573,268)

Interest expense	(11,614)		(15,788	)(G)	(27,402)
Other expense, net	(16,843)		----		(16,843)

Loss before provision for income taxes	(1,601,725)		(15,788)		(1,617,513)
Provision for income taxes	252,313		(13,111	)(H)	239,202

Net loss	$(1,854,038)		$(2,677)		$(1,856,715)

Basic net loss per share	$(7.29)				$(7.30)

Diluted net loss per share	$(7.29)				$(7.30)

	2007
	As Previously				As
	Reported	Adjustments			Adjusted
	(In thousands, except per share amounts)

Revenue	$1,615,013	$	----		$1,615,013
Costs and expenses	1,297,098		----		1,297,098

Loss from operations	317,915		----		317,915

Interest expense	(12,374)		(15,886	)(G)	(28,260)
Other income, net	58,530		----		58,530

Income before provision for income taxes	364,071		(15,886)		348,185
Provision for income taxes	67,819		(6,422	)(H)	61,397

Net income	$296,252		$(9,464)		$286,788

Basic net income per share	$1.09				$1.06

Diluted net income per share	$1.01				$0.97

(A)	This amount represents the cumulative adjustments to the current portion of debt issuance costs associated with the Convertible Senior Notes.

(B)	This amount represents the cumulative capitalized interest related to the amortization of debt discount.

(C)	This amount represents the cumulative adjustments to the long-term portion of debt issuance costs associated with the Convertible Senior Notes and the cumulative impact on the net deferred tax assets related to the amortization of debt discount.

(D)	This amount represents the remaining unamortized debt discount on the Convertible Senior Notes as of January 3, 2009.

(E)	This amount represents the equity component of the Convertible Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of debt discount.

(F)	This amount represents the cumulative Net income (loss) impact of the amortization of debt discount and the associated tax adjustments since inception of the Convertible Senior Notes.

(G)	This amount represents the amortization of debt discount, net of the decrease in interest expense associated with the debt issuance costs.

(H)	This amount represents the tax adjustments associated with the increased expense during the period.

Cadence’s retrospective adoption does not affect the balance of Cash and cash equivalents and as a result did not change its Net cash flows from operating, investing or financing activities in its Consolidated Statement of Cash Flows for fiscal 2008 and fiscal 2007.

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

NOTE 4. INCOME TAXES

The provision (benefit) for income taxes consisted of the following components during fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007
		As Adjusted	As Adjusted
	(In thousands)

Current:
Federal	$(2,759)	$17,453	$28,860
State	1,027	4,021	3,225
Foreign	1,536	18,943	16,947

Total current	(196)	40,417	49,032

Deferred:
Federal	----	169,049	13,316
State	----	37,094	(5,553)
Foreign	(3,438)	(7,358)	4,602

Total deferred	(3,438)	198,785	12,365

Total provision (benefit) for income taxes	$(3,634)	$239,202	$61,397

Income (loss) before provision (benefit) for income taxes included income (loss) from Cadence’s foreign subsidiaries of approximately $30.8 million during fiscal 2009, ($35.0) million during fiscal 2008, and $218.3 million during fiscal 2007.

The provision (benefit) for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to Income (loss) before provision (benefit) for income taxes during fiscal 2009, fiscal 2008 and fiscal 2007 as follows:

	2009	2008	2007
		As Adjusted	As Adjusted
	(In thousands)

Provision computed at federal statutory rate	$(53,727)	$(566,130)	$121,865
State income tax, net of federal tax effect	(12,899)	(24,073)	(1,234)
Foreign income taxed at a higher (lower) rate	(1,449)	26,222	(26,886)
Stock-based compensation	7,579	4,516	(556)
Basis difference in acquisitions	5,027	4,218	4,251
Change in valuation allowance	52,021	326,042	(809)
Research and development tax credit	(4,064)	(5,241)	(10,203)
Repatriation of foreign earnings	3,412	101,123	----
Goodwill impairment	627	370,898	----
Settlement of the IRS exam for the 1997 – 1999 tax years	----	----	(27,771)
Other	(161)	1,627	2,740

Provision (benefit) for income taxes	$(3,634)	$239,202	$61,397

Effective tax rate	2%	(15)%	18%

During fiscal 2009, a United States federal tax law was enacted that allows Cadence to elect to carry back its fiscal 2009 net operating loss for a period of three, four or five years to offset taxable income in those preceding tax years. Cadence’s effective tax rate for fiscal 2009 reflects the $27.3 million tax benefit from the fiscal 2009 United

States federal net operating loss that Cadence intends to carry back to offset taxable income from fiscal 2006 and fiscal 2007, which is partially offset by current year interest expense related to unrecognized tax benefits of $13.3 million and an increase in unrecognized tax benefits, penalties and interest related to prior year tax positions of $14.5 million.

Cadence’s effective tax rate for fiscal 2008 reflects the tax expense related to the increase in valuation allowance against deferred tax assets, the repatriation of foreign earnings and the impairment of non-deductible goodwill. Cadence’s effective tax rate for fiscal 2007 reflects the tax benefit from the effective settlement of the IRS Exam for the 1997-1999 tax years and from foreign income taxed at a lower rate than the federal income tax rate of 35%.

Cadence has recognized $7.3 million of provision for income taxes during fiscal 2009 that should have been recognized during multiple periods between fiscal 2004 through fiscal 2008. As a result, Cadence’s Net income (loss) would have increased (decreased) as follows, with a corresponding change in Cadence’s Provision for income taxes:

Increase
(decrease) in
Net income
(loss)
(In thousands)

Period:
2004	$(4,908)
2005	(2,416)
2006	(2,089)
2007	(258)
2008	2,409

$(7,262)

The effects on the Consolidated Financial Statements for fiscal 2009 and prior periods are not considered material.

The components of deferred tax assets and liabilities consisted of the following as of January 2, 2010 and January 3, 2009:

	2009	2008
		As Adjusted
	(In thousands)

Deferred Tax Assets:
Intangibles	$103,363	$119,353
Accruals and reserves	102,152	98,259
Tax credit carryforwards	155,137	101,596
Depreciation and amortization	8,408	15,212
Capitalized R&D expense	48,930	28,910
Investments	18,197	17,697
Stock-based compensation	27,574	29,912
Net operating loss carryforwards	37,205	17,125
Deferred revenue	23,247	31,118
Other	8,006	4,604

Total deferred tax assets	532,219	463,786
Valuation allowance	(383,164)	(331,142)

Net deferred tax assets	149,055	132,644

Deferred Tax Liabilities:
Basis differences in investment in foreign subsidiaries	(34,667)	(34,513)
Deferred revenue	(5,945)	(13,327)
Intangibles	(2,769)	(8,126)
Convertible notes	(5,006)	(6,384)
Other	(7,891)	(3,936)

Total deferred tax liabilities	(56,278)	(66,286)

Total net deferred tax assets	$92,777	$66,358

Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cadence considers various sources of taxable income and all available positive and negative evidence about these possible sources of taxable income. Cadence gives significant weight to evidence that can be objectively verified. Under this standard Cadence’s current year loss, the cumulative three-year loss, the limited visibility to the timing and extent of an economic recovery, and the Cadence expectation of a net loss in fiscal 2010, were considered significant negative evidence with a high level of objectivity that outweighed Cadence’s ability to rely on long-term projections of future taxable income in determining whether a valuation allowance was needed. Cadence also considered the availability of taxable income in the extended carryback years provided under the United States federal tax law that was enacted in fiscal 2009.

Cadence concluded that a valuation allowance of $383.2 million was required as of January 2, 2010. After consideration of the valuation allowance, Cadence had total net deferred tax assets of approximately $92.8 million as of January 2, 2010. The net increase during fiscal 2009 in the total valuation allowance was $52.0 million. The net deferred tax assets are primarily composed of United States net operating loss and tax credit carryforwards. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the net operating loss and tax credit carryforwards. The unrecognized tax benefits are presented separately as a liability and provide a source of taxable income for purposes of assessing the realizability of the deferred tax assets. Although there is no guarantee that these deferred tax assets will be realized, Cadence believes that it is more likely than not that it will be able to realize the net deferred tax assets over time.

Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. Given the challenges in the global capital markets during fiscal 2008, Cadence determined that $317.2 million of previously untaxed earnings from our foreign subsidiaries were not indefinitely reinvested outside of the United States. As a result, Cadence accrued a tax expense of $101.1 million during fiscal 2008 to provide for the potential federal, state and foreign income taxes on these repatriations. During fiscal 2008, Cadence repatriated to the United States $250.0 million of the $317.2 million. Cadence did not repatriate any foreign earnings to the United States during fiscal 2009. As of January 2, 2010, Cadence had a deferred tax liability of $34.7 million related to $67.9 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which Cadence has previously made a provision for income tax. Cadence repatriated $50.0 million of the $67.9 million during January 2010 and expects to repatriate $12.9 million of the remainder during fiscal 2010.

Cadence intends to indefinitely reinvest approximately $79.0 million of undistributed earnings of its foreign subsidiaries as of January 2, 2010, to meet the working capital and long-term capital needs of its foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $35.3 million as of January 2, 2010.

As of January 2, 2010, Cadence had United States federal and California state net operating loss carryforwards of approximately $27.5 million and $181.9 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2021 through 2027. The California state net operating loss carryforwards will expire at various dates from 2014 through 2029. For fiscal 2008 and fiscal 2009, no California state net operating loss deduction is allowed. Cadence has tax effected net operating losses from states other than California of $4.7 million, which will expire at various dates from 2010 through 2029 and $1.3 million in foreign jurisdictions which do not expire and carry forward indefinitely until utilized.

As of January 2, 2010, Cadence had United States federal tax credit carryforwards of $35.1 million, California state tax credit carryforwards of $29.1 million, tax credit carryforwards from states other than California of $8.3 million, and $4.2 million of tax credit carryforwards in foreign jurisdictions. $35.3 million of these available tax credits do not expire and carry forward indefinitely until utilized and the remaining $41.4 million of tax credits will expire at various dates from 2010 through 2029. For fiscal 2008 and fiscal 2009, California limited the utilization of tax credits to 50% of the tax liabilities.

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

In November 2003, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 1997 through 1999 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $143.0 million. The most significant of the disputed adjustments for the tax years 1997 through 1999 related to transfer pricing arrangements that Cadence had with a foreign subsidiary. In December 2007, the Joint Committee on Taxation of the U.S. Congress, or the Joint Committee, approved and the Appeals Office of the IRS, or the Appeals Office, executed settlement agreements, which resulted in an effective settlement of the transfer pricing dispute. As a result of this effective settlement, Cadence recognized a tax benefit of $27.8 million in the Consolidated Statement of Operations during fiscal 2007. Cadence also recognized a tax benefit of $6.2 million in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income during fiscal 2007 as a result of this effective settlement.

Cadence did not reach a settlement with the Appeals Office on separate tax refund claims that would increase its tax deductions for foreign trade income for the tax years 1997 through 1999. Cadence continues to believe that its position is well supported and Cadence is considering its options for further pursuing this matter.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-

year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. The IRS is contesting Cadence’s qualification for deferred recognition of certain proceeds received from restitution and settlement in connection with litigation during the period. The proposed tax deficiency for this item is approximately $152.0 million. The remaining proposed tax deficiency of approximately $166.0 million is primarily related to proposed adjustments to Cadence’s transfer pricing arrangements that it had with foreign subsidiaries and to Cadence’s deductions for foreign trade income. Cadence has filed a timely protest with the IRS and is seeking resolution of the issues through the Appeals Office.

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

The IRS is currently examining Cadence’s federal income tax returns for the tax years 2006 through 2008.

  Unrecognized Tax Benefits

Cadence adopted new accounting principles for recognizing unrecognized tax benefits on December 31, 2006, the first day of Cadence’s fiscal 2007. The cumulative effect of adopting these new accounting principles was reported as an adjustment to the opening balance of Retained earnings (or other appropriate components of equity or net assets) in the Consolidated Balance Sheet for fiscal 2007. Cadence recognized a $59.4 million decrease in the net liabilities for unrecognized tax benefits, which was accounted for as an increase to the December 31, 2006 balance of Retained earnings. Cadence also recognized a $42.6 million decrease in the net liabilities for unrecognized tax benefits and accounted for these as a $35.3 million increase in the December 31, 2006 balance of Common stock and capital in excess of par value and a $7.3 million decrease in the December 31, 2006 balance of Goodwill. Cadence also recognized additional long-term income tax assets of $115.0 million and additional long-term income tax liabilities of $115.0 million to present the unrecognized tax benefits as gross amounts in the Consolidated Balance Sheet. Cadence also decreased current income tax liabilities by $26.2 million and increased long-term income tax liabilities by the same amount based on its anticipation of the amount of cash payments to be made within one year.

The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2009 and fiscal 2008 are as follows:

	2009	2008
		As Adjusted
	(In thousands)

Unrecognized tax benefits at the beginning of the fiscal year	$322,742	$306,870
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year	(1,638)	10,720
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	4,838	6,780
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(1,061)	(1,388)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(226)	(263)
Effect of foreign currency translation	182	23

Unrecognized tax benefits at the end of the fiscal year	$324,837	$322,742

On the first day of the fiscal 2009, Cadence adopted new accounting principles related to Cadence’s prior business combinations. As a result, $22.0 million of unrecognized tax benefits, if recognized, will be recorded as an adjustment to the Provision (benefit) for income taxes in the period in which the unrecognized tax benefits are settled. Prior to this adoption, these unrecognized tax benefits, if recognized, were accounted for as an adjustment to goodwill.

The total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate as of January 2, 2010 is $257.6 million as compared to $232.5 million as of January 3, 2009. During the period ended January 3, 2009, Cadence recognized a $7.9 million decrease in the liabilities for unrecognized tax benefits based on new information received during the period, which Cadence accounted for as a $7.9 million increase in the balance of Common stock and capital in excess of par value.

The total amounts of interest and penalties recognized in the Consolidated Statements of Operations for fiscal 2009, fiscal 2008 and fiscal 2007 as income tax expense (benefit) are as follows:

	2009	2008	2007
		As Adjusted	As Adjusted
	(In thousands)

Interest	$17,540	$13,855	$(17,781)
Penalties	$1,043	$122	$(366)

The total amounts of gross accrued interest and penalties recognized in the Consolidated Balance Sheets as of January 2, 2010, were $80.0 million and $10.8 million, respectively, as compared to $62.5 million and $9.7 million, respectively as of January 3, 2009.

Cadence believes that it is reasonably possible that the total amount of unrecognized tax benefits related to the IRS examination of its federal income tax returns for the tax years 2000 through 2002 could decrease during fiscal 2010 if Cadence is able to effectively settle the disputed issues with the Appeals Office. Cadence believes that the range of reasonably possible outcomes is a decrease in existing unrecognized tax benefits for the tax years 2000 through 2002 of as much as $244.0 million.

In addition, Cadence believes that it is reasonably possible that the total amounts of unrecognized tax benefits for its transfer pricing arrangements with its foreign subsidiaries could significantly increase or decrease during fiscal 2010 if the Appeals Office develops new settlement guidelines or adjusts its settlement positions that change Cadence’s measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, Cadence cannot currently provide an estimate of the range of possible outcomes.

  Subsequent Event

On January 13, 2010, the U.S. Court of Appeals for the Ninth Circuit issued an order withdrawing its May 2009 majority and dissenting opinions in Xilinx, Inc. v. Commissioner. While Cadence was not a named party to the case, the Ninth Circuit’s order impacts Cadence’s tax position for certain years prior to fiscal 2004. In the May 2009 decision, the Ninth Circuit held that related parties to a research and development cost sharing arrangement must share stock option costs, notwithstanding the U.S. Tax Court finding that unrelated parties in such an arrangement would not share such costs. As a result of the Ninth Circuit’s decision, Cadence increased its liability for unrecognized tax benefits and decreased Common stock and capital in excess of par value by approximately $6.4 million during the year ended January 2, 2010. Cadence believes that it is reasonably possible that the total amounts of unrecognized tax benefits related to the value of stock options included in its cost sharing arrangements with its foreign subsidiaries could significantly decrease during fiscal 2010 if the Ninth Circuit ultimately affirms the Tax Court finding. Cadence believes that the range of reasonably possible change is a decrease in unrecognized tax benefits of up to $6.4 million.

NOTE 5. RESTRUCTURING AND OTHER CHARGES

During the second quarter of fiscal 2009, Cadence initiated a restructuring plan, or the 2009 Restructuring Plan, and during the fourth quarter of fiscal 2009, Cadence determined that it would initiate further actions under the 2009 Restructuring Plan.

The 2009 Restructuring Plan is intended to decrease costs by reducing Cadence’s workforce and by consolidating facilities. Since initiating the 2009 Restructuring Plan, Cadence has recorded total Restructuring and other charges associated with the 2009 Restructuring Plan of approximately $35.1 million which includes severance payments, severance-related benefits and costs for outplacement services for approximately 345 employees. As of January 2, 2010, Cadence had paid $16.3 million of severance and other benefits and had a remaining liability of $18.6 million associated with the 2009 Restructuring Plan.

Of the total $35.1 million Cadence recorded during fiscal 2009 under the 2009 Restructuring Plan, approximately $23.2 million is related to restructuring activities Cadence initiated during the second quarter of fiscal 2009. In January 2010, Cadence announced additional activities under the 2009 Restructuring Plan which it initiated during the fourth quarter of fiscal 2009, and Cadence recorded Restructuring and other charges of approximately $11.9 million as Cadence determined the amounts were both probable and estimable as of January 2, 2010. Cadence expects to record an additional $1.0 million to $2.0 million in restructuring expenses related to consolidating facilities included in the 2009 Restructuring Plan as it vacates those facilities in future periods.

Cadence initiated a restructuring plan during fiscal 2008, or the 2008 Restructuring Plan, and restructuring plans in each year from 2001 through 2005, or the Other Restructuring Plans, in an effort to operate more efficiently. As of January 2, 2010, Cadence had a liability of $2.2 million related to the 2008 Restructuring Plan that consisted primarily of estimated lease losses and a liability of $4.6 million related to the Other Restructuring Plans that consisted solely of estimated lease losses.

Facility closure and office space reduction costs included in Cadence’s restructuring plans are comprised of payments required under leases, less any applicable estimated sublease income after the properties are abandoned, lease buyout costs and other contractual charges. To estimate the lease loss net of Cadence’s cost recovery efforts from subleasing all or part of a building, Cadence management made certain assumptions related to the time period over which the relevant building would remain vacant and sublease terms, including sublease rates and contractual common area charges.

As of January 2, 2010, the total amount accrued for all restructuring plans was $25.5 million, consisting of $6.5 million of estimated lease losses related to these restructuring plans and $18.9 million of severance and severance-related benefits. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $10.4 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities. Of the $25.5 million accrued as of January 2, 2010, $20.2 million was included in Accounts payable and accrued liabilities and $5.3 million was included in Other long-term liabilities in Cadence’s Consolidated Balance Sheets.

Cadence regularly evaluates the adequacy of its lease loss and severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under its restructuring plans.

  2009 Restructuring Plan

Cadence recorded total costs associated with the 2009 Restructuring Plan of $35.1 million. These costs include severance payments, severance-related benefits and costs for outplacement services that were communicated to the affected employees before January 2, 2010, and estimated severance payments and related benefits that were both probable and estimable as of January 2, 2010 for employees notified after January 2, 2010.

Total severance and termination benefits of approximately $16.3 million related to the 2009 Restructuring Plan were paid to employees before January 2, 2010. Approximately $18.6 million of severance and termination benefits related to the 2009 Restructuring Plan will be paid after January 2, 2010, all of which is included in Accounts payable and accrued liabilities in Cadence’s Consolidated Balance Sheet as of January 2, 2010. Due to varying regulations in the jurisdictions and countries in which Cadence operates, Cadence expects substantially all termination benefits to be paid by January 1, 2011.

The following table presents activity for the 2009 Restructuring Plan:

Severance
and Benefits
(In thousands)

Balance, January 3, 2009	$ ----
Restructuring and other charges (credits), net	35,050
Cash payments	(16,310)
Effect of foreign currency translation	(102)

Balance, January 2, 2010	$18,638

  2008 Restructuring Plan

The following table presents activity for the 2008 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, December 29, 2007	$ ----	$ ----	$	----	$	----
Restructuring and other charges (credits), net	44,272	2,286		140		46,698
Non-cash charges	----	4		----		4
Cash payments	(15,415)	(126)		(59)		(15,600)
Effect of foreign currency translation	810	----		3		813

Balance, January 3, 2009	$29,667	$2,164		$84		$31,915

Restructuring and other charges (credits), net	(3,006)	506		(10)		(2,510)
Non-cash charges	----	116		----		116
Cash payments	(26,010)	(1,139)		(69)		(27,218)
Effect of foreign currency translation	(364)	227		----		(137)

Balance, January 2, 2010	$287	$1,874		$5		$2,166

During fiscal 2009, Cadence recorded a net reversal of $2.5 million, consisting of reversals of $3.0 million in termination and related benefits costs that were less than initially estimated and $1.4 million of excess facilities costs due to a reduction in the estimated lease obligation associated with a facility vacated as part of the 2008 Restructuring Plan, partially offset by restructuring expense of $1.9 million related to facilities included in the 2008 Restructuring Plan that Cadence exited during fiscal 2009.

  Other Restructuring Plans

The following table presents activity associated with the Other Restructuring Plans:

Excess
Facilities
(In thousands)

Balance, December 30, 2006	$31,300
Restructuring and other charges (credits), net	(9,686)
Non-cash charges	245
Cash payments	(12,373)
Effect of foreign currency translation	719

Balance, December 29, 2007	$10,205

Restructuring and other charges (credits), net	(251)
Non-cash charges	275
Cash payments	(2,750)
Effect of foreign currency translation	(1,220)

Balance, January 3, 2009	$6,259

Restructuring and other charges (credits), net	(1,164)
Non-cash charges	239
Cash payments	(1,002)
Effect of foreign currency translation	316

Balance, January 2, 2010	$4,648

During fiscal 2009, Cadence recorded a release of $1.2 million of excess facilities costs due to a reduction in the estimated lease obligation associated with a facility vacated as part of the 2002 Restructuring Plan and a reduction in other facilities costs that were less than initially estimated.

On October 5, 2007, Cadence completed a lease termination agreement for a facility included in the 2001 Restructuring Plan, whereby Cadence paid $8.2 million and was released from all future obligations related to the facility. Cadence recorded a credit to Restructuring and other charges of $7.1 million during fiscal 2007, representing the lease loss accrual related to this facility in excess of the amount paid.

NOTE 6. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

Cadence measures certain financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of January 2, 2010:

	Fair Value Measurements as of January 2, 2010:
Assets	Total	Level 1	Level 2		Level 3
	(In thousands)

Cash equivalents – Money market funds	$446,335	$446,335	$	----	$	----
Available-for-sale securities	1,951	1,951		----		----
Time deposits	233	233		----		----
Trading securities held in NQDCs	31,403	31,403		----		----

Total Assets	$479,922	$479,922	$	----	$	----

Liabilities	Total	Level 1		Level 2	Level 3
	(In thousands)

Foreign currency exchange contracts	$478	$	----	$478	$	----

Total Liabilities	$478	$	----	$478	$	----

Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired based on the current prices of similar non-marketable securities offered by the investees. Cadence wrote down the investments by $5.2 million during fiscal 2009. These amounts are included in Other income (expense), net in Cadence’s Consolidated Statement of Operations. The fair value of these non-marketable securities was estimated using Level 3 inputs as described in Note 2.

Cadence exited certain facilities in connection with a restructuring plan and recorded lease losses and adjustments to the recorded lease losses during fiscal 2009. These losses are included in Restructuring and other charges (credits) in Cadence’s Consolidated Statement of Operations for fiscal 2009. See Note 5 for additional details on Cadence’s lease loss estimates. The fair value of these lease losses was estimated using Level 2 inputs as described in Note 2.

Cadence determined during fiscal 2009 that certain of its property, plant and equipment was impaired and Cadence wrote down the property, plant and equipment to zero, resulting in a charge of $6.7 million. This charge is included throughout Cadence’s operating in Cadence’s Consolidated Statement of Operations. The fair value of these impairments was estimated using Level 3 inputs as described in Note 2.

  Investments

The following tables summarize Cadence’s Cash and cash equivalents and Short-term investments as of January 2, 2010:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)

Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$122,780	$	----	$	----	$122,780
Cash equivalents – Money market funds	446,335		----		----	446,335

Total Cash and cash equivalents	$569,115	$	----	$	----	$569,115

Classified as Short-term investments:
Time deposits	$233	$	----	$	----	$233
Available-for-sale securities	1,817		134		----	1,951

Total Short-term investments	$2,050		$134	$	----	$2,184

The following tables summarize Cadence’s Cash and cash equivalents and Short-term investments as of January 3, 2009:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)

Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$135,322	$	----	$	----	$135,322
Cash equivalents – Money market funds	432,933		----		----	432,933

Total Cash and cash equivalents	$568,255	$	----	$	----	$568,255

Classified as Short-term investments:
Time deposits	$228	$	----	$	----	$228
Available-for-sale securities	3,679		678		(745)	3,612

Total Short-term investments	$3,907		$678		$(745)	$3,840

  Marketable Securities

Cadence considers all of its investments in marketable equity securities as available-for-sale. Available-for-sale equity securities are stated at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of Stockholders’ equity. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations as Other income (expense), net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.

Net recognized gains (losses) from the sale of available-for-sale equity securities during fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
	(In thousands)

Gains on sale of available-for-sale securities	$2,341	$1,435	$4,404
(Losses) on sale of available-for-sale securities	----	(9,379)	----

Net gains (losses) on sale of available-for-sale securities	$2,341	$(7,944)	$4,404

During fiscal 2008, Cadence purchased approximately 4.3 million shares of common stock of Mentor Graphics Corporation, or Mentor Graphics, in connection with its proposed acquisition of Mentor Graphics. After the announcement of Cadence’s withdrawal of the proposed acquisition of Mentor Graphics and during fiscal 2008, Cadence sold its entire equity interest in Mentor Graphics at a loss of $9.4 million, which is included in Losses on sale of available-for-sale securities in the table above.

It is Cadence’s policy to review the fair value of these marketable equity securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value. These impairments are included in Other income (expense), net in the Consolidated Statement of Operations. During fiscal 2008, Cadence determined that two of its available-for-sale equity securities were other-than-temporarily impaired based on the severity and the duration of the impairment and wrote down the investments by $8.1 million. Cadence did not recognize an other-than-temporary impairment of available-for-sale equity securities during either fiscal 2009 or 2007.

  Non-Marketable Securities

Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities included in Other assets in the Consolidated Balance Sheets. Net realized gains on the sale of non-marketable investments were zero during fiscal 2009, $1.6 million during fiscal 2008 and $6.0 million during fiscal 2007. In addition, Cadence’s 1996 Deferred Compensation Venture Investment Plan Trust recorded a gain of $0.6 million during fiscal 2007. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down as an investment loss in the Consolidated Statements of Operations.

The following table illustrates the carrying value of Cadence’s non-marketable securities as of January 2, 2010 and January 3, 2009:

	2009	2008
	(In thousands)

Non-marketable securities – Application of cost method	$12,451	$16,763
Non-marketable securities – Application of equity method	2,846	1,922

Total non-marketable securities in Other assets	$15,297	$18,685

  Cost Method Investments

Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $5.2 million during fiscal 2009, $8.6 million during fiscal 2008 and $2.6 million during fiscal 2007. These write-downs are included in Other income (expense), net, in the Consolidated Statements of Operations.

  Equity Method Investments

Cadence’s holdings in equity method investments are held in the form of voting preferred stock or convertible debt of privately-held companies. If Cadence determines that it has the ability to exercise significant influence over the investee and the investment is in the form of in-substance common stock, the investment is accounted for under the equity method.

The portion of equity method income or loss recorded by Cadence is based on its percentage ownership of each investee’s preferred stock or convertible debt available to absorb losses or with contractual rights to income. Cadence’s level of participation in future financings of its equity method investees may impact its proportional share in future income or losses. Cadence records its interest in equity method gains and losses in the quarter following incurrence because it is not practicable to obtain investee financial statements before the issuance of Cadence’s Consolidated Financial Statements. Cadence records its proportional share of the investees’ gains or losses in Other income (expense), net. Cadence’s proportional share of its investees’ net losses and impairment losses was as follows:

	2009	2008	2007
	(In thousands)

Proportional share of equity method losses	$(481)	$(945)	$(3,027)

Cadence’s voting interest in its equity method investments ranged from approximately 19% to 46% of the following privately-held companies: Accent International S.A., GSR Associates II, L.P. and ZCIST Co., Ltd. As of January 2, 2010, the difference between the carrying value of Cadence’s investments in these investee companies and Cadence’s share of the underlying net assets of the investee companies was immaterial.

NOTE 7. BALANCE SHEET COMPONENTS

A summary of balance sheet components as of January 2, 2010 and January 3, 2009 is as follows:

	2009	2008
		As Adjusted
	(In thousands)

Receivables, net:
Accounts receivable	$66,348	$130,990
Installment contract receivables – current	148,300	175,199

Total receivables	214,648	306,189
Less: Allowance for doubtful accounts	(14,020)	(5,608)
Less: Allowance for sales returns	----	(1,916)

Receivables, net	$200,628	$298,665

Inventories:
Raw materials	$10,058	$10,135
Finished goods	4,999	15,095
Rental	9,108	3,235

Inventories	$24,165	$28,465

Prepaid Expenses and Other:
Prepaid expenses and other	$41,527	$39,680
Deferred income taxes	13,128	15,085

Prepaid expenses and other	$54,655	$54,765

	2009	2008
		As Adjusted
	(In thousands)

Property, Plant and Equipment:
Computer equipment and related software	$567,343	$588,494
Buildings	128,378	74,243
Land	61,237	61,406
Leasehold and building improvements	76,098	75,556
Furniture and fixtures	44,768	41,732
Equipment	65,633	64,345
Assets not ready to be placed in service	5,152	74,086

Total cost	948,609	979,862
Less: Accumulated depreciation and amortization	(637,107)	(625,010)

Property, plant and equipment, net	$311,502	$354,852

Other Assets:
Deferred income taxes	$89,500	$72,037
Non-qualified deferred compensation assets	31,414	43,515
Non-marketable securities	15,297	18,685
Purchased software technology, net	3,706	5,267
Other long-term assets	21,132	21,683

Other assets	$161,049	$161,187

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$73,996	$124,686
Accounts payable	7,175	33,205
Income taxes payable – current	7,980	9,844
Accrued operating liabilities	61,056	93,364

Accounts payable and accrued liabilities	$150,207	$261,099

Other Long-term Liabilities:
Income taxes payable – long-term	$313,601	$288,021
Non-qualified deferred compensation liability	31,084	43,476
Installment contract liabilities	12,517	16,077
Long-term acquisition-related holdbacks and payments	3,000	3,522
Other long-term liabilities	15,804	30,908

Other long-term liabilities	$376,006	$382,004

NOTE 8. STOCK COMPENSATION PLANS

  Equity Incentive Plans

Cadence’s 2000 Nonstatutory Equity Incentive Plan, or the 2000 Plan, 1997 Nonstatutory Stock Incentive Plan, or 1997 Plan, and 1993 Nonstatutory Stock Incentive Plan, or 1993 Plan (the 2000 Plan, the 1997 Plan and the 1993 Plan are referred to collectively as the Nonstatutory Stock Incentive Plans), provide for the issuance of non-qualified options, restricted stock awards, restricted stock units, stock bonuses and rights to acquire restricted stock to Cadence employees and consultants who are not executive officers of Cadence, members of the Cadence Board of Directors or beneficial owners of 10% or more of Cadence common stock at the time the grant is approved. The number of shares available for issuance under the 2000 Plan is 50,000,000, under the 1997 Plan is 30,000,000 and under the 1993 Plan is 24,750,000. Options granted under the Nonstatutory Stock Incentive Plans have an exercise price not less than the fair market value of the stock on the date of grant. Options granted to new employees become exercisable over a period of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments thereafter. Options granted to current employees become exercisable over a period of up to four years, generally vesting in 48 equal monthly installments. Options granted under the Nonstatutory Stock Incentive Plans expire seven years from the date of grant. Restricted stock, which includes restricted stock awards and restricted stock units, granted under the Nonstatutory Stock Incentive Plans vest at times and in installments approved or delegated for approval by the Board of Directors or its Compensation Committee, on the basis of one or more of the following criteria: continued employment, passage of time or performance criteria.

Cadence’s 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and restricted stock awards. The number of shares available for issuance under the 1987 Plan is 75,370,100 shares, of which only 5,000,000 shares may be issued pursuant to restricted stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years. Options granted under the 1987 Plan expire seven years from the date of grant. Restricted stock awards granted under the 1987 Plan vest at times and in installments set forth in the 1987 Plan and approved by the Board of Directors or its Compensation Committee, on the basis of one or more of the following criteria: continued employment, passage of time or performance criteria.

Under the 1995 Directors’ Stock Option Plan, or the Directors’ Plan, Cadence may grant non-qualified options to its non-employee directors for up to 3,050,000 shares of common stock at an exercise price equal to the average of the closing price for 20 trading days prior to the grant date. Options granted under the Directors’ Plan have terms of ten years and vest one year from the date of grant.

Cadence has assumed certain options granted to employees of acquired companies, or Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered under the terms of the respective original plans of the acquired companies. All of the Acquired Options have been adjusted for the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. The Acquired Options generally become exercisable over a four or five year period and generally expire between five and ten years from the date of grant. No additional options will be granted under any of the acquired companies’ plans.

  Employee Stock Purchase Plan (ESPP)

In November 1998, Cadence’s Board of Directors adopted, and the Cadence stockholders subsequently approved, Cadence’s Amended and Restated Employee Stock Purchase Plan, which amended and restated the 1990 Employee Stock Purchase Plan, or the ESPP. Subsequent amendments approved by Cadence’s Board of Directors and Cadence stockholders increased the number of shares of common stock authorized for issuance under the ESPP to 66,500,000 shares, reflecting the May 2009 stockholders’ approval of an additional increase of 12,500,000 shares.

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

  NOTE 9. STOCK-BASED COMPENSATION

Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
	(In thousands)

Stock options	$10,606	$30,506	$37,769
Restricted stock and stock bonuses	35,680	36,233	52,459
ESPP	8,420	14,535	11,187

Total stock-based compensation expense	$54,706	$81,274	$101,415

Income tax benefit	$1,536	$3,707	$32,442

Stock-based compensation expense is reflected throughout Cadence’s costs and expenses during fiscal 2009, fiscal 2008 and fiscal 2007 as follows:

	2009	2008	2007
	(In thousands)

Cost of product	$151	$195	$179
Cost of services	3,321	4,312	3,878
Cost of maintenance	2,126	2,758	2,484
Marketing and sales	12,285	17,353	22,170
Research and development	26,364	36,695	46,339
General and administrative	10,459	19,961	26,365

Total stock-based compensation expense	$54,706	$81,274	$101,415

  Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007

Dividend yield	None	None	None
Expected volatility	65.8%	57.5%	23.4%
Risk-free interest rate	1.91%	2.37%	4.66%
Expected life (in years)	4.5	4.6	4.4
Weighted average fair value of options granted	$2.33	$3.27	$5.16

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2009 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Terms	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)

Options outstanding as of January 3, 2009	38,704	$15.39	4.5	$3,175
Granted	4,144	$4.35
Exercised	(235)	$2.15
Canceled and forfeited	(6,773)	$16.02

Options outstanding as of January 2, 2010	35,840	$14.08	3.0	$13,420

Options vested as of January 2, 2010	30,636	$15.47	2.4	$4,599

Options vested as of January 2, 2010 and options expected to vest after January 2, 2010	35,704	$14.11	2.9	$13,114

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $12.2 million as of January 2, 2010, which will be recognized over the remaining weighted average vesting period of 2.7 years.

The total intrinsic value of and cash received from options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was:

	2009	2008	2007
	(In thousands)

Intrinsic value of options exercised	$800	$3,795	$113,676
Cash received from options exercised	493	3,645	211,498

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

Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2009, fiscal 2008 and fiscal 2007 was as follows:

	2009	2008	2007
	(In thousands)

Stock-based compensation expense (credit) related to performance-based grants	$914	$(999)	$7,424

A summary of the changes in restricted stock awards outstanding under Cadence’s equity incentive plans during fiscal 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Vesting	Aggregate
		Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)

Unvested shares as of January 3, 2009	6,951	$11.43		$26,691
Granted	4,123	$4.78
Vested	(3,103)	$11.17
Forfeited	(807)	$12.28

Unvested shares as of January 2, 2010	7,164	$7.63	2.2	$42,911

Unvested shares expected to vest after January 2, 2010	6,214	$7.52	2.2	$37,224

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants of $39.1 million as of January 2, 2010, which will be recognized over the remaining weighted average vesting period of 2.1 years.

The total fair value of restricted stock awards that vested during fiscal 2009, fiscal 2008 and fiscal 2007 was:

	2009	2008	2007
	(In thousands)

Fair value of restricted stock awards that vested	$17,736	$15,176	$61,326

A summary of the changes in restricted stock units outstanding under Cadence’s equity incentive plans during fiscal 2009 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Vesting	Aggregate
		Average Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)

Unvested shares as of January 3, 2009	861	$7.56		$3,306
Granted	1,088	$4.96
Vested	(338)	$6.26
Forfeited	(108)	$6.20

Unvested shares as of January 2, 2010	1,503	$6.07	1.4	$9,006

Unvested shares expected to vest after January 2, 2010	1,417	$6.06	1.4	$8,489

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants of $7.0 million as of January 2, 2010, which will be recognized over the remaining weighted average vesting period of 2.5 years. The total fair value of restricted stock units that vested during fiscal 2009 was $2.1 million. No restricted stock units vested during fiscal 2008 and fiscal 2007.

  Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence common stock or cash. Each quarterly period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this performance-based bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the performance-based bonus plan is based on the dollar amounts earned and the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. Cadence agreed to make the fiscal 2009 and fiscal 2008 payments in cash under this performance-based bonus plan. The final payment under this performance-based bonus plan of $1.3 million was made in February 2010. Stock-based compensation expense, cash paid and shares issued related to this performance-based bonus plan for fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
	(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$4,441	$5,957		$9,565
Cash paid for performance-based bonus plan	$6,097	$5,626	$	----
Shares issued for performance-based bonus plan	----	----		421

  Employee Stock Purchase Plan (ESPP)

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007

Dividend yield	None	None	None
Expected volatility	51.3%	48.0%	24.6%
Risk-free interest rate	0.21%	1.95%	5.08%
Expected life (in years)	0.3	0.5	0.5
Weighted average fair value of options granted	$1.96	$2.40	$4.74

Shares of common stock issued under the ESPP for fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
	(In thousands, except per share amounts)

Cadence shares purchased under the ESPP	8,661	6,076	3,200
Cash received for the purchase of shares under the ESPP	$27,517	$44,547	$43,964
Weighted-average purchase price per share	$3.18	$7.33	$13.74

  Reserved for Future Issuance

As of January 2, 2010, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)

Employee equity incentive plans*	43,682
Shares reserved for 2023 convertible notes conversion (Note 3)	11
Warrants related to 2011 and 2013 convertible notes (Note 3)	23,640
Employee stock purchase plans	9,896
Directors stock option plans*	2,307

Total	79,536

*	Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, and (iv) unvested restricted stock units.

NOTE 10. STOCK REPURCHASE PROGRAMS

As of January 2, 2010, Cadence’s Board of Directors had authorized the following programs to repurchase shares of Cadence’s common stock in the open market:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)

February 2006	$500,000	$ ----
December 2006	500,000	----
February 2008	500,000	354,386
August 2008	500,000	500,000

The table below presents the shares repurchased under Cadence’s stock repurchase programs during fiscal 2009, fiscal 2008 and fiscal 2007:

	2009		2008	2007
	(In thousands)

Shares repurchased		----	27,034	19,400
Total cost of repurchased shares	$	----	$273,950	$399,490

NOTE 11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, less unvested restricted stock, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding.

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

Cadence accounts for the effect of the Convertible Senior Notes in the diluted net income per share calculation using the if-converted method of accounting under the assumption that the conversion spread, if any, will be settled in stock. Under that method, the only shares that will be considered for inclusion in diluted net income per share are those relating to the excess of the conversion premium over the principal amount. As of January 2, 2010, no shares are included in diluted earnings per share, or EPS, for the Convertible Senior Notes.

The calculations for basic and diluted net income (loss) per share for fiscal 2009, fiscal 2008 and fiscal 2007 are as follows:

	2009	2008	2007
		As Adjusted	As Adjusted
	(In thousands, except per share amounts)

Net income (loss)	$(149,871)	$(1,856,715)	$286,788
Effect of dilutive securities:
Amortization of 2023 convertible notes transaction fees, net of tax	----	----	876

Net income (loss), as adjusted	$(149,871)	$(1,856,715)	$287,664

Weighted average common shares used to calculate basic net income (loss) per share	257,782	254,323	271,455
2023 Convertible notes	----	----	14,721
Options	----	----	7,485
Restricted stock and ESPP shares	----	----	1,930

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	257,782	254,323	295,591

Basic Net income (loss) per share	$(0.58)	$(7.30)	$1.06

Diluted Net income (loss) per share	$(0.58)	$(7.30)	$0.97

The following table presents the potential shares of Cadence common stock outstanding for fiscal 2009, fiscal 2008 and fiscal 2007 which were not included in the computation of diluted net income (loss) per share because their effect would have been antidilutive:

	2009	2008	2007
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2019)	35,840	38,704	12,642
Unvested shares of restricted stock and ESPP	10,009	13,377	----
2023 Notes	11	11	----
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640	23,640
Warrants to purchase shares of common stock related to the 2023 Notes (various expiration dates through 2008)	----	----	14,717

Total potential common shares excluded	69,500	75,732	50,999

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income (loss) during fiscal 2009, fiscal 2008 and fiscal 2007 was as follows:

	2009	2008	2007
		As Adjusted	As Adjusted
	(In thousands)

Net income (loss)	$(149,871)	$(1,856,715)	$286,788
Foreign currency translation gain	5,897	7,658	13,477
Realized foreign currency translation loss on liquidation of subsidiary (Note 2)	----	9,921	----
Changes in unrealized holding gains and losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and related tax effects (Note 2)	200	(1,368)	(4,545)
Other	(69)	774	(1,159)

Comprehensive income (loss)	$(143,843)	$(1,839,730)	$294,561

NOTE 13. GOODWILL AND ACQUIRED INTANGIBLES

  Goodwill

Cadence completed its annual impairment analysis of goodwill during the third quarter of fiscal 2008, and determined at that time that it satisfied the first step of the two-step goodwill impairment test, and no impairment of goodwill was recorded. However, during the fourth quarter of fiscal 2008, Cadence observed impairment indicators including a further deterioration in the market in which Cadence operates and a decrease in its market capitalization. Further, Cadence determined indicators existed that indicated that the fair value of Cadence’s reporting unit was less than its carrying amount.

Accordingly, in connection with the preparation of Cadence’s year-end financial statements, Cadence completed an interim goodwill impairment test during the fourth quarter of fiscal 2008. As part of the second step of its goodwill impairment test, Cadence determined the fair value of its goodwill by allocating the estimated fair value of its reporting unit to its assets and liabilities, including the estimated fair value of its unrecorded intangible assets, on a fair value basis. After allocating its assets and liabilities on a fair value basis, Cadence recorded an impairment of all of its goodwill of $1,317.2 million.

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

The changes in the carrying amount of goodwill during fiscal 2008 were as follows:

	Gross Carrying
	Amount	Impairment	Goodwill, net
		(In thousands)

Balance as of December 29, 2007	$1,310,211	$ ----		$1,310,211
Goodwill resulting from acquisitions during the year	3,074	----		3,074
Additions due to earnouts	1,682	----		1,682
Tax benefits allocable to goodwill	(83)	----		(83)
Other	2,316	----		2,316
Impairment	----	(1,317,200)		(1,317,200)

Balance as of January 3, 2009	$1,317,200	$(1,317,200)	$	----

  Acquired Intangibles, net

Acquired intangibles with finite lives as of January 2, 2010 were as follows, excluding intangibles that were fully amortized as of January 3, 2009:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$64,900	$(61,332)	$3,568
Agreements and relationships	35,364	(27,905)	7,459
Distribution rights	30,100	(19,565)	10,535
Tradenames, trademarks and patents	22,984	(15,705)	7,279

Total acquired intangibles	$153,348	$(124,507)	$28,841

Acquired intangibles with finite lives as of January 3, 2009 were as follows, excluding intangibles that were fully amortized as of December 29, 2007:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$92,948	$(82,157)	$10,791
Agreements and relationships	36,105	(22,803)	13,302
Distribution rights	30,100	(16,555)	13,545
Tradenames, trademarks and patents	24,617	(13,173)	11,444

Total acquired intangibles	$183,770	$(134,688)	$49,082

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

Amortization expense for fiscal 2009, fiscal 2008 and fiscal 2007, by Consolidated Statements of Operations caption, was as follows:

	2009	2008	2007
	(In thousands)

Cost of product	$4,341	$17,261	$22,338
Cost of services	----	12	11
Cost of maintenance	4,180	4,180	4,869
Amortization of acquired intangibles	11,420	22,732	19,421

Total acquired intangibles	$19,941	$44,185	$46,639

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)

2010	$11,560
2011	7,980
2012	5,949
2013	2,774
2014	295
Thereafter	283

Total estimated amortization expense	$28,841

NOTE 14. ACQUISITIONS

During fiscal 2008, Cadence acquired a company for an aggregate purchase price of $9.4 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $3.1 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes and was completely impaired during fiscal 2008.

During fiscal 2007, Cadence acquired two companies for an aggregate purchase price of $75.5 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $45.7 million of goodwill recorded in connection with these acquisitions is not deductible for income tax purposes and was completely impaired during fiscal 2008. Prior to the acquisition of one company during fiscal 2007, Cadence had an investment of $2.0 million in the company, representing a 12% ownership interest, which had been accounted for under the cost method of accounting. Cadence accounted for this acquisition as a step acquisition. Subsequent adjustments to the purchase price of these acquired companies are included in the “Other” line of the changes of goodwill table in Note 13.

For each of the acquisitions described above, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition. Comparative pro forma financial information for all acquisitions have not been presented because the results of operations were not material to Cadence’s Consolidated Financial Statements.

For many of Cadence’s previously completed acquisitions, payment of a portion of the purchase price is contingent upon the acquired business’ achievement of certain revenue and product development performance goals. The portion of the contingent purchase price, or earnout, associated with employee retention is recorded as compensation expense. The specific performance goal levels, and amounts and timing of earnout payments, vary with each acquisition. The acquisition-related earnouts for all periods presented were not significant. In connection with its acquisitions completed before January 2, 2010, Cadence may be obligated to pay up to an aggregate of $15.9 million in cash during the next 32 months if certain defined performance goals are achieved in full, of which $8.1 million would be included as compensation expense in our Consolidated Statements of Operations.

  Write-off of Acquired In-Process Research and Development

Acquired in-process research and development charges represent in-process research and development that had not reached technological feasibility at the time of acquisition and had no probable alternative future use. For acquisitions completed during fiscal 2008 and fiscal 2007, the purchase price allocated to acquired in-process research and development was determined through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established, and no future alternative use existed. The write-off of acquired in-process research and development is a component of operating expenses in the Consolidated Statements of Operations. Write-offs of acquired in-process research and development charges were zero during fiscal 2009, $0.6 million during fiscal 2008 and $2.7 million during fiscal 2007.

NOTE 15. CONTINGENCIES

  Legal Proceedings

From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on our judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards, and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants. Cadence has moved to dismiss the October 13, 2009 amended complaint, and plans to continue to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

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

NOTE 16. LEASE COMMITMENTS

Equipment and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options. Rental expense was $27.3 million for fiscal 2009, $34.7 million for fiscal 2008 and $34.6 million for fiscal 2007.

As of January 2, 2010, future minimum lease payments under non-cancelable operating leases were as follows:

	Operating	Sub-lease	Net Operating
For the fiscal years:	Leases	Income	Leases
	(In thousands)

2010	$25,175	$(752)	$24,423
2011	17,957	(451)	17,506
2012	12,919	(170)	12,749
2013	7,685	(72)	7,613
2014	5,596	----	5,596
Thereafter	16,719	----	16,719

Total lease payments	$86,051	$(1,445)	$84,606

Of the $84.6 million in net operating lease payments, $6.5 million was recorded as Restructuring and other charges in our Consolidated Statements of Operations prior to January 2, 2010 and will be charged against accrued restructuring costs as paid.

NOTE 17. SALES OF INSTALLMENT CONTRACT RECEIVABLES

From time to time, Cadence elects to transfer installment contract receivables on a non-recourse or limited-recourse basis to third party financial institutions and these transfers are recorded as sales. The following table shows the amounts of accounts receivable transferred to financial institutions on a non-recourse basis during fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007
	(In thousands)

Accounts receivable transferred	$6,263	$56,971	$229,234

Losses on the sale of receivables are included in General and administrative expense in the accompanying Consolidated Statements of Operations. The recorded losses are determined based on the purchasing financial institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the losses recorded during fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007
	(In thousands)

Losses on sales of receivables	$436	$4,739	$13,790

When Cadence sells receivables, it generally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights have not been material to Cadence’s Consolidated Financial Statements.

During fiscal 2008, Cadence executed a transaction that was not deemed a true sale and Cadence was not able to record this transaction as a sale. Accordingly, Cadence recorded a liability of $18.0 million due to the financial institution in its Consolidated Balance Sheet and the cash received from the financial institution during fiscal 2008 and the cash repaid to the financial institution during fiscal 2009 are included as Cash flows from financing activities in the Consolidated Statement of Cash Flows.

NOTE 18. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its United States employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $9.0 million in 2009, $12.2 million in 2008 and $12.2 million in 2007.

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan. Deferred compensation payments are held in accounts with values indexed to the performance of selected mutual funds or money market accounts. These investments are classified as trading securities in Cadence’s Consolidated Balance Sheets and gains and losses are recognized as income (expense) in the Consolidated Statements of Operations. Net recognized gains (losses) of trading securities during fiscal 2009, fiscal 2008 and fiscal 2007 were as follows:

	2009	2008	2007
		(In thousands)

Trading Securities	$(1,049)	$(8,916)	$7,088

NOTE 19. STATEMENT OF CASH FLOWS

The supplemental cash flow information for fiscal 2009, fiscal 2008 and fiscal 2007 is as follows:

	2009		2008		2007
	(In thousands)

Cash Paid During the Year for:
Interest		$7,188		$7,188	$7,523

Income taxes, including foreign withholding tax		$8,277		$33,647	$32,450

Non-Cash Investing and Financing Activities:
Common and treasury stock issued and stock options assumed for acquisitions	$	----		$1,140	$1,841

Common and treasury stock issued for payment under a performance-based bonus plan	$	----	$	----	$8,673

Unrealized gain (loss) of available-for-sale securities, net of taxes		$200		$(1,368)	$(4,545)

Accrued payments for acquisition of intangibles	$	----	$	----	$12,500

Cadence adopted new accounting principles for recognizing unrecognized tax benefits on December 31, 2006, the first day of Cadence’s fiscal 2007. The cumulative effect of adopting these new accounting principles was reported as an adjustment to the opening balance of Retained earnings (or other appropriate components of equity or net assets) in the Consolidated Balance Sheet for fiscal 2007, which amounts were non-cash items in Cadence’s 2007 Statement of Cash Flows. See Note 4 for the non-cash effects of this adoption.

NOTE 20. OTHER INCOME (EXPENSE), NET

Other income (expense), net, for fiscal 2009, fiscal 2008 and fiscal 2007 was as follows:

	2009	2008	2007
	(In thousands)

Interest income	$2,595	$20,417	$48,118
Gains on sale of non-marketable securities (Note 6)	----	1,597	6,043
Gains (losses) on available-for-sale securities (Note 6)	2,341	(7,944)	4,404
Gains (losses) on securities in Cadence’s non-qualified deferred compensation trust (Note 18)	(1,049)	(8,916)	7,643
Gains (losses) on foreign exchange	431	3,429	(2,420)
Net loss on liquidation of subsidiary	----	(9,327)	----
Equity loss from investments (Note 6)	(481)	(945)	(3,027)
Write-down of investments (Note 6)	(5,207)	(16,653)	(2,550)
Other income	328	1,499	319

Total other income (expense), net	$(1,042)	$(16,843)	$58,530

The $9.3 million loss on liquidation of subsidiary during fiscal 2008 is primarily attributable to currency translation adjustment losses, net of gains, previously recorded in Accumulated other comprehensive income in Cadence’s Consolidated Balance sheet for a subsidiary that was completely liquidated during fiscal 2008.

NOTE 21. SEGMENT REPORTING

Segment reporting requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based upon the “management approach”: how management organizes the company’s reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following tables present a summary of revenue by geography during fiscal 2009, fiscal 2008 and fiscal 2007:

	2009	2008	2007
	(In thousands)

Americas:
United States	$370,016	$435,052	$741,904
Other Americas	20,925	32,998	34,828

Total Americas	390,941	468,050	776,732

Europe, Middle East and Africa:
Germany	48,326	52,083	63,847
Other Europe, Middle East, and Africa	140,607	178,756	233,037

Total Europe, Middle East, and Africa	188,933	230,839	296,884

Japan	152,738	204,081	342,634
Asia	120,020	135,644	198,763

Total	$852,632	$1,038,614	$1,615,013

No one customer accounted for 10% or more of total revenue during fiscal 2009, fiscal 2008 or fiscal 2007.

As of January 2, 2010 one customer accounted for 15% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 3, 2009, two customers each accounted for 11% of Cadence’s Receivables, net and Installment contract receivables, net.

The following tables present a summary of long-lived assets by geography as of January 2, 2010, January 3, 2009 and December 29, 2007:

	2009	2008	2007
		As Adjusted	As Adjusted
	(In thousands)

Americas:
United States	$282,002	$320,770	$304,148
Other Americas	25	34	67

Total Americas	282,027	320,804	304,215

Europe, Middle East and Africa:
Germany	1,060	1,002	1,269
Other Europe, Middle East, and Africa	5,216	6,357	7,733

Total Europe, Middle East, and Africa	6,276	7,359	9,002

Japan	5,130	6,415	1,070
Asia	18,069	20,274	25,977

Total	$311,502	$354,852	$340,264

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Addition
		Charged to	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended January 2, 2010:
Bad debt allowance	$5,608	$21,603	$ ----	$(3,467)	$23,744
Sales return allowance	1,916	----	(656)	(1,260)	----

Total	$7,524	$21,603	$(656)	$(4,727)	$23,744

Year Ended January 3, 2009:
Bad debt allowance	$1,089	$4,468	$ ----	$51	$5,608
Sales return allowance	1,806	----	110	----	1,916

Total	$2,895	$4,468	$110	$51	$7,524

Year Ended December 29, 2007:
Bad debt allowance	$2,067	$(655)	$ ----	$(323)	$1,089
Sales return allowance	1,737	----	69	----	1,806

Total	$3,804	$(655)	$69	$(323)	$2,895

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/  Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan Lip-Bu Tan President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dr. John B. Shoven Dr. John B. Shoven, Chairman of the Board of Directors	February 26, 2010

/s/ Donald L. Lucas Donald L. Lucas, Director	February 26, 2010

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli, Director	February 26, 2010

/s/ George M. Scalise George M. Scalise, Director	February 26, 2010

/s/ Roger Siboni Roger Siboni, Director	February 26, 2010

/s/ John A.C. Swainson John A.C. Swainson, Director	February 26, 2010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
3.01		Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	08/18/1998
3.02		Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	03/27/2000
3.03		Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.01	08/01/2008
4.01		Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes Due 2023.	10-Q	001-10606	4.1	11/07/2003
4.03		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.375% Convertible Senior Notes Due 2011.	10-K	000-10606	4.03	02/23/2007
4.04		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes Due 2013.	10-K	000-10606	4.04	02/23/2007
10	.01*	The Registrant’s 1987 Stock Incentive Plan, as amended and restated July 20, 2007.	10-Q	001-10606	10.01	10/30/2007
10	.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	08/10/2004
10	.03*	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	03/16/2005
10	.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10	.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06		JTA Research Inc. 1998 Stock Option Plan.	S-8	333-85080	99.1	03/28/2002
10	.07*	The Registrant’s 1995 Directors Stock Option Plan.	10-K	000-10606	10.07	02/23/2007
10	.08*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-159486	99.01	05/26/2009
10	.09*	The Registrant’s Senior Executive Bonus Plan, as amended and restated.					X
10	.10*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 1, 2002, as amended and restated.	10-K	001-10606	10.10	02/26/2008
10	.11*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	03/12/2002
10	.12*	The Registrant’s 1993 Non-Statutory Stock Incentive Plan, as amended and restated February 2, 2007 and amended July 30, 2007.	10-Q	001-10606	10.02	10/30/2007

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10	.13*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	02/26/2008
10	.14*	Amendments Number One and Two of the Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.14	03/02/2009
10.15		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan.	S-8	333-87674	99.1	05/07/2002
10.16		Distribution Agreement, dated as of April 28, 1997 by and among Cadence Design Systems (Ireland) Ltd., Cadence Design Systems K.K. and Cadence Design Systems (Japan) B.V.	10-Q	001-10606	10.48	08/08/1997
10.17		Verplex Systems, Inc. 1998 Stock Plan.	S-8	333-108251	99.1	08/27/2003
10.18		Get2Chip.Com, Inc. 1997 Stock Option Plan.	S-8	333-104720	99.1	04/24/2003
10.19		Get2Chip.Com, Inc. 2001 Stock Plan.	S-8	333-104720	99.2	04/24/2003
10.20		Neolinear, Inc. 2004 Stock Option Plan.	S-8	333-115351	99.1	05/10/2004
10.21		QDA, Inc. 2003 Stock Option/Stock Issuance Plan.	10-K	001-10606	10.23	04/02/2004
10.22		Design Acceleration, Inc. 1994 Stock Plan.	S-8	333-71717	99	02/03/1999
10.23		Quickturn Design Systems, Inc. 1988 Stock Option Plan, as amended.	S-8	333-69589	99.1	06/07/1999
10.24		Ambit Design Systems, Inc. 1994 Incentive Stock Option Plan.	10-K	001-10606	10.30	04/02/2004
10.25		Ambit Design Systems, Inc. 1996 Incentive Stock Option Plan.	10-K	001-10606	10.31	04/02/2004
10	.26*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	08/10/2004
10.27		eTop Design Technology, Inc. 2000 Stock Incentive Plan.	S-8	333-119335	99.1	09/28/2004
10.28		Quickturn Design Systems, Inc. 1996 Supplemental Stock Plan.	S-8	333-69589	99.5	06/07/1999
10.29		Quickturn Design Systems, Inc. 1997 Stock Option Plan.	S-8	333-69589	99.6	06/07/1999
10.30		OrCAD, Inc. 1995 Stock Option Plan.	S-8	333-85591	99.2	08/19/1999
10.31		Diablo Research Company LLC 1997 Stock Option Plan.	S-8	333-93609	99.1	12/27/1999
10	.32*	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated.	10-Q	001-10606	10.04	10/30/2007
10	.33*	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	10/30/2007
10.34		Simplex Solutions, Inc. 1995 Stock Plan, as amended.	S-8	333-88390	99.1	07/03/2002
10.35		Simplex Solutions, Inc. 2001 Incentive Stock Plan.	S-8	333-88390	99.2	07/03/2002
10.36		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan.	S-8	333-88390	99.3	07/03/2002
10.37		Altius Solutions, Inc. 1999 Stock Plan.	S-8	333-88390	99.4	07/03/2002
10	.38*	Summary of Non-Employee Director Compensation.	10-Q	001-10606	10.01	07/27/2007
10	.39*	Summary of Non-Employee Director Cash Compensation.	8-K	001-10606	10.2	08/19/2005
10.40		CadMOS Design Technology, Inc. 1997 Stock Option Plan.	S-8	333-56898	99.1	03/12/2001
10.41		CadMOS Design Technology, Inc. Supplemental 2001 Stock Option Plan.	S-8	333-56898	99.2	03/12/2001
10.42		DSM Technologies, Inc. 2000 Stock Option Plan.	S-8	333-82044	99.1	02/04/2002
10.43		Silicon Perspective Corporation 1997 Stock Option Plan.	S-8	333-75874	99.1	12/21/2001
10.44		The Registrant’s SPC Plan, effective December 20, 2001.	10-K	001-10606	10.65	03/12/2002
10.45		BTA Technology, Inc. 1995 Stock Option Plan.	S-8	333-102648	99.1	01/22/2003
10.46		BTA-Ultima, Inc. 1995 Stock Option Plan.	S-8	333-102648	99.2	01/22/2003
10.47		BTA Technology, Inc. 1999 Stock Option Plan.	S-8	333-102648	99.3	01/22/2003
10.48		Celestry Design Technologies, Inc. 2001 Stock Option Plan.	S-8	333-102648	99.4	01/22/2003
10.49		Celestry Design Technologies, Inc. 2001 Executive Stock Plan.	S-8	333-102648	99.5	01/22/2003

		Incorporated by Reference
Exhibit				Exhibit		Provided
Number	Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10.50	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	04/12/2005
10.51	Verisity Ltd. 1999 Israeli Share Option Plan.	S-8	333-124025	99.2	04/12/2005
10.52	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan.	S-8	333-124025	99.3	04/12/2005
10.53	Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999).	S-8	333-124025	99.4	04/12/2005
10.54	Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	04/12/2005
10.55	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.84	02/23/2007
10.56	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.85	02/23/2007
10.57	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.86	02/23/2007
10.58	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.87	02/23/2007
10.59	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.88	02/23/2007
10.60	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.89	02/23/2007
10.61	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.90	02/23/2007
10.62	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.91	02/23/2007
10.63	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.92	02/23/2007

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10.64		Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.93	02/23/2007
10.65		Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.94	02/23/2007
10.66		Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.95	02/23/2007
10.67		Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	09/05/2007
10.68		Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	03/24/2008
10	.69*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10.70		Employment Agreement, effective as of July 29, 2008, between the Registrant and Michael J. Fister.	10-Q	001-10606	10.05	12/11/2008
10.71		Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Michael J. Fister.	10-Q	001-10606	10.06	12/11/2008
10.72		Employment Agreement, effective as of July 29, 2008, between the Registrant and William Porter.	10-Q	001-10606	10.07	12/11/2008
10.73		Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and William Porter.	10-Q	001-10606	10.08	12/11/2008
10.74		Agreement, effective as of October 15, 2008, between the Registrant and William Porter.	10-Q	001-10606	10.09	12/11/2008
10.75		Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin Bushby.	10-Q	001-10606	10.10	12/11/2008
10.76		Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.	10-Q	001-10606	10.11	12/11/2008
10.77		Agreement, effective as of October 15, 2008, between the Registrant and Kevin Bushby.	10-Q	001-10606	10.12	12/11/2008
10.78		Employment Agreement, effective as of July 29, 2008, between the Registrant and James S. Miller, Jr.	10-Q	001-10606	10.13	12/11/2008
10.79		Executive Transition and Release Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.	10-Q	001-10606	10.14	12/11/2008
10.80		Agreement, effective as of October 15, 2008, between the Registrant and James S. Miller, Jr.	10-Q	001-10606	10.15	12/11/2008
10	.81*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin S. Palatnik.	10-Q	001-10606	10.16	12/11/2008
10.82		Employment Agreement, effective as of April 1, 2008, between the Registrant and R.L. Smith McKeithen.	10-Q	001-10606	10.01	04/25/2008
10.83		Amended and Restated First Amendment to Employment Agreement, effective as of October 15, 2008, between the Registrant and R.L. Smith McKeithen.	10-Q	001-10606	10.17	12/11/2008
10	.84*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.	10-K	001-10606	10.91	03/02/2009
10	.85*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	03/02/2009
10	.86*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	03/02/2009

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10	.87*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Thomas A. Cooley.	10-K	001-10606	10.94	03/02/2009
10	.88*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	03/02/2009
10	.89*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	03/02/2009
10	.90*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	05/01/2009
10	.91*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted in 2009, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	05/01/2009
10	.92*	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.01	07/31/2009
10	.93*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	07/31/2009
10	.94*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.					X
10	.95*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.					X
10	.96*	Offer Letter Agreement, effective as of July 30, 2009, between the Registrant and John J. Bruggeman II.					X
21.01		Subsidiaries of the Registrant.					X
23.01		Independent Registered Public Accounting Firm’s Consent.					X
31.01		Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02		Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01		Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02		Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.