Form 10-Q
period 2010-04-03
CADENCE DESIGN SYSTEMS INC
filed 2010-04-30
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

On April 3, 2010, 270,287,092 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	April 3,	January 2,
	2010	2010

Current Assets:
Cash and cash equivalents	$619,303	$569,115
Short-term investments	3,188	2,184
Receivables, net of allowances of $11,427 and $14,020, respectively	181,155	200,628
Inventories	19,323	24,165
Prepaid expenses and other	56,617	54,655

Total current assets	879,586	850,747
Property, plant and equipment, net of accumulated depreciation of $647,275 and $637,107, respectively	302,499	311,502
Goodwill	5,605	----
Acquired intangibles, net of accumulated amortization of $87,196 and $124,507, respectively	26,566	28,841
Installment contract receivables, net of allowances of $9,724 and $9,724, respectively	41,510	58,448
Other assets	159,220	161,049

Total Assets	$1,414,986	$1,410,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$147,782	$150,207
Current portion of deferred revenue	253,947	247,691

Total current liabilities	401,729	397,898

Long-Term Liabilities:
Long-term portion of deferred revenue	85,498	92,298
Convertible notes	441,107	436,012
Other long-term liabilities	367,617	376,006

Total long-term liabilities	894,222	904,316

Contingencies (Note 7 and Note 11)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,684,538	1,674,396
Treasury stock, at cost	(386,433)	(431,310)
Accumulated deficit	(1,224,619)	(1,177,983)
Accumulated other comprehensive income	45,549	43,270

Total stockholders’ equity	119,035	108,373

Total Liabilities and Stockholders’ Equity	$1,414,986	$1,410,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Revenue:
Product	$102,766	$87,523
Services	25,920	29,207
Maintenance	93,252	89,572

Total revenue	221,938	206,302

Costs and Expenses:
Cost of product	5,292	7,671
Cost of services	21,925	24,045
Cost of maintenance	11,398	12,461
Marketing and sales	74,762	74,890
Research and development	89,430	94,692
General and administrative	22,834	38,339
Amortization of acquired intangibles	2,691	3,140
Restructuring and other charges (credits)	(1,074)	(520)

Total costs and expenses	227,258	254,718

Loss from operations	(5,320)	(48,416)
Interest expense	(7,431)	(7,048)
Other income (expense), net	5,974	(6,149)

Loss before provision for income taxes	(6,777)	(61,613)
Provision for income taxes	5,008	1,644

Net loss	$(11,785)	$(63,257)

Basic and diluted net loss per share	$(0.04)	$(0.25)

Weighted average common shares outstanding – basic and diluted	262,597	254,302

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Cash and Cash Equivalents at Beginning of Period	$569,115	$568,255

Cash Flows from Operating Activities:
Net loss	(11,785)	(63,257)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	21,465	26,257
Amortization of debt discount and fees	5,523	5,029
Stock-based compensation	10,372	12,728
Loss from equity method investments	27	146
(Gain) loss on investments, net	(5,591)	6,368
Write-down of investment securities	----	3,993
Impairment of property, plant and equipment	164	3,429
Deferred income taxes	(1,706)	(3,073)
Proceeds from the sale of receivables, net	----	3,458
Provisions (recoveries) for losses (gains) on trade and installment contract receivables	(2,593)	9,818
Other non-cash items	940	(8,269)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(23,989)	31,932
Installment contract receivables	57,769	57,767
Inventories	(6,047)	(665)
Prepaid expenses and other	(1,518)	172
Other assets	5,538	7,083
Accounts payable and accrued liabilities	925	(63,736)
Deferred revenue	3,813	(31,581)
Other long-term liabilities	(6,604)	(4,937)

Net cash provided by (used for) operating activities	46,703	(7,338)

Cash Flows from Investing Activities:
Proceeds from the sale of long-term investments	8,964	----
Purchases of property, plant and equipment	(9,899)	(14,818)
Purchases of software licenses	(487)	----
Investment in venture capital partnerships and equity investments	----	(1,150)
Cash paid in business combinations and asset acquisitions, net of cash acquired	----	(3,543)

Net cash used for investing activities	(1,422)	(19,511)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(1,719)	(796)
Tax benefit from employee stock transactions	30	----
Proceeds from issuance of common stock	8,044	19,521
Stock received for payment of employee taxes on vesting of restricted stock	(2,079)	(659)

Net cash provided by financing activities	4,276	18,066

Effect of exchange rate changes on cash and cash equivalents	631	(5,068)

Increase (decrease) in cash and cash equivalents	50,188	(13,851)

Cash and Cash Equivalents at End of Period	$619,303	$554,404

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

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

Cadence adopted new disclosure requirements related to the fair value of Cadence’s financial instruments on the first day of fiscal 2010. This adoption did not have a material impact on Cadence’s consolidated financial position, results of operations or cash flows. See Note 3 for these disclosures.

Cadence has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements.

NOTE 2.	CONVERTIBLE NOTES

1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013

In December 2006, Cadence issued $250.0 million principal amount of its 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $250.0 million principal amount of its 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th.

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

In addition, if a fundamental change occurs prior to maturity and Cadence’s stock price is greater than $18.00 per share at that time, the conversion rate will increase by an additional amount of up to $8.27 per share, for a holder that elects to convert its Convertible Senior Notes in connection with such fundamental change, which amount will be paid entirely in cash. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:

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

As of April 3, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions with various parties whereby Cadence has the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of these hedge transactions was $119.8 million and has been recorded as a reduction to Stockholders’ equity. The estimated fair value of the hedges acquired in connection with the issuance of the Convertible Senior Notes was $4.5 million as of April 3, 2010. Subsequent changes in the fair value of these hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Cadence received $39.4 million in cash proceeds from the sale of these warrants, which has been recorded as an increase in Stockholders’ equity. The estimated fair value of the warrants sold in connection with the issuance of the Convertible Senior Notes was $1.9 million as of April 3, 2010. Subsequent changes in the fair value of these warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants will be included in diluted earnings per share to the extent the impact is considered dilutive.

The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized discount and net carrying amount of the liability component of the Convertible Senior Notes as of April 3, 2010 and January 2, 2010 were as follows:

	As of
	April 3,	January 2,
	2010	2010
	(In thousands)

Equity component of Convertible Senior Notes	$116,993	$116,993

Principal amount of Convertible Senior Notes	$500,000	$500,000
Unamortized discount of Convertible Senior Notes	(59,071)	(64,166)

Liability component of Convertible Senior Notes	$440,929	$435,834

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the Convertible Senior Notes for the three months ended April 3, 2010 and April 4, 2009 were as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%
Contractual interest expense	$1,791	$1,791
Amortization of debt discount	$5,095	$4,787
Capitalized interest associated with the amortization of debt discount	$(50)	$(160)

As of April 3, 2010, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes, including the equity component, was $453.1 million.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, and in August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes, reducing the balance of the outstanding 2023 Notes to $0.2 million. As of April 3, 2010, the total fair value of the outstanding 2023 Notes was $0.1 million.

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of this hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred.

On a quarterly basis, Cadence measures at fair value certain financial assets, including cash equivalents, available-for-sale securities, time deposits, trading securities held in Cadence’s Nonqualified Deferred Compensation Plans, or NQDCs, contingent consideration and foreign exchange contracts. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 3, 2010:

	Fair Value Measurements as of April 3, 2010:
	Total	Level 1	Level 2		Level 3
	(In thousands)

Assets
Cash equivalents — Money market funds	$477,580	$477,580	$	----	$	----
Available-for-sale securities	2,969	2,969		----		----
Trading securities held in NQDCs	26,491	26,491		----		----
Time deposits	237	237		----		----

Total Assets	$507,277	$507,277	$	----	$	----

	Total	Level 1		Level 2		Level 3
	(In thousands)

Liabilities
Contingent consideration	$858	$	----	$	----	$858
Foreign currency exchange contracts	921		----		921	----

Total Liabilities	$1,779	$	----		$921	$858

Cadence’s foreign currency forward exchange contracts are classified as Level 2 because these contracts are not actively traded and are valued using a standard pricing methodology that utilizes observable market data for all inputs.

Cadence recorded the initial fair value of a contingent consideration liability in connection with a business combination during the three months ended April 3, 2010. This liability will be measured at fair value each quarter. See Note 5 for additional details of this business combination and the key inputs used in the valuation.

Cadence acquired intangible assets of $2.2 million in connection with a business combination during the three months ended April 3, 2010. The fair value of these intangible assets was estimated using Level 3 inputs. See Note 5 for additional details of this business combination and the key inputs used in the valuation.

Cadence exited certain facilities in connection with a restructuring plan and recorded lease losses of $0.5 million during the three months ended April 3, 2010, which are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Statement of Operations. The fair value of these lease losses was estimated using Level 2 inputs. See Note 4 for additional details on Cadence’s lease loss estimates.

NOTE 4.	RESTRUCTURING AND OTHER CHARGES

During the second quarter of fiscal 2009, Cadence initiated a restructuring plan, or the 2009 Restructuring Plan, and during the fourth quarter of fiscal 2009, Cadence determined that it would initiate further actions under the 2009 Restructuring Plan. During fiscal 2008, Cadence initiated a restructuring plan, or the 2008 Restructuring Plan, and Cadence also initiated restructuring plans in each year from 2001 through 2005, which are referred to as the Other Restructuring Plans. Cadence initiated the 2009 Restructuring Plan, 2008 Restructuring Plan, and Other Restructuring Plans, collectively known as the Restructuring Plans, in an effort to operate more efficiently.

As of April 3, 2010, Cadence’s total amount accrued for the Restructuring Plans was $10.7 million, consisting of $6.2 million of estimated lease losses and $4.5 million of severance and severance-related benefits. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $10.0 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities. Of the $10.7 million accrued as of April 3, 2010, $5.8 million was included in Accounts payable and accrued liabilities and $4.9 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheet.

Cadence regularly evaluates the adequacy of its lease loss and severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans.

2009 Restructuring Plan

Cadence has recorded total costs associated with the 2009 Restructuring Plan of $34.1 million. These costs include severance payments, severance-related benefits and costs for outplacement services that were communicated to the affected employees before January 2, 2010, and estimated severance payments and related benefits that were both probable and estimable as of January 2, 2010 for employees notified after January 2, 2010.

During the first quarter of fiscal 2010, Cadence recorded a net credit of $1.6 million in termination and related benefits costs that were less than initially estimated relating to the 2009 Restructuring Plan. Cadence also recorded charges of $0.5 million related to facilities included in the 2009 Restructuring Plan that Cadence vacated during the first quarter of fiscal 2010 and $0.1 million for assets related to these vacated facilities.

Total severance and termination benefits of approximately $28.8 million related to the 2009 Restructuring Plan were paid to employees before April 3, 2010. Approximately $4.3 million of severance and termination benefits related to the 2009 Restructuring Plan will be paid after April 3, 2010, all of which is included in Accounts payable and accrued liabilities in Cadence’s Condensed Consolidated Balance Sheet as of April 3, 2010. Due to varying regulations in the jurisdictions and countries in which Cadence operates, Cadence expects substantially all termination benefits to be paid by January 1, 2011.

The following table presents activity associated with the 2009 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, January 2, 2010	$18,638	$ ----	$	----	$18,638
Restructuring and other charges (credits), net	(1,579)	455		82	(1,042)
Non-cash charges	----	----		(82)	(82)
Cash payments	(12,507)	----		----	(12,507)
Effect of foreign currency translation	(297)	----		----	(297)

Balance, April 3, 2010	$4,255	$455	$	----	$4,710

2008 Restructuring Plan

The following table presents activity associated with the 2008 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, January 2, 2010	$287	$1,874	$5	$2,166
Restructuring and other charges (credits), net	(7)	----	(25)	(32)
Non-cash charges	----	13	25	38
Cash payments	(14)	(192)	----	(206)
Effect of foreign currency translation	(12)	(94)	----	(106)

Balance, April 3, 2010	$254	$1,601	$5	$1,860

Other Restructuring Plans

The following table presents activity associated with the Other Restructuring Plans:

Excess
Facilities
(In thousands)

Balance, January 2, 2010	$4,648
Non-cash charges	56
Cash payments	(311)
Effect of foreign currency translation	(268)

Balance, April 3, 2010	$4,125

NOTE 5.	ACQUISITION AND GOODWILL

The changes in the carrying amount of goodwill during the three months ended April 3, 2010 were as follows:

	Gross Carrying
	Amount	Impairment		Goodwill, net
	(In thousands)

Balance as of January 2, 2010	$ ----	$	----	$	----
Goodwill resulting from acquisition during the period	3,930		----		3,930
Additions due to earnouts	1,675		----		1,675

Balance as of April 3, 2010	$5,605	$	----		$5,605

During the three months ended April 3, 2010, Cadence acquired a company and recorded $3.9 million of Goodwill and $2.2 million of intangible assets. Of the $2.2 million of intangible assets, $0.5 million was allocated to in-process research and development and is classified as an indefinite-lived intangible asset until the project is completed or abandoned. The remaining $1.7 million of intangible assets has a weighted average life of 5 years. The fair value of the intangible assets was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the expected future cash flows, the timing of the expected future cash flows and discount rates consistent with the level of risk.

This acquisition includes contingent consideration payments based on future financial measures of the acquired company. Cadence makes estimates regarding the fair value of contingent consideration liabilities at the acquisition date and at each reporting date until the contingency is resolved. Cadence estimates the fair value of these liabilities based on financial projection of the acquired company and estimated probabilities of achievement. Cadence believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in General and administrative expense in Cadence’s Condensed Consolidated Statements of Operations.

The contingent consideration arrangement requires payments up to $4.0 million if certain financial measures are met during the three-year period subsequent to the close of the acquisition. This contingent consideration arrangement does not require continuing employment of the selling shareholders. The fair value of the contingent consideration arrangement of $0.8 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts. The expected outcomes were recorded at net present value.

Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations,” and earnouts are added to Goodwill as they are paid. During the three months ended April 3, 2010, Cadence recorded $1.7 million of Goodwill in connection with acquisitions accounted for under SFAS No. 141. Cadence accounts for business combinations with acquisition dates after January 3, 2009 under the acquisition method in accordance with the Accounting Standards Codification and contingent consideration is recorded at fair value on the acquisition date as noted above.

In connection with Cadence’s acquisitions completed before April 3, 2010, Cadence may be obligated to pay up to an aggregate of $19.9 million in cash during the next 36 months if certain defined performance goals are achieved in full, of which $11.3 million would be expensed in its Condensed Consolidated Statements of Operations.

NOTE 6.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection is not probable. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Receivables and Installment contract receivables are presented net of allowance for doubtful accounts of $21.2 million as of April 3, 2010 and $23.7 million as of January 2, 2010.

Cadence’s customers are primarily concentrated within the semiconductor sector, which was adversely affected by the 2008 and 2009 economic downturn. Approximately half of Cadence’s total Receivables, net and Installment contract receivables, net as of April 3, 2010 relate to ten customers.

Cadence believes that its allowance for doubtful accounts is adequate, but Cadence will continue to monitor customer liquidity and other economic conditions, which may result in changes to Cadence’s estimates regarding its allowance for doubtful accounts. The adequacy of the allowance for doubtful accounts is evaluated by Cadence at least quarterly, and any adjustments to the allowance for doubtful accounts resulting from these evaluations could be material to Cadence’s Condensed Consolidated Financial Statements.

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

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws and Cadence is vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency, but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates that are published by the IRS, are adjusted quarterly and have been at an annual rate between 4% and 10% since 2001.

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

In March 2010, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, issued a decision affirming a U.S. Tax Court ruling that stock option compensation does not need to be included in the costs shared under a cost sharing arrangement. While Cadence was not a named party to the case, the Ninth Circuit’s decision impacts Cadence’s tax position for certain years prior to fiscal 2004. As a result of this decision by the Ninth Circuit, Cadence decreased its liability for unrecognized tax benefits and increased Common stock and capital in excess of par value by approximately $4.2 million as of April 3, 2010.

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

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, less unvested restricted stock, during the period. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding for the diluted net loss per share calculation. None of Cadence’s outstanding grants of restricted stock contain nonforfeitable dividend rights.

The following table presents the potential shares of Cadence’s common stock outstanding for the three months ended April 3, 2010 and April 4, 2009 that were not included in the computation of diluted net loss per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2020)	28,418	39,785
Non-vested shares of restricted stock	7,938	7,727
Employee stock purchase plan (ESPP)	447	----
2023 Notes	11	11
Warrants to purchase shares of common stock related to the Convertible Senior Notes (various expiration dates through 2014)	23,640	23,640

Total potential common shares excluded	60,454	71,163

NOTE 9.	ACCUMULATED DEFICIT

The changes in accumulated deficit for the three months ended April 3, 2010 were as follows:

(In thousands)

Balance as of January 2, 2010	$(1,177,983)
Net loss	(11,785)
Re-issuance of treasury stock	(34,851)

Balance as of April 3, 2010	$(1,224,619)

When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in the Condensed Consolidated Balance Sheets.

NOTE 10.	OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive loss for the three months ended April 3, 2010 and April 4, 2009 was as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In thousands)

Net loss	$(11,785)	$(63,257)
Foreign currency translation gain (loss), net of related tax effects	1,204	(5,339)
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	1,018	(199)
Other	56	(272)

Comprehensive loss	$(9,507)	$(69,067)

NOTE 11.	CONTINGENCIES

Legal Proceedings

From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards, and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. Cadence plans to continue to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.

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

A motion to consolidate these complaints was granted on January 20, 2009. The cases have been stayed since that time by agreement of the parties. The plaintiffs have indicated that they intend to file a consolidated amended complaint no later than May 31, 2010. Cadence will analyze that consolidated amended derivative complaint once it has been filed, and will respond to it appropriately.

On April 28, 2010, a derivative complaint was filed in the District Court, captioned Walter Hamilton, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. Michael J. Fister, William Porter, James S. Miller, Jr., Kevin Bushby, R.L. Smith McKeithen, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, John B. Shoven, Donald L. Lucas, George M. Scalise, Roger S. Siboni, John A.C. Swainson, and KPMG LLP. This complaint purports to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former officers and directors for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, against the former executive defendants for unjust enrichment, and against Cadence’s independent auditors for professional negligence and breach of contract. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched, as well as allegations that Cadence’s independent auditors performed allegedly inadequate audits. Cadence is analyzing this complaint, and will respond to it appropriately.

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

NOTE 12.	STATEMENT OF CASH FLOWS

The supplemental cash flow information for the three months ended April 3, 2010 and April 4, 2009 is as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In thousands)

Cash Paid During the Period for:
Income taxes, including foreign withholding tax	$2,809	$5,476

Non-Cash Investing and Financing Activities:
Payments due to former shareholders of acquired business	$3,399	$ ----

NOTE 13.	OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three months ended April 3, 2010 and April 4, 2009 was as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In thousands)

Interest income	$248	$1,029
Gains on sale of non-marketable securities	4,514	----
Gains (losses) on trading securities in Cadence’s NQDC	1,077	(6,368)
Gains on foreign exchange	192	3,324
Loss from equity method investments	(27)	(146)
Write-down of investment securities	----	(3,993)
Other income	(30)	5

Total other income (expense), net	$5,974	$(6,149)

During the three months ended April 3, 2010, Cadence recorded gains totaling $4.5 million for three cost method investments that were liquidated.

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

NOTE 14.	SEGMENT REPORTING

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

The following table presents a summary of revenue by geography:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In thousands)

Americas:
United States	$82,649	$82,015
Other Americas	5,143	4,551

Total Americas	87,792	86,566

Europe, Middle East and Africa:
Germany	14,176	12,522
Other Europe, Middle East and Africa	35,038	36,164

Total Europe, Middle East and Africa	49,214	48,686

Japan	51,053	39,228
Asia:
Taiwan	11,843	8,417
Other Asia	22,036	23,405

Total Asia	33,879	31,822

Total	$221,938	$206,302

As of April 3, 2010, one customer accounted for 16% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 2, 2010, one customer accounted for 15% of Cadence’s Receivables, net and Installment contract receivables, net.

The following table presents a summary of long-lived assets by geography:

	As of
	April 3,	January 2,
	2010	2010
	(In thousands)

Americas:
United States	$274,767	$282,002
Other Americas	20	25

Total Americas	274,787	282,027

Europe, Middle East and Africa:
Germany	880	1,060
Other Europe, Middle East and Africa	4,667	5,216

Total Europe, Middle East and Africa	5,547	6,276

Japan	4,665	5,130
Asia:
Taiwan	381	408
Other Asia	17,119	17,661

Total Asia	17,500	18,069

Total	$302,499	$311,502

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Certain of these statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing engineering services. Substantially all of our revenue is generated from IC and electronics systems manufacturers and designers and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.

During 2008 and 2009, the semiconductor industry suffered as the overall macroeconomic environment deteriorated. Electronics companies faced financial challenges in 2008 and 2009 because consumer spending on electronics was adversely affected by increased unemployment, and corporate spending was restrained by the tightened credit market and the economic downturn. During 2009, semiconductor unit volumes decreased and average selling prices declined. These factors affect how electronics companies address traditional challenges of cost, quality, innovation and time-to-market associated with highly complex electronics systems and IC product development. Although estimates project moderate growth for the semiconductor industry in 2010, we believe that increased spending on EDA and other tools may grow more slowly than the semiconductor industry as a whole in 2010.

Facing uncertainty and cost pressures in their own businesses or otherwise as a result of the overall economic downturn, some of our customers are continuing to wait to purchase our products and to seek purchasing terms and conditions that are less favorable to us, including lower prices and shorter contract duration. As a result of this trend, we have experienced low business levels and net losses in recent years. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are continuing our transition to a license mix that will provide our customers with greater flexibility and will result in a substantial portion of our revenue being recognized ratably.

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

We plan operating expense levels primarily based on forecasted revenue levels. To offset some of the impact of the decrease in our revenue, we have implemented cost savings initiatives, including reducing headcount and related costs and reducing other discretionary spending. During fiscal 2009, we initiated a restructuring plan to improve our operating results and to align our cost structure with expected revenue. The 2009 Restructuring Plan, which we initiated during the second quarter of fiscal 2009 and continued during the fourth quarter of fiscal 2009, was intended to decrease costs by reducing our workforce throughout the company by approximately 345 positions. We expect ongoing annual savings of approximately $30.0 million related to the 2009 Restructuring Plan activities initiated during the second quarter of fiscal 2009. We expect that substantially all of the estimated restructuring plan-related annual operating expense savings related to the 2009 Restructuring Plan activities that we initiated during the fourth quarter of fiscal 2009 will be offset by increased spending in connection with developing and enhancing our product technologies.

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

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Results of Operations

Financial results for the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, reflect the following:

•	Increased revenue recognized because of higher software and hardware business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix, which began in the third quarter of fiscal 2008;
•	A decrease in our bad debt expense; and
•	Decreased costs throughout the company as a result of our restructuring plans and other expense reductions.

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

The timing of our product revenue is significantly affected by the mix of orders executed in any given period. For some orders, such as subscription orders, product and maintenance revenue is recognized ratably over multiple periods. In addition, depending on the individual facts and circumstances of a particular order, we have some orders for which product and maintenance revenue is recognized as payments become due and some for which revenue is only recognized when payment is received. For other orders, all product revenue is recognized up-front in the same quarter in which the order is executed.

We seek to achieve a mix of orders with approximately 90% of the total value of all executed orders consisting of orders for which the revenue is recurring, or ratable in nature, with the balance of the orders made up of orders for which the product revenue is recognized up-front. During the three months ended April 3, 2010, approximately 90% of the total value of our executed orders was comprised of ratable revenue orders.

During fiscal 2009, approximately 78% of our revenue came from orders in backlog as of January 3, 2009. We currently expect approximately 80% of our fiscal 2010 revenue to come from orders in backlog as of January 2, 2010.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally used products from two or more of our five product groups and rarely completely terminated their relationship with us upon expiration of the license. See the discussion under the heading “Critical Accounting Estimates — Revenue Recognition” in our Annual Report on Form 10-K for additional descriptions of license types and timing of revenue recognition.

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

Revenue by Period

The following table shows our revenue for the three months ended April 3, 2010 and April 4, 2009 and the change in revenue between periods:

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change
	(In millions)

Product	$102.8	$87.5	$15.3
Services	25.9	29.2	(3.3)
Maintenance	93.2	89.6	3.6

Total revenue	$221.9	$206.3	$15.6

Product revenue increased during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, primarily because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix.

Revenue by Product Group

The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	April 3,	January 2,	October 3,	July 4,	April 4,
	2010	2010	2009	2009	2009

Functional Verification	22%	22%	21%	23%	20%
Digital IC Design	21%	22%	19%	24%	19%
Custom IC Design	27%	28%	28%	25%	26%
System Interconnect	9%	11%	11%	10%	12%
Design for Manufacturing	9%	7%	9%	5%	9%
Services and other	12%	10%	12%	13%	14%

Total	100%	100%	100%	100%	100%

As described under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, certain of our licenses allow customers the ability to remix among software products. Additionally, we have licensed a combination of our products to customers with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products by these customers. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the above table would differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result if the customer had individually licensed each specific software solution at the outset of the arrangement.

Revenue by Geography

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change
	(In millions)

United States	$82.6	$82.0	$0.6
Other Americas	5.1	4.6	0.5
Europe, Middle East and Africa	49.2	48.7	0.5
Japan	51.1	39.2	11.9
Asia	33.9	31.8	2.1

Total revenue	$221.9	$206.3	$15.6

The increase in revenue in Japan is primarily due to differences in the timing and size of the payments for existing arrangements in which we recognize revenue on a due and payable basis.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 3,	April 4,
	2010	2009

United States	37%	40%
Other Americas	3%	2%
Europe, Middle East and Africa	22%	24%
Japan	23%	19%
Asia	15%	15%

Total revenue	100%	100%

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Disclosures About Market Risk — Foreign Currency Risk.”

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In millions)

Cost of services	$0.5	$0.7
Cost of maintenance	0.3	0.4
Marketing and sales	2.3	2.7
Research and development	4.4	6.5
General and administrative	2.9	2.4

Total	$10.4	$12.7

Stock-based compensation expense decreased by $2.3 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, due to the following:

•	The decrease in the maximum purchase limits under our Employee Stock Purchase Plan, or ESPP, and a lower grant date fair value of purchase rights granted;
•	A decrease in stock bonuses; and
•	A decrease in expense for restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock options primarily due to lower grant date fair values because of a lower grant date stock price.

Cost of Revenue

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change
	(In millions)

Product	$5.3	$7.7	$(2.4)
Services	$21.9	$24.0	$(2.1)
Maintenance	$11.4	$12.5	$(1.1)

The following table shows cost of revenue as a percentage of related revenue for the three months ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Product	5%	9%
Services	85%	82%
Maintenance	12%	14%

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

A summary of Cost of product is as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In millions)

Product related costs	$4.7	$5.5
Amortization of acquired intangibles	0.6	2.2

Total Cost of product	$5.3	$7.7

Product related costs decreased during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, primarily due to a decrease in hardware sales. Amortization of acquired intangibles decreased during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009 because certain acquired intangible assets became fully amortized.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $2.1 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, primarily due to a decrease in salary, benefits and other employee-related costs.

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as telephonic and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. There were no material fluctuations in these components of Cost of maintenance during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009.

Operating Expenses

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change
	(In millions)

Marketing and sales	$74.8	$74.9	$(0.1)
Research and development	89.4	94.7	(5.3)
General and administrative	22.8	38.3	(15.5)

Total operating expenses	$187.0	$207.9	$(20.9)

The decrease in our operating expenses for the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, is primarily due to the decrease in bad debt expense, which is included in General and administrative expense.

The following table shows operating expenses as a percentage of total revenue for the three months ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3,	April 4,
	2010	2009

Marketing and sales	34%	36%
Research and development	40%	46%
General and administrative	10%	19%

Marketing and Sales

Marketing and sales expense decreased by $0.1 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, due to the following:

Change
(In millions)

Depreciation	$(1.8)
Facilities and other infrastructure costs	(1.3)
Salary, commissions, benefits and other employee-related costs	2.2
Other individually insignificant items	0.8

$(0.1)

Research and Development

Research and development expense decreased by $5.3 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, due to the following:

Change
(In millions)

Stock-based compensation	$(2.1)
Facilities and other infrastructure costs	(1.4)
Computer equipment lease costs and maintenance costs associated with third-party software	(1.2)
Other individually insignificant items	(0.6)

$(5.3)

General and Administrative

General and administrative expense decreased by $15.5 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, due to the following:

Change
(In millions)

Bad debt expense	$(12.9)
Impairment of property, plant and equipment	(3.5)
Salary, benefits and other employee-related costs	3.2
Other individually insignificant items	(2.3)

$(15.5)

Bad debt expense decreased during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, due to the prior year period increase in our allowance for doubtful accounts as a result of our assessment of the increased risk of customer delays or defaults on payment obligations.

Amortization of Acquired Intangibles

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change
	(In millions)

Amortization of acquired intangibles	$2.7	$3.1	$(0.4)

Amortization of acquired intangibles decreased by $0.4 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009 primarily due to certain assets becoming fully amortized.

Restructuring and Other Charges (Credits)

We have initiated multiple restructuring plans since 2001, including the 2009 Restructuring Plan, which includes restructuring activities initiated during the second quarter of fiscal 2009, as well as restructuring activities initiated during the fourth quarter of fiscal 2009. These restructuring activities initiated during fiscal 2009 are collectively referred to as the 2009 Restructuring Plan. The $1.1 million credit to Restructuring and other charges during the three months ended April 3, 2010 was primarily due to activity in the 2009 Restructuring Plan and included a net credit of $1.6 million in termination and related benefits costs that were less than initially estimated. See Note 4 to our Condensed Consolidated Financial Statements for additional details of these restructuring plans.

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

Interest Expense

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change
	(In millions)

Interest expense	$7.4	$7.0	$0.4

The primary components of Interest expense for the three months ended April 3, 2010 and April 4, 2009 consisted of the non-cash component associated with the amortization of the debt discount and the contractual interest expense of our Convertible Senior Notes.

Other Income (Expense), net

Other income (expense), net, for the three months ended April 3, 2010 and April 4, 2009 was as follows:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In millions)

Interest income	$0.2	$1.0
Gains on sale of non-marketable securities	4.5	----
Gains (losses) on trading securities in the non-qualified deferred compensation trust	1.1	(6.4)
Gains on foreign exchange	0.2	3.3
Equity losses from investments	----	(0.1)
Write-down of investments	----	(4.0)

Total other income (expense), net	$6.0	$(6.2)

During the three months ended April 3, 2010, we recorded gains totaling $4.5 million for three cost method investments that were liquidated.

During the three months ended April 4, 2009, we determined that two of our non-marketable securities were other-than-temporarily impaired, and we wrote down the investments by $4.0 million.

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three months ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(In millions, except percentages)

Provision for income taxes	$5.0	$1.6
Effective tax rate	(73.9)%	(2.7)%

Our Provision for income taxes for the three months ended April 3, 2010 is primarily because we expect to have tax expense related to certain of our foreign subsidiaries and interest expense on our unrecognized tax benefits. We also expect to record an increase in valuation allowance that will offset any tax benefit of our fiscal 2010

United States losses and tax credits. Our negative effective tax rate is due to our Provision for income taxes while having a consolidated Net loss for the three months ended April 3, 2010 and because we expect to have a consolidated Net loss for fiscal 2010. The magnitude of our negative effective tax rate for the three months ended April 3, 2010 was primarily caused our by consolidated Net loss nearing break-even.

We estimate our annual effective tax rate for fiscal 2010 to be negative, primarily consisting of tax expense related to certain of our foreign subsidiaries and interest expense on our unrecognized tax benefits. Our effective tax rate for the year ended January 2, 2010 was 2%, which primarily reflected the federal tax benefit from carrying back the fiscal 2009 operating loss to offset taxable income in an earlier tax year.

The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns and we have received Revenue Agent’s Reports, or RARs, indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our Income taxes, including the status of the IRS examinations and unrecognized tax benefits, see Note 7 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	As of
	April 3,	January 2,
	2010	2010	Change
	(In millions)

Cash, cash equivalents and Short-term investments	$622.5	$571.3	$51.2
Net working capital	$477.9	$452.8	$25.1

	Three Months Ended
	April 3,	April 4,
	2010	2009	Change
	(In millions)

Cash provided by (used for) operating activities	$46.7	$(7.3)	$54.0
Cash used for investing activities	$(1.4)	$(19.5)	$18.1
Cash provided by financing activities	$4.3	$18.1	$(13.8)

Cash and Cash Equivalents and Short-term Investments

As of April 3, 2010, our principal sources of liquidity consisted of $622.5 million of Cash and cash equivalents and Short-term investments, as compared to $571.3 million as of January 2, 2010.

Our primary sources of cash in the three months ended April 3, 2010 were:

•	Customer payments under software licenses and from the sale or lease of our hardware products;
•	Customer payments for engineering services;
•	Proceeds from the sale of long-term investments; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash in the three months ended April 3, 2010 were:

•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans; and
•	Purchases of property, plant and equipment.

We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital

Net working capital increased by $25.1 million as of April 3, 2010, as compared to January 2, 2010, due to the following:

Change
(In millions)

Increase in Cash and cash equivalents	$50.2
Decrease in Receivables, net	(19.5)
Increase in Current portion of deferred revenue	(6.3)
Other individually insignificant items	0.7

$25.1

Cash Flows from Operating Activities

Net cash from operating activities increased by $54.0 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, due to the following:

Change
(In millions)

Changes in operating assets and liabilities, net of effect of acquired businesses	$33.9
Net loss, net of non-cash related items	23.6
Proceeds from the sale of receivables, net	(3.5)

$54.0

Cash flows from operating activities include Net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels, the payment terms set forth in our license agreements and by sales of our receivables. As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and as a result, may delay purchasing our products and services or delay or default on their payment obligations. Approximately half of our total Receivables, net and Installment contract receivables, net as of April 3, 2010 relate to ten of our customers. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

The 2009 Restructuring Plan includes restructuring activities initiated during the second quarter of fiscal 2009 as well as restructuring activities initiated during the fourth quarter of fiscal 2009. As of April 3, 2010, we had made payments in connection with the 2009 Restructuring Plan in the amount of $28.8 million and we expect to pay an additional amount of $4.7 million, of which $4.3 million is for termination benefits. We expect substantially all termination benefits related to the 2009 Restructuring Plan to be paid by January 1, 2011.

Cash Flows from Investing Activities

Our primary investing activities consisted of:

•	Purchases of property, plant and equipment;
•	Purchases of software licenses; and
•	Proceeds from the sale of long-term investments.

Net cash from investing activities increased by $18.1 million during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009, due to the following:

Change
(In millions)

Proceeds from the sale of long-term investments	$9.0
Purchases of property, plant and equipment	4.9
Cash paid in business combinations and asset acquisitions, net of cash acquired	3.5
Other individually insignificant items	0.7

$18.1

In connection with our acquisitions completed before April 3, 2010, we may be obligated to pay up to an aggregate of $19.9 million in cash during the next 36 months if certain defined performance goals are achieved in full, of which $11.3 million would be expensed in our Condensed Consolidated Statements of Operations.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses and making long-term equity investments.

Cash Flows from Financing Activities

Financing cash flows during the three months ended April 3, 2010 consisted primarily of the issuance of common stock under certain of our equity plans. Net cash from financing activities decreased by $13.8 million during the three months ended April 3, 2010, as compared to the three months ended April 3, 2010, due to the following:

Change
(In millions)

Proceeds from the issuance of common stock	$(11.5)
Stock received for payment of employee taxes on vesting of restricted stock	(1.4)
Principal payments on receivable sale financing	(0.9)

$(13.8)

The decrease in Proceeds from the issuance of common stock during the three months ended April 3, 2010 as compared to the three months ended April 4, 2009 is primarily due to decreased purchase limits under our ESPP, which became effective during fiscal 2009.

When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in the Condensed Consolidated Balance Sheets. We recorded losses on the re-issuance of treasury stock of $34.9 million during the three months ended April 3, 2010, as compared to $114.4 million during the three months ended April 4, 2009.

As of April 3, 2010, we have $854.4 million remaining under the stock repurchase programs authorized by our Board of Directors.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. As of January 2, 2010, we had recognized a deferred tax liability of $34.7 million related to $67.9 million of earnings from certain of our foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which we have previously made a provision for income tax. We repatriated $50.0 million of the $67.9 million during January 2010 and expect to repatriate $12.9 million of the remainder during fiscal 2010. We estimate that the fiscal 2010 repatriations will result in fiscal 2010 cash tax payments of approximately $2.2 million.

We intend to indefinitely reinvest approximately $79.0 million of undistributed earnings of our foreign subsidiaries as of January 2, 2010, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $35.3 million as of January 2, 2010.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our Income taxes and the status of the IRS examinations, see Note 7 to our Condensed Consolidated Financial Statements.

1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013

In December 2006, we issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and, in separate transactions, sold warrants to purchase our common stock to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013, and the principal amounts will be paid in cash at maturity. As of April 3, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.

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

The following table provides information, as of April 3, 2010, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during April and May of 2010.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$38.1	91.98
Indian rupee	14.8	45.60
Chinese renminbi	10.9	6.82
European union euro	9.2	0.73
Canadian dollar	8.4	1.02
New Taiwan dollar	7.5	31.69
Hong Kong dollar	7.0	7.76
Israeli shekel	6.9	3.72
Other	8.2	N/A

Total	$111.0

Estimated fair value	$(0.9)

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of April 3, 2010. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of April 3, 2010.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$477.6	0.14%
Cash – variable rate	42.1	0.22%
Cash – fixed rate	73.5	0.56%

Total interest-bearing instruments	$593.2	0.20%

Equity Price Risk

1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions with various parties and in separate transactions, sold warrants to various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 6 to our Consolidated Financial Statements in our Annual Report on Form 10-K for additional details of these investments. Our investment in non-marketable equity securities had a carrying value of $9.9 million as of April 3, 2010 and $15.3 million as of January 2, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2010.

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

Based on their evaluation as of April 3, 2010, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of our common stock. We intend to continue to vigorously defend these complaints and any other securities lawsuits that may be filed. See Note 11 to our Condensed Consolidated Financial Statements for additional details and the status of these complaints.

Also during fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of our current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The parties to these cases agreed to a temporary stay of the proceedings. The plaintiffs indicated that they will file a consolidated amended complaint no later than May 31, 2010. We will analyze that consolidated amended complaint once it is filed and will respond appropriately. See Note 11 to our Condensed Consolidated Financial Statements for additional details and the status of these complaints.

On April 28, 2010, a derivative complaint was filed in the District Court against certain of our current and former directors and officers alleging breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets against all the individual defendants, unjust enrichment against the former executive defendants, and against our independent auditors alleging professional negligence and breach of contract. We are analyzing this complaint, and will respond to this complaint appropriately. See Note 11 to our Condensed Consolidated Financial Statements for additional details.

In light of the preliminary status of these lawsuits, we cannot predict the outcome of these matters. While the outcome of these litigation matters cannot be predicted with any certainty, we do not believe that the outcome of any current matters will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 1A.	Risk Factors

Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer. The descriptions below include any material changes to and supersede the description of the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 and filed with the SEC on February 26, 2010.

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

The IC and electronics systems industries experienced significant challenges in 2008 and 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. As in the past, the economic downturn in 2008 and 2009 was characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Although estimates project moderate growth for the semiconductor industry in 2010, we believe that increased spending on EDA products and services may grow more slowly than the semiconductor industry as a whole in 2010. The economic downturn in the industries we serve has contributed to the reduction in our revenue in the past and could continue to adversely affect our business, operating results and financial condition.

We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.

We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during the first quarter of fiscal 2010 and the two most recent fiscal years, and we expect to incur a net loss during fiscal 2010. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.

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

The industries in which we compete experience rapid technology developments, changes in industry standards and customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing the following trends:

•	Migration to nanometer design – the continuous shrinkage of the size of process features and other features, such as wires, transistors and contacts on ICs, due to the ongoing advances in the semiconductor manufacturing processes – represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinkage of transistor length to such proportions is challenging the industry in the application of more complex physics and chemistry that is needed to realize advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows.
•	The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on the fabrication mask. In addition, SoCs typically incorporate

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

We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the expected benefits we have anticipated, possibly having a negative effect on our future operating results.

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

In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments, or earnouts, based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may continue to agree to earnouts in connection with acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us with the acquired business of certain specified orders, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

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

A significant portion of our contracts are executed in the final few weeks of a fiscal quarter. This makes it difficult to determine with accuracy how much business will be executed in each fiscal quarter. Also, because of the timing of large orders and our customers’ buying patterns, we may not learn of orders shortfalls, revenue shortfalls, earnings shortfalls or other failures to meet market expectations until late in a fiscal quarter. These factors may cause our operating results to fluctuate unexpectedly, which can cause significant fluctuations in the trading price of our common stock.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 63% during the three months ended April 3, 2010 and 60% during the three months ended April 4, 2009. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.

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

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in its examinations of other tax years. We have filed a timely protest with the IRS and are seeking resolution of the issues through the Appeals Office.

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

We have a substantial level of debt. As of April 3, 2010, we had outstanding indebtedness with a principal balance of $500.2 million as follows:

•	$250.0 million related to our 2011 Notes;
•	$250.0 million related to our 2013 Notes; and
•	$0.2 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described below;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Impose operating or financial covenants on us;
•	Limit our flexibility in planning for or reacting to changes in our business; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of April 3, 2010, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

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

In fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1,000.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended April 3, 2010:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program*
Period	Purchased*	Per Share	Plan or Program	(In millions)

January 3, 2010 – February 6, 2010	76,794	$6.05	----	$854.4
February 7, 2010 – March 6, 2010	17,555	$5.67	----	$854.4
March 7, 2010 – April 3, 2010	239,676	$6.37	----	$854.4

Total	334,025	$6.26	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: April 30, 2010	By:	/s/ Lip-Bu Tan Lip-Bu Tan President, Chief Executive Officer and Director

DATE: April 30, 2010	By:	/s/ Kevin S. Palatnik Kevin S. Palatnik Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X