Form 10-Q
period 2010-07-03
CADENCE DESIGN SYSTEMS INC
filed 2010-08-04
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes          No  X
On July 3, 2010, 266,244,189 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets: July 3, 2010 and January 2, 2010	1

	Condensed Consolidated Statements of Operations: Three and Six Months Ended July 3, 2010 and July 4, 2009	2

	Condensed Consolidated Statements of Cash Flows: Six Months Ended July 3, 2010 and July 4, 2009	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Reserved	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

	Signatures	72
EX-2.01
EX-4.01
EX-10.01
EX-10.02
EX-10.03
EX-10.04
EX-10.05
EX-10.06
EX-10.07
EX-10.08
EX-10.09
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	July 3,	January 2,
	2010	2010

Current Assets:
Cash and cash equivalents	$475,603	$569,115
Short-term investments	2,860	2,184
Receivables, net of allowances of $11,194 and $14,020, respectively	191,291	200,628
Inventories	23,874	24,165
Prepaid expenses and other	71,448	54,655

Total current assets	765,076	850,747
Property, plant and equipment, net of accumulated depreciation of $652,965 and $637,107, respectively	295,073	311,502
Goodwill	158,227	----
Acquired intangibles, net of accumulated amortization of $90,983 and $124,507, respectively	192,422	28,841
Installment contract receivables, net of allowances of $0 and $9,724, respectively	40,296	58,448
Other assets	244,661	161,049

Total Assets	$1,695,755	$1,410,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$153,982	$150,207
Current portion of deferred revenue	290,105	247,691

Total current liabilities	444,087	397,898

Long-Term Liabilities:
Long-term portion of deferred revenue	92,477	92,298
Convertible notes	541,767	436,012
Other long-term liabilities	454,744	376,006

Total long-term liabilities	1,088,988	904,316

Contingencies (Notes 8 and 13)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,708,610	1,674,396
Treasury stock, at cost	(370,700)	(431,310)
Accumulated deficit	(1,215,391)	(1,177,983)
Accumulated other comprehensive income	40,161	43,270

Total stockholders’ equity	162,680	108,373

Total Liabilities and Stockholders’ Equity	$1,695,755	$1,410,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Revenue:
Product	$117,066	$101,840	$219,832	$189,363
Services	25,258	27,808	51,178	57,015
Maintenance	84,740	80,281	177,992	169,853

Total revenue	227,064	209,929	449,002	416,231

Costs and Expenses:
Cost of product	7,123	9,752	12,415	17,423
Cost of services	21,556	24,418	43,481	48,463
Cost of maintenance	10,481	11,857	21,879	24,318
Marketing and sales	71,513	71,431	146,275	146,321
Research and development	91,880	90,653	181,310	185,345
General and administrative	17,058	34,240	39,892	72,579
Amortization of acquired intangibles	2,551	2,828	5,242	5,968
Restructuring and other charges (credits)	(317)	18,528	(1,391)	18,008

Total costs and expenses	221,845	263,707	449,103	518,425

Income (loss) from operations	5,219	(53,778)	(101)	(102,194)
Interest expense	(7,972)	(7,266)	(15,403)	(14,314)
Other income (expense), net	(3,100)	(2,533)	2,874	(8,682)

Loss before provision (benefit) for income taxes	(5,853)	(63,577)	(12,630)	(125,190)
Provision (benefit) for income taxes	(54,460)	10,780	(49,452)	12,424

Net income (loss)	$48,607	$(74,357)	$36,822	$(137,614)

Basic net income (loss) per share	$0.19	$(0.29)	$0.14	$(0.54)

Diluted net income (loss) per share	$0.18	$(0.29)	$0.14	$(0.54)

Weighted average common shares outstanding – basic	262,163	256,883	262,380	255,592

Weighted average common shares outstanding – diluted	266,423	256,883	266,539	255,592

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Cash and Cash Equivalents at Beginning of Period	$569,115	$568,255

Cash Flows from Operating Activities:
Net income (loss)	36,822	(137,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,333	50,023
Amortization of debt discount and fees	11,301	10,244
Loss on extinguishment of debt	5,321	----
Stock-based compensation	20,807	29,235
Loss from equity method investments	73	231
(Gain) loss on investments, net	(6,935)	7,991
Write-down of investment securities	1,500	4,606
Impairment of property, plant and equipment	427	3,695
Deferred income taxes	(69,266)	(5,044)
Proceeds from the sale of receivables, net	----	5,827
Provisions (recoveries) for losses (gains) on trade and installment contract receivables	(12,978)	18,361
Other non-cash items	3,340	(9,038)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(25,384)	43,134
Installment contract receivables	70,479	89,957
Inventories	(10,923)	5,847
Prepaid expenses and other	(13,778)	(125)
Other assets	3,750	6,769
Accounts payable and accrued liabilities	6,026	(66,247)
Deferred revenue	31,882	(58,364)
Other long-term liabilities	1,904	3,518

Net cash provided by operating activities	95,701	3,006

Cash Flows from Investing Activities:
Proceeds from the sale of long-term investments	10,133	----
Purchases of property, plant and equipment	(18,765)	(22,282)
Purchases of software licenses	(2,517)	(394)
Investment in venture capital partnerships and equity investments	(500)	(1,550)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(253,951)	(4,896)

Net cash used for investing activities	(265,600)	(29,122)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(1,719)	(796)
Proceeds from issuance of 2015 Notes	350,000	----
Payment of Convertible Senior Notes	(187,150)	----
Payment of 2015 Notes issuance costs	(9,800)	----
Purchase of 2015 Notes Hedges	(76,635)	----
Proceeds from termination of Convertible Senior Notes Hedges	280	----
Proceeds from sale of 2015 Warrants	37,450	----
Tax benefit from employee stock transactions	59	----
Proceeds from issuance of common stock	8,119	19,601
Stock received for payment of employee taxes on vesting of restricted stock	(4,114)	(2,439)
Purchases of treasury stock	(39,997)	----

Net cash provided by financing activities	76,493	16,366

Effect of exchange rate changes on cash and cash equivalents	(106)	(1,580)

Decrease in cash and cash equivalents	(93,512)	(11,330)

Cash and Cash Equivalents at End of Period	$475,603	$556,925

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
The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results, financial position and cash flows for the periods and dates presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.
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
Cadence adopted new disclosure requirements related to the fair value of Cadence’s financial instruments on the first day of fiscal 2010. This adoption did not have a material impact on Cadence’s consolidated financial position, results of operations or cash flows. See Note 5 for these disclosures.
Cadence has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements.
NOTE 2. CONVERTIBLE NOTES
2.625% Cash Convertible Senior Notes Due 2015
In June 2010, Cadence issued $350.0 million principal amount of its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. The 2015 Notes have a stated interest rate of 2.625%, mature on June 1, 2015 and may be settled only in cash. The indenture for the 2015 Notes does not contain any financial covenants. Contractual interest payable on the 2015 Notes began accruing in June 2010 and is payable semi-annually each December 1st and June 1st. The initial purchasers’ transaction fees and expenses totaling $10.6 million were capitalized as deferred financing costs and will be amortized over the term of the 2015 Notes using the effective interest method. An aggregate of $187.2 million of the net proceeds was used to purchase $100.0 million principal amount of Cadence’s 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $100.0 million principal amount of its 1.500%

Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. Cadence also used $40.0 million of the net proceeds to repurchase approximately 6.5 million shares of Cadence common stock.
Prior to March 1, 2015, holders may convert their 2015 Notes into cash upon the occurrence of one of the following events:
•	The price of Cadence’s common stock reaches $9.81 during certain periods of time specified in the 2015 Notes;

•	Specified corporate transactions occur; or

•	The trading price of the 2015 Notes falls below 98% of the product of (i) the last reported sale price of Cadence’s common stock and (ii) the conversion rate on that date.
From March 1, 2015 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2015 Notes into cash at any time, regardless of the foregoing circumstances. Cadence may not redeem the 2015 Notes prior to maturity.
The initial cash conversion rate for the 2015 Notes is 132.5205 shares of Cadence common stock per $1,000 principal amount of 2015 Notes, equivalent to a cash conversion price of approximately $7.55 per share of Cadence common stock, with the amount due on conversion payable in cash. Upon cash conversion, a holder will receive the sum of the daily settlement amounts, calculated on a proportionate basis for each day, during a specified observation period following the cash conversion date.
If a fundamental change occurs prior to maturity and Cadence’s stock price is greater than $6.16 per share at that time, the cash conversion rate will increase by an additional amount of up to 29.8171 shares of Cadence’s common stock per $1,000 principal amount of 2015 Notes, which amount would be paid entirely in cash to each holder that elects to convert its 2015 Notes at that time. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:
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
As of July 3, 2010, none of the conditions allowing the holders of the 2015 Notes to convert the 2015 Notes into cash had been met.
The cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and the 2015 Notes Embedded Conversion Derivative is accounted for as a derivative liability, which is included in Other long-term liabilities in Cadence’s Condensed Consolidated Balance Sheet. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 Notes. The estimated fair value of the 2015 Notes Embedded Conversion Derivative was $74.3 million as of July 3, 2010.

Concurrently with the issuance of the 2015 Notes, Cadence entered into hedge transactions, or the 2015 Notes Hedges, with various parties whereby Cadence has the option to receive the cash equivalent of approximately 46.4 million shares of Cadence’s common stock at a price of approximately $7.55 per share, subject to certain conversion rate adjustments in the 2015 Notes. These options expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets, and are included in Other assets in Cadence’s Condensed Consolidated Balance Sheet. The estimated fair value of the 2015 Notes Hedges was $74.3 million as of July 3, 2010.
The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in Cadence’s Condensed Consolidated Statements of Operations. As the fair values of the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are similar, there was no impact to Cadence’s Condensed Consolidated Statements of Operations relating to these adjustments to fair value during the three months ended July 3, 2010.
In separate transactions, Cadence also sold warrants, or the 2015 Warrants, to various parties for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. Cadence received $37.5 million in cash proceeds from the sale of the 2015 Warrants, which has been recorded as an increase in Stockholders’ equity. Changes in the fair value of these warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The warrants are included in diluted earnings per share to the extent the impact is dilutive.
The principal amount, unamortized debt discount and net carrying amount of the liability component of the 2015 Notes as of July 3, 2010 was as follows:

As of
July 3,
2010
(In thousands)

Principal amount of 2015 Notes	$350,000
Unamortized debt discount of 2015 Notes	(76,043)

Net Liability of 2015 Notes	$273,957

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the 2015 Notes for the three and six months ended July 3, 2010 and July 4, 2009 were as follows:

	Three and
	Six Months Ended
	July 3,	July 4,
	2010	2009
	(In thousands, except
	percentages)

Effective interest rate	8.1%		N/A
Contractual interest expense	$427	$	----
Amortization of debt discount	$592	$	----
Capitalized interest associated with the amortization of debt discount	$(6)	$	----

As of July 3, 2010, the if-converted value of the 2015 Notes does not exceed the principal amount of the 2015 Notes and the total fair value of the 2015 Notes was $340.8 million.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
In December 2006, Cadence issued $250.0 million principal amount of its 2011 Notes and $250.0 million principal amount of its 2013 Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th. In June 2010, Cadence repurchased $100.0 million principal amount of its 2011 Notes and $100.0 million principal amount of its 2013 Notes, resulting in a remaining principal balance of $150.0 million for the 2011 Notes and $150.0 million for the 2013 Notes.
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

If a fundamental change occurs prior to maturity and Cadence’s stock price is greater than $18.00 per share at that time, the conversion rate will increase by an additional amount of up to $8.27 per share, which amount would be paid entirely in cash to each holder that elects to convert its Convertible Senior Notes at that time. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change will have occurred if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:
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
As of July 3, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
In connection with the issuance of the 2015 Notes, an aggregate of $187.2 million of the net proceeds were used to purchase in the open market $100.0 million principal amount of the 2011 Notes and $100.0 million principal amount of the 2013 Notes. At settlement, the fair value of the liability component immediately prior to its extinguishment is measured first and the difference between the fair value of the aggregate consideration remitted to its holders and the fair value of the liability component immediately prior to its extinguishment is attributed to the reacquisition of the equity component. The components of the repurchase and related loss on early extinguishment of debt are as follows:

	2011 Notes	2013 Notes	Total
	(In thousands)

Principal amount repurchased	$100,000	$100,000	$200,000

Amount allocated to:
Extinguishment of liability component	$95,865	$85,751	$181,616
Extinguishment of equity component	2,285	3,249	5,534

Total cash paid for repurchase	$98,150	$89,000	$187,150

Principal amount repurchased	$100,000	$100,000	$200,000
Unamortized debt discount	(6,958)	(15,036)	(21,994)
Extinguishment of liability component	(95,865)	(85,751)	(181,616)
Related debt issuance costs	(676)	(1,035)	(1,711)

Loss on early extinguishment of debt	$(3,499)	$(1,822)	$(5,321)

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties whereby Cadence had the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. The aggregate cost of the Convertible Senior Notes Hedges was $119.8 million and has been recorded as a reduction to Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010, Cadence also sold a portion of the Convertible Senior Notes Hedges representing options to purchase approximately 9.5 million shares of Cadence’s common stock and received proceeds of $0.4 million. The estimated fair value of the remaining Convertible Senior Notes Hedges was $1.1 million as of July 3, 2010. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. Subsequent changes in the fair value of the Convertible Senior Notes Hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.
In separate transactions, Cadence also sold warrants, or the Convertible Senior Note Warrants, to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. Cadence received $39.4 million in cash proceeds from the sale of the Convertible Senior Note Warrants, which has been recorded as an increase in Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010, Cadence also purchased a portion of the Convertible Senior Note Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.5 million shares at a cost of $0.1 million. The Convertible Senior Note Warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Changes in the fair value of the Convertible Senior Note Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The remaining warrants are included in diluted earnings per share to the extent the impact is dilutive.
The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized debt discount and net carrying amount of the liability component of the Convertible Senior Notes as of July 3, 2010 and January 2, 2010 were as follows:

	As of
	July 3,	January 2,
	2010	2010
	(In thousands)

Equity component of Convertible Senior Notes	$111,459	$116,993

Principal amount of Convertible Senior Notes	$300,000	$500,000
Unamortized debt discount of Convertible Senior Notes	(32,371)	(64,166)

Liability component of Convertible Senior Notes	$267,629	$435,834

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the Convertible Senior Notes for the three and six months ended July 3, 2010 and July 4, 2009 were as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%	6.3%	6.3%
Contractual interest expense	$1,649	$1,791	$3,440	$3,582
Amortization of debt discount	$4,706	$4,814	$9,801	$9,601
Capitalized interest associated with the amortization of debt discount	$(47)	$(50)	$(97)	$(210)
As of July 3, 2010, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes, including the equity component, was $281.5 million.

NOTE 3. ACQUISITIONS
For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.
Denali Software, Inc.
In June 2010, Cadence acquired Denali Software, Inc., or Denali. Denali was a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its solution portfolio to provide system component modeling and IP integration. The aggregate initial purchase price was $296.8 million, which was paid in cash. An additional $12.6 million of payments have been deferred and will be paid in cash if certain Denali shareholders remain employees of Cadence during the periods specified in the respective agreements. These amounts will be expensed in Cadence’s Condensed Consolidated Statements of Operations over the stated retention periods. The $152.2 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. This acquisition does not include any contingent consideration that is subject to performance metrics, milestone achievement or other similar criteria.
The following table summarizes the allocation of the purchase price for Denali and the estimated amortization period for the acquired intangibles:

(In thousands)

Current assets	$59,398
Property, plant and equipment	347
Other assets	283
Acquired intangibles:
Existing technology (six to nine-year weighted-average useful lives)	65,700
Agreements and relationships (three to twelve-year weighted-average useful lives)	98,800
Tradenames / trademarks / patents (ten-year weighted-average useful life)	4,300
Goodwill	152,172

Total assets acquired	381,000

Current liabilities	(17,042)
Long-term deferred tax liabilities (Note 8)	(67,153)

Net assets acquired	$296,805

Denali’s current assets, property, plant and equipment and other assets were reviewed and adjusted to their fair value on the date of acquisition, as necessary. Among the current assets acquired, $46.7 million was cash and cash equivalents and $11.1 million was trade receivables.
The fair values of Denali’s intangible assets were determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the expected future cash flows, the timing of the expected future cash flows and the discount rates consistent with the level of risk.
Denali’s current liabilities were reviewed and adjusted to their fair value on the date of acquisition, as necessary. Included in net current liabilities is deferred revenue, which represents advance payments from customers. Cadence estimated its obligation related to the deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to supporting the obligation plus an assumed profit. The sum of the costs and assumed profit approximates the amount that Cadence would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the projected cost structure to provide the contractual deliverables. As a result, Cadence recorded deferred revenue of $11.3 million, representing Cadence’s estimate of the fair value of the contractual obligations assumed.
The financial information in the table below summarizes the combined results of operations of Cadence and Denali, on a pro forma basis, as though the companies had been combined as of the beginning of the fiscal years of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 3, 2010 or January 4, 2009 or of results that may occur in the future.

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands)

Total revenue	$231,792	$216,271	$460,897	$427,134

Net income (loss)	$36,756	$(84,495)	$11,508	$(159,784)

Because the increase in deferred tax liabilities from the intangible assets acquired with Denali provided a source of taxable income, Cadence released a corresponding amount of its deferred tax asset valuation allowance. The $66.7 million release of the valuation allowance was recognized as a Benefit for income taxes for the three and six months ended July 3, 2010. The pro forma net income (loss) presented above does not include this non-recurring Benefit for income taxes. The pro forma tax effects were calculated considering Cadence’s valuation allowance position on its United States losses and tax credits. See Note 8 for additional details of Cadence’s income taxes.

Other Acquisition
During the six months ended July 3, 2010, Cadence acquired another company and recorded $3.9 million of Goodwill and $2.2 million of intangible assets. The $3.9 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. Of the $2.2 million of intangible assets, $0.5 million was allocated to in-process research and development and is classified as an indefinite-lived intangible asset until the project is completed or abandoned. The remaining $1.7 million of intangible assets has a weighted average life of 5 years. The fair value of the intangible assets was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the expected future cash flows, the timing of the expected future cash flows and discount rates consistent with the level of risk.
This acquisition includes contingent consideration payments based on future financial measures of the acquired technology. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. Cadence estimates the fair value of these liabilities based on Cadence’s expectations as to the projected levels of business and Cadence’s assessment of the probability of achievement. Cadence believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in General and administrative expense in Cadence’s Condensed Consolidated Statements of Operations.
The contingent consideration arrangement requires payments of up to $4.0 million if certain financial measures are met during the three-year period subsequent to the consummation of the acquisition. This contingent consideration arrangement does not require continuing employment of the selling shareholders. The initial fair value of the contingent consideration arrangement of $0.8 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts. The expected outcomes were recorded at net present value. The fair value of this contingent consideration was $0.9 million as of July 3, 2010.
Acquisition-Related Contingent Consideration
Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations,” and contingent consideration is added to Goodwill as it is paid. During the six months ended July 3, 2010, Cadence recorded $2.1 million of Goodwill in connection with acquisitions accounted for under SFAS No. 141. Cadence accounts for business combinations with acquisition dates after January 3, 2009 under the acquisition method in accordance with the Accounting Standards Codification and contingent consideration is recorded at fair value on the acquisition date as noted above.
In connection with Cadence’s acquisitions completed before July 3, 2010, Cadence may be obligated to pay up to an aggregate of $19.2 million in cash (including the up to $4.0 million in cash referred to in “Other Acquisition” above) during the next 33 months if certain defined performance goals are achieved in full, of which $11.0 million would be expensed in its Condensed Consolidated Statements of Operations.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended July 3, 2010 were as follows:

Gross Carrying
Amount
(In thousands)

Balance as of January 2, 2010	$ ----
Goodwill resulting from acquisitions during the period (Note 3)	156,103
Additions due to contingent consideration (Note 3)	2,124

Balance as of July 3, 2010	$158,227

Acquired Intangibles, net
Acquired intangibles with finite lives as of July 3, 2010 were as follows, excluding intangibles that were fully amortized as of January 2, 2010:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$91,800	$(22,958)	$68,842
Agreements and relationships	134,822	(30,582)	104,240
Distribution rights	30,100	(21,070)	9,030
Tradenames, trademarks and patents	26,183	(16,373)	9,810

Total acquired intangibles	$282,905	$(90,983)	$191,922

As of July 3, 2010, Cadence also had $0.5 million of in-process research and development intangibles that are expected to have an indefinite useful life until they are placed into service or the associated research and development efforts are abandoned.

Acquired intangibles with finite lives as of January 2, 2010 were as follows, excluding intangibles that were fully amortized as of January 3, 2009:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$64,900	$(61,332)	$3,568
Agreements and relationships	35,364	(27,905)	7,459
Distribution rights	30,100	(19,565)	10,535
Tradenames, trademarks and patents	22,984	(15,705)	7,279

Total acquired intangibles	$153,348	$(124,507)	$28,841

Amortization of acquired intangibles for the three and six months ended July 3, 2010 and July 4, 2009 was as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands)

Cost of product	$591	$947	$1,211	$3,101
Cost of maintenance	----	1,045	1,045	2,090
Amortization of acquired intangibles	2,551	2,828	5,242	5,968

Total amortization of acquired intangibles	$3,142	$4,820	$7,498	$11,159

Amortization of costs from existing technology is included in Cost of product. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.
Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)

2010 — remaining period	$13,462
2011	25,424
2012	23,391
2013	19,949
2014	17,206
Thereafter	92,490

Total estimated amortization expense	$191,922

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 3, 2010:

	Fair Value Measurements as of July 3, 2010:
	Total	Level 1	Level 2		Level 3
	(In thousands)

Assets
Cash equivalents — Money market funds	$363,740	$363,740	$	----	$	----
Available-for-sale securities	2,655	2,655		----		----
Trading securities held in Non-Qualified Deferred Compensation Plan (NQDC)	27,751	27,751		----		----
2015 Notes Hedges	74,282	----		74,282		----
Foreign currency exchange contracts	132	----		132		----
Time deposits	204	204		----		----

Total Assets	$468,764	$394,350		$74,414	$	----

	Total	Level 1		Level 2		Level 3
	(In thousands)

Liabilities
Acquisition-related contingent consideration	$897	$	----	$	----	$897
2015 Notes Embedded Conversion Derivative	74,282		----		74,282	----

Total Liabilities	$75,179	$	----		$74,282	$897

The 2015 Notes Hedges, foreign currency forward exchange contracts and the 2015 Notes Embedded Conversion Derivative are classified as Level 2 because these assets and liabilities are not actively traded and are valued using standard pricing methodologies that use observable market data for all inputs.
The fair value of these financial assets and liabilities was determined using the following levels of inputs as of January 2, 2010:

	Fair Value Measurements as of January 2, 2010:
	Total	Level 1	Level 2		Level 3
	(In thousands)

Assets
Cash equivalents — Money market funds	$446,335	$446,335	$	----	$	----
Available-for-sale securities	1,951	1,951		----		----
Time deposits	233	233		----		----
Trading securities held in NQDC	31,403	31,403		----		----

Total Assets	$479,922	$479,922	$	----	$	----

	Total	Level 1		Level 2	Level 3
	(In thousands)

Liabilities
Foreign currency exchange contracts	$478	$	----	$478	$	----

Total Liabilities	$478	$	----	$478	$	----

Cadence acquired intangible assets of $171.0 million in connection with business combinations during the six months ended July 3, 2010. The fair value of these intangible assets was estimated using Level 3 inputs. See Note 3 for additional details of these business combinations and the key inputs used in the valuations.
Cadence recorded the initial fair value of contingent consideration liabilities in connection with a business combination during the six months ended July 3, 2010. This liability will be measured at fair value at the end of each reporting period. See Note 3 for additional details of this business combination and the key inputs used in the valuation.

Cadence vacated certain facilities in connection with a restructuring plan and recorded lease losses of $0.5 million during the six months ended July 3, 2010, which are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Statement of Operations. The fair value of these lease losses was estimated using Level 2 inputs. See Note 6 for additional details on Cadence’s lease loss estimates.
NOTE 6. RESTRUCTURING AND OTHER CHARGES
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
As of July 3, 2010, Cadence’s total amount accrued for the Restructuring Plans was $8.2 million, consisting of $5.6 million of estimated lease losses and $2.6 million of severance and severance-related benefits. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $9.7 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities. Of the $8.2 million accrued as of July 3, 2010, $3.6 million was included in Accounts payable and accrued liabilities and $4.6 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheet.
Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans.
2009 Restructuring Plan
Cadence has recorded total costs associated with the 2009 Restructuring Plan of $33.8 million. These costs include severance payments, severance-related benefits and costs for outplacement services that were communicated to the affected employees before January 2, 2010, and estimated severance payments and related benefits that were both probable and estimable as of January 2, 2010 for employees notified after January 2, 2010.
Cadence recorded a net credit of $0.3 million during the three months ended July 3, 2010, and a net credit of $1.9 million during the six months ended July 3, 2010, due to severance and related benefits costs that were less than previously estimated. Cadence also recorded charges of $0.5 million related to facilities that Cadence vacated during the six months ended July 3, 2010 and $0.1 million for assets related to these vacated facilities.
Total severance and termination benefits of approximately $30.1 million were paid to employees before July 3, 2010. Approximately $2.5 million of severance and termination benefits will be paid after July 3, 2010, all of which is included in Accounts payable and accrued liabilities in Cadence’s Condensed Consolidated Balance Sheet as of July 3, 2010. Due to varying regulations in the jurisdictions and countries in which Cadence operates, Cadence expects substantially all termination benefits to be paid by April 3, 2011.

The following table presents activity associated with the 2009 Restructuring Plan for the three months ended July 3, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, April 3, 2010	$4,255	$455	$	----	$4,710
Restructuring and other charges (credits), net	(274)	----		----	(274)
Non-cash charges	----	4		----	4
Cash payments	(1,251)	(65)		----	(1,316)
Effect of foreign currency translation	(222)	----		----	(222)

Balance, July 3, 2010	$2,508	$394	$	----	$2,902

The following table presents activity associated with the 2009 Restructuring Plan for the six months ended July 3, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, January 2, 2010	$18,638	$ ----	$	----	$18,638
Restructuring and other charges (credits), net	(1,853)	455		82	(1,316)
Non-cash charges (credits)	----	4		(82)	(78)
Cash payments	(13,758)	(65)		----	(13,823)
Effect of foreign currency translation	(519)	----		----	(519)

Balance, July 3, 2010	$2,508	$394	$	----	$2,902

2008 Restructuring Plan
The following table presents activity associated with the 2008 Restructuring Plan for the three months ended July 3, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, April 3, 2010	$254	$1,601	$5	$1,860
Restructuring and other charges (credits), net	(34)	(26)	----	(60)
Non-cash charges	----	26	----	26
Cash payments	(151)	(166)	----	(317)
Effect of foreign currency translation	(12)	(5)	----	(17)

Balance, July 3, 2010	$57	$1,430	$5	$1,492

The following table presents activity associated with the 2008 Restructuring Plan for the six months ended July 3, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, January 2, 2010	$287	$1,874	$5	$2,166
Restructuring and other charges (credits), net	(41)	(26)	(25)	(92)
Non-cash charges	----	39	25	64
Cash payments	(165)	(358)	----	(523)
Effect of foreign currency translation	(24)	(99)	----	(123)

Balance, July 3, 2010	$57	$1,430	$5	$1,492

Other Restructuring Plans
The following table presents activity associated with the Other Restructuring Plans for the three months ended July 3, 2010:

Excess
Facilities
(In thousands)

Balance, April 3, 2010	$4,125
Restructuring and other charges (credits), net	17
Non-cash charges	60
Cash payments	(275)
Effect of foreign currency translation	(133)

Balance, July 3, 2010	$3,794

The following table presents activity associated with the Other Restructuring Plans for the six months ended July 3, 2010:

Excess
Facilities
(In thousands)

Balance, January 2, 2010	$4,648
Restructuring and other charges (credits), net	17
Non-cash charges	116
Cash payments	(586)
Effect of foreign currency translation	(401)

Balance, July 3, 2010	$3,794

NOTE 7. ALLOWANCE FOR DOUBTFUL ACCOUNTS
Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection is not probable. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Receivables and Installment contract receivables are presented net of allowance for doubtful accounts of $11.2 million as of July 3, 2010 and $23.7 million as of January 2, 2010.
Cadence’s customers are primarily concentrated within the semiconductor sector, which was adversely affected by the 2008 and 2009 economic downturn. As of July 3, 2010, approximately one-third of Cadence’s total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net. As of January 2, 2010, approximately half of Cadence’s total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net.

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
NOTE 8. INCOME TAXES
Because the increase in deferred tax liabilities from the intangible assets acquired with Denali provided a source of taxable income, Cadence released a corresponding amount of its deferred tax asset valuation allowance. The $66.7 million release of the valuation allowance was recognized as a Benefit for income taxes for the three and six months ended July 3, 2010. As a result, Cadence recognized a Benefit for income taxes of $54.5 million during the three months and $49.5 million during the six months ended July 3, 2010.
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
In March 2010, in a case between Xilinx, Inc. and the IRS, the U.S. Court of Appeals for the Ninth Circuit, or the Ninth Circuit, issued a decision affirming a U.S. Tax Court ruling that stock option compensation does not need to be included in the costs shared under a cost sharing arrangement. While Cadence was not a named party to the case, the Ninth Circuit’s decision impacts Cadence’s tax position for certain years prior to fiscal 2004. As a result of this decision by the Ninth Circuit, Cadence decreased its liability for unrecognized tax benefits and increased Common stock and capital in excess of par value by approximately $4.2 million during the six months ended July 3, 2010.
During the three months ended July 3, 2010, Cadence’s Benefit for income taxes included an increase in unrecognized tax benefits, penalties and interest of $7.4 million and current year interest expense related to unrecognized tax benefits of $2.9 million. Cadence’s Benefit for income taxes for the six months ended July 3, 2010 included an increase in unrecognized tax benefits, penalties and interest of $5.5 million and current year interest expense related to unrecognized tax benefits of $6.0 million.
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
Cadence believes that it is reasonably possible that the total amount of unrecognized tax benefits related to the IRS examination of its federal income tax returns for the tax years 2003 through 2005 could decrease during fiscal 2010 if Cadence is able to effectively settle the disputed issues with the Appeals Office. Cadence cannot currently provide an estimate of the range of possible outcomes.
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
The calculation of Cadence’s Provision (benefit) for income taxes requires significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of the provision (benefit) for income taxes, Cadence regularly assesses the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, Cadence cannot be certain that such amount will not be materially different from the amount that is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material impact on its results of operations, financial position or cash flows in the applicable period or periods.
NOTE 9. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding, less unvested restricted stock awards, during the period. None of Cadence’s outstanding grants of restricted stock contain nonforfeitable dividend rights. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding for the diluted net loss per share calculation.
The calculation for basic and diluted net income (loss) per share for the three and six months ended July 3, 2010 and July 4, 2009 were as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income (loss)	$48,607	$(74,357)	$36,822	$(137,614)

Weighted average common shares used to calculate basic net income (loss) per share	262,163	256,883	262,380	255,592
2023 Notes	11	----	11	----
Options	1,482	----	1,275	----
Restricted stock	2,522	----	2,658	----
Employee stock purchase plan (ESPP)	245	----	215	----

Weighted average common shares used to calculate diluted net income (loss) per share	266,423	256,883	266,539	255,592

Basic net income (loss) per share	$0.19	$(0.29)	$0.14	$(0.54)

Diluted net income (loss) per share	$0.18	$(0.29)	$0.14	$(0.54)

The following table presents the potential shares of Cadence’s common stock outstanding for the three and six months ended July 3, 2010 and July 4, 2009 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2020)	22,209	38,606	23,441	38,606
Non-vested shares of restricted stock	2,156	10,540	3,460	10,540
Employee stock purchase plan (ESPP)	----	2,289	----	2,289
2023 Notes	----	11	----	11
Convertible Senior Note Warrants (various expiration dates through 2014)	14,184	23,640	14,184	23,640
2015 Warrants (various expiration dates through 2015)	46,382	----	46,382	----

Total potential common shares excluded	84,931	75,086	87,467	75,086

NOTE 10. ACCUMULATED DEFICIT
The changes in accumulated deficit for the three and six months ended July 3, 2010 were as follows:

Three Months
Ended
(In thousands)

Balance as of April 3, 2010	$(1,224,619)
Net income	48,607
Re-issuance of treasury stock	(39,379)

Balance as of July 3, 2010	$(1,215,391)

Six Months
Ended
(In thousands)

Balance as of January 2, 2010	$(1,177,983)
Net income	36,822
Re-issuance of treasury stock	(74,230)

Balance as of July 3, 2010	$(1,215,391)

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

NOTE 11. STOCK REPURCHASE PROGRAMS
Cadence’s Board of Directors has authorized the following programs to repurchase shares of Cadence’s common stock in the open market, which remained in effect on July 3, 2010:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)

February 2008	$500,000	$314,389
August 2008	$500,000	500,000

Total remaining authorization		$814,389

The shares repurchased under Cadence’s stock repurchase programs and the total cost of repurchased shares during the three and six months ended July 3, 2010 and July 4, 2009 were as follows:

	Three and Six
	Months Ended
	July 3,	July 4,
	2010	2009
	(In thousands)

Shares repurchased	6,493	----
Total cost of repurchased shares	$39,997	$ ----
NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income (loss) for the three and six months ended July 3, 2010 and July 4, 2009 was as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$48,607	$(74,357)	$36,822	$(137,614)
Foreign currency translation gain (loss), net of related tax effects	(5,117)	3,970	(3,913)	(1,369)
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	(314)	1,825	704	1,626
Other	42	236	98	(36)

Comprehensive income (loss)	$43,218	$(68,326)	$33,711	$(137,393)

NOTE 13. CONTINGENCIES
Legal Proceedings
From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise its estimates.
During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent quarters. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards, and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate a mediation scheduled in late August 2010. If the mediation is unsuccessful and the litigation is not resolved through a negotiated settlement, Cadence plans to continue to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.
During fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court, or Superior Court. The first was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above, and the claims also include allegations that the individual defendants approved compensation based on inflated financial results. The plaintiffs request unspecified damages, restitution, equitable relief and their reasonable attorneys’ fees, experts’ fees, costs and expenses on behalf of Cadence against the individual defendants. A motion to consolidate these complaints was granted on January 20, 2009, and the cases were captioned “In re Cadence Design Systems, Inc. Derivative Litigation.” The consolidated cases were then stayed by agreement of the parties. The plaintiffs filed a consolidated amended derivative complaint on June 1, 2010. The consolidated amended derivative complaint names as defendants Cadence (as a nominal defendant), James S. Miller, R.L. Smith McKeithen, John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger S. Siboni, George Scalise, Michael J. Fister, John A.C. Swainson, Kevin S. Palatnik, William Porter, and Kevin Bushby. The consolidated amended derivative complaint alleges purported causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment (which is asserted against certain defendants). Many of the factual allegations of the consolidated amended derivative complaint are similar to those alleged in the First Amended Complaint in the securities class action case described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched. The consolidated derivative complaint seeks unspecified monetary damages and equitable relief, disgorgement of profits and compensation, and costs and attorneys’ fees.
On April 28, 2010, a derivative complaint was filed in the District Court, captioned Walter Hamilton, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. Michael J. Fister, William Porter, James S. Miller, Jr., Kevin Bushby, R.L. Smith McKeithen, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, John B. Shoven, Donald L. Lucas, George M. Scalise, Roger S. Siboni, John A.C. Swainson, and KPMG LLP. This complaint purports to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former officers and directors for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, against the former executive defendants for unjust enrichment, and against Cadence’s independent auditors for professional negligence and breach of contract. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched, as well as allegations that Cadence’s independent auditors performed allegedly inadequate audits. On June 28, 2010, the plaintiff dismissed Cadence’s independent auditors from the case, without prejudice.
The parties to the derivative cases pending in the Superior Court and the District Court agreed to participate in the mediation at the end of August, 2010 and to stay these derivative cases. If these derivative cases do not end in negotiated resolutions, Cadence will respond to the two derivative complaints appropriately.
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
NOTE 14. STATEMENT OF CASH FLOWS
The supplemental cash flow information for the six months ended July 3, 2010 and July 4, 2009 is as follows:

			Six Months Ended
			July 3,	July 4,
			2010	2009
			(In thousands)

Cash Paid During the Period for:
Interest			$3,594	$3,594

Income taxes, including foreign withholding tax			$7,052	$5,989

NOTE 15. OTHER INCOME (EXPENSE), NET Cadence’s Other income (expense), net, for the three and six months ended July 3, 2010 and July 4, 2009 was as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands)

Interest income	$302	$750	$550	$1,779
Gains on sale of non-marketable securities	242	----	4,756	----
Gains (losses) on trading securities in the non-qualified deferred compensation trust	1,102	(1,623)	2,179	(7,991)
Gains (losses) on foreign exchange	1,998	(901)	2,190	2,423
Equity losses from investments	(46)	(85)	(73)	(231)
Write-down of investments	(1,500)	(613)	(1,500)	(4,606)
Loss on early extinguishment of debt (Note 2)	(5,321)	----	(5,321)	----
Other income (expense)	123	(61)	93	(56)

Total other income (expense), net	$(3,100)	$(2,533)	$2,874	$(8,682)

During the six months ended July 3, 2010, Cadence recorded gains totaling $4.8 million for five cost method investments that were liquidated.
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
Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired and Cadence wrote down the investments by $1.5 million during the three and six months ended July 3, 2010 and $0.6 million during the three months ended July 4, 2009 and $4.6 million during the six months ended July 4, 2009.
NOTE 16. SEGMENT REPORTING
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
The following table presents a summary of revenue by geography:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In thousands)

Americas:
United States	$94,648	$93,935	$177,297	$175,950
Other Americas	8,352	5,420	13,495	9,971

Total Americas	103,000	99,355	190,792	185,921

Europe, Middle East and Africa:
Germany	22,706	10,711	36,882	23,195
Other Europe, Middle East and Africa	30,240	33,842	65,278	70,044

Total Europe, Middle East and Africa	52,946	44,553	102,160	93,239

Japan	31,822	36,149	82,875	75,377
Asia	39,296	29,872	73,175	61,694

Total	$227,064	$209,929	$449,002	$416,231

As of July 3, 2010, no single customer accounted for 10% or more of Cadence’s Receivables, net and Installment contract receivables, net. As of January 2, 2010, one customer accounted for 15% of Cadence’s Receivables, net and Installment contract receivables, net.

The following table presents a summary of long-lived assets by geography:

	As of
	July 3,	January 2,
	2010	2010
	(In thousands)

Americas:
United States	$267,634	$282,002
Other Americas	13	25

Total Americas	267,647	282,027

Europe, Middle East and Africa:
Germany	767	1,060
Other Europe, Middle East and Africa	5,215	5,216

Total Europe, Middle East and Africa	5,982	6,276

Japan	3,953	5,130
Asia	17,491	18,069

Total	$295,073	$311,502

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
Our critical accounting estimates for valuation of intangible assets, valuation of goodwill and financial instruments and fair value are described below. These assumptions, judgments and estimates became critical accounting estimates during the six months ended July 3, 2010.
Valuation of Intangible assets
When we acquire businesses, we allocate the purchase price to acquired tangible assets and liabilities and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair values of these acquired assets and assumed liabilities, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.
We review for impairment long-lived assets, including certain identifiable intangibles, whenever events or changes in circumstances indicate that we will not be able to recover an asset’s carrying amount. In addition, we assess our long-lived assets for impairment if they are abandoned.
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
Valuation of Goodwill
Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually. We have evaluated goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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
Financial Instruments and Fair Value
Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:
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
This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. We recognize transfers between levels of this hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. Changes in fair value are recognized in earnings each period for financial instruments that are carried at fair value.
The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

In June 2010, we entered into hedge transactions, or the 2015 Notes Hedges, and recorded an embedded conversion derivative, or the 2015 Notes Embedded Conversion Derivative, concurrent with the issuance of the 2015 Notes. The fair values of these derivatives are determined using an option pricing model based on observable inputs, such as implied volatility of our common stock, risk-free interest rate and other factors, and as such are classified within Level 2 of the fair value hierarchy. See Note 2 to our Condensed Consolidated Financial Statements for additional details of these transactions.
Certain instruments are classified within Level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. For those instruments that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, our best estimate is used.
Results of Operations
Financial results for the three and six months ended July 3, 2010, as compared to the three and six months ended July 4, 2009, reflect the following:
•	Increased revenue recognized because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix, which began in the third quarter of fiscal 2008;

•	A decrease in our bad debt expense due to the prior year period increase in our allowance for doubtful accounts as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of a portion of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts;

•	Decreased costs throughout the company as a result of our restructuring plans and other expense reductions;

•	The acquisition of Denali Software, Inc., or Denali, including an increase in deferred tax liabilities from the intangible assets acquired with Denali and the resulting benefit for income taxes because of the release of valuation allowance against our deferred tax assets; and

•	The issuance of $350.0 million principal amount of our 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, and the repurchase of $100.0 million principal amount of our 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $100.0 million principal amount of our 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes.
Acquisition of Denali
In June 2010, we acquired Denali, a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification, for $296.8 million in cash. An additional $12.6 million of payments have been deferred and will be paid in cash if certain Denali shareholders remain employees of Cadence during the periods specified in the respective agreements. These amounts will be expensed in our Condensed Consolidated Statements of Operations over the stated retention periods. Denali’s product portfolio includes memory models, design IP and verification IP. We acquired Denali to expand our solution portfolio to provide system component modeling and IP integration. We expect that the acquisition of Denali will increase our costs more than our expected increase in revenue during the remainder of 2010.

Revenue
We primarily generate revenue from licensing our EDA software, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing engineering services. We principally use three license types: subscription, term and perpetual. The different license types provide a customer with different conditions of use for our products, such as:
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
We seek to achieve a mix of orders with approximately 90% of the total value of all executed orders consisting of orders for which the revenue is recurring, or ratable in nature, with the balance of the orders made up of orders for which the product revenue is recognized up-front. During the three and six months ended July 3, 2010 and the three and six months ended July 4, 2009, approximately 90% of the total value of our executed orders was comprised of ratable revenue orders.
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

Revenue Mix
We analyze our software and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies in “platforms,” as described in the various product groups below.
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
Revenue by Period
The following table shows our revenue for the three and six months ended July 3, 2010 and July 4, 2009 and the change in revenue between periods:

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	Change	2010	2009	Change
	(In millions)

Product	$117.1	$101.8	$15.3	$219.8	$189.4	$30.4
Services	25.3	27.8	(2.5)	51.2	57.0	(5.8)
Maintenance	84.7	80.3	4.4	178.0	169.8	8.2

Total revenue	$227.1	$209.9	$17.2	$449.0	$416.2	$32.8

Product revenue increased during the three and six months ended July 3, 2010, as compared to the three and six months ended July 4, 2009, primarily because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix. Services revenue decreased during the three and six months ended July 3, 2010, as compared to the three and six months ended July 4, 2009, primarily because of lower business levels in the services business.

Revenue by Product Group
The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	July 3,	April 3,	January 2,	October 3,	July 4,
	2010	2010	2010	2009	2009

Functional Verification	26%	22%	22%	21%	23%
Digital IC Design	21%	21%	22%	19%	24%
Custom IC Design	26%	27%	28%	28%	25%
System Interconnect	10%	9%	11%	11%	10%
Design for Manufacturing	6%	9%	7%	9%	5%
Services and other	11%	12%	10%	12%	13%

Total	100%	100%	100%	100%	100%

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
Revenue by Geography

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	Change	2010	2009	Change
	(In millions)

United States	$94.7	$93.9	$0.8	$177.3	$175.9	$1.4
Other Americas	8.4	5.4	3.0	13.5	10.0	3.5
Europe, Middle East and Africa	52.9	44.6	8.3	102.1	93.2	8.9
Japan	31.8	36.1	(4.3)	82.9	75.4	7.5
Asia	39.3	29.9	9.4	73.2	61.7	11.5

Total revenue	$227.1	$209.9	$17.2	$449.0	$416.2	$32.8

The increase in revenue in Asia is primarily due to the economic growth in the Asia region, resulting in increased business levels and cash collections.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

United States	42%	45%	40%	42%
Other Americas	4%	3%	3%	3%
Europe, Middle East and Africa	23%	21%	23%	22%
Japan	14%	17%	18%	18%
Asia	17%	14%	16%	15%

Total	100%	100%	100%	100%

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
Stock-based Compensation Expense Summary
Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In millions)

Cost of product	$ ----	$ ----	$0.1	$0.1
Cost of services	0.5	1.1	1.0	1.8
Cost of maintenance	0.3	0.7	0.7	1.1
Marketing and sales	2.4	3.7	4.6	6.4
Research and development	4.5	8.0	8.9	14.4
General and administrative	2.7	3.0	5.5	5.4

Total	$10.4	$16.5	$20.8	$29.2

Stock-based compensation expense decreased by $6.1 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, and $8.4 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:
•	The decrease in the maximum purchase limits under our Employee Stock Purchase Plan, or ESPP, and a lower grant date fair value of purchase rights granted;

•	A decrease in the number of equity awards, including restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock options;

•	A decrease in stock bonuses; and

•	A decrease in expense for restricted stock and stock options primarily due to lower grant date fair values because of a lower grant date stock price.
Cost of Revenue

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	Change	2010	2009	Change
	(In millions)

Product	$7.1	$9.8	$(2.7)	$12.4	$17.4	$(5.0)
Services	$21.6	$24.4	$(2.8)	$43.5	$48.5	$(5.0)
Maintenance	$10.5	$11.9	$(1.4)	$21.9	$24.3	$(2.4)

The following table shows cost of revenue as a percentage of related revenue for the three and six months ended July 3, 2010 and July 4, 2009:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Product	6%	10%	6%	9%
Services	85%	88%	85%	85%
Maintenance	12%	15%	12%	14%
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
A summary of Cost of product is as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In millions)

Product related costs	$6.5	$8.9	$11.2	$14.3
Amortization of acquired intangibles	0.6	0.9	1.2	3.1

Total Cost of product	$7.1	$9.8	$12.4	$17.4

Product related costs decreased during the three and six months ended July 3, 2010, as compared to the three and six months ended July 4, 2009, primarily due to a decrease in hardware revenue. Amortization of acquired intangibles decreased during the three and six months ended July 3, 2010, as compared to the three and six months ended July 4, 2009 because certain acquired intangible assets became fully amortized.
Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period. We expect the Amortization of acquired intangibles component of Cost of product to increase by $1.2 million in future periods due to our acquisition of intangibles from Denali in June 2010.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $2.8 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, and $5.0 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Professional services	$(1.3)	$(1.4)
Salary, benefits and other employee-related costs	(0.5)	(1.7)
Other individually insignificant items	(1.0)	(1.9)

	$(2.8)	$(5.0)

Cost of Maintenance
Cost of maintenance includes the cost of customer services, such as telephonic and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. There were no material fluctuations in these components of Cost of maintenance during the three and six months ended July 3, 2010, as compared to the three and six months ended July 4, 2009.
Operating Expenses

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	Change	2010	2009	Change
	(In millions)

Marketing and sales	$71.5	$71.4	$0.1	$146.3	$146.3	$	----
Research and development	91.9	90.7	1.2	181.3	185.3		(4.0)
General and administrative	17.1	34.2	(17.1)	39.9	72.6		(32.7)

Total operating expenses	$180.5	$196.3	$(15.8)	$367.5	$404.2		$(36.7)

The decrease in our operating expenses for the three and six months ended July 3, 2010, as compared to the three and six months ended July 4, 2009, is primarily due to the decrease in bad debt expense. Bad debt expense decreased by $20.6 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, due to the prior year period increase in our allowance for doubtful accounts of $10.4 million as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of $10.2 million of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts.
Bad debt expense decreased by $33.4 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the prior year period increase in our allowance for doubtful accounts of $20.7 million as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of $12.7 million of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts.

The following table shows operating expenses as a percentage of total revenue for the three and six months ended July 3, 2010 and July 4, 2009:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Marketing and sales	31%	34%	33%	35%
Research and development	40%	43%	40%	45%
General and administrative	8%	16%	9%	17%
Marketing and Sales
Marketing and sales expense increased by $0.1 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, but was substantially the same during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Depreciation	$(1.9)	$(3.7)
Stock-based compensation	(1.3)	(1.8)
Facilities and other infrastructure costs	0.1	(1.3)
Professional services	1.0	1.1
Other discretionary spending	1.0	2.1
Salary, commissions, benefits and other employee-related costs	1.3	3.5
Other individually insignificant items	(0.1)	0.1

	$0.1	$ ----

Research and Development
Research and development expense increased by $1.2 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, and decreased by $4.0 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Salary, benefits and other employee-related costs	$5.1	$5.0
Facilities and other infrastructure costs	1.1	(0.9)
Professional services	(0.4)	(0.9)
Computer equipment lease costs and maintenance costs associated with third-party software	(1.2)	(1.7)
Stock-based compensation	(3.5)	(5.5)
Other individually insignificant items	0.1	----

	$1.2	$(4.0)

We expect Research and development expense to increase in future periods due to our acquisition of Denali in June 2010.

General and Administrative
General and administrative expense decreased by $17.1 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, and $32.7 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)

Bad debt expense	$(20.6)	$(33.4)
Facilities and other infrastructure costs	(0.6)	(1.9)
Impairment of property, plant, and equipment	----	(3.5)
Professional services	2.1	0.9
Salary, benefits and other employee-related costs	2.5	5.3
Other individually insignificant items	(0.5)	(0.1)

	$(17.1)	$(32.7)

Bad debt expense decreased by $20.6 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, due to the prior year period increase in our allowance for doubtful accounts of $10.4 million as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of $10.2 million of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts.
Bad debt expense decreased by $33.4 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the prior year period increase in our allowance for doubtful accounts of $20.7 million as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of $12.7 million of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts.
We expect General and administrative expense to increase during the second half of fiscal 2010 because we do not expect such releases of reserves during this period.
Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
	2010	2009	Change	2010	2009	Change
	(In millions)

Amortization of acquired intangibles	$2.6	$2.8	$(0.2)	$5.2	$6.0	$(0.8)
Amortization of acquired intangibles decreased by $0.2 million during the three months ended July 3, 2010, as compared to the three months ended July 4, 2009, and $0.8 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to net effect of certain assets becoming fully amortized and certain acquired assets beginning to amortize. We expect Amortization of acquired intangibles to increase by $1.7 million in future periods due to our acquisition of intangibles from Denali in June 2010.
Restructuring and Other Charges (Credits)
We have initiated multiple restructuring plans since 2001, including the 2009 Restructuring Plan, which includes restructuring activities initiated during the second quarter of fiscal 2009, as well as restructuring activities initiated during the fourth quarter of fiscal 2009. The $0.3 million credit to Restructuring and other charges (credits) during the three months ended July 3, 2010 was primarily due to certain severance and related benefits costs that were less than previously estimated.
The $1.4 million credit to Restructuring and other charges (credits) during the six months ended July 3, 2010 was primarily due to a $1.9 million credit for severance and related benefits costs that were less than previously estimated, offset by charges of $0.5 million related to facilities that we vacated during the six months ended July 3, 2010 and $0.1 million for assets related to these vacated facilities. See Note 6 to our Condensed Consolidated Financial Statements for additional details of these restructuring plans.
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
Interest Expense
The components of Interest expense for the three and six months ended July 3, 2010 and July 4, 2009 were as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In millions)

Contractual cash interest expense:
Convertible Senior Notes	$1.7	$1.8	$3.5	$3.6
2015 Notes	0.4	----	0.4	----
Amortization of debt discount:
Convertible Senior Notes	4.7	4.8	9.8	9.6
2015 Notes	0.6	----	0.6	----
Amortization of deferred financing costs:
Convertible Senior Notes	0.4	0.4	0.8	0.8
2015 Notes	0.1	----	0.1	----
Other interest expense	0.1	0.3	0.2	0.3

Total interest expense	$8.0	$7.3	$15.4	$14.3

We expect Interest expense to be approximately $20.9 million during the remainder of fiscal 2010 due to our issuance of the 2015 Notes. See Note 2 to our Condensed Consolidated Financial Statements for additional details of the 2015 Notes.

Other Income (Expense), net
Other income (expense), net, for the three and six months ended July 3, 2010 and July 4, 2009 was as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In millions)

Interest income	$0.3	$0.8	$0.5	$1.8
Gains on sale of non-marketable securities	0.2	----	4.8	----
Gains (losses) on trading securities in the non-qualified deferred compensation trust	1.1	(1.6)	2.2	(8.0)
Gains (losses) on foreign exchange	2.0	(0.9)	2.2	2.4
Equity losses from investments	----	(0.1)	(0.1)	(0.2)
Write-down of investments	(1.5)	(0.6)	(1.5)	(4.6)
Loss on early extinguishment of debt	(5.3)	----	(5.3)	----
Other income (expense)	0.1	(0.1)	0.1	(0.1)

Total other income (expense), net	$(3.1)	$(2.5)	$2.9	$(8.7)

During the six months ended July 3, 2010, we recorded gains totaling $4.8 million for five cost method investments that were liquidated.
We determined that certain of our non-marketable securities were other-than-temporarily impaired and we wrote down such investments by $1.5 million during the three and six months ended July 3, 2010, $0.6 million during the three months ended July 4, 2009 and $4.6 million during the six months ended July 4, 2009.
We repurchased a portion of our Convertible Senior Notes and recorded a loss for the early extinguishment of debt during the three and six months ended July 3, 2010. See Note 2 to our Condensed Consolidated Financial Statements for additional details of this loss.
Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for the three and six months ended July 3, 2010 and July 4, 2009:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(In millions, except percentages)

Provision (benefit) for income taxes	$(54.5)	$10.8	$(49.5)	$12.4
Effective tax rate	930.5%	(17.0)%	391.5%	(9.9)%
Our benefit for income taxes for the three and six months ended July 3, 2010 is primarily because of the release of approximately $66.7 million of valuation allowance against our deferred tax assets due to the recognition of deferred tax liabilities related to the acquisition of intangibles with Denali, partially offset by tax expense related to increases in unrecognized tax benefits for tax positions taken during the period, taxes on certain of our foreign subsidiaries, and interest expense on our unrecognized tax benefits. Our positive effective tax rate for the three and six months ended July 3, 2010 is due to our benefit for income taxes while having Loss before provision (benefit) for income taxes for the three and six months ended July 3, 2010.

We expect to recognize a benefit for income taxes for fiscal 2010, primarily due to the release of valuation allowance against our deferred tax asset because of the recognition of deferred tax liabilities related to the acquisition of intangibles with Denali. We also expect to have a Loss before provision (benefit) for income taxes for fiscal 2010.
The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns and we have received Revenue Agent’s Reports, or RARs, indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our income taxes, including the status of the IRS examinations and unrecognized tax benefits, see Note 8 to our Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

	As of
	July 3,	January 2,
	2010	2010	Change
	(In millions)

Cash, cash equivalents and Short-term investments	$478.5	$571.3	$(92.8)
Net working capital	$321.0	$452.8	$(131.8)

	Six Months Ended
	July 3,	July 4,
	2010	2009	Change
	(In millions)

Cash provided by operating activities	$95.7	$3.0	$92.7
Cash used for investing activities	$(265.6)	$(29.1)	$(236.5)
Cash provided by financing activities	$76.5	$16.4	$60.1
Cash and Cash Equivalents and Short-term Investments
As of July 3, 2010, our principal sources of liquidity consisted of $478.5 million of Cash and cash equivalents and Short-term investments, as compared to $571.3 million as of January 2, 2010.
Our primary sources of cash in the six months ended July 3, 2010 were:
•	Customer payments under software licenses and from the sale or lease of our hardware products;

•	Customer payments for engineering services;

•	Proceeds from the issuance of our 2015 Notes;

•	Proceeds from the sale of our 2015 Warrants;

•	Proceeds from the sale of long-term investments; and

•	Cash received for common stock purchases under our employee stock purchase plan.
Our primary uses of cash in the six months ended July 3, 2010 were:
•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;

•	Payments to former shareholders of acquired businesses, net of cash acquired, including Denali;
•	Repurchases of a portion of our Convertible Senior Notes;

•	Payments made to purchase the 2015 Notes Hedges;

•	Purchases of treasury stock; and

•	Purchases of property, plant and equipment.
We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.
Net Working Capital
Net working capital decreased by $131.8 million as of July 3, 2010, as compared to January 2, 2010, due to the following:

Change
(In millions)

Decrease in Cash and cash equivalents	$(93.5)
Increase in Current portion of deferred revenue	(42.4)
Decrease in Receivables, net	(9.3)
Increase in Prepaid expenses and other	16.8
Other individually insignificant items	(3.4)

$(131.8)

Cash Flows from Operating Activities
Net cash from operating activities increased by $92.7 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:

Change
(In millions)

Net income (loss), net of non-cash related items	$59.0
Changes in operating assets and liabilities, net of effect of acquired businesses	39.5
Proceeds from the sale of receivables, net	(5.8)

$92.7

Cash flows from operating activities include Net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and as a result, may delay purchasing our products and services or delay or default on their payment obligations. As of July 3, 2010, approximately one-third of our total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net. As of January 2, 2010, approximately half of our total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.
As of July 3, 2010, we had made payments in connection with the 2009 Restructuring Plan in the amount of $30.1 million and we expect to pay an additional amount of $2.9 million, of which $2.5 million is for termination benefits. We expect substantially all termination benefits related to the 2009 Restructuring Plan to be paid by January 1, 2011.
Cash Flows from Investing Activities
Our primary investing activities consisted of:
•	Cash paid in business combinations and asset acquisitions, net of cash acquired;

•	Purchases of property, plant and equipment; and

•	Proceeds from the sale of long-term investments.
Net cash from investing activities decreased by $236.5 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:

Change
(In millions)

Cash paid in business combinations and asset acquisitions, net of cash acquired	$(249.1)
Proceeds from the sale of long-term investments	10.1
Purchases of property, plant and equipment	3.5
Other individually insignificant items	(1.0)

$(236.5)

In connection with our acquisitions completed before July 3, 2010, we may be obligated to pay up to an aggregate of $19.2 million in cash during the next 33 months if certain defined performance goals are achieved in full, of which $11.0 million would be expensed in our Condensed Consolidated Statements of Operations.
Cash Flows from Financing Activities
In June 2010, we issued $350.0 million principal amount of the 2015 Notes. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges with various parties to reduce the potential cash outlay from the conversion of the 2015 Notes and intended to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold warrants, or the 2015 Warrants, to purchase our common stock at a price of $10.78 per share to various parties. We used an aggregate of $187.2 million of the net proceeds from the issuance of the 2015 Notes to purchase in the open market $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes, and we repurchased 6.5 million shares of our common stock at a cost of $40.0 million.

Net cash from financing activities increased by $60.1 million during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009, due to the following:

Change
(In millions)

Proceeds from issuance of 2015 Notes, net of initial purchasers’ fees	$340.2
Proceeds from sale of 2015 Warrants	37.5
Proceeds from the issuance of common stock	(11.5)
Purchases of treasury stock	(40.0)
Purchase of 2015 Notes Hedges	(76.6)
Repurchase of Convertible Senior Notes	(187.2)
Other individually insignificant items	(2.3)

$60.1

The decrease in Proceeds from the issuance of common stock during the six months ended July 3, 2010 as compared to the six months ended July 4, 2009 is primarily due to decreased purchase limits under our ESPP, which became effective during fiscal 2009.
When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in the Condensed Consolidated Balance Sheets. We recorded losses on the re-issuance of treasury stock of $74.2 million during the six months ended July 3, 2010, as compared to $164.6 million during the six months ended July 4, 2009.
As of July 3, 2010, we have $814.4 million remaining under the stock repurchase programs authorized by our Board of Directors.
Other Factors Affecting Liquidity and Capital Resources
Income Taxes
We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. As of January 2, 2010, we had recognized a deferred tax liability of $34.7 million related to $67.9 million of earnings from certain of our foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which we have previously made a provision for income tax. We repatriated $62.9 million of the $67.9 million during the six months ended July 3, 2010, which resulted in cash tax payments of approximately $1.9 million.
We intend to indefinitely reinvest approximately $79.0 million of undistributed earnings of our foreign subsidiaries as of January 2, 2010, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $35.3 million as of January 2, 2010.
During the three and six months ended July 3, 2010, we released $66.7 million of valuation allowance against our deferred tax assets due to the acquisition accounting for the Denali acquired intangibles. This release of the valuation allowance does not impact Cadence’s current or future cash position.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our Income taxes and the status of the IRS examinations, see Note 8 to our Condensed Consolidated Financial Statements.
2.625% Cash Convertible Senior Notes Due 2015
In June 2010, we issued $350.0 million principal amount of the 2015 Notes. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges with various parties to reduce the potential cash outlay from the cash conversion of the 2015 Notes and intended to mitigate the negative effect such cash conversion may have on the price of our common stock. In separate transactions, we sold the 2015 Warrants to various parties. The 2015 Notes mature on June 1, 2015, and will be paid in cash at maturity. As of July 3, 2010, none of the conditions allowing the holders of the 2015 Notes to convert the 2015 Notes into cash had been met. For additional description of the 2015 Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
In December 2006, we issued $250.0 million principal amount of the 2011 Notes and $250.0 million principal amount of the 2013 Notes. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and intended to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold warrants, or the Convertible Senior Notes Warrants, to various parties. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013, and the principal amounts will be paid in cash at maturity. As of July 3, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
In connection with the issuance of the 2015 Notes, we used an aggregate of $187.2 million of the net proceeds to purchase in the open market $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes, resulting in a remaining principal balance of $150.0 million for the 2011 Notes and $150.0 million for the 2013 Notes. We also sold a portion of the Convertible Senior Notes Hedges and purchased a portion of the Convertible Senior Notes Warrants. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.
Additional Information
We entered into an employment agreement with John J. Bruggeman II, Cadence’s Senior Vice President and Chief Marketing Officer, effective August 3, 2010, or Employment Agreement. Mr. Bruggeman’s base salary, bonus participation, hiring bonus and equity grants pursuant to the Employment Agreement are consistent with the terms of Mr. Bruggeman’s offer letter, as previously described in the Definitive Proxy Statement filed with the SEC on March 26, 2010. The Employment Agreement also provides for the indemnification of Mr. Bruggeman pursuant to Cadence’s form of indemnification agreement, filed as Exhibit 10.01 to the Quarterly Report on Form 10-Q filed with the SEC on December 11, 2008.
Pursuant to the terms of the Employment Agreement, if Mr. Bruggeman’s employment is terminated by Cadence without “Cause” (as defined in the Employment Agreement) or if Mr. Bruggeman terminates his employment in connection with a “Constructive Termination,” Mr. Bruggeman will be entitled to the benefits provided for in the Executive Transition and Release Agreement attached to the Employment Agreement (the “Transition Agreement”) in exchange for his execution and delivery of the Transition Agreement.
The Transition Agreement provides for the employment of Mr. Bruggeman as a non-executive employee for up to one year after his termination with continued coverage under Cadence’s medical, dental and vision insurance plans, at Cadence’s expense, should Mr. Bruggeman elect COBRA coverage. In addition, the outstanding unvested options and incentive stock awards (other than any incentive stock awards subject to performance-based vesting criteria) held by Mr. Bruggeman on the date of his termination that would have vested over the succeeding 12 month period will immediately vest and, to the extent applicable, become exercisable. Incentive stock awards subject to performance-based vesting criteria will remain outstanding and continue to vest through the end of the applicable performance period, provided such performance period ends within 12 months following the date of termination and to the extent earned upon satisfaction of the performance-based vesting criteria. Upon the end of such performance period, such awards will immediately vest with respect to the portion thereof that would have vested over the 12 months following the date of termination and there will be no further vesting of such awards.
Provided Mr. Bruggeman does not resign from Cadence and executes and delivers a release of claims and Cadence does not terminate his employment during the term of the Transition Agreement, Mr. Bruggeman shall receive the following benefits pursuant to the Transition Agreement: (i) a monthly salary of $4,000 for a period of six months, commencing on the first pay date that is more than 30 days following the date that is six months after the commencement of the transition period, (ii) a lump-sum payment of 100% of his annual base salary (at the highest rate in effect during his employment as Senior Vice President and Chief Marketing Officer) on the 30th day following the date that is six months after the commencement of the transition period, and (iii) a lump-sum payment of 75% of his annual base salary (at the highest rate in effect during his employment as Senior Vice President and Chief Marketing Officer) on the 30th day following the date of his termination under the Transition Agreement. The Transition Agreement also requires Mr. Bruggeman to comply with non-solicitation and non-competition provisions in favor of Cadence and to release Cadence from all claims related to his employment and, subject to such limitations, does not otherwise preclude Mr. Bruggeman from accepting and holding full-time employment elsewhere.
If, within three months before or 13 months after a “Change in Control” (as defined in the Employment Agreement), Mr. Bruggeman’s employment is terminated without “Cause” or Mr. Bruggeman terminates his employment in connection with a “Constructive Termination,” then, in exchange for Mr. Bruggeman’s execution and delivery of the Transition Agreement, the payments described in clause (ii) of the paragraph above shall be 150% of his highest base salary instead of 100% of his highest base salary and the payments described in clause (iii) of the paragraph above shall be 112.5% of his highest annual base salary instead of 75% of his highest annual base salary, and all of Mr. Bruggeman’s outstanding stock options and incentive stock awards will immediately vest in full and become exercisable.
Mr. Bruggeman is not entitled to benefits under the Transition Agreement if his employment is terminated for “Cause,” or as a result of his “Permanent Disability” (each as defined in the Employment Agreement) or death or if he voluntarily terminates his employment (other than in connection with a “Constructive Termination”). However, if Mr. Bruggeman is terminated due to his death or “Permanent Disability,” and he or his estate executes and delivers a release agreement in the form attached to the Employment Agreement, the outstanding unvested options and stock awards held by Mr. Bruggeman on the date of his termination that would have vested over the succeeding 12 month period will immediately vest and, to the extent applicable, will become exercisable and remain exercisable for a 24 month period following his termination date (but no later than the original expiration period of the applicable award). In addition, if Mr. Bruggeman’s employment terminates on account of his “Permanent Disability” and Mr. Bruggeman elects COBRA continuation coverage, Cadence will pay Mr. Bruggeman’s COBRA premiums for 12 months following termination.
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
The following table provides information, as of July 3, 2010, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during July 2010.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$13.5	91.92
Chinese renminbi	12.0	6.82
Indian rupee	9.7	46.58
New Taiwan dollar	8.3	32.16
Hong Kong dollar	7.0	7.79
Israeli shekel	6.3	3.82
Canadian dollar	6.1	1.03
European union euro	5.8	0.81

Total	$68.7

Estimated fair value	$0.1

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
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of July 3, 2010. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of July 3, 2010.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$363.7	0.23%
Cash – variable rate	37.8	0.21%
Cash – fixed rate	27.1	0.36%

Total interest-bearing instruments	$428.6	0.24%

Equity Price Risk
2.625% Cash Convertible Senior Notes Due 2015
In June 2010, we issued $350.0 million principal amount of our 2015 Notes to four initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges with various parties to reduce the potential cash outlay from the cash conversion of the 2015 Notes and intended to mitigate the negative effect such cash conversion may have on the price of our common stock. In separate transactions, we sold the 2015 Warrants to various parties. The 2015 Notes mature on June 1, 2015, and will be paid in cash at maturity. As of July 3, 2010, none of the conditions allowing the holders of the 2015 Notes to convert had been met. For additional description of the 2015 Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into the Convertible Senior Notes Hedges with various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and intended to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold the Convertible Senior Notes Warrants to various parties. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013, and the principal amounts will be paid in cash at maturity. As of July 3, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
In connection with the issuance of the 2015 Notes, we used an aggregate of $187.2 million of the net proceeds to purchase in the open market $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes, resulting in a remaining principal balance of $150.0 million for the 2011 Notes and $150.0 million for the 2013 Notes. We also sold a portion of the Convertible Senior Notes Hedges and purchased a portion of the Convertible Senior Notes Warrants. For additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.
Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 6 to our Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for additional details of these investments. Our investment in non-marketable equity securities had a carrying value of $8.8 million as of July 3, 2010 and $15.3 million as of January 2, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2010.
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
Based on their evaluation as of July 3, 2010, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended July 3, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on our judgments using the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise our estimates.
During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of our common stock. In July 2010, the parties to these consolidated cases agreed to a mediation at the end of August 2010, and to stay the litigation. If the mediation does not end in a negotiated resolution, we intend to continue to vigorously defend these complaints and any other securities lawsuits that may be filed. See Note 13 to our Condensed Consolidated Financial Statements for additional details and the status of these complaints.
Also during fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court, or Superior Court. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of our current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The parties to these cases agreed to a temporary stay of the proceedings. The plaintiffs filed a consolidated amended complaint on June 1, 2010. See Note 13 to our Condensed Consolidated Financial Statements for additional details and the status of these complaints.
On April 28, 2010, a derivative complaint was filed in the District Court against certain of our current and former directors and officers alleging breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets against all the individual defendants, unjust enrichment against the former executive defendants, and against our independent auditors alleging professional negligence and breach of contract. See Note 13 to our Condensed Consolidated Financial Statements for additional details.

The parties to the derivative cases pending in the Superior Court and the District Court agreed to a mediation at the end of August, 2010 and to stay their respective cases. If these derivative cases do not end in negotiated resolutions, we will respond to the two derivative complaints appropriately.
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
The IC and electronics systems industries experienced significant challenges in 2008 and 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. The economic downturn in 2008 and 2009 was characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Although estimates project moderate growth for the semiconductor industry in 2010, we believe that spending on EDA products and services may grow more slowly than the semiconductor industry as a whole in 2010. The economic downturn in the industries we serve has contributed to the reduction in our revenue in the past and could continue to adversely affect our business, operating results and financial condition.
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.
We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during the first quarter of fiscal 2010 and the two most recent fiscal years, and we may incur a net loss during fiscal 2010. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses is generally recognized at the beginning of the license period, whereas product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred under term and perpetual licenses until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is impacted by the timing of license renewals, the extent to which contracts contain flexible payment terms, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers. These changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a substantial proportion of licenses require ratable revenue recognition, and we expect the change in license mix, combined with the slow growth in spending by our customers in the semiconductor sector, may make it difficult for us to increase our revenue in future fiscal periods.
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
Since the majority of our contracts are generally executed in the final few weeks of a fiscal quarter, it is difficult to estimate with accuracy how much business will be executed before the end of each fiscal quarter. Due to the volume or complexity of transactions that we review at the very end of the quarter, or due to operational matters regarding particular agreements, we may not finish processing or ship products under some contracts that have been signed during that fiscal quarter, which means that the associated revenue cannot be recognized in that particular period.
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.
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
As a result of the challenging economic environment, our customers, who are primarily concentrated in the semiconductor sector, have experienced and may continue to experience adverse changes in their business and, as a result, may delay or default on their payment obligations, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive material fluctuations in asset prices, the capital and credit markets have contracted, and if we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all, which, may have a material negative impact on our business.
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
In addition, equity markets in general, and the equities of technology companies in particular, have experienced extreme price and volume fluctuations. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
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
We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the benefits we have anticipated, possibly having a negative effect on our future operating results.
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
Developing EDA technology and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and improve our competitive position. However, we cannot ensure that we will receive significant, if any, revenue from these investments.
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
The EDA industry and the commercial electronics engineering services industry are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results or financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our engineering services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of our competitors and the internal design departments of electronics manufacturers. We may not be able to compete successfully in these industries. Factors that could affect our ability to succeed include:
•	The development by others of competitive EDA products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;

•	Decisions by electronics manufacturers to perform engineering services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;

•	The challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;

•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;

•	Intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price or at all; and

•	The combination of or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.
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
In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may continue to agree to contingent purchase price payments in connection with acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us with the acquired business of certain specified orders, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during the three months ended July 3, 2010 and 55% during the three months ended July 4, 2009. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.
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
Our international operations may also be subject to other risks, including:
•	The adoption or expansion of government trade restrictions, including tariffs and other trade barriers;

•	Limitations on repatriation of earnings;

•	Limitations on the conversion of foreign currencies;

•	Reduced protection of intellectual property rights in some countries;

•	Recessions in foreign economies;

•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;

•	Compliance with United States and foreign laws and regulations applicable to our worldwide operations;
•	Political and economic instability;

•	Unexpected changes in regulatory requirements; and

•	United States and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.
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
We believe that the proposed IRS adjustments are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments, although there can be no assurance that we will prevail. The RARs are not final Statutory Notices of Deficiency, but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001.
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
We have a substantial level of debt. As of July 3, 2010, we had outstanding indebtedness with a principal balance of $650.2 million as follows:
•	$350.0 million related to our 2015 Notes;

•	$150.0 million related to our 2011 Notes;

•	$150.0 million related to our 2013 Notes; and

•	$0.2 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.
The level of our current or future indebtedness, among other things, could:
•	Make it difficult for us to satisfy our payment obligations on our debt as described below;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Impose operating or financial covenants on us;

•	Limit our flexibility in planning for or reacting to changes in our business; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.
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
From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of July 3, 2010, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
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

At the option of the holders of the Convertible Senior Notes and the 2015 Notes, under certain circumstances we may be required to repurchase the Convertible Senior Notes in cash or shares of our common stock, or repurchase the 2015 Notes in cash.
Under the terms of the Convertible Senior Notes and the 2015 Notes, we may be required to repurchase the Convertible Senior Notes and the 2015 Notes following a “fundamental change” in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the Convertible Senior Notes and the 2015 Notes. The repurchase price for the Convertible Senior Notes and the 2015 Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company that may otherwise be beneficial to investors.
Hedge and warrant transactions entered into in connection with the issuance of the Convertible Senior Notes and the 2015 Notes may affect the value of our common stock.
We entered into hedge transactions with various financial institutions, at the time of issuance of the Convertible Senior Notes and the 2015 Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Convertible Senior Notes and the potential cash outlay from the cash conversion of the 2015 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions associated with the Convertible Senior Notes and the 2015 Notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Senior Notes and the 2015 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock holders will receive upon conversion of the Convertible Senior Notes and the 2015 Notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If the financial institutions with which we entered into these hedge transactions were to fail or default, our ability to settle on these transactions could be harmed or delayed.
We are subject to the risk that the hedge participants cannot, or do not, fulfill their obligations under the convertible note hedge transactions.
Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions.
Rating agencies may provide unsolicited ratings on the Convertible Senior Notes and the 2015 Notes that could reduce the market value or liquidity of our common stock.
We have not requested a rating of the Convertible Senior Notes or the 2015 Notes from any rating agency and we do not anticipate that the Convertible Senior Notes or the 2015 Notes will be rated. However, if one or more rating agencies independently elects to rate the Convertible Senior Notes or the 2015 Notes and assigns the Convertible Senior Notes or the 2015 Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the Convertible Senior Notes or the 2015 Notes, as the case may be, and our common stock could be harmed. Should a decline in the market price of the Convertible Senior Notes or the 2015 Notes result, as compared to the price of our common stock, this may trigger the right of the holders of the Convertible Senior Notes or the 2015 Notes to convert such notes into cash and shares of our common stock, as applicable.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
          During fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1,000.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended July 3, 2010:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program *
Period	Purchased *	Per Share	Plan or Program	(In millions)
April 4, 2010 – May 8, 2010	3,439	$7.11	----	$854.4
May 9, 2010 – June 5, 2010	194,214	$6.90	----	$854.4
June 6, 2010 – July 3, 2010	6,602,056	$6.16	6,493,100	$814.4

Total	6,799,709	$6.18	6,493,100

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.
Item 3.  Defaults Upon Senior Securities
     None.
Item 4.  Reserved
Item 5.  Other Information
     None.

Item 6.  Exhibits
         (a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.					X
4.01	Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.					X
10.01	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.02	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.03	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.04	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.05	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.06	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.07	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.					X
10.08	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.					X

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.09	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.					X
10.10	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.					X
10.11	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.					X
10.12	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.					X
10.13	Employment Agreement, effective as of August 3, 2010, between the Registrant and John J. Bruggeman II.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	August 4, 2010	By:	/s/ Lip-Bu Tan

Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	August 4, 2010	By:	/s/ Kevin S. Palatnik

Kevin S. Palatnik
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.					X
4.01	Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.					X
10.01	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.02	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.03	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.04	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.05	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.06	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.					X
10.07	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.					X
10.08	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.					X

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.09	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.					X
10.10	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.					X
10.11	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.					X
10.12	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.					X
10.13	Employment Agreement, effective as of August 3, 2010, between the Registrant and John J. Bruggeman II.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X