Form 10-Q
period 2010-10-02
CADENCE DESIGN SYSTEMS INC
filed 2010-10-29
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes          No  X
On October 2, 2010, 267,211,463 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	October 2,	January 2,
	2010	2010

Current Assets:
Cash and cash equivalents	$509,035	$569,115
Short-term investments	2,641	2,184
Receivables, net of allowances of $10,833 and $14,020, respectively	202,237	200,628
Inventories	28,486	24,165
Prepaid expenses and other	79,910	54,655

Total current assets	822,309	850,747
Property, plant and equipment, net of accumulated depreciation of $641,805 and $637,107, respectively	290,103	311,502
Goodwill	158,893	----
Acquired intangibles, net of accumulated amortization of $98,173 and $124,507, respectively	185,866	28,841
Installment contract receivables, net of allowances of $0 and $9,724, respectively	28,231	58,448
Other assets	220,546	161,049

Total Assets	$1,705,948	$1,410,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$152,436	$150,207
Current portion of deferred revenue	308,591	247,691

Total current liabilities	461,027	397,898

Long-Term Liabilities:
Long-term portion of deferred revenue	96,439	92,298
Convertible notes	548,093	436,012
Other long-term liabilities	304,402	376,006

Total long-term liabilities	948,934	904,316

Contingencies (Notes 8 and 13)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,706,590	1,674,396
Treasury stock, at cost	(353,289)	(431,310)
Accumulated deficit	(1,100,111)	(1,177,983)
Accumulated other comprehensive income	42,797	43,270

Total stockholders’ equity	295,987	108,373

Total Liabilities and Stockholders’ Equity	$1,705,948	$1,410,587

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Revenue:
Product	$118,221	$96,932	$338,053	$286,295
Services	23,945	26,669	75,123	83,684
Maintenance	95,768	92,521	273,760	262,374

Total revenue	237,934	216,122	686,936	632,353

Costs and Expenses:
Cost of product	10,757	6,405	23,172	23,828
Cost of services	19,102	21,139	62,583	69,602
Cost of maintenance	9,960	11,105	31,839	35,423
Marketing and sales	76,065	68,282	222,340	214,603
Research and development	97,275	88,049	278,585	273,394
General and administrative	25,081	28,732	64,973	101,311
Amortization of acquired intangibles	4,459	2,726	9,701	8,694
Restructuring and other charges (credits)	(1,682)	(175)	(3,073)	17,833

Total costs and expenses	241,017	226,263	690,120	744,688

Loss from operations	(3,083)	(10,141)	(3,184)	(112,335)
Interest expense	(10,476)	(7,278)	(25,879)	(21,592)
Other income (expense), net	(2,907)	2,917	(33)	(5,765)

Loss before provision (benefit) for income taxes	(16,466)	(14,502)	(29,096)	(139,692)
Provision (benefit) for income taxes	(143,219)	(455)	(192,671)	11,969

Net income (loss)	$126,753	$(14,047)	$163,575	$(151,661)

Basic net income (loss) per share	$0.49	$(0.05)	$0.63	$(0.59)

Diluted net income (loss) per share	$0.48	$(0.05)	$0.62	$(0.59)

Weighted average common shares outstanding – basic	258,606	259,193	261,122	256,792

Weighted average common shares outstanding – diluted	263,302	259,193	265,383	256,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Cash and Cash Equivalents at Beginning of Period	$569,115	$568,255

Cash Flows from Operating Activities:
Net income (loss)	163,575	(151,661)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,795	71,334
Amortization of debt discount and fees	18,331	15,557
Loss on extinguishment of debt	5,321	----
Stock-based compensation	32,817	43,690
Loss from equity method investments	105	369
(Gain) loss on investments, net	(5,133)	4,307
Gain on sale of property, plant and equipment	(799)	----
Write-down of investment securities	1,500	5,207
Impairment of property, plant and equipment	491	6,603
Deferred income taxes	(70,617)	(6,520)
Proceeds from the sale of receivables, net	----	5,827
Provisions (recoveries) for losses (gains) on trade and installment contract receivables	(13,339)	18,668
Other non-cash items	2,259	(4,084)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(44,422)	56,444
Installment contract receivables	97,818	122,302
Inventories	(16,005)	2,846
Prepaid expenses and other	(23,828)	(4,041)
Other assets	(32,223)	11,809
Accounts payable and accrued liabilities	3,308	(79,395)
Deferred revenue	45,229	(83,760)
Other long-term liabilities	(87,054)	(10,773)

Net cash provided by operating activities	142,129	24,729

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale securities	----	139
Proceeds from the sale of long-term investments	10,276	----
Proceeds from the sale of property, plant and equipment	900	----
Purchases of property, plant and equipment	(28,940)	(30,504)
Purchases of software licenses	(2,706)	(774)
Investment in venture capital partnerships and equity investments	(3,000)	(2,300)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(256,117)	(14,126)

Net cash used for investing activities	(279,587)	(47,565)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(3,540)	(2,467)
Proceeds from issuance of 2015 Notes	350,000	----
Payment of Convertible Senior Notes	(187,150)	----
Payment of 2015 Notes issuance costs	(10,419)	----
Purchase of 2015 Notes Hedges	(76,635)	----
Proceeds from termination of Convertible Senior Notes Hedges	280	----
Proceeds from sale of 2015 Warrants	37,450	----
Tax effect related to employee stock transactions allocated to equity	(9,624)	----
Proceeds from issuance of common stock	13,269	27,862
Stock received for payment of employee taxes on vesting of restricted stock	(5,875)	(4,055)
Purchases of treasury stock	(39,997)	----

Net cash provided by financing activities	67,759	21,340

Effect of exchange rate changes on cash and cash equivalents	9,619	3,858

Increase (decrease) in cash and cash equivalents	(60,080)	2,362

Cash and Cash Equivalents at End of Period	$509,035	$570,617

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
As of October 2, 2010, none of the conditions allowing the holders of the 2015 Notes to convert the 2015 Notes into cash had been met.
The cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and the 2015 Notes Embedded Conversion Derivative is accounted for as a derivative liability, which is included in Other long-term liabilities in Cadence’s Condensed Consolidated Balance Sheet. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount will be recognized as interest expense using the effective interest method over the term of the 2015 Notes. The estimated fair value of the 2015 Notes Embedded Conversion Derivative, as of October 2, 2010 was $114.3 million.

Concurrently with the issuance of the 2015 Notes, Cadence entered into hedge transactions, or the 2015 Notes Hedges, with various parties whereby Cadence has the option to receive the cash equivalent of approximately 46.4 million shares of Cadence’s common stock at a price of approximately $7.55 per share, subject to certain conversion rate adjustments in the 2015 Notes. These options expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets, and are included in Other assets in Cadence’s Condensed Consolidated Balance Sheet. The estimated fair value of the 2015 Notes Hedges, as of October 2, 2010, was $114.3 million.
The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in Cadence’s Condensed Consolidated Statements of Operations. As the fair values of the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are similar, there was no impact to Cadence’s Condensed Consolidated Statements of Operations relating to these adjustments to fair value during the three months ended October 2, 2010.
In separate transactions, Cadence also sold warrants, or the 2015 Warrants, to various parties for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. Cadence received $37.5 million in cash proceeds from the sale of the 2015 Warrants, which has been recorded as an increase in Stockholders’ equity. Changes in the fair value of the 2015 Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The 2015 Warrants are included in diluted earnings per share to the extent the impact is dilutive.
The principal amount, unamortized debt discount and net carrying amount of the liability component of the 2015 Notes as of October 2, 2010 was as follows:

As of
October 2,
2010
(In thousands)

Principal amount of 2015 Notes	$350,000
Unamortized debt discount of 2015 Notes	(72,848)

Net liability of 2015 Notes	$277,152

The effective interest rate, contractual interest expense and amortization of debt discount for the 2015 Notes for the three and nine months ended October 2, 2010 and October 3, 2009 were as follows:

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009		2010	2009
	(In thousands, except percentages)

Effective interest rate	8.1%		N/A	8.1%		N/A
Contractual interest expense	$2,289	$	----	$2,716	$	----
Amortization of debt discount	$3,196	$	----	$3,788	$	----

As of October 2, 2010, the if-converted value of the 2015 Notes exceeded the principal amount of the 2015 Notes. The total fair value of the 2015 Notes was $414.8 million.
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
As of October 2, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
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

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties whereby Cadence had the option to purchase up to 23.6 million shares of Cadence’s common stock at a price of $21.15 per share, subject to adjustment. The aggregate cost of the Convertible Senior Notes Hedges was $119.8 million and has been recorded as a reduction to Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010, Cadence also sold a portion of the Convertible Senior Notes Hedges representing options to purchase approximately 9.5 million shares of Cadence’s common stock and received proceeds of $0.4 million. The estimated fair value of the remaining Convertible Senior Notes Hedges was $1.2 million as of October 2, 2010. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. Subsequent changes in the fair value of the Convertible Senior Notes Hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.
In separate transactions, Cadence also sold warrants, or the Convertible Senior Notes Warrants, to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. Cadence received $39.4 million in cash proceeds from the sale of the Convertible Senior Notes Warrants, which has been recorded as an increase in Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010, Cadence also purchased a portion of the

Convertible Senior Notes Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.5 million shares at a cost of $0.1 million. The Convertible Senior Notes Warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Changes in the fair value of the Convertible Senior Notes Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The remaining warrants are included in diluted earnings per share to the extent the impact is dilutive.
The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized debt discount and net carrying amount of the liability component of the Convertible Senior Notes as of October 2, 2010 and January 2, 2010 were as follows:

	As of
	October 2,	January 2,
	2010	2010
	(In thousands)

Equity component of Convertible Senior Notes	$111,459	$116,993

Principal amount of Convertible Senior Notes	$300,000	$500,000
Unamortized debt discount of Convertible Senior Notes	(29,241)	(64,166)

Liability component of Convertible Senior Notes	$270,759	$435,834

The effective interest rate, contractual interest expense and amortization of debt discount for the Convertible Senior Notes for the three and nine months ended October 2, 2010 and October 3, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%	6.3%	6.3%
Contractual interest expense	$1,075	$1,791	$4,515	$5,373
Amortization of debt discount	$3,130	$4,902	$12,931	$14,503
As of October 2, 2010, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes, including the equity component, was $284.5 million.
NOTE 3. ACQUISITIONS
For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.
Denali Software, Inc.
In June 2010, Cadence acquired Denali Software, Inc., or Denali®. Denali was a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its portfolio to provide system component modeling and IP integration. The aggregate initial purchase price was $296.8 million, which was paid in cash. An additional $12.6 million of payments were deferred on the acquisition date and will be paid in cash if certain

Denali shareholders remain employees of Cadence during the periods specified in the respective agreements. Of the $12.6 million, $5.3 million was expensed in Cadence’s Condensed Consolidated Statements of Operations during the three months ended October 2, 2010 and $6.0 million was expensed in Cadence’s Condensed Consolidated Statements of Operations during the nine months ended October 2, 2010. The remaining amounts will be expensed in Cadence’s Condensed Consolidated Statements of Operations over the stated retention periods. As of October 2, 2010 $0.5 million of the $12.6 million has been paid. The $152.2 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. This acquisition does not include any contingent consideration that is subject to performance metrics, milestone achievement or other similar criteria.
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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands)

Total revenue	$237,934	$223,435	$698,831	$650,569

Net income (loss)	$131,549	$(18,732)	$143,057	$(178,516)

Because Cadence recorded deferred taxes of $66.7 million, primarily related to the intangible assets acquired with Denali, Cadence released a corresponding amount of its deferred tax asset valuation allowance. The $66.7 million release of the valuation allowance was recognized as a benefit for income taxes during the nine months ended October 2, 2010. The pro forma net income (loss) presented above does not include this non-recurring benefit for income taxes. The pro forma tax effects were calculated considering Cadence’s valuation allowance position on its United States losses and tax credits. See Note 8 for additional details of Cadence’s income taxes.
Other Acquisition
During the nine months ended October 2, 2010, Cadence acquired another company and recorded $3.9 million of Goodwill and $2.2 million of intangible assets. The $3.9 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. Of the $2.2 million of intangible assets, $0.5 million was allocated to in-process research and development and is classified as an indefinite-lived intangible asset until the project is completed or abandoned. The remaining $1.7 million of intangible assets has a weighted average life of 5 years. The fair value of the intangible assets was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the expected future cash flows, the timing of the expected future cash flows and discount rates consistent with the level of risk.
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
The contingent consideration arrangement requires payments of up to $4.0 million if certain financial measures are met during the three-year period subsequent to the consummation of the acquisition. This contingent consideration arrangement does not require continuing employment of the selling shareholders. The initial fair value of the contingent consideration arrangement of $0.8 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts. The expected outcomes were recorded at net present value. The fair value of this contingent consideration was $0.9 million as of October 2, 2010.
Acquisition-Related Contingent Consideration
Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations,” and contingent consideration is added to Goodwill as it is paid. During the nine months ended October 2, 2010, Cadence recorded $2.8 million of Goodwill in connection with acquisitions accounted for under SFAS No. 141. Cadence accounts for business combinations with acquisition dates after January 3, 2009 under the acquisition method in accordance with the Accounting Standards Codification and contingent consideration is recorded at fair value on the acquisition date as noted above.
In connection with Cadence’s acquisitions completed before October 2, 2010, Cadence may be obligated to pay up to an aggregate of $16.4 million in cash (including the up to $4.0 million in cash referred to in “Other Acquisition” above) during the next 30 months if certain defined performance goals are achieved in full, of which $9.5 million would be expensed in its Condensed Consolidated Statements of Operations.
NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
Cadence completed its annual goodwill impairment test during the three months ended October 2, 2010 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.
The changes in the carrying amount of goodwill during the nine months ended October 2, 2010 were as follows:

Gross Carrying
Amount
(In thousands)

Balance as of January 2, 2010	$ ----
Goodwill resulting from acquisitions during the period (Note 3)	156,103
Additions due to contingent consideration (Note 3)	2,790

Balance as of October 2, 2010	$158,893

Acquired Intangibles, net
Acquired intangibles with finite lives as of October 2, 2010 were as follows, excluding intangibles that were fully amortized as of January 2, 2010:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$91,800	$(25,154)	$66,646
Agreements and relationships	135,456	(33,682)	101,774
Distribution rights	30,100	(21,823)	8,277
Tradenames, trademarks and patents	26,183	(17,514)	8,669

Total acquired intangibles	$283,539	$(98,173)	$185,366

As of October 2, 2010, Cadence also had $0.5 million of in-process research and development intangibles that will have an indefinite useful life until they are placed into service or the associated research and development efforts are abandoned.

Acquired intangibles with finite lives as of January 2, 2010 were as follows, excluding intangibles that were fully amortized as of January 3, 2009:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$64,900	$(61,332)	$3,568
Agreements and relationships	35,364	(27,905)	7,459
Distribution rights	30,100	(19,565)	10,535
Tradenames, trademarks and patents	22,984	(15,705)	7,279

Total acquired intangibles	$153,348	$(124,507)	$28,841

Amortization of acquired intangibles for the three and nine months ended October 2, 2010 and October 3, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands)

Cost of product	$2,196	$620	$3,407	$3,721
Cost of maintenance	----	1,045	1,045	3,135
Amortization of acquired intangibles	4,459	2,726	9,701	8,694

Total amortization of acquired intangibles	$6,665	$4,391	$14,153	$15,550

Amortization of costs from existing technology is included in Cost of product. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.
Estimated amortization expense for the following fiscal years and thereafter is as follows:

(In thousands)

2010 — remaining period	$6,747
2011	25,488
2012	23,455
2013	19,981
2014	17,206
Thereafter	92,489

Total estimated amortization expense	$185,366

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of this hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and nine months ended October 2, 2010.
The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair value of Cadence’s long-term investments and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair values of Cadence’s 2015 Notes and Convertible Senior Notes are influenced by interest rates and Cadence’s stock price and stock price volatility and are determined by market trading. The fair values of Cadence’s 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are determined using an option pricing model based on observable inputs, including Cadence’s stock price, stock price volatility and risk-free interest rates. See Note 2 for additional details on Cadence’s 2015 Notes, 2015 Notes Hedges, 2015 Notes Embedded Conversion Derivative, and Convertible Senior Notes.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of October 2, 2010:

	Fair Value Measurements as of October 2, 2010:
	Total	Level 1		Level 2		Level 3
	(In thousands)

Assets
Cash equivalents — Money market funds	$414,175		$414,175	$	----	$	----
Available-for-sale securities	2,416		2,416		----		----
Trading securities held in Non-Qualified Deferred Compensation Plan (NQDC)	26,105		26,105		----		----
2015 Notes Hedges	114,254		----		114,254		----
Foreign currency exchange contracts	1,858		----		1,858		----
Time deposits	224		224		----		----

Total Assets	$559,032		$442,920		$116,112	$	----

	Total	Level 1		Level 2		Level 3
	(In thousands)

Liabilities
Acquisition-related contingent consideration	$930	$	----	$	----		$930
2015 Notes Embedded Conversion Derivative	114,254		----		114,254		----

Total Liabilities	$115,184	$	----		$114,254		$930

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

Cadence acquired intangible assets of $171.0 million in connection with business combinations during the nine months ended October 2, 2010. The fair value of these intangible assets was estimated using Level 3 inputs. See Note 3 for additional details of these business combinations and the key inputs used in the valuations.
Cadence recorded the initial fair value of contingent consideration liabilities in connection with a business combination during the nine months ended October 2, 2010. This liability will be measured at fair value at the end of each reporting period. See Note 3 for additional details of this business combination and the key inputs used in the valuation.
Cadence vacated certain facilities in connection with a restructuring plan and recorded lease losses of $0.5 million during the nine months ended October 2, 2010, which are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Statement of Operations. The fair value of these lease losses was estimated using Level 2 inputs. See Note 6 for additional details on Cadence’s lease loss estimates.
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
As of October 2, 2010, Cadence’s total amount accrued for the Restructuring Plans was $6.1 million, consisting of $5.6 million of estimated lease losses and $0.5 million of severance and severance-related benefits. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $9.3 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities. Of the $6.1 million accrued as of October 2, 2010, $1.4 million was included in Accounts payable and accrued liabilities and $4.7 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheet.

Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans.
2009 Restructuring Plan
Cadence has recorded total costs associated with the 2009 Restructuring Plan of $32.1 million. These costs include severance payments, severance-related benefits and costs for outplacement services that were communicated to the affected employees before January 2, 2010, and estimated severance payments and related benefits that were both probable and estimable as of January 2, 2010 for employees notified after January 2, 2010.
Cadence recorded a net credit of $1.7 million during the three months ended October 2, 2010, and a net credit of $3.6 million during the nine months ended October 2, 2010, due to severance and related benefits costs that were less than previously estimated. Cadence also recorded charges of $0.4 million related to facilities that Cadence vacated during the nine months ended October 2, 2010 and $0.1 million for assets related to these vacated facilities.
Total severance and termination benefits of approximately $30.5 million were paid to employees before October 2, 2010. Approximately $0.4 million of severance and termination benefits will be paid after October 2, 2010, all of which is included in Accounts payable and accrued liabilities in Cadence’s Condensed Consolidated Balance Sheet as of October 2, 2010. Due to varying regulations in the jurisdictions and countries in which Cadence operates, Cadence expects substantially all termination benefits to be paid by April 3, 2011.
The following table presents activity associated with the 2009 Restructuring Plan for the three months ended October 2, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, July 3, 2010	$2,508	$394	$	----	$2,902
Restructuring and other charges (credits), net	(1,720)	(37)		----	(1,757)
Non-cash charges	----	2		----	2
Cash payments	(434)	(159)		----	(593)
Effect of foreign currency translation	93	----		----	93

Balance, October 2, 2010	$447	$200	$	----	$647

The following table presents activity associated with the 2009 Restructuring Plan for the nine months ended October 2, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, January 2, 2010	$18,638	$ ----	$	----	$18,638
Restructuring and other charges (credits), net	(3,573)	418		82	(3,073)
Non-cash charges (credits)	----	6		(82)	(76)
Cash payments	(14,192)	(224)		----	(14,416)
Effect of foreign currency translation	(426)	----		----	(426)

Balance, October 2, 2010	$447	$200	$	----	$647

2008 Restructuring Plan
The following table presents activity associated with the 2008 Restructuring Plan for the three months ended October 2, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, July 3, 2010	$57	$1,430	$5	$1,492
Restructuring and other charges (credits), net	(11)	20	----	9
Non-cash charges	----	19	----	19
Cash payments	(4)	(168)	----	(172)
Effect of foreign currency translation	2	51	----	53

Balance, October 2, 2010	$44	$1,352	$5	$1,401

The following table presents activity associated with the 2008 Restructuring Plan for the nine months ended October 2, 2010:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)

Balance, January 2, 2010	$287	$1,874	$5	$2,166
Restructuring and other charges (credits), net	(52)	(6)	(25)	(83)
Non-cash charges	----	58	25	83
Cash payments	(169)	(526)	----	(695)
Effect of foreign currency translation	(22)	(48)	----	(70)

Balance, October 2, 2010	$44	$1,352	$5	$1,401

Other Restructuring Plans
The following table presents activity associated with the Other Restructuring Plans for the three months ended October 2, 2010:

Excess
Facilities
(In thousands)

Balance, July 3, 2010	$3,794
Restructuring and other charges (credits), net	66
Non-cash charges	35
Cash payments	(135)
Effect of foreign currency translation	252

Balance, October 2, 2010	$4,012

The following table presents activity associated with the Other Restructuring Plans for the nine months ended July 3, 2010:

Excess
Facilities
(In thousands)

Balance, January 2, 2010	$4,648
Restructuring and other charges (credits), net	83
Non-cash charges	151
Cash payments	(721)
Effect of foreign currency translation	(149)

Balance, October 2, 2010	$4,012

NOTE 7. ALLOWANCE FOR DOUBTFUL ACCOUNTS
Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection is not probable. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Receivables and Installment contract receivables are presented net of allowance for doubtful accounts of $10.8 million as of October 2, 2010 and $23.7 million as of January 2, 2010.
Cadence’s customers are primarily concentrated within the semiconductor sector, which was adversely affected by the 2008 and 2009 economic downturn. As of October 2, 2010, approximately one-third of Cadence’s total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net. As of January 2, 2010, approximately half of Cadence’s total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net.
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

NOTE 8. INCOME TAXES
Cadence determined that uncertain tax positions that were subject to the Internal Revenue Service, or IRS, examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 were effectively settled during the three and nine months ended October 2, 2010. Cadence recognized a benefit for income taxes of $143.2 million during the three months ended October 2, 2010, including the impact of the effective settlement. Cadence recognized a benefit for income taxes of $192.7 million during the nine months ended October 2, 2010, including the impact of the effective settlement and the $66.7 million release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with Denali. Cadence also recorded an increase in its Prepaid expenses and other assets of $14.4 million because of the effective settlement.
During the three months ended October 2, 2010, Cadence decreased Common stock and capital in excess of par by approximately $9.7 million for taxes related to employee stock transactions that should have been recognized during fiscal 2007. Cadence recognized the $9.7 million payment as Tax effect related to employee stock transactions allocated to equity in its Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010, but should have recognized this payment during fiscal 2007. Cadence also recognized $3.6 million of provision for income taxes during the three and nine months ended October 2, 2010 for uncertain tax positions that should have been recognized during fiscal 2008 and fiscal 2009. The effect of the tax payment and the provision for income taxes on Cadence’s Condensed Consolidated Financial Statements for the three and nine months ended October 2, 2010 and on Cadence’s Consolidated Financial Statements for fiscal 2007, fiscal 2008 and fiscal 2009 is not considered material.
Internal Revenue Service Examinations
The IRS and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s federal income tax returns beginning with the 2000 tax year remain subject to examination by the IRS. Cadence’s California state income tax returns beginning with the 2001 tax year remain subject to examination by the California Franchise Tax Board.
In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. In October 2010, the Appeals Office of the IRS, or the Appeals Office provided Cadence with copies of the settlement agreements that were executed by the Appeals Office in August 2010 that resolve the previously disputed tax positions. While Cadence did not receive the final IRS determination of the amount that will be owed by Cadence, Cadence considers the tax positions to be effectively settled, because the IRS has completed its examination procedures and Cadence believes that there is a remote possibility that the IRS will re-examine the settled tax positions. As a result of this effective settlement Cadence recognized a benefit for income taxes of $148.3 million in the Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2010.
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
The changes in Cadence’s gross amount of unrecognized tax benefits during the nine months ended October 2, 2010 are as follows:

Unrecognized Tax
Benefits
(In thousands)

Unrecognized tax benefits as of January 2, 2010	$324,837
Amount of the decreases in unrecognized tax benefits of tax positions taken during a prior year	(130,484)
Amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	7,594
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(75,038)
Amount of reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(109)
Effect of foreign currency translation	(21)

Unrecognized tax benefits as of October 2, 2010	$126,779

As of October 2, 2010, $80.7 million of the unrecognized tax benefits would affect our effective tax rate if recognized upon resolution of the uncertain tax positions.
The total amount of interest and penalties recognized in the Consolidated Statements of Operations for the nine months ended October 2, 2010 as income tax expense (benefit) is $(47.2) million and $3.4 million, respectively.
The total amounts of gross accrued interest and penalties recognized in the Condensed Consolidated Balance Sheets as of October 2, 2010, were $32.8 million and $14.0 million, respectively.
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
The calculation for basic and diluted net income (loss) per share for the three and nine months ended October 2, 2010 and October 3, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income (loss)	$126,753	$(14,047)	$163,575	$(151,661)

Weighted average common shares used to calculate basic net income (loss) per share	258,606	259,193	261,122	256,792
2023 Notes	11	----	11	----
Options	1,678	----	1,409	----
Restricted stock	2,945	----	2,801	----
Employee stock purchase plan (ESPP)	62	----	40	----

Weighted average common shares used to calculate diluted net income (loss) per share	263,302	259,193	265,383	256,792

Basic net income (loss) per share	$0.49	$(0.05)	$0.63	$(0.59)

Diluted net income (loss) per share	$0.48	$(0.05)	$0.62	$(0.59)

The following table presents the potential shares of Cadence’s common stock outstanding for the three and nine months ended October 2, 2010 and October 3, 2009 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands)

Options to purchase shares of common stock (various expiration dates through 2020)	21,350	37,657	22,789	37,657
Non-vested shares of restricted stock	1,412	9,630	2,056	9,630
Employee stock purchase plan (ESPP)	----	544	----	544
2023 Notes	----	11	----	11
Convertible Senior Notes Warrants (various expiration dates through 2014)	14,184	23,640	14,184	23,640
2015 Warrants (various expiration dates through 2015)	46,382	----	46,382	----

Total potential common shares excluded	83,328	71,482	85,411	71,482

NOTE 10. ACCUMULATED DEFICIT
The changes in accumulated deficit for the three and nine months ended October 2, 2010 were as follows:

Three Months
Ended
(In thousands)

Balance as of July 3, 2010	$(1,215,391)
Net income	126,753
Re-issuance of treasury stock	(11,473)

Balance as of October 2, 2010	$(1,100,111)

Nine Months
Ended
(In thousands)

Balance as of January 2, 2010	$(1,177,983)
Net income	163,575
Re-issuance of treasury stock	(85,703)

Balance as of October 2, 2010	$(1,100,111)

When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are treasury stock gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in the Condensed Consolidated Balance Sheets.

NOTE 11. STOCK REPURCHASE PROGRAMS
Cadence’s Board of Directors has authorized the following programs to repurchase shares of Cadence’s common stock in the open market, which remained in effect on October 2, 2010:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)
February 2008	$500,000	$314,389
August 2008	$500,000	500,000

Total remaining authorization		$814,389

The shares repurchased under Cadence’s stock repurchase programs and the total cost of repurchased shares during the nine months ended October 2, 2010 and October 3, 2009 were as follows:

	Nine
	Months Ended
	October 2,	October 3,
	2010	2009
	(In thousands)

Shares repurchased	6,493	----
Total cost of repurchased shares	$39,997	$ ----
NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on available-for-sale marketable securities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income (loss) for the three and nine months ended October 2, 2010 and October 3, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$126,753	$(14,047)	$163,575	$(151,661)
Foreign currency translation gain, net of related tax effects	7,552	4,141	3,639	2,772
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses, net of related tax effects	(239)	(544)	465	1,082
Changes in defined benefit plan liabilities, net of related tax effects	(4,675)	143	(4,576)	108

Comprehensive income (loss)	$129,391	$(10,307)	$163,103	$(147,699)

During the three months ended October 2, 2010, Cadence recorded an adjustment to the minimum pension liability related to a defined benefit plan, which resulted in a decrease of $4.7 million in other comprehensive income.

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
During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent periods. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards, and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation. This litigation remains stayed while the parties continue participating in the mediation process. If this mediation process is unsuccessful and the litigation is not resolved through a negotiated settlement, Cadence plans to continue to vigorously defend these consolidated cases and any other securities lawsuits that may be filed.
During fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court, or Superior Court. The first was filed on November 20, 2008, and captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, and Doe Defendants 1-

15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above, and the claims also include allegations that the individual defendants approved compensation based on inflated financial results. The plaintiffs request unspecified damages, restitution, equitable relief and their reasonable attorneys’ fees, experts’ fees, costs and expenses on behalf of Cadence against the individual defendants. A motion to consolidate these complaints was granted on January 20, 2009, and the cases were captioned “In re Cadence Design Systems, Inc. Derivative Litigation.” The consolidated cases were then stayed by agreement of the parties. The plaintiffs filed a consolidated amended derivative complaint on June 1, 2010. The consolidated amended derivative complaint names as defendants Cadence (as a nominal defendant), James S. Miller, R.L. Smith McKeithen, John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger S. Siboni, George Scalise, Michael J. Fister, John A.C. Swainson, Kevin S. Palatnik, William Porter, and Kevin Bushby. The consolidated amended derivative complaint alleges purported causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment (which is asserted against certain defendants). Many of the factual allegations of the consolidated amended derivative complaint are similar to those alleged in the First Amended Complaint in the securities class action case described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched. The consolidated derivative complaint seeks unspecified monetary damages and equitable relief, disgorgement of profits and compensation, and costs and attorneys’ fees.
On April 28, 2010, a derivative complaint was filed in the District Court, captioned Walter Hamilton, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. Michael J. Fister, William Porter, James S. Miller, Jr., Kevin Bushby, R.L. Smith McKeithen, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, John B. Shoven, Donald L. Lucas, George M. Scalise, Roger S. Siboni, John A.C. Swainson, and KPMG LLP. This complaint purports to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former officers and directors for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, against the former executive defendants for unjust enrichment, and against Cadence’s independent auditors for professional negligence and breach of contract. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched, as well as allegations that Cadence’s independent auditors performed allegedly inadequate audits. The complaint seeks unspecified monetary relief, injunctive relief relating to certain corporate governance matters, and attorneys’ costs and fees. On June 28, 2010, the plaintiff dismissed Cadence’s independent auditors from the case, without prejudice.
On August 17, 2010, two complaints were filed in the District Court: one captioned George Powers, derivatively on behalf of Cadence Design Systems, Inc. v. Michael J. Fister, Kevin Bushby, R.L. Smith McKeithen, James S. Miller, Jr., William Porter, James J. Cowie, Kevin S. Palatnik, John B. Shoven, PhD, Donald L. Lucas and Roger S. Siboni; the other captioned Arash Samani, derivatively on behalf of Cadence Design Systems, Inc. v. Michael J. Fister, Kevin Bushby, R.L. Smith McKeithen, James S. Miller, Jr., William Porter, James J. Cowie, Kevin S. Palatnik, John B. Shoven, PhD, Donald L. Lucas and Roger S. Siboni. These complaints are virtually identical to one another, and purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former officers and directors for breach of fiduciary duty. Many of the allegations underlying this claim are similar or identical to the allegations in the consolidated securities class action lawsuits described above. The complaints seek unspecified monetary and equitable relief, as well as attorneys’ fees and costs.
The parties to the derivative cases pending in the Superior Court and to the Hamilton v. Fister case agreed to participate in the mediation and to stay these derivative cases. These cases remain stayed while the parties continue with the mediation process. The Powers v. Fister and Samani v. Fister cases were also stayed by the district court. If these derivative cases do not end in negotiated resolutions, Cadence will respond to the derivative complaints appropriately.
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
NOTE 14. STATEMENT OF CASH FLOWS
The supplemental cash flow information for the nine months ended October 2, 2010 and October 3, 2009 is as follows:

	Nine Months Ended
	October 2,	October 3,
	2010	2009
	(In thousands)

Cash Paid During the Period for:
Interest	$3,594	$3,594

Income taxes	$21,527	$8,630

During the nine months ended October 2, 2010, Cadence paid $9.7 million of taxes related to employee stock transactions. See Note 8 for further discussion of this payment.

NOTE 15. OTHER INCOME (EXPENSE), NET
Cadence’s Other income (expense), net, for the three and nine months ended October 2, 2010 and October 3, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands)

Interest income	$303	$278	$853	$2,056
Gains on sale of non-marketable securities	129	----	4,885	----
Gains on sale of available-for-sale securities	----	32	----	32
Gains (losses) on trading securities in the non-qualified deferred compensation trust	(1,931)	3,652	248	(4,339)
Gains (losses) on foreign exchange	(1,285)	(881)	905	1,542
Equity losses from investments	(32)	(138)	(105)	(369)
Write-down of investments	----	(601)	(1,500)	(5,207)
Loss on early extinguishment of debt (Note 2)	----	----	(5,321)	----
Other income (expense)	(91)	575	2	520

Total other income (expense), net	$(2,907)	$2,917	$(33)	$(5,765)

During the nine months ended October 2, 2010, Cadence recorded gains totaling $4.9 million for five cost method investments that were liquidated.
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
Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired and Cadence wrote down the investments by $1.5 million during the nine months ended October 2, 2010, $0.6 million during the three months ended October 3, 2009 and $5.2 million during the nine months ended October 3, 2009.
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

The following table presents a summary of revenue by geography:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In thousands)

Americas:
United States	$97,577	$87,926	$274,874	$263,877
Other Americas	3,679	4,069	17,174	14,039

Total Americas	101,256	91,995	292,048	277,916

Europe, Middle East and Africa:
Germany	12,212	12,918	49,094	36,112
Other Europe, Middle East and Africa	36,276	30,472	101,553	100,518

Total Europe, Middle East and Africa	48,488	43,390	150,647	136,630

Japan	47,245	50,218	130,121	125,594
Asia	40,945	30,519	114,120	92,213

Total	$237,934	$216,122	$686,936	$632,353

As of October 2, 2010, no single customer accounted for 10% or more of Cadence’s Receivables, net and Installment contract receivables, net. As of January 2, 2010, one customer accounted for 15% of Cadence’s Receivables, net and Installment contract receivables, net.
The following table presents a summary of long-lived assets by geography:

	As of
	October 2,	January 2,
	2010	2010
	(In thousands)

Americas:
United States	$260,125	$282,002
Other Americas	14	25

Total Americas	260,139	282,027

Europe, Middle East and Africa:
Germany	793	1,060
Other Europe, Middle East and Africa	4,723	5,216

Total Europe, Middle East and Africa	5,516	6,276

Japan	4,521	5,130
Asia	19,927	18,069

Total	$290,103	$311,502

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
Overview
We develop electronic design automation, or EDA, software, hardware and silicon intellectual property, or IP. We license software and IP, sell or lease hardware technology, provide maintenance for our software, IP and hardware and provide engineering and education services throughout the world to help manage and accelerate product development processes for electronics. Our customers use our products and services to design and develop complex integrated circuits, or ICs, and electronics systems.
We primarily generate revenue from licensing our EDA software and IP, selling or leasing our hardware technology, providing maintenance for our software and hardware and providing engineering services. Substantially all of our revenue is generated from IC and electronics systems manufacturers and designers and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.
During 2008 and 2009, the semiconductor industry suffered as the overall macroeconomic environment deteriorated. Electronics companies faced financial challenges in 2008 and 2009 because consumer spending on electronics was adversely affected by increased unemployment, and corporate spending was restrained by the tightened credit market and the economic downturn. During 2009, semiconductor unit volumes decreased and average selling prices declined. These factors affect how electronics companies address traditional challenges of cost, quality, innovation and time-to-market associated with highly complex electronics systems and IC product development. Although estimates project growth for the semiconductor industry in 2010, we believe that increased spending on EDA and other tools may grow more slowly than the semiconductor industry as a whole in 2010.

Facing uncertainty and cost pressures in their own businesses or otherwise as a result of the recent economic downturn, some of our customers are continuing to wait to purchase our products and to seek purchasing terms and conditions that are less favorable to us. As a result, we have experienced low business levels and losses from operations in recent years. To enable us to keep our focus on the value of our technology and to assist with customer demands, we are continuing our transition to a license mix that will provide our customers with greater flexibility and will result in a substantial portion of our revenue being recognized ratably.
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
Our critical accounting estimates for valuation of intangible assets, valuation of goodwill and financial instruments and fair value are described below. These assumptions, judgments and estimates became critical accounting estimates during the nine months ended October 2, 2010.
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
We completed our annual goodwill impairment test during the three months ended October 2, 2010 and determined that the fair value of our single reporting unit substantially exceeded the carrying amount of our net assets and that no impairment existed.
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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency, are generally classified within Level 2 of the fair value hierarchy.
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
Results of Operations
Financial results for the three and nine months ended October 2, 2010, as compared to the three and nine months ended October 3, 2009, reflect the following:
•	Increased revenue recognized because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix, which began in the third quarter of fiscal 2008;

•	A decrease in our bad debt expense due to the prior year period increase in our allowance for doubtful accounts as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of a portion of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts;

•	An increase in employee-related costs primarily resulting from improving business levels as compared to fiscal 2009, partially offset by decreased costs as a result of our prior year restructuring plans and other expense reductions;

•	The acquisition of Denali Software, Inc., or Denali, including an increase in deferred tax liabilities from the intangible assets acquired with Denali and the resulting benefit for income taxes because of the release of valuation allowance against our deferred tax assets;

•	Effective settlement of the Internal Revenue Service, or IRS, examination of our federal income tax returns for the tax years 2000 through 2002, which resulted in a benefit for income taxes of $148.3 million; and

•	The issuance of $350.0 million principal amount of our 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, and the repurchase of $100.0 million principal amount of our 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $100.0 million principal amount of our 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes.
Acquisition of Denali
In June 2010, we acquired Denali, a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification, for $296.8 million in cash. An additional $12.6 million of payments were deferred on the acquisition date and will be paid in cash if certain Denali shareholders remain employees of Cadence during the periods specified in the respective agreements. Of the $12.6 million, $5.3 million was expensed in our Condensed Consolidated Statements of Operations during the three months ended October 2, 2010 and $6.0 million was expensed in our Condensed Consolidated Statements of Operations during the nine months ended October 2, 2010. The remaining amounts will be expensed in our Condensed Consolidated Statements of Operations over the stated retention periods. As of October 2, 2010, $0.5 million of the $12.6 million has been paid. Denali’s product portfolio includes memory models, design IP and verification IP. We acquired Denali to expand our portfolio to include memory sub-system modeling and IP building blocks to facilitate SoC integration. We expect that the acquisition of Denali will increase our costs more than our expected increase in revenue during the remainder of 2010.
Revenue
We primarily generate revenue from licensing our EDA software and IP, selling or leasing our hardware technology, providing maintenance for our software, IP and hardware and providing engineering services. We principally use three license types: subscription, term and perpetual. The different license types provide a customer with different conditions of use for our products, such as:
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
We seek to achieve a mix of orders with approximately 90% of the total value of all executed orders consisting of orders for which the revenue is recurring, or ratable in nature, with the balance of the orders made up of orders for which the product revenue is recognized up-front. During the three and nine months ended October 2, 2010 and the three and nine months ended October 3, 2009, approximately 90% of the total value of our executed orders was comprised of ratable revenue orders.
Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally used products from two or more of our five product groups and rarely completely terminated their relationship with us upon expiration of the license. See the discussion under the heading “Critical Accounting Estimates – Revenue Recognition” in our Annual Report on Form 10-K for additional descriptions of license types and timing of revenue recognition.

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
Functional Verification: Products in this group, including the Incisive functional verification platform and the Denali products, are used to verify that the high level, logical representation of an IC design is functionally correct and for verification at the system and SoC levels. Our emulation hardware products, verification IP products, memory sub-system models, and silicon IP products are included in this product group.
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

Revenue by Period
The following table shows our revenue for the three and nine months ended October 2, 2010 and October 3, 2009 and the change in revenue between periods:

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	Change	2010	2009	Change
	(In millions)

Product	$118.2	$96.9	$21.3	$338.0	$286.3	$51.7
Services	23.9	26.7	(2.8)	75.1	83.7	(8.6)
Maintenance	95.8	92.5	3.3	273.8	262.4	11.4

Total revenue	$237.9	$216.1	$21.8	$686.9	$632.4	$54.5

Product revenue increased during the three and nine months ended October 2, 2010, as compared to the three and nine months ended October 3, 2009, primarily because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix. Product and maintenance revenue also increased as a result of our acquisition of Denali during the second fiscal quarter of 2010. Services revenue decreased during the three and nine months ended October 2, 2010, as compared to the three and nine months ended October 3, 2009, primarily because of lower business levels in the services business.
Revenue by Product Group
The following table shows for the past five consecutive quarters the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other:

	Three Months Ended
	October 2,	July 3,	April 3,	January 2,	October 3,
	2010	2010	2010	2010	2009

Functional Verification	25%	26%	22%	22%	21%
Digital IC Design	23%	21%	21%	22%	19%
Custom IC Design	24%	26%	27%	28%	28%
System Interconnect	10%	10%	9%	11%	11%
Design for Manufacturing	8%	6%	9%	7%	9%
Services and other	10%	11%	12%	10%	12%

Total	100%	100%	100%	100%	100%

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

Revenue by Geography

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	Change	2010	2009	Change
	(In millions)

United States	$97.6	$87.9	$9.7	$274.9	$263.9	$11.0
Other Americas	3.7	4.1	(0.4)	17.2	14.0	3.2
Europe, Middle East and Africa	48.5	43.4	5.1	150.6	136.7	13.9
Japan	47.2	50.2	(3.0)	130.1	125.6	4.5
Asia	40.9	30.5	10.4	114.1	92.2	21.9

Total revenue	$237.9	$216.1	$21.8	$686.9	$632.4	$54.5

The increase in revenue in Asia is primarily due to the economic growth in the Asia region, resulting in increased business levels and cash collections.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

United States	41%	41%	40%	42%
Other Americas	2%	2%	2%	2%
Europe, Middle East and Africa	20%	20%	22%	22%
Japan	20%	23%	19%	20%
Asia	17%	14%	17%	14%

Total	100%	100%	100%	100%

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Disclosures About Market Risk – Foreign Currency Risk.”
Stock-based Compensation Expense Summary
Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In millions)

Cost of product	$ ----	$ ----	$0.1	$0.1
Cost of services	0.6	0.9	1.6	2.7
Cost of maintenance	0.4	0.6	1.1	1.7
Marketing and sales	2.7	3.3	7.3	9.7
Research and development	4.8	6.8	13.7	21.2
General and administrative	3.5	2.9	9.0	8.3

Total	$12.0	$14.5	$32.8	$43.7

Stock-based compensation expense decreased by $2.5 million during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, and $10.9 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

•	The decrease in the maximum purchase limits under our Employee Stock Purchase Plan, or ESPP, and a lower grant date fair value of purchase rights granted;

•	A decrease in the number of equity awards, including restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock options;

•	A decrease in stock bonuses; and

•	A decrease in expense for restricted stock and stock options primarily due to lower grant date fair values because of a lower grant date stock price.
Cost of Revenue

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	Change	2010	2009	Change
	(In millions)

Product	$10.8	$6.4	$4.4	$23.2	$23.8	$(0.6)
Services	$19.1	$21.1	$(2.0)	$62.6	$69.6	$(7.0)
Maintenance	$10.0	$11.1	$(1.1)	$31.8	$35.4	$(3.6)
The following table shows cost of revenue as a percentage of related revenue for the three and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Product	9%	7%	7%	8%
Services	80%	79%	83%	83%
Maintenance	10%	12%	12%	13%
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
A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In millions)

Product related costs	$8.6	$5.8	$19.8	$20.1
Amortization of acquired intangibles	2.2	0.6	3.4	3.7

Total Cost of product	$10.8	$6.4	$23.2	$23.8

Product related costs increased during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, primarily due to an increase in hardware revenue. Amortization of acquired intangibles increased during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, due to amortization of intangible assets associated with the Denali acquisition. There were no material changes in product related costs or amortization of acquired intangibles during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $2.0 million during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, and $7.0 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Salary, benefits and other employee-related costs	$(1.5)	$(3.2)
Stock-based compensation	(0.3)	(1.1)
Professional services	0.2	(1.2)
Other individually insignificant items	(0.4)	(1.5)

	$(2.0)	$(7.0)

Cost of Maintenance
Cost of maintenance includes the cost of customer services, such as telephonic and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. Cost of maintenance decreased by $1.1 million during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, and $3.6 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, primarily due to certain acquired intangible assets becoming fully amortized.
Operating Expenses

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	Change	2010	2009	Change
	(In millions)

Marketing and sales	$76.1	$68.3	$7.8	$222.3	$214.6	$7.7
Research and development	97.3	88.0	9.3	278.6	273.4	5.2
General and administrative	25.1	28.7	(3.6)	65.0	101.3	(36.3)

Total operating expenses	$198.5	$185.0	$13.5	$565.9	$589.3	$(23.4)

The increase in our operating expenses during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, is primarily due to higher employee-related costs, including the additional costs related to our acquisition of Denali. These costs include ongoing Denali operating expenses and expenses related to deferred Denali acquisition payments. We recorded operating expenses of $5.3 million related to these deferred Denali acquisition payments during the three months ended October 2, 2010. See Note 3 to our Condensed Consolidated Financial Statements for additional details regarding the deferred Denali acquisition payments.

The decrease in our operating expenses during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, is primarily due to the decrease in bad debt expense. Bad debt expense decreased by $35.2 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the prior year period increase in our allowance for doubtful accounts of $22.1 million as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of $13.1 million of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts.
The following table shows operating expenses as a percentage of total revenue for the three and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Marketing and sales	32%	32%	32%	34%
Research and development	41%	41%	41%	43%
General and administrative	11%	13%	9%	16%
Marketing and Sales
Marketing and sales expense increased by $7.8 million during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, and by $7.7 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Salary, commissions, benefits and other employee-related costs	$7.4	$10.9
Other discretionary spending	0.7	3.0
Facilities and other infrastructure costs	(0.2)	(1.4)
Depreciation	(0.4)	(4.2)
Stock-based compensation	(0.6)	(2.4)
Other individually insignificant items	0.9	1.8

	$7.8	$7.7

Marketing and sales expense is expected to increase during the remainder of fiscal 2010, as compared to the same period in fiscal 2009, due to higher employee-related costs, including commissions, primarily resulting from improving business levels, as compared to business levels in the same period in fiscal 2009.

Research and Development
Research and development expense increased by $9.3 million during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, and by $5.2 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Salary, benefits and other employee-related costs	$15.6	$20.5
Computer equipment lease costs and maintenance costs associated with third-party software	(1.2)	(3.6)
Stock-based compensation	(2.0)	(7.5)
Other Discretionary	(4.2)	(4.5)
Other individually insignificant items	1.1	0.3

	$9.3	$5.2

Salary, benefits and other employee-related costs included in Research and development expense include operating expenses associated with deferred Denali acquisition payments. We recorded Research and development expense of $5.1 million related to these deferred Denali acquisition payments during the three months ended October 2, 2010 and $5.8 million during the nine months ended October 2, 2010. We expect to record approximately $4.0 million of expense related to the deferred Denali acquisition payments during the fourth quarter of 2010. See Note 3 to our Condensed Consolidated Financial Statements for additional details regarding the deferred Denali acquisition payments.
General and Administrative
General and administrative expense decreased by $3.6 million during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, and by $36.3 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

	Change
	Three Months	Nine Months
	Ended	Ended
	(In millions)

Bad debt expense	$(1.8)	$(35.2)
Impairment of property, plant, and equipment	(2.1)	(5.6)
Salary, benefits and other employee-related costs	(0.9)	5.0
Facilities and other infrastructure costs	(0.8)	(2.6)
Other individually insignificant items	2.0	2.1

	$(3.6)	$(36.3)

Bad debt expense decreased by $35.2 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the prior year period increase in our allowance for doubtful accounts of $22.1 million as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and the current year release of $13.1 million of the reserve as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts. See Note 7 to our Condensed Consolidated Financial Statements for additional details regarding our allowance for doubtful accounts.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
	2010	2009	Change	2010	2009	Change
	(In millions)

Amortization of acquired intangibles	$4.5	$2.7	$1.8	$9.7	$8.7	$1.0
Amortization of acquired intangibles increased by $1.8 million during the three months ended October 2, 2010, as compared to the three months ended October 3, 2009, and $1.0 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, primarily due to amortization of intangibles acquired during the nine months ended October 2, 2010.
Restructuring and Other Charges (Credits)
We have initiated multiple restructuring plans since 2001, including the 2009 Restructuring Plan, which includes restructuring activities initiated during the second quarter of fiscal 2009, as well as restructuring activities initiated during the fourth quarter of fiscal 2009. The $1.7 million credit to Restructuring and other charges (credits) during the three months ended October 2, 2010 was primarily due to certain severance and related benefits costs that were less than previously estimated.
The $3.1 million credit to Restructuring and other charges (credits) during the nine months ended October 2, 2010 was primarily due to a $3.6 million credit for severance and related benefits costs that were less than previously estimated, partially offset by charges of $0.4 million related to facilities that we vacated during the nine months ended October 2, 2010 and by charges of $0.1 million for assets related to these vacated facilities. See Note 6 to our Condensed Consolidated Financial Statements for additional details of these restructuring plans.
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

Interest Expense
The components of Interest expense for the three and nine months ended October 2, 2010 and October 3, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In millions)

Contractual cash interest expense:
Convertible Senior Notes	$1.1	$1.8	$4.5	$5.4
2015 Notes	2.3	----	2.7	----
Amortization of debt discount:
Convertible Senior Notes	3.1	4.9	12.9	14.5
2015 Notes	3.2	----	3.8	----
Amortization of deferred financing costs:
Convertible Senior Notes	0.3	0.4	1.1	1.2
2015 Notes	0.4	----	0.5	----
Other interest expense	0.1	0.2	0.4	0.5

Total interest expense	$10.5	$7.3	$25.9	$21.6

The increase in interest expense for the three and nine months ended October 2, 2010, when compared to the same periods in 2009 is due to interest expense related to the 2015 Notes. See Note 2 to our Condensed Consolidated Financial Statements for additional details of the 2015 Notes.
Other Income (Expense), net
Other income (expense), net, for the three and nine months ended October 2, 2010 and October 3, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In millions)

Interest income	$0.3	$0.3	$0.9	$2.1
Gains on sale of non-marketable securities	0.1	----	4.9	----
Gains (losses) on trading securities in the non-qualified deferred compensation trust	(1.9)	3.6	0.2	(4.3)
Gains (losses) on foreign exchange	(1.3)	(0.9)	0.9	1.5
Equity losses from investments	----	(0.1)	(0.1)	(0.4)
Write-down of investments	----	(0.6)	(1.5)	(5.2)
Loss on early extinguishment of debt	----	----	(5.3)	----
Other income (expense)	(0.1)	0.6	----	0.5

Total other income (expense), net	$(2.9)	$2.9	$ ----	$(5.8)

During the nine months ended October 2, 2010, we recorded gains totaling $4.9 million for five cost method investments that were liquidated.
We determined that certain of our non-marketable securities were other-than-temporarily impaired and we wrote down such investments by $1.5 million during the nine months ended October 2, 2010, $0.6 million during the three months ended October 3, 2009 and $5.2 million during the nine months ended October 3, 2009.

We repurchased a portion of our Convertible Senior Notes and recorded a loss for the early extinguishment of debt during the nine months ended October 2, 2010. See Note 2 to our Condensed Consolidated Financial Statements for additional details of this loss.
Income Taxes
The following table presents the Provision (benefit) for income taxes and the effective tax rate for the three and nine months ended October 2, 2010 and October 3, 2009:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(In millions, except percentages)

Provision (benefit) for income taxes	$(143.2)	$(0.4)	$(192.7)	$12.0
Effective tax rate	869.8%	3.1%	662.2%	(8.6)%
Our benefit for income taxes for the three months ended October 2, 2010 is primarily because of the decrease in net unrecognized tax benefits and accrued interest of $148.3 million as a result of the effective settlement of certain tax matters with the IRS in August 2010. Our benefit for income taxes for the nine months ended October 2, 2010 is primarily due to the effective settlement with the IRS and the release of approximately $66.7 million of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities related to the acquisition of intangibles with Denali. Our negative effective tax rate for the nine months ended October 3, 2009 was primarily due to the recognition of period-specific tax expense which was partially offset by the tax benefit of the fiscal 2009 United States federal net operating loss that can be utilized in prior years combined with a Loss before provision (benefit) for income taxes for the nine months ended October 3, 2009.
We expect to recognize a benefit for income taxes for fiscal 2010, primarily due to the effective settlement with the IRS and the release of valuation allowance against our deferred tax asset because of the recognition of deferred tax liabilities related to the acquisition of intangibles with Denali. We also expect to have a Loss before provision (benefit) for income taxes for fiscal 2010.
The IRS and other tax authorities regularly examine our income tax returns and we have received Revenue Agent’s Reports, or RARs, indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our income taxes, including the status of the IRS examinations and unrecognized tax benefits, see Note 8 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	As of
	October 2,	January 2,
	2010	2010	Change
	(In millions)

Cash, cash equivalents and Short-term investments	$511.7	$571.3	$(59.6)
Net working capital	$361.3	$452.8	$(91.5)

	Nine Months Ended
	October 2,	October 3,
	2010	2009	Change
	(In millions)

Cash provided by operating activities	$142.1	$24.7	$117.4
Cash used for investing activities	$(279.6)	$(47.6)	$(232.0)
Cash provided by financing activities	$67.8	$21.3	$46.5
Cash and Cash Equivalents and Short-term Investments
As of October 2, 2010, our principal sources of liquidity consisted of $511.7 million of Cash and cash equivalents and Short-term investments, as compared to $571.3 million as of January 2, 2010.
Our primary sources of cash in the nine months ended October 2, 2010 were:
•	Customer payments under software and IP licenses and from the sale or lease of our hardware products;

•	Customer payments for maintenance provided on our software and hardware products;

•	Customer payments for engineering services;

•	Proceeds from the issuance of our 2015 Notes;

•	Proceeds from the sale of our 2015 Warrants;

•	Proceeds from the sale of long-term investments; and

•	Cash received for common stock purchases under our employee stock purchase plan.
Our primary uses of cash in the nine months ended October 2, 2010 were:
•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;

•	Payments to former shareholders of acquired businesses, net of cash acquired, including Denali;

•	Repurchases of a portion of our Convertible Senior Notes;

•	Payments made to purchase the 2015 Notes Hedges;

•	Purchases of treasury stock; and

•	Purchases of property, plant and equipment.
We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital
Net working capital decreased by $91.5 million as of October 2, 2010, as compared to January 2, 2010, due to the following:

Change
(In millions)

Increase in Current portion of deferred revenue	$(60.9)
Decrease in Cash and cash equivalents	(60.1)
Increase in Prepaid expenses and other	25.3
Other individually insignificant items	4.2

$(91.5)

Cash Flows from Operating Activities
Net cash from operating activities increased by $117.4 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

Change
(In millions)

Net income (loss), net of non-cash related items	$195.8
Changes in operating assets and liabilities, net of effect of acquired businesses	(72.6)
Proceeds from the sale of receivables, net	(5.8)

$117.4

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
As of October 2, 2010, approximately one-third of our total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net. As of January 2, 2010, approximately half of our total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net.
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
As of October 2, 2010, we had made payments in connection with the 2009 Restructuring Plan in the amount of $30.5 million and we expect to pay an additional amount of $0.6 million, of which $0.4 million is for termination benefits. We expect substantially all termination benefits related to the 2009 Restructuring Plan to be paid by April 3, 2011.

We expect to pay $9.5 million in deferred Denali acquisition payments during the fourth fiscal quarter of 2010. See Note 3 to our Condensed Consolidated Financial Statements for additional details regarding the deferred Denali acquisition payments.
Cash Flows from Investing Activities
Our primary investing activities consisted of:
•	Cash paid in business combinations and asset acquisitions, net of cash acquired;

•	Purchases of property, plant and equipment; and

•	Proceeds from the sale of long-term investments.
Net cash from investing activities decreased by $232.0 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

Change
(In millions)

Cash paid in business combinations and asset acquisitions, net of cash acquired	$(242.0)
Proceeds from the sale of long-term investments	10.3
Other individually insignificant items	(0.3)

$(232.0)

In connection with our acquisitions completed before October 2, 2010, we may be obligated to pay up to an aggregate of $16.4 million in cash during the next 30 months if certain defined performance goals are achieved in full, of which $9.5 million would be expensed in our Condensed Consolidated Statements of Operations.
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

Net cash from financing activities increased by $46.5 million during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009, due to the following:

Change
(In millions)

Proceeds from issuance of 2015 Notes, net of initial purchasers’ fees	$340.2
Proceeds from sale of 2015 Warrants	37.5
Tax effect related to employee stock transactions allocated to equity	(9.7)
Proceeds from the issuance of common stock	(14.6)
Purchases of treasury stock	(40.0)
Purchase of 2015 Notes Hedges	(76.6)
Repurchase of Convertible Senior Notes	(187.2)
Other individually insignificant items	(3.1)

$46.5

During the nine months ended October 2, 2010, we paid $9.7 million of taxes related to employee stock transactions. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of this payment.
The decrease in Proceeds from the issuance of common stock during the nine months ended October 2, 2010 as compared to the nine months ended October 3, 2009 is primarily due to decreased purchase limits under our ESPP, which became effective during fiscal 2009.
When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are treasury stock gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in the Condensed Consolidated Balance Sheets. We recorded losses on the re-issuance of treasury stock of $85.7 million during the nine months ended October 2, 2010, as compared to $209.2 million during the nine months ended October 3, 2009.
As of October 2, 2010, we have $814.4 million remaining under the stock repurchase programs authorized by our Board of Directors. See Note 11 to our Condensed Consolidated Financial Statements.
Other Factors Affecting Liquidity and Capital Resources
Income Taxes
We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. As of January 2, 2010, we had recognized a deferred tax liability of $34.7 million related to $67.9 million of earnings from certain of our foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which we have previously made a provision for income tax. We repatriated $62.9 million of the $67.9 million during the nine months ended October 2, 2010, which resulted in cash tax payments of approximately $1.9 million.
We intend to indefinitely reinvest approximately $79.0 million of undistributed earnings of our foreign subsidiaries as of January 2, 2010, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $35.3 million as of January 2, 2010.

We determined that uncertain tax positions that were subject to the IRS examination of our federal income tax returns for the tax years 2000 through 2002 were effectively settled during the three and nine months ended October 2, 2010. In prior periods, we made cash deposits of approximately $8.9 million to the IRS to cover tax liabilities related to this settlement. We expect to make additional tax payments, net of tax refunds to be received, of approximately $1.0 million to the IRS and to various state and local tax authorities in connection with this settlement.
During the nine months ended October 2, 2010, we released $66.7 million of valuation allowance against our deferred tax assets primarily due to the acquisition accounting for intangibles acquired with Denali. This release of the valuation allowance does not impact our current or future cash position.
The IRS and other tax authorities regularly examine our income tax returns and we have received RARs indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our Income taxes and the status of the IRS examinations, see Note 8 to our Condensed Consolidated Financial Statements.
2.625% Cash Convertible Senior Notes Due 2015
In June 2010, we issued $350.0 million principal amount of the 2015 Notes. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges with various parties to reduce the potential cash outlay from the cash conversion of the 2015 Notes and intended to mitigate the negative effect such cash conversion may have on the price of our common stock. In separate transactions, we sold the 2015 Warrants to various parties. The 2015 Notes mature on June 1, 2015, and will be paid in cash at maturity. As of October 2, 2010, none of the conditions allowing the holders of the 2015 Notes to convert the 2015 Notes into cash had been met. For additional description of the 2015 Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
In December 2006, we issued $250.0 million principal amount of the 2011 Notes and $250.0 million principal amount of the 2013 Notes. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and intended to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold warrants, or the Convertible Senior Notes Warrants, to various parties. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013, and the principal amounts will be paid in cash at maturity. As of October 2, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
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

Contractual Obligations
As described below, items reported in the Contractual Obligations table in Part II Item 7 of our Annual Report on Form 10-K for the year ended January 2, 2010 have changed materially due to the effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002. See Note 8 to our Condensed Consolidated Financial Statements for additional details of this settlement.
Including the impact of the effective settlement, the current income tax liabilities related to unrecognized tax benefits as of October 2, 2010 were $4.4 million, which we expect to pay within one year.
As of October 2, 2010, the long-term income tax liabilities related to unrecognized tax benefits, including the impact of the effective settlement, disclosed in footnote (2) to the Contractual Obligations table, were $133.4 million, of which we estimate $97.5 million will be settled in the next one to three years and $35.9 million of which we do not consider a contractual obligation because we expect this liability to be offset by available net operating loss and tax credit carryforwards and that future cash payments will not be required to settle this liability. However, the total amounts of income tax payable and the timing of such tax payments may depend upon the resolution of current and future tax examinations that cannot be estimated with certainty.
As of October 2, 2010, the contractual obligations table has also changed materially due to the issuance of the 2015 Notes and the purchase of $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes. Refer to Liquidity and Capital Resources and Note 2 to our Condensed Consolidated Financial Statements for additional details of our convertible notes and the associated contractual obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
Most of our revenue, expenses and material business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and in certain countries, in particular, Japan, where we invoice customers in the local currency, we are adversely affected by a stronger dollar. The primary effect of foreign currency transactions on our results of operations from a weakening United States dollar is an increase in revenue offset by a smaller increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening United States dollar is a reduction in revenue offset by a smaller reduction in expenses.
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
The following table provides information, as of October 2, 2010, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during October and November of 2010.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$20.7	83.08
Indian rupee	12.0	46.36
Chinese renminbi	11.4	6.76
European union euro	9.7	.77
New Taiwan dollar	9.2	31.65
Canadian dollar	8.1	1.02
Hong Kong dollar	7.2	7.77
Israeli shekel	6.7	3.76
Other currencies	5.2

Total	$90.2

Estimated fair value	$1.9

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of October 2, 2010. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of October 2, 2010.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$414.2	0.24%
Cash – variable rate	40.1	0.16%
Cash – fixed rate	16.3	0.84%

Total interest-bearing instruments	$470.6	0.25%

Equity Price Risk
2.625% Cash Convertible Senior Notes Due 2015
In June 2010, we issued $350.0 million principal amount of our 2015 Notes to four initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges with various parties to reduce the potential cash outlay from the cash conversion of the 2015 Notes and intended to mitigate the negative effect such cash conversion may have on the price of our common stock. In separate transactions, we sold the 2015 Warrants to various parties. The 2015 Notes mature on June 1, 2015, and will be paid in cash at maturity. As of October 2, 2010, none of the conditions allowing the holders of the 2015 Notes to convert had been met. For additional description of the 2015 Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into the Convertible Senior Notes Hedges with various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and intended to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold the Convertible Senior Notes Warrants to various parties. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013, and the principal amounts will be paid in cash at maturity. As of October 2, 2010, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
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
Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 6 to our Condensed Consolidated Financial Statements in our Annual Report on Form 10-K for additional details of these investments. Our investment in non-marketable equity securities had a carrying value of $9.3 million as of October 2, 2010 and $15.3 million as of January 2, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2010.
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
Based on their evaluation as of October 2, 2010, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended October 2, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of our common stock. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation. This litigation remains stayed while the parties continue participating in the mediation process. If this mediation process is unsuccessful and the litigation is not resolved through a negotiated settlement, we plan to continue to vigorously defend these consolidated cases and any other securities lawsuits that may be filed. See Note 13 to our Condensed Consolidated Financial Statements for additional details and the status of these complaints.
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
On April 28, 2010, a derivative complaint was filed in the District Court against certain of our current and former directors and officers alleging breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets against all the individual defendants, unjust enrichment against the former executive defendants, and against our independent auditors alleging professional negligence and breach of contract. See Note 13 to our Condensed Consolidated Financial Statements for additional details. Many of the allegations underlying these claims are similar or identical to the allegations in the securities class action lawsuits described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched, as well as allegations that our independent auditors performed allegedly inadequate audits. The complaint seeks unspecified monetary relief, injunctive relief relating to certain corporate governance matters, and attorneys’ costs and fees. On June 28, 2010, the plaintiff dismissed our independent auditors from the case, without prejudice.
On August 17, 2010, two complaints were filed in the District Court against certain of our current and former directors and officers alleging breach of fiduciary duty. See Note 13 to our Condensed Consolidated Financial Statements for additional details.
The parties to the derivative cases filed in fiscal 2008 and the derivative case filed on April 28, 2010 agreed to participate in the mediation and to stay these derivative cases. These cases remain stayed while the parties continue with the mediation process. The derivative cases filed on August 17, 2010 were also stayed by the district court. If these derivative cases do not end in negotiated resolutions, we will respond to the derivative complaints appropriately.
The parties to the derivative cases pending in the Superior Court and the District Court agreed to the mediation and to stay their respective cases. If these derivative cases do not end in negotiated resolutions, we will respond to the two derivative complaints appropriately.
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
We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during the first quarter of fiscal 2010 and the two most recent fiscal years. We may incur an operating loss during fiscal 2010. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% during the three months ended October 2, 2010 and 59% during the three months ended October 3, 2009, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had, and may in the future have, a harmful effect on our revenue or operating results.
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
In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. In October 2010, the Appeals Office of the IRS, or the Appeals Office, provided us with copies of the settlement agreements that were executed by the Appeals Office in August 2010 that resolve the previously disputed 2000 through 2002 tax positions. While we did not receive the final IRS determination of the amount that will be owed by us, we consider the tax positions to be effectively settled, because the IRS has completed its examination procedures and we believe that there is a remote possibility that the IRS will re-examine the settled tax positions.
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
The calculation of our provision (benefit) for income taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision (benefit) for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, including the examination that we consider effectively settled, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.
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
We have a substantial level of debt. As of October 2, 2010, we had outstanding indebtedness with a principal balance of $650.2 million as follows:
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
From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of October 2, 2010, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1,000.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended October 2, 2010:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program *
Period	Purchased *	Per Share	Plan or Program	(In millions)
July 4, 2010 – August 7, 2010	21,347	$6.80	----	$814.4
August 8, 2010 – September 4, 2010	42,548	$6.81	----	$814.4
September 5, 2010 – October 2, 2010	171,563	$7.76	----	$814.4

Total	235,458	$7.50	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.

Item 6. Exhibits
(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.01	Executive Transition and Release Agreement, dated September 24, 2010 between the Registrant and Kevin S. Palatnik					X
10.02	Offer Letter, executed September 24, 2010 between the Registrant and Geoff Ribar					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	October 29, 2010	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	October 29, 2010	By:	/s/ Kevin S. Palatnik

Kevin S. Palatnik
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith

10.01	Executive Transition and Release Agreement, dated September 24, 2010 between the Registrant and Kevin S. Palatnik					X
10.02	Offer Letter, executed September 24, 2010 between the Registrant and Geoff Ribar					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Kevin S. Palatnik, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X