Form 10-K
period 2011-01-01
CADENCE DESIGN SYSTEMS INC
filed 2011-02-24
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 3, 2010 was $1,544,216,296.

On February 5, 2011, approximately 268,485,949 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2011

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

Overview

We develop electronic design automation, or EDA, software, hardware, and silicon intellectual property, or IP. We license software and IP, sell or lease hardware technology and provide engineering and education services throughout the world to help manage and accelerate electronics product development processes. Our customers use our products and services to design and develop complex integrated circuits, or ICs, and electronics systems.

We were organized as a Delaware corporation in June 1988. Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. We use our website at www.cadence.com as a channel for distribution of important information about our company, including news releases and financial information. Our website permits investors to subscribe to e-mail notification alerts when we post new material information on our website. We also make available on our investor relations webpage, free of charge, copies of our SEC filings and submissions, including our proxy statement, as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of our Board of Directors are also posted on the investor relations webpage on our website. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Information on our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

Factors Driving the Electronic Design Automation Industry

In 2009, the semiconductor industry’s sales declined as the global macroeconomic environment was negatively affected by decreased consumer spending, high unemployment, and restrained corporate spending. During this period, electronics companies faced increased financial pressures, in addition to the traditional challenges of cost, quality, innovation and time-to-market associated with development of highly complex electronics systems and integrated circuit, or IC, products. In 2010, the semiconductor industry grew significantly as consumer demand for electronic products improved as global economic conditions improved. While the EDA industry benefited from this improved environment, EDA customers remained cautious about making substantial new EDA expenditures. The semiconductor industry is forecasted to grow modestly in 2011, and we believe that spending on EDA offerings may also grow modestly as customers invest in new projects.

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

Our offerings address many of the challenges associated with developing unique silicon circuitry, integrating original circuitry with IP developed by third parties to create SoCs, and combining ICs and SoCs with software to create electronic systems. Our strategy is to provide our customers with the ability to address the broad range of issues that arise at the silicon, SoC, and system levels. In 2010, we published our vision for the industry, called EDA360, which describes in detail the challenges and opportunities in EDA. The acquisition of Denali Software, Inc., or Denali, supports multiple aspects of our strategy to address customer challenges. The most significant issues that our customers face in creating their products include optimizing energy consumption, manufacturing microscopic circuitry, verifying device functionality, and achieving technical performance targets, all while meeting aggressive cost requirements.

These issues are becoming more complex as requirements for performance, size, cost, and features evolve across the full spectrum of electronics products, such as smart phones, tablets, televisions, communications and internet infrastructure, and computing platforms. Providers of EDA solutions must deliver products that address these technical challenges while improving the productivity, predictability, reliability and profitability of the design processes and products of their customers.

Products and Product Strategy

Our products are engineered to improve our customers’ design productivity and design quality by providing a comprehensive set of EDA tools and a differentiated portfolio of IP. Product revenues include all fees earned from granting licenses to use our software and IP, and from sales and leases of our hardware products, and exclude revenues derived from maintenance and services. See “Product Licensing Arrangements” for a discussion of our license types.

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

Our Product revenue was $471.6 million, or 50% of our total revenue, during fiscal 2010, $400.8 million, or 47% of our total revenue, during fiscal 2009 and $516.6 million, or 50% of our total revenue, during fiscal 2008. For an additional description of our Product revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Functional Verification

Functional Verification products are used by our customers to efficiently and effectively verify that the circuitry they have designed will perform as intended. This is accomplished in advance of actually manufacturing the circuitry, which reduces the risk of discovering an error in the completed product. Our offerings are comprised of two major categories: Logic Verification and System Design and Verification.

Our Logic Verification offering consists of planning, property checking, testbench simulation, verification IP, and environment capabilities within the Incisive functional verification platform. This offering enables our customers to employ methodology-driven enterprise-level verification process automation, including metric-driven verification planning, process tracking and management that allow the coordination of verification activities across multiple teams and various specialists for rapid verification planning and closure.

Our System Design and Verification offerings consist of hardware-assisted verification with emulation and acceleration, including the verification computing platform Palladium® XP, Palladium® and Xtreme® platforms, system-level design capabilities, verification IP, estimation of SoC cost and performance, consulting services, and methodologies that provide customers with automation for hardware-software verification and effective system design. In addition, this offering provides system power exploration, analysis and optimization. The QuickCycles® program allows customers access to our simulation acceleration and emulation products, either on their secure internet site or remotely over a high-speed, secure network connection.

The products obtained through the acquisition of Denali, including verification IP, memory models, and design IP, are included in this category of our offerings.

Digital IC Design and Implementation

Digital IC offerings are used by our customers to create logical representations of a digital circuit or IC that can be verified for correctness prior to manufacturing. Once verified, the logical representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. Our Digital IC offerings include two major categories: Logic Design and Physical Implementation.

Our Logic Design offering is comprised of formal verification, equivalency checking, synthesis and test capabilities within the Encounter digital IC design platform and property checking, simulation, and environment capabilities within the Incisive functional verification platform. This offering provides chip planning, design, verification and test technologies and services to customers across all digital design end markets. Logic Design capabilities are aggregated into solutions that address our customers’ needs in areas such as power efficiency and advanced process nodes.

Our Physical Implementation offering is comprised of a range of the Encounter digital IC design platform capabilities. The Physical Implementation offering includes timing analysis, signal integrity, power analysis, extraction, physical verification, and place and route capabilities within the Encounter digital IC design platform. This offering enables customers to create a physical representation of logic models, analyze electrical and physical characteristics of a design and prepare a design for manufacturing.

Custom IC Design and Verification

Custom IC Design and Verification offerings are used by our customers to create schematic representations of circuits down to the transistor level for analog, mixed-signal, custom digital, memory and RF designs. These logical representations are verified using simulation tools optimized for each type of design. The offering includes the environment, IC layout and simulation capabilities within the Virtuoso custom design platform. Other tools in the Custom IC portfolio are used to prepare the designs for manufacturing.

System Interconnect Design

Our System Interconnect Design offerings are used by our customers to develop PCBs and IC packages. The offerings include the following capabilities within the Allegro system interconnect design platform: PCB, IC package, SiP, design management and collaboration. Certain offerings also include the simulation capability within the Virtuoso custom design platform. These offerings enable engineers who are responsible for the capture, layout and analysis of advanced PCB and IC packages to design high-performance electronic products across the domains of IC, IC package and PCB, to increase functional density and to manage design complexity while reducing cost and time to market. For the mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is marketed worldwide through a network of resellers.

Design for Manufacturing

With the advent of silicon manufacturing technologies at geometries of 65 nanometer and below, our customers are increasingly concerned about the manufacturability and yield of their designs. The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Our strategy is to integrate DFM awareness into our core design platforms of Encounter Digital IC and Virtuoso Custom IC. Some of our DFM capabilities include electrical and physical lithography checking, chemical-mechanical polishing analysis and optimization, pattern matching and optical proximity checking.

Our primary focus in DFM is to address manufacturing effects as early in the product development process as possible. As a result, we are enhancing the DFM awareness of our core Encounter Digital IC and Virtuoso Custom IC product offerings. In addition to upstream integration of DFM technologies, we also offer stand-alone DFM products.

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

Maintenance

Customer service and support is critical to the adoption and successful use of our products. We provide our customers with technical support to facilitate their use of our software, IP and hardware solutions.

We offer maintenance to our customers as an integral, non-cancelable component of our subscription and most term license agreements, as a component of certain other term license agreements subject to annual renewal, or as a separate agreement subject to annual renewal for our perpetual license customers.

Our Maintenance revenue was $363.5 million, or 39% of our total revenue, during fiscal 2010, $345.3 million, or 40% of our total revenue, during fiscal 2009 and $388.5 million, or 37% of our total revenue, during fiscal 2008. For an additional description of our Maintenance revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Services

We offer a number of fee-based services, including engineering and education services. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products.

Our Services revenue was $100.9 million, or 11% of our total revenue, during fiscal 2010, $106.5 million, or 13% of our total revenue, during fiscal 2009 and $133.5 million, or 13% of our total revenue, during fiscal 2008. For an additional description of our Services revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We offer engineering capabilities to assist customers from product concept to volume manufacturing. We leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to improve the productivity of our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourcing, consultative and collaborative offerings. Our Virtual Computer-Aided Design offering enables our engineering teams at one or more of our locations to collaborate with our customers’ teams located elsewhere in the world during the course of their design and engineering projects through a secure network infrastructure. We also make our design IP portfolio available to customers as part of our technology and services solutions. These reusable design and methodology components enable us to efficiently deliver our services and allow our customers to reduce the design complexity and time to market when developing complex SoCs.

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

Marketing and Sales

We generally market our products and provide maintenance and services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, direct mail, trade shows, public relations and the internet. We selectively utilize value added resellers to broaden our reach and reduce cost of sales. All OrCAD and selected Incisive products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.

Product Licensing Arrangements

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

We offer a delivery mechanism for term and subscription licenses called eDA Cards. eDA cards have an overall value amount that customers draw down against as they select specific products that are priced based on the particular duration of use the customer desires. The selection and licensing of the specific products is accomplished through an automated on-line system. The card expires when its total value is consumed by the customer, or on the pre-determined expiration date, whichever comes first. There are two types of eDA Cards. An eDA Gold Card is a term license that enables a customer to access a predetermined list of existing products. An eDA Platinum Card is a subscription license that enables a customer limited access to existing and new technology.

We generally license our IP under nonexclusive license agreements that provide usage rights for specific applications. Fees under these licenses are typically charged on a per design basis. We also sell and lease our hardware products.

For a further description of our license agreements, revenue recognition policies and results of operations, please refer to the discussion under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

Our backlog as of January 1, 2011 was approximately $1.7 billion, as compared to approximately $1.6 billion as of January 2, 2010, and consists of revenue to be recognized in fiscal periods after January 1, 2011 for fully executed arrangements with effective dates no later than April 2, 2011, which is the last day of our first quarter of fiscal 2011, and from a variety of license types, which generally include, but are not limited to:

•	Licenses for software products and IP;
•	Sale or lease of hardware;
•	Maintenance contracts on hardware and software products;
•	Orders for hardware and software products sold on perpetual and term licenses on which customers have delivery dates after January 1, 2011;
•	Licenses with payments that are outside our customary terms; and
•	The undelivered portion of engineering services contracts.

The substantial majority of our backlog is generated by our product and maintenance businesses because customer licenses generally include both product and maintenance components. Historically, we have not experienced significant cancellations of our contracts with customers. However, we occasionally reschedule the required completion dates of engineering services contracts, deferring revenue recognition under those contracts beyond the original anticipated completion date. Changes in customer license types or payment terms also can affect the timing of revenue recognition. During fiscal 2010, approximately 75% of our revenue came from orders in backlog as of January 2, 2010. We expect approximately 80% of our fiscal 2011 revenue to come from our backlog as of January 1, 2011.

Revenue Seasonality

In the third quarter of fiscal 2008, we began transitioning to a license mix that includes a higher proportion of arrangements requiring ratable revenue recognition. Prior to this transition, revenue was generally lowest in our first quarter and highest in our fourth quarter, with a material decline between the fourth quarter of one year and the first quarter of the following year. However, the transition to a more ratable license mix means that revenue may no longer follow our historical quarterly pattern.

Research and Development

Our investment in research and development was $376.4 million during fiscal 2010, $354.7 million during fiscal 2009 and $457.9 million during fiscal 2008.

The primary areas of our research and development include SoC design, the design of silicon devices, high-performance IC packaging, SiP and PCB design, system-level modeling and verification, high-performance logic verification technology, IP and hardware/software co-verification. The electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, so we make significant investments in enhancing our current products, as well as creating new products and technologies and integrating those products and technologies together into segmented solutions.

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

Manufacturing and Software Distribution

We perform final assembly and testing of our verification, acceleration and emulation hardware products at our headquarters in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual PCBs and custom ICs, and supply them for qualification and testing before their incorporation into the assembled product.

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

Competition

We compete in EDA software products and maintenance primarily with three companies: Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc. We also compete with numerous smaller EDA companies, with manufacturers of electronic devices that have developed or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of IP, we compete with Synopsys, Inc. and numerous smaller IP companies. We generally compete on the basis of quality, product features, level of integration or compatibility with other tools, price, payment terms and maintenance offerings.

It is our strategy to use engineering services as a differentiator to further promote our products and maintenance businesses. Certain competitive factors in the engineering services business as described herein differ from those of the products and maintenance businesses. While we do compete with other EDA companies in the engineering services business, our principal competitors include independent engineering service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. We compete with these companies by focusing on the design of complex analog, digital and mixed-signal ICs and SoCs.

International Operations

We have 48 sales offices, design centers and research and development facilities, approximately two-thirds of which are located outside of the United States. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For an additional description of our international operations, see the discussion under the heading “The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition” under Item 1A, “Risk Factors” and Note 21 to our Consolidated Financial Statements.

Employees

As of January 1, 2011, we employed approximately 4,600 individuals, including approximately 95 employees whose positions were eliminated in restructuring activities announced in the first quarter of fiscal 2011.

Executive Officers of the Registrant

The following table provides information regarding our executive officers as of February 24, 2011:

Name	Age	Positions and Offices

Lip-Bu Tan	51	President, Chief Executive Officer and Director
John J. Bruggeman II	49	Senior Vice President and Chief Marketing Officer
Thomas A. Cooley	49	Senior Vice President, Worldwide Field Operations
James J. Cowie	46	Senior Vice President, General Counsel and Secretary
Chi-Ping Hsu	55	Senior Vice President, Research and Development
Charlie Huang	47	Senior Vice President and Chief Strategy Officer
Nimish H. Modi	48	Senior Vice President, Research and Development
Geoffrey G. Ribar	52	Senior Vice President and Chief Financial Officer

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

LIP-BU TAN has served as President and Chief Executive Officer of Cadence since January 2009. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan also serves as a director of Flextronics International Ltd., Inphi Corporation, Semiconductor Manufacturing International Corporation and SINA Corporation.

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

THOMAS A. COOLEY has served as Senior Vice President, Worldwide Field Operations of Cadence since October 2008. From March 1995 to October 2008, Mr. Cooley held several sales related positions at Cadence, most recently as Corporate Vice President of Sales for North America, Europe, Middle East and Africa, or EMEA, and India.

JAMES J. COWIE has served as Senior Vice President and General Counsel of Cadence since April 2008 and Secretary of Cadence since May 2008. From August 2000 to March 2008, Mr. Cowie held several positions at Cadence, most recently as Corporate Vice President — Business Development, Associate General Counsel and Assistant Secretary.

CHI-PING HSU has served as Senior Vice President, Research and Development of Cadence since November 2008. From April 2003 to November 2008, Mr. Hsu held several positions at Cadence, most recently as Corporate Vice President, IC Digital and Power Forward. Before joining Cadence, Mr. Hsu served as President and Chief Operating Officer of Get2Chip Inc., a supplier of high-performance system-on-chip synthesis that was acquired by Cadence in April 2003. Mr. Hsu also serves as a director of MoSys, Inc.

CHARLIE HUANG has served as Senior Vice President and Chief Strategy Officer of Cadence since January 2009. Since April 2010, Mr. Huang has also served as Chief of Staff. From April 2007 to January 2009, Mr. Huang served as Senior Vice President — Business Development of Cadence. Mr. Huang was General Partner at Telos Venture Partners, a Cadence-affiliated venture capital firm, from 2004 to 2005. From 2001 to March 2007, Mr. Huang held several positions at Cadence in engineering management and business development. Before joining

Cadence, Mr. Huang co-founded and was Chief Executive Officer of CadMOS Design Technology, Inc., an EDA company that was acquired by Cadence in 2001.

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

GEOFFREY G. RIBAR has served as Senior Vice President and Chief Financial Officer of Cadence since November 2010. Before joining Cadence in October 2010, Mr. Ribar served as Chief Financial Officer of Telegent Systems, Inc., a semiconductor company, from May 2008 to October 2010. From January 2006 to April 2008, Mr. Ribar served as Chief Financial Officer at SiRF Technology, Inc., a semiconductor company that was acquired by CSR plc in 2009. Mr. Ribar served as Chief Financial Officer at other semiconductor companies including Asyst Technology, Inc., Matrix Semiconductor, Inc., and nVidia Corporation. Mr. Ribar also held various positions including Corporate Controller at Advanced Micro Devices, Inc., a microchip manufacturing company.

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

The IC and electronics systems industries experienced significant challenges in 2008 and 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. The economic downturn in 2008 and 2009 was characterized by diminished product demand, production overcapacity, high inventory levels and significant decreases in average selling prices. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2008 and 2009, as compared to our revenue in 2007. Although the semiconductor industry experienced growth in 2010, and is expected to grow modestly in 2011, we believe that spending on EDA products and services may grow more slowly than the semiconductor industry as a whole in 2011.

We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.

We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during fiscal 2008 and fiscal 2009, we recorded net income in 2010, and we may incur a net loss in the future. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.

Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses that include a stated annual maintenance renewal rate is recognized upon the later of the effective date of the arrangement or delivery of the software product. Product revenue associated with term licenses that do not include a stated annual maintenance renewal rate and Product revenue associated with subscription licenses is recognized over multiple periods during the term of the license. Revenue may also be deferred until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is affected by the timing of license renewals, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers. These changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a substantial proportion of licenses require ratable revenue recognition, and we expect the license mix, combined with the modest growth in spending by our customers in the semiconductor sector, may make it difficult for us to significantly increase our revenue in future fiscal periods.

We plan operating expense levels primarily based on forecasted revenue levels. These expenses and the effect of long-term commitments are relatively fixed in the short term. In addition, revenue levels are harder to forecast in a difficult economic environment. If the macroeconomic environment weakens, and we experience a shortfall in revenue, our operating results could differ from our expectations because we may not be able to quickly reduce our expenses in response to short-term business changes.

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

The industries in which we compete experience rapid technology developments, changes in industry standards and customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing the following trends:

•	Migration to nanometer design — the continuous shrinkage of the size of process features and other features, such as wires, transistors and contacts on ICs, due to the ongoing advances in the semiconductor manufacturing processes — represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinking transistor sizes are challenging the industry in the application of more complex physics and chemistry in order to produce advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows.
•	The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs or SoCs. The lack of availability of a broad range of high-quality design IP (including our own) that can be reliably incorporated into a customer’s design with our software products and services could lead to reduced demand for our products and services.
•	Increased technological capability of the Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services.
•	A growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products.

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

The market price of our common stock has experienced significant fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including, but not limited to:

•	Announcements of our quarterly operating results and revenue and earnings forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;
•	Changes in our orders, revenue or earnings estimates;
•	Announcements of a restructuring plan;
•	Changes in management;
•	A gain or loss of a significant customer or market segment share;
•	Material litigation;
•	Announcements of new products or acquisitions of new technologies by us, our competitors or our customers; and
•	Market conditions in the IC, electronics systems and semiconductor industries.

In addition, equity markets in general, and the equities of technology companies in particular, have experienced extreme price and volume fluctuations. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.

Litigation could adversely affect our financial condition or operations.

We are currently, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We are also currently engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 3, “Legal Proceedings” and Note 15 to our Consolidated Financial Statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

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

The EDA industry and the commercial electronics engineering services industry are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results or financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We must also gain industry acceptance for our engineering services and offer better strategic concepts, technical solutions, prices and response time, or a combination of these factors, than those of our competitors and the internal design departments of electronics manufacturers. We may not be able to compete successfully in these industries. Factors that could affect our ability to succeed include:

•	The development by others of competitive EDA products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;
•	Decisions by electronics manufacturers to perform engineering services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
•	The challenges of developing (or acquiring externally-developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;
•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price or at all; and
•	The combination of two or more of our EDA competitors or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.

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

In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may continue to use contingent purchase price payments in connection with acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business or the employees who joined us with the acquired business of certain specified orders, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

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

There are numerous EDA product-related patents. New patents are being issued at a rapid rate and are owned by EDA companies as well as entities and individuals outside the EDA industry. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights.

Intellectual property infringement claims, including defense reimbursement obligations related to third party claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:

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

Generally, we have a long sales cycle that can extend up to six months or longer. The complexity and expense associated with our products and services generally require a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.

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

United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. A change in these or other principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% during fiscal 2010, 57% during fiscal 2009 and 58% during fiscal 2008, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

Fluctuations in the rate of exchange between the United States dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the United States dollar, it takes more of the foreign currency to purchase the same amount of United States dollars than before the change. If we price our products and services in the foreign currency, we receive fewer United States dollars than we did before the change. If we price our products and services in United States dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the United States dollar, it takes more United States dollars to purchase the same amount of the foreign currency. As we use the foreign currency to pay for payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses.

Exposure to foreign currency transaction risk can arise when transactions are conducted in a currency different from the functional currency of one of our subsidiaries. A subsidiary’s functional currency is generally the currency in which it primarily conducts its operations, including product pricing, expenses and borrowings. Although we attempt to reduce the effect of foreign currency fluctuations, significant exchange rate movements may hurt our results of operations as expressed in United States dollars.

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

We have substantial cash requirements in the United States, but a significant portion of our cash is held and generated outside of the United States, and if our cash available in the United States is insufficient to meet our operating expenses and debt repayment obligations in the United States, then we may be required to raise cash in ways that could negatively affect our financial condition, results of operations and the market price of our common stock.

We have significant operations outside the United States. As of January 1, 2011, approximately one third of our Cash and cash equivalents balance was held in accounts in the United States, with the remainder of the balance held in accounts outside of the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash are insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.

Our operating results could be adversely affected as a result of changes in our effective tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Changes in tax laws or the interpretation of such tax laws, including potential United States and international tax reforms;
•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;
•	Changes in the valuation allowance against our deferred tax assets;
•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition, or change in measurement of a tax position taken in a prior period;
•	Increases to interest or penalty expenses classified in the financial statements as income taxes;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the Internal Revenue Service, or IRS and state and foreign tax authorities.

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

In July 2006, the IRS completed its field examination of our federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of approximately $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be approximately $318.0 million. In October 2010, the Appeals Office of the IRS, or the Appeals Office, provided us with copies of the settlement agreements executed by the Appeals Office in August 2010 that resolved the previously disputed 2000 through 2002 tax positions. While we did not receive the final IRS determination of the amount of tax and interest that we owe prior to January 1, 2011, we consider the tax positions to be effectively settled, because the IRS has completed its examination procedures and we believe that there is a remote possibility that the IRS will re-examine the settled tax positions.

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS reduced the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in its examinations of other tax years. We have filed a timely protest with the IRS and are seeking resolution of the issues through the Appeals Office. We believe that the proposed IRS adjustments for the tax years 2003 through 2005 are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments, although there can be no assurance that we will prevail.

The RARs are not final Statutory Notices of Deficiency, but the IRS imposes interest on the proposed deficiencies until the matters are resolved. Interest is compounded daily at rates published and adjusted quarterly by the IRS and have been between 4% and 10% since 2001.

The calculation of our provision (benefit) for income taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision (benefit) for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, including the examination of the tax years 2000 through 2002 that we consider to be effectively settled, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods.

Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and changes to these rules and results of tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated based on such estimates. Forecasts of annual income or loss that are near break-even, as we expect for fiscal 2011, will cause our estimated annual effective tax rate to be particularly sensitive to any changes to our estimates of tax expense. If our estimate of the pre-tax profit and losses, the mix of our profits and losses, our ability to use deferred tax assets, the results of tax audits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

We depend on a sole supplier for certain hardware components, making us vulnerable to supply shortages and price fluctuation.

We are dependent on a sole supplier for certain hardware components. Our reliance on a sole supplier could result in product delivery problems, reduced control over product pricing and quality, and limit our ability to identify and qualify another supplier in a timely manner. While it is our goal to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason.

Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults or modifications of licenses or supplier modifications.

As a result of the challenging economic environment in fiscal 2008 and 2009, our customers, who are primarily concentrated in the semiconductor sector, experienced adverse changes in their business, and certain customers delayed or defaulted on their payment obligations to us. If our customers experience difficulties in the future, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as escalating concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and increasingly unpredictable in this environment. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all, which, may have a material negative effect on our business.

We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the benefits we have anticipated, possibly having a negative effect on our future operating results.

During fiscal 2008, fiscal 2009 and fiscal 2010, we initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. We may not be able to successfully complete and realize the expected benefits of our restructuring plans, such as improvements in operating margins and cash flows, in the restructuring periods contemplated. The restructuring plans have involved and may continue to involve higher costs or a longer timetable than we currently anticipate or may fail to improve our operating results as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively affect our results of operations. Our restructuring plans have caused us and will cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or our ability to attract highly skilled employees, and our competitors may seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.

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

Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, is located in the Silicon Valley area of Northern California, a region known to experience seismic activity. If significant seismic activity were to occur, our operations may be interrupted, which could adversely impact our business and results of operations.

We maintain research and development and other facilities in parts of the world that are not as politically stable as the United States, and as a result we may face a higher risk of business interruption from acts of war, political unrest or terrorism than businesses located only or primarily in the United States.

We maintain international research and development and other facilities, some of which are in parts of the world that are not as politically stable as the United States. Consequently, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated given that damage to or disruptions at our international research and development facilities could have an adverse effect on our ability to develop new or improve existing products as compared to other businesses which may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war.

Risks Related to Our Securities and Indebtedness

Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

We have a substantial level of debt. As of January 1, 2011, we had outstanding indebtedness with a principal balance of $644.7 million as follows:

•	$350.0 million related to our 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes;
•	$150.0 million related to our 1.375% Convertible Senior Notes Due December 2011, or the 2011 Notes;
•	$144.5 million related to our 1.500% Convertible Senior Notes Due December 2013, or the 2013 Notes and, together with the 2011 Notes, the Convertible Senior Notes; and
•	$0.2 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes.

The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described above;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Impose operating or financial covenants on us;
•	Limit our flexibility in planning for or reacting to changes in our business; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

Conversion of our Convertible Senior Notes and 2015 Notes into cash prior to the scheduled maturities of the notes may adversely affect our liquidity and financial condition.

Holders of our Convertible Senior Notes and 2015 Notes may convert their notes into cash prior to the scheduled maturities of the notes upon the occurrence of certain events. If one or more note holders elect to convert their notes upon the occurrence of any of these certain events, we would be required to settle the converted principal through payment of cash, which could adversely affect our liquidity and financial condition. In addition, even if note holders do not elect to convert their notes upon the occurrence of any of these certain events, we would report any of our Convertible Senior Notes or 2015 Notes that are convertible at a balance sheet date as a current liability, which could have a material adverse impact on our net working capital. For an additional description of our Convertible Senior Notes and 2015 Notes, see Note 3 to our Consolidated Financial Statements.

Conversion of the Convertible Senior Notes and the exercise of warrants issued concurrently with the Convertible Senior Notes and 2015 Notes will, in certain circumstances, dilute the ownership interests of existing stockholders.

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

From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of January 1, 2011, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.

Although the conversion price of the Convertible Senior Notes is $21.15 per share, we entered into separate hedge and warrant transactions concurrent with the issuance of the Convertible Senior Notes to reduce the potential dilution from the conversion of the Convertible Senior Notes.

Additionally, although the 2015 Notes are only convertible into cash, we entered into separate hedge and warrant transactions concurrent with the issuance of the 2015 Notes to reduce the potential cash outlay from the conversion of the 2015 Notes. However, we cannot guarantee that the hedge and warrant instruments issued concurrently with the Convertible Senior Notes will fully mitigate the potential dilution from the Convertible Senior Notes or that the warrants issued concurrently with the 2015 Notes will not result in dilution. The warrants could have a dilutive effect to the extent that the market price per share of our common stock, as measured under the terms of the warrants, exceeds the strike price of the warrants. In addition, the existence of the Convertible Senior Notes and the 2015 Notes may encourage short selling by market participants because the conversion of the Convertible Senior Notes could depress the price of our common stock.

At the option of the holders of the Convertible Senior Notes and the 2015 Notes, under certain circumstances we may be required to repurchase the Convertible Senior Notes or the 2015 Notes in cash.

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

We entered into hedge transactions with various financial institutions, at the time of issuance of the Convertible Senior Notes and the 2015 Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the Convertible Senior Notes and the potential cash outlay from the cash conversion of the 2015 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions associated with the Convertible Senior Notes and the 2015 Notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Senior Notes and the 2015 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock that Convertible Senior Notes holders will receive upon conversion of the Convertible Senior Notes and the amount of cash that 2015 Notes holders will receive upon conversion of the 2015 Notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If the financial institutions with which we entered into these hedge transactions were to fail or default, our ability to settle on these transactions could be harmed or delayed.

We are subject to the risk that the hedge participants cannot, or do not, fulfill their obligations under the Convertible Senior Notes hedge transactions and the 2015 Notes hedge transactions.

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

Rating agencies may provide unsolicited ratings on the Convertible Senior Notes and the 2015 Notes that could reduce the market value or liquidity of our Convertible Senior Notes, 2015 Notes or our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of January 1, 2011, the total square footage of our owned buildings was approximately 965,000.

We lease additional facilities in the United States and various other countries. We sublease certain of these facilities where space is not fully utilized or has been impacted as part of our restructuring plans.

We believe that these facilities, including our newly constructed building located at our headquarters, are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings

From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on our judgments using the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise our estimates.

On February 8, 2011 and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively, subject to completion of final settlement documentation by the parties and court approval. Accordingly, we recorded Litigation charges of $15.8 million in fiscal 2010. See Note 15 to our Consolidated Financial Statements for an additional description of our legal proceedings and this settlement.

Item 4. (Removed and Reserved)

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 5, 2011, we had approximately 934 registered stockholders and approximately 25,617 beneficial owners of our common stock.

The following table sets forth the high and low sales prices for Cadence common stock for each fiscal quarter in the two-year period ended January 1, 2011:

	High	Low

2010
First Quarter	$6.92	$5.36
Second Quarter	7.68	5.69
Third Quarter	7.92	5.58
Fourth Quarter	8.68	7.42
2009
First Quarter	$4.64	$3.03
Second Quarter	6.40	4.26
Third Quarter	7.55	5.12
Fourth Quarter	8.18	5.60

Stockholder Return Performance Graph

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 31, 2005 and tracks it through January 1, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc.,
The NASDAQ Composite Index And S&P 400 Information Technology

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright © 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/05	12/30/06	12/29/07	1/3/09	1/2/10	1/1/11

Cadence Design Systems, Inc.	100.00	105.85	100.65	22.70	35.40	48.82
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
S&P 400 Information Technology	100.00	116.05	120.43	71.45	107.69	140.48

The stock price performance included in this graph is not necessarily indicative of future stock price performance

Issuer Purchases of Equity Securities

During fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1.0 billion in the aggregate. The following table sets forth the repurchases we made during the three months ended January 1, 2011:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
			Shares Purchased	Be Purchased Under
	Total Number	Average	as Part of	Publicly Announced
	of Shares	Price	Publicly Announced	Plan or Program(1)
Period	Purchased(1)	Per Share	Plan or Program	(In millions)

October 3, 2010 – November 6, 2010	8,690	$7.96	----	$814.4
November 7, 2010 – December 4, 2010	174,263	$8.52	----	$814.4
December 5, 2010 – January 1, 2011	181,811	$8.35	----	$814.4

Total	364,764	$8.43	----

(1)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 6. Selected Financial Data – Unaudited

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The notes below the table are provided for comparability purposes due to adoptions of accounting pronouncements on a prospective basis from the date of adoption or to describe significant, non-recurring transactions.

	Five Fiscal Years Ended January 1, 2011
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)

Revenue	$936.0	$852.6	$1,038.6	$1,615.0	$1,483.9
Income (loss) from operations (1)(4)	(29.0)	(123.6)	(1,573.3)	317.9	224.6
Other income (expense), net	2.5	(1.0)	(16.8)	58.5	70.4
Net income (loss) (1)(2)(3)(4)	126.5	(149.9)	(1,856.7)	286.8	142.3
Net income (loss) per share – assuming dilution (1)(2)(3)(4)	0.48	(0.58)	(7.30)	0.97	0.46
Total assets (1)(2)	1,732.1	1,410.6	1,679.9	3,862.6	3,432.3
Convertible notes	549.7	436.0	416.6	397.8	610.8
Stockholders’ equity (1)(2)	276.7	108.4	186.7	2,173.6	1,808.3

(1)	During fiscal 2008, we recorded a $1,317.2 million impairment of goodwill, a $47.1 million impairment of intangible and tangible assets and a $326.0 million valuation allowance against our deferred tax assets. For an additional description of the impairments of goodwill and intangible and tangible assets, see Note 5 to our Consolidated Financial Statements. For an additional description of the valuation allowance, see Note 6 to our Consolidated Financial Statements.

(2)	We adopted new accounting principles for recognizing and measuring uncertain tax positions on December 31, 2006, which was the first day of fiscal 2007. For an additional description of these accounting principles, see Note 6 to our Consolidated Financial Statements. The cumulative effects of applying these have been reported as an adjustment to our opening balance of Retained earnings or other appropriate components of equity or net assets in our Consolidated Balance Sheet as of the beginning of fiscal 2007.

(3)	During fiscal 2010, we recorded a $147.9 million benefit for income taxes due to the effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002. We also recognized a $66.7 million benefit for income taxes due to the release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with our acquisition of Denali. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 to our Consolidated Financial Statements.

(4)	On February 8, 2011 and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively, subject to completion of final settlement documentation by the parties and court approval. Accordingly, we recorded Litigation charges of $15.8 million in fiscal 2010. See Note 15 to our Consolidated Financial Statements for an additional description of our legal proceedings and this settlement.

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

Business Overview

We develop EDA software, hardware, and silicon IP. We license software and IP, sell or lease hardware technology, provide maintenance for our software, IP and hardware and provide engineering and education services throughout the world to help manage and accelerate product development processes for electronics. Our customers use our products and services to design and develop complex ICs and electronics systems. During fiscal 2010, we had orders of $956 million.

We primarily generate revenue from licensing our EDA software and IP, selling or leasing our hardware technology, providing maintenance for our products and providing engineering services. Substantially all of our revenue is generated from IC and electronics systems manufacturers and designers and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, accounting for income taxes, allowance for doubtful accounts, valuation of intangible assets, valuation of goodwill and fair value have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Revenue Recognition

We begin to recognize revenue from licensing and supporting our software, IP and hardware products when all of the following criteria are met:

•	We have persuasive evidence of an arrangement with a customer;
•	Delivery of all specified products has occurred;
•	The fee for the arrangement is considered to be fixed or determinable, at the outset of the arrangement; and
•	Collectibility of the fee is probable.

Significant judgment is involved in the determination of whether the facts and circumstances of an arrangement support that the fee for the arrangement is considered to be fixed or determinable and that collectibility of the fee is probable, and these judgments can affect the amount of revenue that we recognize in a particular reporting period. We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable for term licenses and we have established a history of collecting under the original contract without providing concessions on payments, products or services.

For installment contracts that do not include a substantial up-front payment, we consider that a fee is fixed or determinable only if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. While we do not expect that experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material adverse effect on our results of operations.

Our experience has been that we are generally able to estimate whether collection is probable. Significant judgment is applied as we assess the creditworthiness of our customers to make this determination. If our experience were to change, such a change could have a material adverse effect on our results of operations. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon receipt of cash payment from the customer.

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

For our subscription licenses, including “eDA Platinum Cards,” the software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive and use unspecified future software products for no additional fee, when and if available, during the term of the license agreement. Under these license agreements, when all four of the revenue recognition criteria outlined above are met, we recognize revenue ratably over the term of the license agreement beginning with delivery of the products. Subscription license revenue is allocated to product and maintenance revenue. The allocation to maintenance revenue is based on the average substantive renewal rates included in the sale of similar term license arrangements. In the event that the license fee for this type of arrangement is not considered to be fixed or determinable at the outset of the arrangement, we recognize revenue at the lesser of (i) the pro-rata portion of the license fee for the applicable period, or (ii) as payments from the customer become due (if all other conditions for revenue recognition have been satisfied).

For term and perpetual licenses, including “eDA Gold Cards,” that include a stated annual maintenance renewal rate, software license fees are recognized as revenue “up-front” when all four of the revenue recognition criteria outlined above are met, generally upon delivery, and the maintenance fees are recognized ratably over the term of the maintenance period. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front basis.

License agreements under which license fees are recognized up-front do not include the right to receive unspecified future products. However, when such license agreements are executed within close proximity or in contemplation of other license agreements that require ratable revenue recognition with the same customer, the licenses together may be deemed a MEA, in which event all such revenue is recognized over multiple periods.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this assessment, we take into account predictions of the amount and category of taxable income from various sources and all available positive and negative evidence about these possible sources of taxable income. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. For example, a company’s current year or previous year losses are given more weight than its future outlook. For the years ended January 1, 2011 and January 2, 2010, we concluded that a significant valuation allowance was required based on our evaluation and weighting of the positive and negative evidence. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in a material income tax benefit in the period such determination is made. For an additional description of the valuation allowance, see Note 6 to our Consolidated Financial Statements.

We only recognize an income tax position in our financial statements that we judge is more likely than not to be sustained solely on its technical merits in a tax audit, including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If an income tax position meets the more likely than not recognition threshold, then we must measure the amount of the tax benefit to be recognized by determining the largest amount of tax benefit that has a greater than a 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine if a tax position is effectively settled, we must also estimate the likelihood that a taxing authority would review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements or for other reasons. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. In addition, we are required by the IRS to disclose uncertain tax positions taken on our federal tax return for fiscal 2010.

We are also required to assess whether the earnings of our foreign subsidiaries will be indefinitely reinvested outside the United States. As of January 1, 2011, we had recognized a deferred tax liability of $5.2 million related to $8.6 million of earnings from certain foreign subsidiaries that are not considered indefinitely invested outside the United States. Changes in our actual or projected operating results, tax laws or our interpretation of tax laws, foreign exchange rates and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows.

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

During fiscal 2009, we increased the allowance for doubtful accounts by $21.6 million as a result of our assessment of the increased risk of customer delays or defaults on payment obligations. As a result of receiving payments related to a portion of the outstanding receivables against which we had previously recorded allowances, we have decreased our allowance for doubtful accounts to $7.6 million as of January 1, 2011, as compared to $23.7 million as of January 2, 2010. Of the $7.6 million allowance for doubtful accounts as of January 1, 2011, $6.9 million relates to one customer whose outstanding gross accounts receivable balance is due in the first half of 2011. If we recover any portion of that $6.9 million, it will result in a reduction of our operating expenses.

Valuation of Intangible Assets

When we acquire businesses, we allocate the purchase price to acquired tangible assets and liabilities and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair values of these acquired assets and assumed liabilities, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to adjust the value allocated to acquired assets or assumed liabilities.

We assess the impairment of long-lived assets, including certain identifiable intangibles, whenever events or changes in circumstances indicate that we will not be able to recover an asset’s carrying amount. In addition, we assess our long-lived assets for impairment if they are abandoned.

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

Valuation of Goodwill

Costs in excess of the fair value of tangible and other intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually. We evaluate goodwill on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.

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

The preparation of the goodwill impairment analysis requires management to make significant estimates and assumptions with respect to the determination of fair values of the reporting unit and tangible and intangible assets. These estimates and assumptions, which include future values, are complex and often subjective and may differ significantly from period to period based on changes in the overall economic environment, changes in our industry and changes in our strategy or our internal forecasts. Estimates and assumptions with respect to the fair value determination include:

•	Control premium assigned to our market capitalization;
•	Our operating forecasts;
•	Revenue growth rates;
•	Risk-commensurate discount rates and costs of capital; and
•	Market multiples of revenue and earnings.

These estimates and assumptions, along with others, are used to estimate the fair value of our reporting unit as well as tangible and intangible assets. While we believe the estimates and assumptions we use are reasonable, different assumptions may materially impact the resulting fair value of the reporting unit, tangible assets and intangible assets, the amount of impairment we record in any given period and our results of operations.

We completed our annual goodwill impairment test during the third quarter of fiscal 2010 and determined that the fair value of our single reporting unit substantially exceeded the carrying amount of our net assets and that no impairment existed.

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

In June 2010, we entered into hedge transactions, or the 2015 Notes Hedges, and recorded an embedded conversion derivative, or the 2015 Notes Embedded Conversion Derivative, concurrent with the issuance of the 2015 Notes. The fair values of these derivatives are determined using an option pricing model based on observable inputs, such as implied volatility of our common stock, risk-free interest rate and other factors, and as such are classified within Level 2 of the fair value hierarchy. For an additional description of these transactions, see Note 3 to our Consolidated Financial Statements.

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

Results of Operations

Overview of Fiscal 2010

Financial results for fiscal 2010, as compared to fiscal 2009 and fiscal 2008, reflect the following:

•	Our customers remain cautious about making substantial new expenditures to purchase or lease EDA products or services despite growth in the semiconductor industry and some stabilization in the overall economic environment during 2010;
•	Increased revenue recognized because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior years due to our continued transition to a ratable license mix, which began in the third quarter of fiscal 2008;
•	A decrease in our bad debt expense due to the prior year increase in our allowance for doubtful accounts and the current year release of a portion of the reserve as a result of customer payments of certain receivables that were previously included in our allowance for doubtful accounts;
•	An increase in employee-related costs for commissions and other employee incentive compensation primarily resulting from improving business levels during fiscal 2010, as compared to fiscal 2009, partially offset by decreased costs as a result of our prior year restructuring plans and other expense reductions;
•	The acquisition of Denali including an increase in deferred tax liabilities from the intangible assets acquired with Denali and the resulting benefit for income taxes because of the release of valuation allowance against our deferred tax assets;
•	Effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002, which resulted in a benefit for income taxes of $147.9 million during fiscal 2010;
•	The issuance of $350.0 million principal amount of our 2015 Notes, and the repurchase of $100.0 million principal amount of our 2011 Notes, and $105.5 million principal amount of our 2013 Notes; and
•	On February 8, 2011 and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively. Accordingly, we recorded Litigation charges of $15.8 million in fiscal 2010.

Acquisition of Denali

In June 2010, we acquired Denali, a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification, for $296.8 million in cash. An additional $12.6 million of payments were deferred on the acquisition date and conditioned upon certain Denali shareholders remaining employees of Cadence during the periods specified in the respective agreements. As of January 1, 2011, $10.5 million of the $12.6 million has been paid. During fiscal 2010, $10.2 million of the $12.6 million was expensed in our Consolidated Statements of Operations. The remaining $2.4 million will be expensed in our Consolidated Statements of Operations over the stated retention periods. The Denali® product portfolio includes memory models, design IP and verification IP. The impact of the Denali acquisition on our Statement of Operations in fiscal 2010 resulted in a greater increase in our operating expenses than the increase in revenue generated from the acquisition.

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

We seek to achieve a mix of orders with approximately 90% of the total value of all executed orders consisting of orders for which the revenue is recurring, or ratable in nature, with the balance of the orders made up of orders for which the product revenue is recognized up-front. Our ability to achieve this ratable orders mix may be impacted by an increase in hardware sales beyond our current expectations. For an additional description of the impact of hardware sales on the anticipated mix of orders, see “New Accounting Standards” below.

During fiscal 2010, approximately 90% of the total value of our executed orders was comprised of ratable revenue orders. Approximately 90% of our fiscal 2010 revenue came from ratable orders.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally have used products from two or more of our five product groups and rarely completely terminated their relationship with us upon expiration of the license. See the discussion under the heading “Critical Accounting Estimates – Revenue Recognition” and Note 2 of our Consolidated Financial Statements for additional descriptions of license types and timing of revenue recognition.

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

The value and renewal of contracts, and consequently product revenue recognized, is affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and the extent to which contracts contain flexible payment terms.

Revenue Mix

We analyze our software, IP and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies in “platforms,” as described in the various product groups below:

Functional Verification:  Products in this group, including the Incisive functional verification platform are used to verify that the high level, logical representation of an IC design is functionally correct and for verification at the system and SoC levels. Our emulation hardware products, verification IP products, memory sub-system models, and silicon IP products are included in this product group, as are the products acquired through the Denali acquisition.

Digital IC Design:  Products in this group, including the Encounter digital IC design platform, are used to create and convert the high-level, logical representation of a digital IC into a detailed physical blueprint and then detailed design information showing how the IC will be physically implemented. This data is used for creation of the photomasks used to manufacture semiconductors.

Custom IC Design:  Our custom design products, including the Virtuoso custom design platform, are used for ICs that must be designed at the transistor level, including analog, RF, memory, high performance digital blocks and standard cell libraries. Included in this group are specialized verification products that simulate the operation of the design prior to manufacturing. Detailed design information showing how an IC will be physically implemented is used for creation of the photomasks used to manufacture semiconductors.

System Interconnect Design:  This product group consists of our PCB and IC package design products, including the Allegro and OrCAD® products. The Allegro system interconnect design platform enables consistent co-design of interconnects across ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions.

Design for Manufacturing:  Included in this product group are our physical verification and analysis products. These products are used to analyze and verify that the physical blueprint of the IC has been constructed correctly and can be manufactured successfully. Our strategy includes focusing on integrating DFM awareness into our core design platforms of Encounter digital IC design and Virtuoso custom IC design.

For an additional description of our current product strategy, see the discussion under the heading “Products and Product Strategy” under Item 1, “Business.”

Revenue by Year

The following table shows our revenue for fiscal 2010, fiscal 2009 and fiscal 2008 and the dollar change in revenue between years:

				Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
	(In millions)

Product	$471.6	$400.8	$516.6	$70.8	$(115.8)
Services	100.9	106.5	133.5	(5.6)	(27.0)
Maintenance	363.5	345.3	388.5	18.2	(43.2)

Total revenue	$936.0	$852.6	$1,038.6	$83.4	$(186.0)

Product revenue increased during fiscal 2010, as compared to fiscal 2009, primarily because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix. We expect to recognize increased revenue during fiscal 2011, as compared to fiscal 2010, due to higher business levels and our continued transition to our more ratable license mix.

Product revenue decreased during fiscal 2009, as compared to fiscal 2008, primarily because of lower business levels due to the challenges in the macroeconomic environment, the timing of our contract renewals with existing customers, our transition to a ratable license mix and a longer sales cycle.

Services revenue decreased during fiscal 2010, as compared to fiscal 2009, primarily because of lower business levels in the services business. Services revenue decreased during fiscal 2009, as compared to fiscal 2008, because of lower business levels due to the challenges in the macroeconomic environment and an increase in the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, primarily as a result of our assessment of the increased risk of customer delays or defaults on payment obligations.

Maintenance revenue increased during fiscal 2010, as compared to 2009, primarily because of higher business levels due to the timing of contract renewals with existing customers.

Maintenance revenue decreased during fiscal 2009, as compared to 2008, due to lower business levels as a result of challenges in the macroeconomic environment, an increase in the proportion of arrangements for which revenue is deferred until payments become due and payable or cash is received from customers, primarily as a result of our assessment of the increased risk of customer delays or defaults on payment obligations and a decline in maintenance fees resulting from a reduction in the average duration of software license arrangements, because the annual fee for maintenance is lower for arrangements with shorter durations.

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and Services and other during fiscal 2010, fiscal 2009 and fiscal 2008:

	2010	2009	2008

Functional Verification	24%	22%	22%
Digital IC Design	23%	21%	24%
Custom IC Design	26%	27%	24%
System Interconnect Design	9%	11%	11%
Design for Manufacturing	7%	7%	6%
Services and other	11%	12%	13%

Total	100%	100%	100%

As described in Note 2 of our Consolidated Financial Statements, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the customer individually licensed each specific software solution at the onset of the arrangement.

Revenue by Geography

				Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
	(In millions)

United States	$382.7	$370.0	$435.1	$12.7	$(65.1)
Other Americas	22.2	20.9	33.0	1.3	(12.1)
Europe, Middle East and Africa	207.2	188.9	230.8	18.3	(41.9)
Japan	165.2	152.8	204.1	12.4	(51.3)
Asia	158.7	120.0	135.6	38.7	(15.6)

Total revenue	$936.0	$852.6	$1,038.6	$83.4	$(186.0)

Revenue by Geography as a Percentage of Total Revenue

	2010	2009	2008

United States	41%	43%	42%
Other Americas	2%	3%	3%
Europe, Middle East and Africa	22%	22%	22%
Japan	18%	18%	20%
Asia	17%	14%	13%

No single customer accounted for 10% or more of total revenue during fiscal 2010, fiscal 2009 or fiscal 2008.

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Consolidated Financial Statements, see the discussion under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Disclosures About Market Risk – Foreign Currency Risk.”

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected in our costs and expenses during fiscal 2010, fiscal 2009 and fiscal 2008 as follows:

	2010	2009	2008
	(In millions)

Cost of product	$0.1	$0.1	$0.2
Cost of services	2.2	3.3	4.3
Cost of maintenance	1.4	2.1	2.8
Marketing and sales	9.8	12.3	17.4
Research and development	18.4	26.4	36.7
General and administrative	11.6	10.5	19.9

Total	$43.5	$54.7	$81.3

Stock-based compensation expense decreased by $11.2 million during fiscal 2010, as compared to fiscal 2009, and decreased by $26.6 million during fiscal 2009, as compared to fiscal 2008, due to the following:

•	Newly granted restricted stock awards and restricted stock units, collectively referred to as restricted stock, and stock options had lower grant date fair values than the grant date fair value of restricted stock and stock options that became fully amortized during the related periods;
•	The decrease in the maximum purchase limits under our Employee Stock Purchase Plan, or ESPP, and a lower grant date fair value of purchase rights granted; and
•	A decrease in stock bonuses.

Effects of Restructuring Plans

During the fourth quarter of fiscal 2010, we initiated a restructuring plan, or the 2010 Restructuring Plan, which we announced in February 2011. The 2010 Restructuring Plan is intended to decrease costs by reducing our workforce throughout the company by approximately 95 positions. We expect ongoing annual savings of $14.5 million related to the 2010 Restructuring Plan. We expect that substantially all of the estimated restructuring plan-related annual operating expense savings related to the 2010 restructuring activities will be offset by increased costs in connection with developing and enhancing our product technologies.

During fiscal 2009, we initiated a restructuring plan, or the 2009 Restructuring Plan, to improve our operating results and to align our cost structure with expected revenue. The 2009 Restructuring Plan reduced our workforce throughout the company by approximately 345 positions.

During fiscal 2008, we initiated a restructuring plan to improve our operating results and to align our cost structure with expected revenue. This restructuring plan reduced our workforce throughout the company by approximately 625 positions. See Note 7 to our Consolidated Financial Statements for additional details of the 2010, 2009 and 2008 restructuring plans.

Cost of Revenue

				Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Product	$31.4	$32.1	$50.3	$(0.7)	$(18.2)
Services	83.0	90.5	103.3	(7.5)	(12.8)
Maintenance	42.1	46.6	55.8	(4.5)	(9.2)

The following table shows cost of revenue as a percentage of related revenue for fiscal 2010, fiscal 2009 and fiscal 2008:

	2010	2009	2008

Product	7%	8%	10%
Services	82%	85%	77%
Maintenance	12%	13%	14%

Cost of services as a percentage of Services revenue increased during fiscal 2009, as compared to fiscal 2008, primarily due to decreased Services revenue during fiscal 2009 as noted above.

Cost of Product

Cost of product includes costs associated with the sale or lease of our hardware and licensing of our software and IP products. Cost of product primarily includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and IP products.

A summary of Cost of product during fiscal 2010, fiscal 2009 and fiscal 2008 is as follows:

	2010	2009	2008
	(In millions)

Product related costs	$25.8	$27.8	$33.0
Amortization of acquired intangibles	5.6	4.3	17.3

Total Cost of product	$31.4	$32.1	$50.3

Cost of product decreased by $0.7 million during fiscal 2010, as compared to fiscal 2009, and decreased by $18.2 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs. 2009	2009 vs. 2008
	(In millions)

Hardware costs	$(1.4)	$(4.5)
Amortization of acquired intangibles	1.3	(13.0)
Other individually insignificant items	(0.6)	(0.7)

	$(0.7)	$(18.2)

Hardware costs decreased during fiscal 2009, as compared to fiscal 2008, primarily due to a decrease in hardware sales and a write-off of obsolete inventory that did not recur during fiscal 2009.

Amortization of acquired intangibles included in Cost of product increased during fiscal 2010, as compared to fiscal 2009, due to amortization of intangible assets associated with the Denali acquisition. Amortization of acquired intangibles included in Cost of product decreased during fiscal 2009, as compared to fiscal 2008, due to the impairment of certain acquired intangibles during fiscal 2008.

Cost of product depends primarily upon the extent to which we acquire intangible assets, acquire licenses and incorporate third-party technology in our products that are licensed or sold in any given period, and the actual mix of hardware and software product sales in any given period.

We expect Cost of product to increase in fiscal 2011, as compared to fiscal 2010, due to expected increases in hardware revenue in 2011 and due to a full year of amortization of intangible assets associated with the Denali acquisition.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization and provisions for contract losses, if any. Cost of services decreased by $7.5 million during fiscal 2010, as compared to fiscal 2009, and decreased by $12.8 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs. 2009	2009 vs. 2008
	(In millions)

Salary, benefits and other employee-related costs	$(3.4)	$(10.2)
Stock-based compensation	(1.1)	(1.0)
Professional services	(1.0)	(0.6)
Other individually insignificant items	(2.0)	(1.0)

	$(7.5)	$(12.8)

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as telephonic and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. Cost of maintenance decreased by $4.5 million during fiscal 2010, as compared to fiscal 2009, and decreased by $9.2 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs. 2009	2009 vs. 2008
	(In millions)

Amortization of acquired intangibles	$(3.1)	$—
Facilities and other infrastructure costs	(1.4)	(1.0)
Salary, benefits and other employee-related costs	1.3	(6.2)
Other individually insignificant items	(1.3)	(2.0)

	$(4.5)	$(9.2)

Amortization of acquired intangibles decreased by $3.1 million during fiscal 2010, as compared to fiscal 2009, because certain acquired intangible assets became fully amortized.

Operating Expenses

				Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)

Marketing and sales	$305.6	$286.8	$358.4	$18.8	$(71.6)
Research and development	376.4	354.7	457.9	21.7	(103.2)
General and administrative	86.4	122.7	152.0	(36.3)	(29.3)

Total operating expenses	$768.4	$764.2	$968.3	$4.2	$(204.1)

The increase in our operating expenses during fiscal 2010, as compared to fiscal 2009, is primarily due to higher employee-related costs, including the additional costs related to our acquisition of Denali, which primarily affected our Research and development expenses. These costs include ongoing Denali operating expenses and expenses related to deferred Denali acquisition payments. See Note 4 to our Consolidated Financial Statements for an additional description of the deferred Denali acquisition payments.

Our operating expenses also increased during fiscal 2010, as compared to fiscal 2009, due to higher salary, commissions, benefits and other employee-related costs because of improved business levels that resulted in increased sales commissions and other employee incentive compensation.

The increases in operating expenses related to our acquisition of Denali and increased employee-related costs were partially offset by the decrease in bad debt expense during fiscal 2010, as compared to fiscal 2009, that we recorded in our General and administrative expenses, and by decreased employee-related costs due to our restructuring activities. Bad debt expense decreased by $38.1 million during fiscal 2010, as compared to fiscal 2009, due to recording allowances for doubtful accounts of $21.6 million during fiscal 2009 and releasing $16.5 million of the reserve during fiscal 2010, as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts.

Operating expenses decreased during fiscal 2009, as compared to fiscal 2008, primarily due to reduced headcount and related costs as a result of our 2008 and 2009 restructuring plans, and our cost savings initiatives to reduce discretionary spending. In addition, fiscal 2008 was a 53-week fiscal year, while fiscal 2009 was a 52-week fiscal year.

We expect operating expenses to increase in fiscal 2011, as compared to fiscal 2010, due to the significant release of our allowances for doubtful accounts in fiscal 2010, which we do not expect to recur in fiscal 2011. We also expect increases in salary, commissions, benefits and other employee-related costs in fiscal 2011, as compared to fiscal 2010, because we expect to include a full year of expenses associated with the employment of former Denali employees and also expect the anticipated improvements in our business to result in higher incentive compensation.

The following table shows operating expenses as a percentage of total revenue for fiscal 2010, fiscal 2009 and fiscal 2008:

	2010	2009	2008

Marketing and sales	33%	34%	35%
Research and development	40%	42%	44%
General and administrative	9%	14%	15%

Marketing and Sales

Marketing and sales expense increased by $18.8 million during fiscal 2010, as compared to fiscal 2009, and decreased by $71.6 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs. 2009	2009 vs. 2008
	(In millions)

Salary, commissions, benefits and other employee-related costs	$19.5	$(39.3)
Professional services costs	1.4	(3.4)
Travel and customer conference costs	0.8	(8.4)
Facilities and other infrastructure costs	(0.2)	(9.8)
Stock-based compensation	(2.5)	(5.1)
Depreciation	(4.4)	(4.3)
Other individually insignificant items	4.2	(1.3)

	$18.8	$(71.6)

Research and Development

Research and development expense increased by $21.7 million during fiscal 2010, as compared to fiscal 2009, and decreased by $103.2 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs. 2009	2009 vs. 2008
	(In millions)

Salary, benefits and other employee-related costs	$35.5	$(71.4)
Facilities and other infrastructure costs	2.0	(9.7)
Travel costs	1.3	(3.4)
Professional services costs	(0.1)	(1.9)
Other discretionary	(4.6)	0.8
Computer equipment lease costs and maintenance costs associated with third-party software	(4.5)	(5.5)
Stock-based compensation	(8.0)	(10.3)
Other individually insignificant items	0.1	(1.8)

	$21.7	$(103.2)

Salary, benefits and other employee-related costs included in Research and development expense include operating expenses associated with deferred Denali acquisition payments. We recorded Research and development expense of $10.2 million related to these deferred Denali acquisition payments during fiscal 2010. See Note 4 to our Consolidated Financial Statements for an additional description of the deferred Denali acquisition payments.

General and Administrative

General and administrative expense decreased by $36.3 million during fiscal 2010, as compared to fiscal 2009, and decreased by $29.3 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs. 2009	2009 vs. 2008
	(In millions)

Bad debt expense	$(38.1)	$16.3
Impairment of property, plant and equipment	(5.6)	5.4
Facilities and other infrastructure costs	(3.5)	(6.2)
Losses on the sale of installment contract receivables	(0.4)	(5.4)
Legal and other professional services costs	0.6	(13.0)
Executive severance costs	1.1	(6.7)
Stock-based compensation	1.1	(9.4)
Salary, benefits and other employee-related costs	6.6	(10.5)
Other individually insignificant items	1.9	0.2

	$(36.3)	$(29.3)

Bad debt expense decreased by $38.1 million during fiscal 2010, as compared to fiscal 2009, due to recording allowances for doubtful accounts of $21.6 million during fiscal 2009 and releasing $16.5 million of the reserve during fiscal 2010 as a result of collections on certain receivables that were previously included in our allowance for doubtful accounts. See Note 2 to our Consolidated Financial Statements for an additional description of our allowance for doubtful accounts.

Legal and other professional services costs decreased during fiscal 2009, as compared to fiscal 2008, primarily due to a decrease in professional services fees related to our proposed acquisition of Mentor Graphics Corporation and the restatement of our previously issued financial statements for the periods ended March 29, 2008 and June 28, 2008 that did not recur during fiscal 2009. For an additional description of our current litigation, see Note 15 to our Consolidated Financial Statements.

Losses on the sale of installment contract receivables decreased during fiscal 2009, as compared to fiscal 2008, due to a reduction in sales of receivables. The change in our license mix has resulted in an increased number of subscription licenses and a decrease in the sale of receivables to financial institutions because we generally do not sell the receivables associated with subscription licenses.

Executive severance costs during fiscal 2008 relate to the cash payable to three of the five executives who resigned in October 2008. The expense related to the other two resignations of executives is included in our Sales and marketing and Research and development expenses.

We expect General and administrative expenses to increase in fiscal 2011, as compared to fiscal 2010, due to the significant release of our allowances for doubtful accounts in fiscal 2010, which we do not expect to recur in fiscal 2011.

Amortization of Acquired Intangibles

				Change
				2010 vs.	2009 vs
	2010	2009	2008	2009	. 2008
	(In millions)

Amortization of acquired intangibles	$14.2	$11.4	$22.7	$2.8	$(11.3)

Amortization of acquired intangibles increased $2.8 million during fiscal 2010, as compared to fiscal 2009, and decreased $11.3 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs.	2009 vs.
	2009	2008
	(In millions)

Increase due to additions of acquired intangibles	$5.1	$ ----
Decrease due to impairment of intangibles during 2008	----	(9.5)
Decrease due to completed amortization of acquired intangibles	(2.3)	(1.8)

	$2.8	$(11.3)

We expect Amortization of acquired intangibles to increase in fiscal 2011, as compared to fiscal 2010, due to a full year of amortization of intangible assets associated with the Denali acquisition.

Restructuring and Other Charges

We have initiated multiple restructuring plans since 2001, including a 2010 Restructuring Plan. See Note 7 to our Consolidated Financial Statements for an additional description of these restructuring plans.

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

2010 Restructuring Plan

During fiscal 2010, we recorded Restructuring and other charges associated with the 2010 Restructuring Plan of $13.2 million. Of the $13.2 million, $9.1 million is comprised of estimated severance payments, severance-related benefits and costs for outplacement services that we determined were both probable and estimable as of January 1, 2011. The costs relate to approximately 95 employees who were notified after January 1, 2011. All of the $9.1 million of accrued severance and associated benefits is included in Accounts payable and accrued liabilities in our Consolidated Balance Sheet as of January 1, 2011. Because of varying regulations in the jurisdictions and countries in which we operate, these workforce reductions will be realized during fiscal 2011 and are expected to be completed by the end of fiscal 2011.

As part of the 2010 Restructuring Plan, we determined we would change our research and development plans related to certain purchased software technology and related assets. We evaluated the net realizable value of these assets and recorded an impairment charge of $3.5 million.

During fiscal 2010, and as part of the 2010 Restructuring Plan, we recorded a lease loss accrual of $0.4 million related to a facility we consolidated and had vacated prior to January 1, 2011. We expect to record an additional $1.0 million to $2.0 million in restructuring expenses related to consolidating facilities included in the 2010 Restructuring Plan as we vacate those facilities in future periods.

We expect ongoing annual savings of $14.5 million related to the restructuring activities we initiated during the fourth quarter of 2010 and announced in February 2011. We expect that substantially all of the estimated restructuring plan-related annual operating expense savings related to the 2010 restructuring activities will be offset by increased costs in connection with developing and enhancing our product technologies.

The following table presents Restructuring and other charges for the 2010 Restructuring Plan:

	Severance		Assets
	and	Excess	and
	Benefits	Facilities	Other	Total
(In millions)

Fiscal 2010	$9.1	$0.4	$3.7	$13.2

2009 Restructuring Plan

The following table presents Restructuring and other charges for the 2009 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In millions)

Fiscal 2010	$(3.9)	$0.4	$0.1	$(3.4)
Fiscal 2009	35.1	----	----	35.1

We have recorded total costs associated with the 2009 Restructuring Plan of $31.7 million, primarily related to severance payments, severance-related benefits and costs for outplacement services. As of January 1, 2011, we had paid substantially all of the severance payments related to the 2009 Restructuring Plan.

During fiscal 2010, we recorded a net credit of $3.4 million, consisting of a credit of $3.9 million in termination and related benefits costs that were less than initially estimated and a $0.4 million charge related to facilities included in the 2009 Restructuring Plan that we vacated during the first quarter of fiscal 2010 and $0.1 million for assets related to these vacated facilities.

2008 Restructuring Plan

The following table presents Restructuring and other charges for the 2008 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In millions)

Fiscal 2010	$ ----	$0.1	$	----	$0.1
Fiscal 2009	(3.0)	0.5		----	(2.5)
Fiscal 2008	$44.3	$2.3		$0.1	$46.7

We have recorded total costs associated with the 2008 Restructuring Plan of $44.3 million, primarily related to severance payments, severance-related benefits and costs for outplacement services. As of January 1, 2011, we had paid substantially all of the severance payments related to the 2008 Restructuring Plan.

Other Restructuring Plans

The following table presents Restructuring and other charges for the Other Restructuring Plans:

Excess
Facilities
(In millions)

Fiscal 2010	$0.3
Fiscal 2009	(1.2)
Fiscal 2008	$(0.3)

The activity in the Other Restructuring Plans in each of fiscal 2010, fiscal 2009 and fiscal 2008 relates solely to changes in estimates related to lease loss accruals.

Litigation Charges

On February 8, 2011 and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively, subject to completion of final settlement documentation by the parties and court approval. Accordingly, we recorded Litigation charges of $15.8 million in fiscal 2010, which is total settlement costs of $40.0 million, net of $24.2 million we expect will be paid by our insurance carriers. See Note 15 to our Consolidated Financial Statements for an additional description of our legal proceedings and this settlement.

Impairment of Goodwill

We conduct a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of our reporting unit may be less than the carrying amount. We completed an interim goodwill impairment test during the fourth quarter of fiscal 2008 and recorded an Impairment of goodwill of $1,317.2 million, representing all of our goodwill at that time. For an additional description of our impairment of goodwill, see Note 5 to our Consolidated Financial Statements.

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

Interest Expense

	2010	2009	2008
	(In millions)

Contractual cash interest expense:
Convertible Senior Notes	$5.6	$7.2	$7.3
2015 Notes	5.0	----	----
Amortization of debt discount:
Convertible Senior Notes	16.1	19.4	18.6
2015 Notes	7.0	----	----
Amortization of deferred financing costs:
Convertible Senior Notes	1.3	1.6	1.6
2015 Notes	0.9	----	----
Capitalized interest expense	(0.2)	(0.5)	(2.7)
Other interest expense	0.6	1.2	2.6

Total interest expense	$36.3	$28.9	$27.4

The increase in interest expense during fiscal 2010, as compared to fiscal 2009, is due to interest expense related to the 2015 Notes that were issued in June 2010. For an additional description of our 2015 Notes and Convertible Senior Notes, see Note 3 to our Consolidated Financial Statements.

We expect to incur a full year of interest expense related to the 2015 Notes during fiscal 2011. As a result, we expect interest expense to increase in fiscal 2011, as compared to fiscal 2010.

Other Income (Expense), net

Other income (expense), net, for fiscal 2010, fiscal 2009 and fiscal 2008 was as follows:

	2010	2009	2008
	(In millions)

Interest income	$1.2	$2.6	$20.4
Gains on sale of non-marketable securities	4.9	----	1.6
Gains (losses) on available-for-sale securities and short-term investments	0.1	2.3	(7.9)
Gains (losses) on securities in the non-qualified deferred compensation trust	2.6	(1.0)	(8.9)
Loss on early extinguishment of debt	(5.7)	----	----
Gains on foreign exchange	0.4	0.4	3.4
Net loss on liquidation of subsidiary	----	----	(9.3)
Equity loss from investments	(0.1)	(0.5)	(0.9)
Write-down of investments	(1.5)	(5.2)	(16.7)
Other income	0.6	0.4	1.5

Total other income (expense), net	$2.5	$(1.0)	$(16.8)

During fiscal 2010, we recorded gains totaling $4.9 million for five cost method investments that were liquidated. We also repurchased a portion of our Convertible Senior Notes and recorded a loss for the early extinguishment of debt. See Note 3 to our Consolidated Financial Statements for an additional description of this loss.

The decrease in interest income during fiscal 2009, as compared to fiscal 2008, was due to lower average cash balances and lower interest rates.

We determined that certain of our non-marketable securities were other-than-temporarily impaired and we wrote down the investments by $1.5 million during fiscal 2010, $5.2 million during fiscal 2009 and $8.6 million during fiscal 2008. During fiscal 2008, we determined that two of our available-for-sale securities were other-than-temporarily impaired based on the severity and the duration of the impairments, and we wrote down the investments by $8.1 million. All of these impairments are included in the Write-down of investments line in the table above.

During fiscal 2008, we purchased approximately 4.3 million shares of Mentor Graphics common stock in connection with our proposed acquisition of Mentor Graphics. After the announcement of our withdrawal of the proposed acquisition of Mentor Graphics during fiscal 2008, we sold our entire equity interest in Mentor Graphics at a loss of $9.4 million, which is included in the Gains (losses) on available-for-sale securities line in the table above.

The $9.3 million loss on liquidation of subsidiary is primarily attributable to currency translation adjustment losses, net of gains, previously recorded in Accumulated other comprehensive income on our Consolidated Balance Sheet for a subsidiary that was completely liquidated during fiscal 2008.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes and the effective tax rates during fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008
	(In millions, except percentages)

Provision (benefit) for income taxes	$(189.3)	$(3.6)	$239.2
Effective tax rate	302%	2%	(15)%

Our fiscal 2010 benefit for income taxes is primarily because of the decrease in net unrecognized tax benefits and accrued interest of $147.9 million as a result of our effective settlement of certain tax matters with the IRS in August 2010 and the release of $66.7 million of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities related to the acquisition of intangibles with Denali in June 2010. Our fiscal 2010 benefit for income taxes included $4.6 million of tax expense for uncertain tax positions that should have been recognized during fiscal 2008 and fiscal 2009. The effect of this tax expense on our Consolidated Financial Statements for fiscal 2010 and on our Consolidated Financial Statements for fiscal 2008 and fiscal 2009 is not considered material.

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

We had a fiscal 2008 provision for income taxes, primarily due to the significant fiscal 2008 tax expenses related to the impairment of non-deductible goodwill, the increase in our valuation allowance against our deferred tax assets, and our decision to repatriate previously untaxed foreign earnings. During fiscal 2008, we recognized the impairment of $1,059.7 million of United States goodwill that was non-deductible. We also increased the valuation allowance against our deferred tax assets by $326.0 million because of the uncertainty regarding their ultimate realization. In making this judgment, we considered the fiscal 2008 loss that resulted in a cumulative three-year loss and other factors. Finally, given the challenges in the global capital markets during fiscal 2008, we decided that $317.2 million of previously untaxed earnings from foreign subsidiaries would not be indefinitely reinvested outside of the United States. As a result, we accrued a tax expense of $101.1 million during fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations. Our effective tax rate was negative for fiscal 2008, primarily due to the fiscal 2008 Loss before provision for income taxes and the fiscal 2008 tax expenses related to the impairment of non-deductible goodwill, the increase in our valuation allowance against our deferred tax assets, and our decision to repatriate previously untaxed foreign earnings.

We expect to have a provision for income taxes for fiscal 2011 primarily due to tax expense of certain foreign subsidiaries and interest expense on our unrecognized tax benefits. In addition, we currently anticipate recording a valuation allowance that will offset the potential tax benefit of certain United States tax credit carryforwards generated during fiscal 2011. Our expectation excludes the impact of possible effective settlements of tax examinations that may occur during fiscal 2011. We also expect that our estimated annual effective tax rate to be particularly sensitive to any changes to our estimates of tax expense because we expect fiscal 2011 income to be near break-even.

We intend to indefinitely reinvest approximately $133.0 million of undistributed earnings of our foreign subsidiaries as of January 1, 2011, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $61.0 million as of January 1, 2011.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We concluded that a valuation allowance of $374.7 million was required as of January 1, 2011. This represents a decrease in valuation allowance of $8.4 million in comparison with the year ended January 2, 2010. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs indicating that the IRS has proposed to assess certain tax deficiencies. For further discussion regarding our Income taxes, including the calculation of our valuation allowance, our deferred tax assets, and the status of the IRS examinations, see Note 6 to our Consolidated Financial Statements.

Liquidity and Capital Resources

	As of			Change
	January 1,	January 2,	January 3,	2010 vs.	2009 vs.
	2011	2010	2009	2009	2008
	(In millions)

Cash, cash equivalents and Short-term investments	$570.1	$571.3	$572.1	$(1.2)	$(0.8)
Net working capital	$181.9	$452.8	$389.8	$(270.9)	$63.0

				Change
				2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
	(In millions)

Cash provided by operating activities	$199.1	$25.6	$70.3	$173.5	$(44.7)
Cash used for investing activities	$(285.1)	$(50.5)	$(126.9)	$(234.6)	$76.4
Cash provided by (used for) financing activities	$59.9	$21.0	(443.4)	$38.9	$464.4

Cash and Cash Equivalents and Short-term Investments

As of January 1, 2011, our principal sources of liquidity consisted of $570.1 million of Cash and cash equivalents and Short-term investments, as compared to $571.3 million as of January 2, 2010 and $572.1 million as of January 3, 2009. Approximately one-third of our cash and cash equivalents is held in accounts in the United States.

Our primary sources of cash during fiscal 2010 and fiscal 2009 were:

•	Customer payments for software and IP licenses and from the sale or lease of our hardware products;
•	Customer payments for maintenance;
•	Customer payments for engineering services;
•	Proceeds from the issuance of our 2015 Notes;
•	Proceeds from the sale of our 2015 Warrants;
•	Proceeds from the sale of long-term investments; and
•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash during fiscal 2010 and fiscal 2009 were:

•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;
•	Payments to former shareholders of acquired businesses, net of cash acquired, including Denali;
•	Repurchase of a portion of our Convertible Senior Notes;
•	Payments made to purchase the 2015 Notes Hedges;
•	Purchases of treasury stock; and
•	Purchases of property, plant and equipment.

We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital

Net working capital decreased $270.9 million as of January 1, 2011, as compared to January 2, 2010, and increased $63.0 million as of January 2, 2010, as compared to January 3, 2009, due to the following:

	Change
	2010 vs.	2009 vs.
	2009	2008
	(In millions)

Convertible notes	$(143.3)	$ ----
Current portion of deferred revenue	(89.7)	55.4
Accounts payable and accrued liabilities	(66.7)	110.9
Cash and cash equivalents	(11.7)	0.9
Receivables, net	(8.7)	(98.0)
Short-term investments	10.5	(1.7)
Inventories	14.9	(4.3)
Prepaid expenses and other	23.7	(0.1)
Other individually insignificant items	0.1	(0.1)

	$(270.9)	$63.0

Because our 2011 Notes mature on December 15, 2011, our Consolidated Balance Sheet as of January 1, 2011 includes a current liability of $143.3 million representing the $150.0 million principal amount of the 2011 Notes, net of the applicable discount. Discount amortization will continue during fiscal 2011 and the carrying value of the 2011 Notes will equal the $150.0 million principal amount at maturity.

Prior to the maturity of the 2015 Notes, holders of the 2015 Notes have the right to surrender their notes for conversion into cash during any fiscal quarter, and only during such fiscal quarter, if the last reported sale price of our common stock exceeds $9.81 for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. If the notes were to become convertible (even if holders do not convert their notes), the principal balance of the 2015 Notes, net of the associated discount would be reported as a current liability on our Consolidated Balance Sheet. Reporting our 2015 Notes as a current liability could have a material adverse impact on our net working capital.

In connection with the 2015 Notes, we entered into convertible note hedge transactions with various financial institutions. These convertible note hedge transactions are expected generally to reduce our exposure under the 2015 Notes in the event of cash conversion of the 2015 Notes.

For an additional description of our 2011 Notes and 2015 Notes, see “Other Factors Affecting Liquidity and Capital Resources” and Note 3 to our Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities increased $173.5 million during fiscal 2010, as compared to fiscal 2009, and decreased $44.7 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs.	2009 vs.
	2009	2008
	(In millions)

Net income (loss), net of non-cash related gains and losses	$161.3	$55.0
Changes in operating assets and liabilities, net of effect of acquired businesses	18.0	(53.3)
Proceeds from the sale of receivables, net	(5.8)	(46.4)

	$173.5	$(44.7)

Cash flows from operating activities include Net income (loss), adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. During fiscal 2009 our customers, who are primarily concentrated in the semiconductor sector, experienced adverse changes in their business due to the challenging economic environment. While the semiconductor industry grew and overall economic conditions stabilized during fiscal 2010, our customers may experience adverse changes in the future that may cause them to delay purchasing our products and services or delay or default on their payment obligations.

As of January 1, 2011, one customer accounted for 19% of our total Receivables, net and Installment contract receivables, net. As of January 2, 2010 one customer accounted for 15% of our Receivables, net and Installment contract receivables, net. As of January 1, 2011 and January 2, 2010, approximately half of our total Receivables, net and Installment contract receivables, net were attributable to ten of our customers. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and cash flows from operations.

We have entered into agreements whereby we may transfer accounts receivable to certain financial institutions on a non-recourse or limited-recourse basis. During fiscal 2009, we transferred accounts receivable to financial institutions on a non-recourse basis, totaling $5.8 million, net of the losses on the sale of the receivables, as compared to $52.2 million during fiscal 2008. During fiscal 2010, we did not transfer any of our accounts receivable to financial institutions. The change in our license mix has resulted in an increased number of subscription licenses and, therefore, a decrease in the sale of receivables to financial institutions. For an additional description of our sales of receivables, see Note 17 to our Consolidated Financial Statements.

We expect to pay $15.8 million in cash related to the settlement of our shareholder and derivative litigation, which is total settlement costs of $40.0 million, net of $24.2 million we expect will be paid by our insurance carriers. See Note 15 to our Consolidated Financial Statements for an additional description of our legal proceedings and this settlement.

During fiscal 2008 and 2009, we initiated restructuring plans to decrease costs by reducing our workforce and by consolidating facilities. In February 2011, we announced additional restructuring activities that we initiated during the fourth quarter of fiscal 2010 to decrease costs by reducing our workforce and by consolidating facilities. We expect that substantially all of the estimated restructuring plan-related annual operating expense savings related to the 2010 restructuring activities will be offset by increased spending in connection with developing and enhancing our product technologies.

As of January 1, 2011, we have paid of $74.5 million in connection with the restructuring plans initiated in 2008 and 2009. We expect to pay an additional $11.1 million related to the 2008, 2009 and 2010 restructuring activities, of which $9.1 million is for termination benefits related to the 2010 restructuring activities. We expect substantially all termination benefits related to the 2010 Restructuring Plan to be paid by the end of fiscal 2011.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including the timing of our billings and collections, the timing and amount of tax payments and our operating results.

Cash Flows from Investing Activities

Our primary investing activities during fiscal 2010 and fiscal 2009 consisted of:

•	Cash paid in business combinations and asset acquisitions, net of cash acquired;
•	Purchases and proceeds from the sale of property, plant and equipment; and
•	Proceeds from the sale of available-for-sale securities and long-term investments.

Net cash used for investing activities decreased $234.6 million during fiscal 2010, as compared to fiscal 2009 and decreased $76.4 million during fiscal 2009, as compared to fiscal 2008, due to the following:

	Change
	2010 vs.	2009 vs.
	2009	2008
	(In millions)

Cash paid in business combinations and asset acquisitions, net of cash acquired	$(242.0)	$6.8
Proceeds from the sale of available-for-sale securities	(4.1)	(52.4)
Proceeds from the sale of property, plant and equipment	(3.0)	3.9
Purchases of available-for-sale securities	----	62.4
Purchases of property, plant and equipment	6.5	56.0
Proceeds from the sale of long-term investments	10.3	(4.0)
Other individually insignificant items	(2.3)	3.7

	$(234.6)	$76.4

During fiscal 2010, we acquired Denali for an aggregate initial purchase price of $296.8 million, which was paid in cash. For an additional description of our acquisition of Denali, see Note 4 to our Consolidated Financial Statements.

In connection with our acquisitions completed before January 1, 2011, we may be obligated to pay up to an aggregate of $17.9 million during the next 27 months if certain defined performance goals are achieved in full, of which $10.2 million would be expensed in our Consolidated Statements of Operations.

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

Cash Flows from Financing Activities

During fiscal 2010, we issued $350.0 million principal amount of the 2015 Notes. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges with various parties to reduce the potential cash outlay from the conversion of the 2015 Notes and to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold warrants, or the 2015 Warrants, to purchase our common stock at a price of $10.78 per share to various parties. We used an aggregate of $187.2 million of the net proceeds from the issuance of the 2015 Notes to purchase in the open market $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes, and we repurchased approximately 6.5 million shares of our common stock at a cost of $40.0 million.

During the fourth quarter of fiscal 2010 in a separate transaction, we repurchased in the open market $5.5 million principal amount of our 2013 Notes.

Net cash provided by financing activities increased by $38.9 million during fiscal 2010, as compared to fiscal 2009. Net cash provided by financing activities during fiscal 2009 was $21.0 million, as compared to net cash used for financing activities of $443.4 million during fiscal 2008. The changes in our financing cash flows are due to the following:

	Change
	2010 vs.	2009 vs.
	2009	2008
	(In millions)

Proceeds from issuance of 2015 Notes, net of initial purchaser’s fees	$340.2	$ ----
Proceeds from sale of 2015 Warrants	37.5	----
Principal payments of our 2023 Notes	----	230.2
Proceeds from receivable sale financing	----	(18.0)
Tax effect related to employee stock transactions allocated to equity	(10.8)	1.0
Proceeds from the issuance of common stock	(14.4)	(20.2)
Purchases of treasury stock	(40.0)	274.0
Purchase of 2015 Notes Hedges	(76.6)	----
Repurchase of Convertible Senior Notes	(192.4)	----
Other individually insignificant items	(4.6)	(2.6)

	$38.9	$464.4

During fiscal 2010, we paid $9.7 million of taxes related to employee stock transactions. See Note 6 to our Consolidated Financial Statements for further discussion of this payment.

The decrease in Proceeds from the issuance of common stock during fiscal 2010, as compared to fiscal 2009, and during fiscal 2009, as compared to fiscal 2008, is primarily due to decreased purchase limits under our ESPP, which became effective during fiscal 2009.

When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Consolidated Balance Sheets. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are treasury stock gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of Accumulated deficit in the Consolidated Balance Sheets. We recorded losses on the reissuance of treasury stock of $87.4 million during fiscal 2010, $213.4 million during fiscal 2009 and $110.6 million during fiscal 2008.

As of January 1, 2011, we have $814.4 million remaining under the stock repurchase programs authorized by our Board of Directors. See Note 12 to our Consolidated Financial Statements.

The $150.0 million principal amount of our 2011 Notes is due on December 15, 2011.

Other Factors Affecting Liquidity and Capital Resources

Income Taxes

We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. During fiscal 2010, we repatriated $63.4 million of previously taxed earnings of our foreign subsidiaries, resulting in cash tax payments of approximately $1.9 million. As of January 1, 2011, we had a deferred tax liability of $5.2 million related to $8.6 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which we have previously made a provision for income tax.

We intend to indefinitely reinvest approximately $133.0 million of undistributed earnings of our foreign subsidiaries as of January 1, 2011, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $61.0 million as of January 1, 2011.

The IRS and other tax authorities regularly examine our income tax returns and we have received RARs pursuant to which the IRS has proposed to assess certain tax deficiencies. For an additional description of our IRS Examinations, see Note 6 to our Consolidated Financial Statements.

During fiscal 2010, we determined that uncertain tax positions that were subject to the IRS examination of our federal income tax returns for the tax years 2000 through 2002 were effectively settled. In prior fiscal periods, we made cash deposits of approximately $8.9 million to the IRS related to this settlement. During fiscal 2010, net of tax refunds we expect to receive, we made additional cash payments, of approximately $0.9 million to the IRS and to various state and local tax authorities to cover our remaining tax liabilities related to this settlement.

During fiscal 2010, we released $66.7 million of valuation allowance against our deferred tax assets due to the acquisition accounting for Denali. This release of the valuation allowance is primarily related to deferred income tax liabilities for acquired intangible assets and does not impact our current or future cash position.

As of January 1, 2011, we had current income tax liabilities related to unrecognized tax benefits of $5.8 million. As of January 1, 2011, we had long-term income tax liabilities related to unrecognized tax benefits of $76.6 million. For an additional description of the income tax liabilities related to unrecognized tax benefits, see the discussion under the heading “Contractual Obligations.”

2.625% Cash Convertible Senior Notes Due 2015

In June 2010, we issued $350.0 million principal amount of our 2015 Notes to four initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges with various parties to reduce the potential cash outlay from the cash conversion of the 2015 Notes and to mitigate the negative effect such cash conversion may have on the price of our common stock. In separate transactions, we sold the 2015 Warrants to various parties. The 2015 Notes mature on June 1, 2015, and will be paid in cash at maturity. As of January 1, 2011, none of the conditions allowing the holders of the 2015 Notes to convert had been met; however, the price of our common stock has recently been near or greater than the stock price necessary to allow holders of the 2015 Notes to convert. If this stock price condition is met in accordance with the terms of the 2015 Notes, then upon any conversion of the 2015 Notes by holders we would be required to pay a settlement amount determined in accordance with the terms of the 2015 Notes. In that event, the 2015 Notes Hedges counterparties would generally be required to pay to us an amount equal to the cash conversion value of the 2015 Notes that have been converted to the extent that the cash conversion value exceeds the par amount of the converted 2015 Notes. For an additional description of the 2015 Notes, including the hedge and warrants transactions, see Note 3 to our Consolidated Financial Statements.

1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into the Convertible Senior Notes Hedges with various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold the Convertible Senior Notes Warrants to various parties. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013, and the principal amounts will be paid in cash at maturity. As of January 1, 2011, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met. Because the 2011 Notes mature on December 15, 2011, our Consolidated Balance Sheet as of January 1, 2011 includes a current liability of $143.3 million representing the $150.0 million principal amount of the 2011 Notes, net of the applicable discount. Discount amortization will continue during fiscal 2011 and the carrying value of the 2011 Notes will equal the $150.0 million principal amount at maturity.

In connection with the issuance of the 2015 Notes, we used an aggregate of $187.2 million of the net proceeds to purchase in the open market $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes, resulting in a remaining principal balance of $150.0 million for the 2011 Notes and $150.0 million for the 2013 Notes. During the fourth quarter of fiscal 2010 in a separate transaction, we repurchased in the open market $5.5 million principal amount of our 2013 Notes, which resulted in a remaining principal balance for the 2013 Notes of $144.5 million. We also sold a portion of the Convertible Senior Notes Hedges and purchased a portion of the Convertible Senior Notes Warrants at the time of these repurchases. For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 3 to our Consolidated Financial Statements.

Contractual Obligations

A summary of our contractual obligations as of January 1, 2011 is as follows:

	Payments Due by Period
		Less			More
	Total	Than 1 Year	1-3 Years	3-5 Years	Than 5 Years
			(In millions)

Operating lease obligations	$81.3	$20.0	$28.4	$14.3	$18.6
Purchase obligations	44.5	40.7	3.8	----	----
2023 Notes(1)	0.2	----	0.2	----	----
Convertible Senior Notes	294.5	150.0	144.5	----	----
2015 Notes(4)	350.0	----	----	350.0	----
Contractual interest payments	49.9	13.4	22.7	13.8	----
Current income tax payable and unrecognized tax benefits	9.7	9.7	----	----	----
Other long-term contractual obligations (2)(3)	80.6	----	72.0	----	8.6

Total	$910.7	$233.8	$271.6	$378.1	$27.2

(1)	The 2023 Notes are due in August 2023. However, the holders of the 2023 Notes can require us to repurchase for cash the remaining portion of the 2023 Notes on August 15, 2013 for 100.00% of the principal amount. Therefore, we have included $0.2 million of principal of the 2023 Notes on the potential repurchase of the 2023 Notes in the 1-3 Years column in the table above.

(2)	Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $76.6 million, and of that amount we estimate that $60.7 million will be paid or settled within 1 to 3 years. We did not include the remaining long-term income tax liabilities of $15.9 million in the table above, because we estimated that this liability can be offset by available net operating loss and tax credit carryforwards, and that future cash payments will not be required to settle this liability. However, the total amounts of income tax payable and the timing of such tax payments may depend upon the resolution of current and future tax examinations that cannot be estimated with certainty. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisition-related liabilities.

(3)	As reflected in our Consolidated Balance Sheet as of January 1, 2011, Long-term liabilities includes $130.2 million related to the 2015 Notes Embedded Conversion Derivative. This amount is not included in the table above because any future cash payments related to this liability would be offset by cash received from the 2015 Notes Hedges. For an additional description of the 2015 Notes, including the hedge and warrants transactions, see Note 3 to our Consolidated Financial Statements.

(4)	Prior to the maturity of the 2015 Notes, holders of the 2015 Notes have the right to surrender their notes for conversion into cash during any fiscal quarter, and only during such fiscal quarter, if the last reported sale price of our common stock exceeds $9.81 for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. If the notes were to become convertible (even if holders do not convert their notes), the principal balance of the 2015 Notes, net of the associated discount, would be reported as a current liability on our Consolidated Balance Sheet. In connection with the 2015 Notes, we entered into convertible note hedge transactions with various financial institutions. These convertible note hedge transactions are expected generally to reduce our exposure under the 2015 Notes in the event of cash conversion of the 2015 Notes.

With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of January 1, 2011 or the earliest cancellation date.

In connection with our acquisitions completed before January 1, 2011, we may be obligated to pay up to an aggregate of $17.9 million in cash during the next 27 months if certain defined performance goals are achieved in full.

Off-Balance Sheet Arrangements

As of January 1, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards

In October 2009, the FASB issued new accounting standards for multiple-deliverable arrangements and for revenue arrangements that include both tangible products and software elements.

The new standards for multiple-deliverable arrangements enable vendors to account for products or services (deliverables) separately rather than as a combined unit. These standards establish a selling price hierarchy for determining the selling price of a deliverable based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. These standards also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, these standards significantly expand required disclosures related to a vendor’s multiple-deliverable revenue arrangements.

Under the new standards for revenue arrangements that include both tangible products and software elements, tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are excluded from the pre-existing software revenue standards. In addition, hardware components of a tangible product containing software components are always excluded from the pre-existing software revenue standards.

We have adopted these standards prospectively as of January 2, 2011, the first day of fiscal 2011, for multiple element arrangements involving our emulation hardware systems and for other nonsoftware related deliverables. The impact of these new standards will result in revenue being recognized for certain sales of hardware and nonsoftware deliverables that are separate from the software deliverables within a multiple element arrangement, which may result in the value of up-front revenue orders exceeding 10% of the total value of all orders in a single fiscal quarter. The nature and magnitude of the specific effects will depend on the arrangements we enter into with multiple deliverables after the adoption date, but we do not expect the application of these new standards will impact our intended mix of orders for fiscal 2011, as outlined under the heading “Results of Operations — Revenue.”

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

The following table provides information, as of January 1, 2011, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during March 2011.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)

Forward Contracts:
Japanese yen	$36.4	82.94
Indian rupee	14.4	45.58
Canadian dollar	10.9	1.01
Chinese renminbi	10.2	6.63
New Taiwan dollar	8.4	29.83
Hong Kong dollar	7.2	7.77
European Union euro	7.0	.74
Israeli shekel	6.2	3.60
Other	4.9	N/A

Total	$105.6

Estimated fair value	$1.6

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of January 1, 2011. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Consolidated Balance Sheet as of January 1, 2011.

	Carrying	Average
	Value	Interest Rate
	(In millions)

Interest-Bearing Instruments:
Cash equivalents – variable rate	$463.7	0.18%
Cash – variable rate	25.6	0.20%
Cash – fixed rate	42.5	0.55%

Total interest-bearing instruments	$531.8	0.21%

Equity Price Risk

2.625% Cash Convertible Senior Notes Due 2015

In June 2010, we issued $350.0 million principal amount of our 2015 Notes. In a separate private placement transaction, we also sold warrants to various parties for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. For an additional description of our 2015 Notes, see “Liquidity and Capital Resources, Other Factors Affecting Liquidity and Capital Resources,” and Note 3 to our Consolidated Financial Statements.

1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013

In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes. For an additional description of our 2011 Notes and 2013 Notes, see “Liquidity and Capital Resources, Other Factors Affecting Liquidity and Capital Resources,” and Note 3 to our Consolidated Financial Statements.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 to our Consolidated Financial Statements for an additional description of these investments.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data – Unaudited

	2010				2009
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)

Revenue	$249,018	$237,934	$227,064	$221,938	$220,279	$216,122	$209,929	$206,302
Cost of revenue	38,849	39,819	39,160	38,615	40,390	38,649	46,027	44,177
Net income (loss) (1)(2)(3)	(37,037)	126,753	48,607	(11,785)	1,790	(14,047)	(74,357)	(63,257)
Net income (loss) per share – basic (1)(2)(3)	(0.14)	0.49	0.19	(0.04)	0.01	(0.05)	(0.29)	(0.25)
Net income (loss) per share – diluted (1)(2)(3)	(0.14)	0.48	0.18	(0.04)	0.01	(0.05)	(0.29)	(0.25)

(1)	During the quarter ended January 2, 2010, we recorded a $15.2 million tax benefit due to a United States federal tax law that was enacted during the fourth quarter of fiscal 2009, allowing us to carry back our fiscal 2009 net operating loss for a period of three, four or five years to offset taxable income in those preceding tax years. See Note 6 to our Consolidated Financial Statements for an additional description of this election.

(2)	During the third quarter of fiscal 2010, we recorded a $148.3 million benefit for income taxes due to effectively settling the IRS examination of our federal income tax returns for the tax years 2000 through 2002. During the second quarter of 2010, we recognized a $66.7 million benefit for income taxes due to the release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with our acquisition of Denali. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 to our Consolidated Financial Statements.

(3)	On February 8, 2011, and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively, subject to completion of final settlement documentation by the parties and court approval. Accordingly, we recorded Litigation charges of $15.8 million in fiscal 2010. See Note 15 to our Consolidated Financial Statements for an additional description of our legal proceedings and this settlement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2011.

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

Based on their evaluation as of January 1, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of January 1, 2011, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 15, “Exhibits and Financial Statement Schedules.”

Item 9B.	Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 – Election of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2011 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.

The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance – Code of Business Conduct” in Cadence’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors – Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors – Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors – Director Independence” in Cadence’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2010 and 2009” in Cadence’s definitive proxy statement for its 2011 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

			Page

(a) 1.	Financial Statements
	•	Reports of Independent Registered Public Accounting Firm	65
	•	Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010	67
	•	Consolidated Statements of Operations for the three fiscal years ended January 1, 2011	68
	•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three fiscal years ended January 1, 2011	69
	•	Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 2011	70
	•	Notes to Consolidated Financial Statements	71
(a) 2.	Financial Statement Schedules
	II. Valuation and Qualifying Accounts and Reserves		121
	All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a) 3.	Exhibits		124

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

Cadence, the Cadence logo, Allegro, Connections, Denali, Encounter, Incisive, OrCAD, Palladium, Virtuoso and Xtreme are registered trademarks of Cadence Design Systems, Inc. Other service marks, trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 1, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cadence Design Systems, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited Cadence Design Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cadence Design Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended January 1, 2011, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.

/s/ KPMG LLP
Mountain View, California
February 24, 2011

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
January 1, 2011 and January 2, 2010
(In thousands, except par value)

ASSETS

	2010	2009

Current Assets:
Cash and cash equivalents	$557,409		$569,115
Short-term investments	12,715		2,184
Receivables, net of allowances of $7,604 and $14,020, respectively	191,893		200,628
Inventories	39,034		24,165
Prepaid expenses and other	78,355		54,655

Total current assets	879,406		850,747
Property, plant and equipment, net	285,115		311,502
Goodwill	158,893		----
Acquired intangibles, net	179,198		28,841
Installment contract receivables, net of allowances of $0 and $9,724, respectively	23,380		58,448
Other assets	206,124		161,049

Total Assets	$1,732,116		$1,410,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$143,258	$	----
Accounts payable and accrued liabilities	216,864		150,207
Current portion of deferred revenue	337,426		247,691

Total current liabilities	697,548		397,898

Long-Term Liabilities:
Long-term portion of deferred revenue	85,400		92,298
Convertible notes	406,404		436,012
Other long-term liabilities	266,110		376,006

Total long-term liabilities	757,914		904,316

Commitments and Contingencies (Note 2, Note 6, Note 15, and Note 16)
Stockholders’ Equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	----		----
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 267,116 as of January 1, 2011; 268,649 as of January 2, 2010	1,715,541		1,674,396
Treasury stock, at cost; 38,922 shares as of January 1, 2011; 37,388 shares as of January 2, 2010	(353,090)		(431,310)
Accumulated deficit	(1,138,853)		(1,177,983)
Accumulated other comprehensive income	53,056		43,270

Total stockholders’ equity	276,654		108,373

Total Liabilities and Stockholders’ Equity	$1,732,116		$1,410,587

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three fiscal years ended January 1, 2011
(In thousands, except per share amounts)

	2010	2009		2008

Revenue:
Product	$471,598		$400,773	$516,603
Services	100,891		106,555	133,498
Maintenance	363,465		345,304	388,513

Total revenue	935,954		852,632	1,038,614

Costs and Expenses:
Cost of product	31,421		32,114	50,303
Cost of services	82,968		90,536	103,337
Cost of maintenance	42,054		46,593	55,840
Marketing and sales	305,558		286,833	358,409
Research and development	376,413		354,703	457,913
General and administrative	86,394		122,648	152,032
Amortization of acquired intangibles	14,160		11,420	22,732
Impairment of goodwill	----		----	1,317,200
Impairment of intangible and tangible assets	----		----	47,069
Restructuring and other charges	10,152		31,376	46,447
Litigation charges	15,800		----	----
Write-off of acquired in-process technology	----		----	600

Total costs and expenses	964,920		976,223	2,611,882

Loss from operations	(28,966)		(123,591)	(1,573,268)
Interest expense	(36,343)		(28,872)	(27,402)
Other income (expense), net	2,541		(1,042)	(16,843)

Loss before provision (benefit) for income taxes	(62,768)		(153,505)	(1,617,513)
Provision (benefit) for income taxes	(189,306)		(3,634)	239,202

Net income (loss)	$126,538	$	$(149,871)	$(1,856,715)

Net income (loss) per share – basic	$0.49		$(0.58)	$(7.30)

Net income (loss) per share – diluted	$0.48		$(0.58)	$(7.30)

Weighted average common shares outstanding – basic	260,787		257,782	254,323

Weighted average common shares outstanding – diluted	265,871		257,782	254,323

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the three fiscal years ended January 1, 2011
(In thousands)

	Common Stock
		Par Value		Retained	Accumulated
		and Capital		Earnings	Other
		in Excess	Treasury	(Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit)	Income	Total

BALANCE, DECEMBER 29, 2007	274,686	$1,619,876	$(619,125)	$1,152,640	$20,257	$2,173,648

Comprehensive loss:
Net loss	----	----	----	(1,856,715)	----	(1,856,715)
Other comprehensive income, net of taxes and liquidation of subsidiary (Notes 2 and 14)	----	----	----	----	16,985	16,985

Total comprehensive loss, net of taxes						(1,839,730)

Purchase of treasury stock	(27,034)	----	(273,950)	----	----	(273,950)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	10,931	(45,621)	203,037	(110,604)	----	46,812
Stock received for payment of employee taxes on vesting of restricted stock	(726)	----	(5,114)	----	----	(5,114)
Tax effect related to employee stock transactions allocated to equity	----	(5,472)	----	----	----	(5,472)
Tax benefit from call options	----	4,389	----	----	----	4,389
Stock options assumed in acquisitions	----	1,140	----	----	----	1,140
Stock-based compensation expense	----	75,318	----	----	----	75,318
Unrecognized tax benefit adjustment (Note 6)	----	7,893	----	----	----	7,893
Tax adjustment related to the repatriation of earnings (Note 6)	----	1,779	----	----	----	1,779

BALANCE, JANUARY 3, 2009	257,857	$1,659,302	$(695,152)	$(814,679)	$37,242	$186,713

Comprehensive loss:
Net loss	----	----	----	(149,871)	----	(149,871)
Other comprehensive income, net of taxes (Note 14)	----	----	----	----	6,028	6,028

Total comprehensive loss, net of taxes						(143,843)

Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	11,824	(28,504)	269,801	(213,433)	----	27,864
Stock received for payment of employee taxes on vesting of restricted stock	(1,032)	----	(5,959)	----	----	(5,959)
Tax effect related to employee stock transactions allocated to equity	----	(299)	----	----	----	(299)
Unrecognized tax benefit adjustment (Note 6)	----	(6,369)	----	----	----	(6,369)
Stock-based compensation expense	----	50,266	----	----	----	50,266

BALANCE, JANUARY 2, 2010	268,649	$1,674,396	$(431,310)	$(1,177,983)	$43,270	$108,373

Comprehensive income:
Net income	----	----	----	126,538	----	126,538
Other comprehensive income, net of taxes (Note 14)	----	----	----	----	9,786	9,786

Total comprehensive income, net of taxes						136,324

Purchase of treasury stock	(6,493)	----	(39,997)	----	----	(39,997)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	6,201	(26,116)	127,157	(87,408)	----	13,633
Stock received for payment of employee taxes on vesting of restricted stock	(1,241)	(794)	(8,940)	----	----	(9,734)
Proceeds from sale of 2015 Warrants	----	37,450	----	----	----	37,450
Proceeds from termination of Convertible Senior Notes Hedges	----	311	----	----	----	311
Extinguishment of equity component related to the repurchase of Convertible Senior Notes	----	(5,617)	----	----	----	(5,617)
Tax effect related to employee stock transactions allocated to equity	----	(9,917)	----	----	----	(9,917)
Stock-based compensation expense	----	43,180	----	----	----	43,180
Unrecognized tax benefit adjustment (Note 6)	----	2,648	----	----	----	2,648

BALANCE, JANUARY 1, 2011	267,116	$1,715,541	$(353,090)	$(1,138,853)	$53,056	$276,654

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 1, 2011
(In thousands)

	2010	2009	2008

Cash and Cash Equivalents at Beginning of Year	$569,115	$568,255	$1,062,920

Cash Flows from Operating Activities:
Net income (loss)	126,538	(149,871)	(1,856,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	----	----	1,317,200
Impairment of intangible and tangible assets	----	----	47,069
Depreciation and amortization	88,335	93,139	126,489
Amortization of debt discount and fees	25,352	20,912	18,019
Loss on extinguishment of debt	5,705	----	----
Stock-based compensation	43,460	54,706	81,274
Loss from equity method investments	133	481	945
(Gain) loss on investments, net	(7,617)	(1,292)	15,263
Gain on sale of property, plant and equipment	(799)	----	----
Write-off of acquired in-process technology	----	----	600
Write-down of investment securities	1,500	5,207	16,653
Non-cash restructuring and other charges (credits)	4,086	(358)	279
Loss on liquidation of subsidiary	----	----	9,327
Tax benefit from call options	----	----	4,389
Impairment of property, plant and equipment	491	6,730	2,170
Deferred income taxes	(64,191)	(3,438)	198,784
Proceeds from the sale of receivables, net	----	5,827	52,232
Provisions (recoveries) for losses (gains) on trade and installment contract receivables	(17,098)	20,947	4,578
Other non-cash items	1,838	(759)	1,622
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(33,459)	61,966	(31,205)
Installment contract receivables	104,834	114,346	79,635
Inventories	(26,528)	3,896	2,584
Prepaid expenses and other	(22,392)	(1,393)	(4,618)
Other assets	(44,972)	12,044	(2,778)
Accounts payable and accrued liabilities	60,281	(94,851)	(42,882)
Deferred revenue	62,531	(95,135)	25,648
Other long-term liabilities	(108,885)	(27,467)	3,724

Net cash provided by operating activities	199,143	25,637	70,286

Cash Flows from Investing Activities:
Proceeds from sale of available-for-sale securities	----	4,135	56,529
Purchases of available-for-sale securities	----	----	(62,447)
Proceeds from the sale of short-term investments	317	----	----
Proceeds from the sale of long-term investments	10,276	----	4,028
Proceeds from the sale of property, plant and equipment	900	3,864	----
Purchases of property, plant and equipment	(34,782)	(41,308)	(97,290)
Purchases of software licenses	(2,706)	(774)	(2,388)
Investment in venture capital partnerships and equity investments	(3,000)	(2,300)	(4,386)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(256,117)	(14,126)	(20,931)

Net cash used for investing activities	(285,112)	(50,509)	(126,885)

Cash Flows from Financing Activities:
Proceeds from receivable sale financing	----	----	17,970
Principal payments on receivable sale financing	(3,540)	(2,467)	(793)
Proceeds from issuance of 2015 Notes	350,000	----	----
Payment of 2023 Notes	----	----	(230,207)
Payment of Convertible Senior Notes	(192,364)	----	----
Payment of 2015 Notes issuance costs	(10,532)	----	----
Purchase of 2015 Notes Hedges	(76,635)	----	----
Proceeds from termination of Convertible Senior Notes Hedges	311	----	----
Proceeds from sale of 2015 Warrants	37,450	----	----
Tax effect related to employee stock transactions allocated to equity	(9,458)	1,383	483
Proceeds from issuance of common stock	13,643	28,010	48,192
Stock received for payment of employee taxes on vesting of restricted stock	(8,940)	(5,959)	(5,114)
Purchases of treasury stock	(39,997)	----	(273,950)

Net cash provided by (used for) financing activities	59,938	20,967	(443,419)

Effect of exchange rate changes on cash and cash equivalents	14,325	4,765	5,353

Increase (decrease) in Cash and cash equivalents	(11,706)	860	(494,665)

Cash and Cash Equivalents at End of Year	$557,409	$569,115	$568,255

The accompanying notes are an integral part of these consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011

NOTE 1.	CADENCE

Cadence Design Systems, Inc., or Cadence, licenses electronic design automation, or EDA, software and silicon intellectual property, or IP. Cadence sells or leases hardware technology and provides engineering and education services throughout the world to help manage and accelerate electronic product development processes. Cadence customers use its products and services to design and develop complex integrated circuits, or ICs, and electronic systems.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Cadence’s fiscal year end is the Saturday closest to December 31. Fiscal 2010 and 2009 were 52-week years. Fiscal 2008 was a 53-week year. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly-owned by Cadence.

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

Foreign Operations

Cadence transacts business in various foreign currencies. The United States dollar is the functional currency of Cadence’s consolidated entities operating in the United States and Cadence’s principal Irish, Israeli, Hungarian and Dutch subsidiaries. The functional currency for Cadence’s other consolidated entities operating outside of the United States is generally the local country’s currency, which is the primary currency in which the entity generates and expends cash. Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Cadence includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in Stockholders’ Equity as a component of Accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, in its Consolidated Statements of Operations. There were no significant gains or losses on the liquidation of subsidiaries during fiscal 2010 or fiscal 2009. Cadence recognized a $9.9 million loss attributable to currency translation adjustment losses, net of gains, from the complete liquidation of a subsidiary during fiscal 2008.

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

Cadence does not use forward contracts for trading purposes. Cadence’s forward contracts generally have maturities of 90 days or less. Recognized gains or losses with respect to Cadence’s current hedging activities will ultimately depend on how accurately it is able to match the amount of currency forward exchange contracts with underlying asset and liability exposures.

Receivables and Allowances for Doubtful Accounts

Cadence’s accounts receivable and installment contract receivables are recorded at fair value, which approximates their carrying values. Cadence’s Receivables, net balance on its Consolidated Balance Sheets includes invoiced accounts receivable and the current portion of unbilled installment contract receivables. Installment contract receivables represent amounts Cadence has recorded as revenue for which payments from a customer are due over time. Cadence’s long-term Installment contract receivables, net balance on its Consolidated Balance Sheets includes installment contract receivable balances to be invoiced at future dates more than one year after each balance sheet date. Upon invoicing of an unbilled installment contract receivable, the invoiced amount is included in the accounts receivable balance.

Cadence’s current and long-term installment contract receivables as of January 1, 2011 have been invoiced, or will be invoiced during the next three years, as follows:

2010
(In thousands)

Invoiced as of January 1, 2011	$35,513
To be invoiced during fiscal 2011	87,003
To be invoiced during fiscal 2012	20,253
To be invoiced during fiscal 2013	3,127

Total current and long-term installment contract receivables	145,896
Less allowance for doubtful accounts	(7,604)

Total installment contract receivables, net	$138,292

Each fiscal quarter, Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand, and the overall economic climate in the industries that Cadence serves, makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection is not probable. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Cadence recorded a recovery of its allowances for doubtful accounts of $16.5 million during fiscal 2010 as a result of collections on certain receivables that were included in Cadence’s allowance for doubtful accounts as of January 2, 2010. Cadence recorded allowances for doubtful accounts of $21.6 million during fiscal 2009 and $4.5 million during fiscal 2008. Receivables and installment contract receivables are presented net of allowance for doubtful accounts of $7.6 million as of January 1, 2011 and $23.7 million as of January 2, 2010.

Cadence’s customers are primarily concentrated within the semiconductor sector, which was adversely affected by the 2008 and 2009 economic downturn, but experienced growth during 2010. As of January 1, 2011, one customer accounted for 19% of Cadence’s total Receivables, net and Installment contract receivables, net. As of

January 2, 2010 one customer accounted for 15% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 1, 2011 and January 2, 2010, approximately half of Cadence’s total Receivables, net and Installment contract receivables, net were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables, net. As a result of receiving payments related to a portion of the outstanding receivables against which Cadence had previously recorded allowances, Cadence has decreased its allowance for doubtful accounts to $7.6 million as of January 1, 2011, as compared to $23.7 million as of January 2, 2010. Of the $7.6 million allowance for doubtful accounts as of January 1, 2011, $6.9 million relates to one customer whose outstanding gross accounts receivable balance is due in the first half of 2011. If Cadence recovers any portion of that $6.9 million, it will result in a reduction of its operating expenses.

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

Due to the complex nature of Cadence’s emulation systems, Cadence purchases certain components from a single supplier. In addition, Cadence currently contracts with a single manufacturer to assemble these components. As such, Cadence may be exposed to the risk of delays in receiving these components due to its reliance on a single supplier and due to manufacturing constraints or other delays in the manufacturing process.

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

Cadence capitalizes the costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Capitalization of software developed for internal use ends, and amortization begins, when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized $5.2 million during fiscal 2010, $10.5 million during fiscal 2009 and $15.6 million during fiscal 2008 for costs of software developed for internal use.

Cadence recorded depreciation and amortization expense in the amount of $61.7 million during fiscal 2010, $69.4 million during fiscal 2009 and $77.9 million during fiscal 2008 for property, plant and equipment. Cadence abandoned and impaired certain long-lived assets of $0.5 million during fiscal 2010, $6.7 million during fiscal 2009 and $2.2 million during fiscal 2008, and these charges are included throughout Cadence’s operating expenses in the accompanying Consolidated Statements of Operations. In addition, Cadence abandoned and impaired certain long-

lived assets of $4.6 million during fiscal 2008, and this charge is included in Impairment of intangible and tangible assets in the accompanying Consolidated Statements of Operations.

Software Development Costs

Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration and costs incurred during fiscal 2010 have not been material.

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

In connection with the preparation of Cadence’s fiscal 2008 financial statements, Cadence performed an interim goodwill impairment test and recorded an Impairment of goodwill of $1,317.2 million, representing all of Cadence’s goodwill at the time. See Note 5 for an additional description of Cadence’s goodwill impairment analysis.

Long-lived Assets, including Acquired Intangibles

Cadence’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies (original lives assigned are one to twelve years). Cadence reviews its definite-lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, Cadence assesses its long-lived assets for impairment if they are abandoned.

Non-Marketable Securities

Cadence’s non-marketable securities include investments in privately-held companies, and these investments are initially recorded at cost. To determine the fair value of these privately-held investments, Cadence uses the most recent round of financing or estimates of current fair value using traditional valuation techniques. It is Cadence’s policy to review the fair value of these investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition and is based on information that Cadence receives from these companies. This information is not subject to the same disclosure regulations as United States publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. If Cadence believes the carrying value of an investment is in excess of fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to its estimated fair value.

Nonqualified Deferred Compensation Trust

Executive Officers, senior management and members of Cadence’s Board of Directors may elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected investments. Cadence consolidates the NQDC trust accounts in its Consolidated Financial Statements.

The selected investments held in the NQDC trust are classified as trading securities. Trading securities are stated at fair value, with the unrealized gains and losses recognized in the Consolidated Statements of Operations as Other income (expense), net. These trading securities are classified as Other assets in the Consolidated Balance Sheets because the securities are not available for Cadence’s use in its operations.

Cadence’s obligation with respect to the NQDC trust is recorded in Other long-term liabilities on its Consolidated Balance Sheets. Increases and decreases in the NQDC liability are recorded as compensation expense in the Consolidated Statements of Operations.

Deferred Revenue

Deferred revenue arises when customers are billed for products or services in advance of revenue recognition. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized over the duration of the license. The fees under product licenses for which revenue is not recognized immediately and for maintenance in connection with term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the ensuing 12-month maintenance term.

Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation gains and losses, changes in defined benefit plan liabilities, and unrealized gains and losses on marketable securities that are available-for-sale that have been excluded from Net income (loss) and reflected instead in Stockholders’ equity. Cadence has reported comprehensive income (loss) in its Consolidated Statements of Stockholders’ Equity. Cadence reclassified from unrealized holding gains and losses on marketable securities to realized gains included in Other income (expense), net, in the accompanying Consolidated Statements of Operations, $2.3 million during fiscal 2009, without any tax effect and ($7.9) million during fiscal 2008, without any tax effect. During fiscal 2010, Cadence recorded net unrealized holding gains on available-for sale securities of $6.4 million, net of tax effect of $2.9 million. Cadence did not have a tax benefit for gross unrealized holding losses in marketable equity securities during fiscal 2009 or fiscal 2008. For an additional description of the unrealized holding losses and associated tax effect, see Note 8 and Note 14.

Revenue Recognition

  License Types

Cadence licenses its products using three different license types:

•	Subscription licenses;
•	Term licenses; and
•	Perpetual licenses.

For many of Cadence’s term and subscription license arrangements, Cadence uses its internet-based delivery mechanism, “eDA-on-tap,” to facilitate the delivery of its software products. Cadence created two types of “eDA Cards” that utilize eDA-on-tap. Subscription license customers may purchase an “eDA Platinum Card,” providing the customer access to and use of all software products delivered at the outset of the arrangement and the ability to use additional unspecified software products that may become commercially available during the term of the arrangement, until the fees have been depleted. Term license customers may purchase an “eDA Gold Card,” providing the customer access to and use of all software products delivered at the outset of the arrangement, until the fees have been depleted. Overall, the eDA Cards provide greater flexibility for Cadence’s customers in how and when they deploy and use Cadence’s software products.

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

In general, revenue associated with subscription licenses is recognized ratably over the term of the license commencing upon the later of the effective date of the arrangement or delivery of the first software product. Subscription license revenue is allocated to product and maintenance revenue. The allocation to maintenance revenue is based on vendor specific objective evidence, or VSOE, of fair value of the undelivered maintenance that was established in connection with the sale of Cadence’s term licenses that contain stated annual renewal rates.

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

In general, Product revenue associated with term licenses that include a stated annual maintenance renewal rate is recognized upon the later of the effective date of the arrangement or delivery of the software product and Maintenance revenue is recognized ratably over the maintenance term. In general, Product and Maintenance revenue associated with term licenses that do not include a stated annual maintenance renewal rate is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. The allocation to maintenance revenue is based on VSOE of fair value of the undelivered maintenance that was established in connection with the sale of Cadence’s term licenses that contain stated annual renewal rates.

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

Persuasive evidence of an arrangement – Generally, Cadence uses a contract signed by the customer as evidence of an arrangement for subscription and term licenses and hardware leases. If a contract signed by the customer does not exist, Cadence has historically used a purchase order as evidence of an arrangement for perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small methodology service engagements. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, Cadence considers the signed contract to be the most persuasive evidence of the arrangement. Sales through Cadence’s distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

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

Fee is fixed or determinable – Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial up-front payment, Cadence only considers that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. Cadence has a history of collecting receivables under installment contracts of up to five years.

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

Vendor-specific objective evidence of fair value – Cadence’s VSOE for certain product elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is based upon the customer’s stated annual renewal rates. VSOE for services is generally based on the price charged when the services are sold separately. For multiple element arrangements, VSOE must exist to allocate the total fee among all delivered and undelivered elements of a term or perpetual license arrangement. If VSOE of all undelivered elements exists, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized up-front as the elements are delivered. If VSOE does not exist for all elements to support the allocation of the total fee among all elements of the arrangement, or if VSOE does not exist for all undelivered elements to apply the residual method, revenue is recognized ratably over the term of the undelivered elements. Cadence’s experience has been that it is able to determine VSOE for maintenance when a stated annual renewal rate is included in the arrangement. Cadence has not established VSOE for product, including licenses that include the right to receive unspecified future software products, or for annual maintenance that is not cancellable by the customer.

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

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented less than 1% of total revenue during fiscal 2010, approximately 2% of total revenue during fiscal 2009 and approximately 3% of total revenue during fiscal 2008. Upon the sale of an installment contract, Cadence recognizes the remaining finance fee revenue associated with the installment contract.

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

Cadence then records a valuation allowance to reduce the deferred tax assets to the amount that Cadence believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. Deferred tax assets are realized by an enterprise by having sufficient taxable income to allow the related tax benefits to reduce taxes otherwise payable. Accordingly, the taxable income must be both of an appropriate character (e.g., capital versus ordinary, foreign versus United States source income) and within the carryback and carryforward periods permitted by law. In making such assessments, Cadence must make significant judgments about the possible sources of taxable income and the evidence available about each possible source of taxable income on a jurisdiction by jurisdiction basis. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. For example, a company’s current year or previous losses are given more weight than its future outlook. For the years ended January 1, 2011 and January 2, 2010, Cadence concluded that a significant valuation allowance was required based on its evaluation and weighting of the positive and negative evidence. For the year ended January 1, 2011, Cadence released $8.4 million of valuation allowance against its deferred tax assets. The 2010 change in valuation allowance included a $66.7 million release of the valuation allowance resulting from the acquisition accounting for Denali Software, Inc., or Denali, in June 2010, which provided a source of taxable income to allow Cadence deferred tax assets to be considered realizable. See Note 6 for an additional description of this change. If, in the future, Cadence determines that its deferred tax assets are more likely than not to be realized, a release of all or part, of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

Cadence takes a two-step approach to recognizing and measuring the financial statement benefit of uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement of the audit. Cadence reevaluates its income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. For the year ended January 1, 2011 Cadence determined that uncertain tax positions that were subject to the Internal Revenue Service, or IRS, examination of Cadence’s federal income tax returns for the tax years 2000 through 2002, were effectively settled and Cadence recognized a benefit for income taxes of $147.9 million. See Note 6 for an additional description of this benefit. Cadence classifies interest and penalties on unrecognized tax benefits as income tax expense.

Cadence is also required to assess whether the earnings of its foreign subsidiaries will be indefinitely reinvested outside the United States. As of January 1, 2011, Cadence had recognized a deferred tax liability of $5.2 million related to $8.6 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States. Changes in Cadence’s actual or projected operating results, tax laws or Cadence’s interpretation of tax laws, foreign exchange rates and developments in current and future tax audits could significantly impact the amounts provided for income taxes in Cadence’s results of operations, financial position or cash flows.

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

Stock-Based Compensation

Cadence recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the value of the restricted stock award or restricted stock unit, collectively referred to as restricted stock, option or purchase right and is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. The fair value of each option grant and each purchase right granted under Cadence’s Employee Stock Purchase Program, or ESPP, is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock issuance is determined using the fair value of Cadence’s common stock on the grant date. Cadence recognizes stock-based compensation expense on the straight-line method for stock options and restricted stock that only contain a service condition and on the graded-vesting method for restricted stock that contain both a service and performance condition. Determining the fair value of stock options and purchase rights under the ESPP at the grant date requires judgment, including estimating the following:

•	Expected volatility of Cadence’s stock;
•	Expected term of stock options and purchase rights under the ESPP;
•	Risk-free interest rate for the period;
•	Expected dividends, if any; and
•	Expected forfeitures.

The computation of the expected volatility assumption used in the Black-Scholes option pricing model for new grants is based on implied volatility when the remaining maturities of the underlying traded options are at least one year and, when the remaining maturities of the underlying traded options are less than one year, it is based on an equal weighting of historical and implied volatilities.

When establishing the expected term assumption, Cadence reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. Cadence has not historically paid dividends, thus the expected dividends used in the calculation are zero.

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

The valuation of all options, including the expected term of stock options and ESPP purchase rights, are calculated based on one employee pool because there is no significant difference in exercise behavior between classes of employees. The expected forfeiture rates for options and restricted stock are calculated based on an employee pool and an executive pool due to the vesting acceleration provisions in certain executive employment agreements.

Treasury Stock

When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Consolidated Statements of Stockholders’ Equity. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of Retained earnings (Accumulated deficit) in the Consolidated Statements of Stockholders’ Equity. Cadence recorded losses on the reissuance of treasury stock as a component of Retained earnings (Accumulated deficit) of $87.4 million during fiscal 2010, $213.4 million during fiscal 2009 and $110.6 million during fiscal 2008.

Concentrations of Credit Risk

Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Cadence’s customers are primarily concentrated within the semiconductor sector, which was adversely affected by the 2008 and 2009 economic downturn, but grew during 2010. As of January 1, 2011, one customer accounted for 19% of Cadence’s total Receivables, net and Installment contract receivables, net. As of January 2, 2010 one customer accounted for 15% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 1, 2011 and January 2, 2010, approximately half of Cadence’s total Receivables, net and Installment contract receivables, net relate to ten customers.

Credit exposure related to Cadence’s foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.

Cadence is party to certain hedge transactions related to its convertible notes. Cadence is subject to the risk that the counterparties to these hedge transactions may not be able to fulfill their obligations under these hedge transactions. Cadence purchased options and issued warrants to hedge potential dilution of its common stock from the conversion of its 1.375% Convertible Senior Notes Due December 2011, or the 2011 Notes, and its 1.500% Convertible Senior Notes Due December 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. Changes in the fair value of these option and warrant transactions related to Cadence’s 2011 Notes and 2013 Notes are not marked to market and are not recognized in Cadence’s Consolidated Statements of Operations as long as the instruments remain classified as equity. See Note 3 for an additional description of Cadence’s 2011 Notes and 2013 Notes and these option and warrant transactions.

Cadence purchased options and issued warrants to hedge potential cash payments in excess of the principal and contractual interest related to its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, which were issued during fiscal 2010. The 2015 Notes hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in Cadence’s Consolidated Statements of Operations. Because the fair values of the 2015 Notes embedded conversion derivative and the 2015 Notes hedges are similar, there was no impact to Cadence’s Consolidated Statements of Operations relating to these adjustments to fair value during the fiscal 2010. See Note 3 for an additional description of Cadence’s 2015 Notes and the associated hedge transactions.

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2010.

The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair values of Cadence’s long-term investments and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair value of Cadence’s 2015 Notes and Convertible Senior Notes are influenced by interest rates and Cadence’s stock price and stock price volatility and is determined by market trading. The fair values of the embedded conversion derivative and hedge transaction associated with Cadence’s 2015 Notes are determined using an option pricing model based on observable inputs, including Cadence’s stock price, stock price volatility and risk-free interest rates. See Note 3 for the fair value of Cadence’s 2015 Notes, Convertible Senior Notes, Cadence’s Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes, and Cadence’s convertible notes hedges and warrants.

  Advertising

Cadence expenses the costs of advertising as incurred. Advertising expense was $8.6 million during fiscal 2010, $6.7 million during fiscal 2009 and $9.0 million during fiscal 2008, and is included in Marketing and sales in the accompanying Consolidated Statements of Operations.

  Subsequent Events

Cadence evaluated subsequent events through the date on which this Annual Report on Form 10-K was filed with the Securities and Exchange Commission.

On February 8, 2011 and February 11, 2011, Cadence agreed to settle its pending derivative and securities litigation, respectively, subject to completion of final settlement documentation by the parties and court approval. Accordingly, Cadence recorded Litigation charges of $15.8 million in fiscal 2010, which is total settlement costs of $40.0 million, net of $24.2 million Cadence expects will be paid by its insurance carriers. See Note 15 for an additional description of Cadence’s legal proceedings and this settlement.

NOTE 3. CONVERTIBLE NOTES

  2.625% Cash Convertible Senior Notes Due 2015

In June 2010, Cadence issued $350.0 million principal amount of its 2015 Notes. The 2015 Notes have a stated interest rate of 2.625%, mature on June 1, 2015 and may be settled only in cash. The indenture for the 2015 Notes does not contain any financial covenants. Contractual interest payable on the 2015 Notes began accruing in June 2010 and is payable semi-annually each December 1st and June 1st. The initial purchasers’ transaction fees and expenses totaling $10.6 million were capitalized as deferred financing costs and are amortized over the term of the 2015 Notes using the effective interest method. An aggregate of $187.2 million of the net proceeds from the 2015 Notes was used to purchase $100.0 million principal amount of Cadence’s 2011 Notes, and $100.0 million principal amount of its 2013 Notes. Cadence also used $40.0 million of the net proceeds from the 2015 Notes to repurchase approximately 6.5 million shares of Cadence common stock.

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

As of January 1, 2011, none of the conditions allowing the holders of the 2015 Notes to convert the 2015 Notes into cash had been met.

The cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is accounted for as a derivative liability, which is included in Other long-term liabilities in Cadence’s Consolidated Balance Sheet. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million, and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is recognized as interest expense using the effective interest method over the term of the 2015 Notes. As of January 1, 2011, the estimated fair value of the 2015 Notes Embedded Conversion Derivative was $130.2 million.

Concurrently with the issuance of the 2015 Notes, Cadence entered into hedge transactions, or the 2015 Notes Hedges, with various parties whereby Cadence has the option to receive the cash amount that may be due to 2015 Notes holders at maturity in excess of the $350.0 million principal amount of the notes, subject to certain conversion rate adjustments in the 2015 Notes Indenture. These options expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets, and are included in Other assets in Cadence’s Consolidated Balance Sheet. As of January 1, 2011, the estimated fair value of the 2015 Notes Hedges was $130.2 million.

The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in Cadence’s Consolidated Statements of Operations. Because the fair values of the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are similar, there was no impact to Cadence’s Consolidated Statements of Operations relating to these adjustments to fair value during fiscal 2010.

In separate transactions, Cadence also sold warrants, or the 2015 Warrants, to various parties for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. Cadence received $37.5 million in cash proceeds from the sale of the 2015 Warrants, which has been recorded as an increase in Stockholders’ equity. Changes in the fair value of the 2015 Warrants will not be recognized in Cadence’s Consolidated Financial Statements as long as the instruments remain classified as equity. The 2015 Warrants are included in diluted earnings per share to the extent the impact is dilutive. As of January 1, 2011, the 2015 Warrants were not dilutive.

The principal amount, unamortized debt discount and net carrying amount of the liability component of the 2015 Notes as of January 1, 2011 was as follows:

As of
January 1,
2011
(In thousands)

Principal amount of 2015 Notes	$350,000
Unamortized debt discount of 2015 Notes	(69,604)

Net liability of 2015 Notes	$280,396

The effective interest rate, contractual interest expense and amortization of debt discount for the 2015 Notes for fiscal 2010 were as follows:

2010
(In thousands, except percentages)

Effective interest rate	8.1%
Contractual interest expense	$5,005
Amortization of debt discount	$7,035

As of January 1, 2011, the if-converted value of the 2015 Notes exceeded the principal amount of the 2015 Notes. The total fair value of the 2015 Notes was $443.0 million.

1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013

In December 2006, Cadence issued $250.0 million principal amount of its 2011 Notes and $250.0 million principal amount of its 2013 Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th. In June 2010, Cadence repurchased $100.0 million principal amount of its 2011 Notes and $100.0 million principal amount of its 2013 Notes, and in November 2010, Cadence repurchased in the open market $5.5 million principal amount of its 2013 Notes. These repurchases resulted in a remaining principal balance of $150.0 million for the 2011 Notes and $144.5 million for the 2013 Notes. Because Cadence’s 2011 Notes mature on December 15, 2011, its Consolidated Balance Sheet as of January 1, 2011 includes a current liability of $143.3 million representing the $150.0 million principal amount of the 2011 Notes, net of the applicable discount. Discount amortization will continue during fiscal 2011 and the carrying value of the 2011 Notes will equal the $150.0 million principal amount at maturity.

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

As of January 1, 2011, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.

During fiscal 2010, Cadence purchased in the open market $100.0 million principal amount of the 2011 Notes and $105.5 million of the 2013 Notes. At settlement, the fair value of the liability component immediately prior to its extinguishment is measured first and the difference between the fair value of the aggregate consideration remitted to its holders and the fair value of the liability component immediately prior to its extinguishment is attributed to the reacquisition of the equity component. The components of the fiscal 2010 repurchases and related loss on early extinguishment of debt are as follows:

	2011 Notes	2013 Notes	Total
		(In thousands)

Principal amount repurchased	$100,000	$105,539	$205,539

Amount allocated to:
Extinguishment of liability component	$95,865	$90,881	$186,746
Extinguishment of equity component	2,285	3,333	5,618

Total cash paid for repurchase	$98,150	$94,214	$192,364

Principal amount repurchased	$100,000	$105,539	$205,539
Unamortized debt discount	(6,958)	(15,780)	(22,738)
Extinguishment of liability component	(95,865)	(90,881)	(186,746)
Related debt issuance costs	(676)	(1,084)	(1,760)

Loss on early extinguishment of debt	$(3,499)	$(2,206)	$(5,705)

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties whereby Cadence has the option to receive the amount of shares that may be owed to Convertible Senior Notes holders at maturity of the notes, subject to certain conversion rate adjustments in the Convertible Senior Notes Indenture. The aggregate cost of the Convertible Senior Notes Hedges was $119.8 million and has been recorded as a reduction to Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010 and November 2010, Cadence also sold a portion of the Convertible Senior Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock and received proceeds of $0.4 million. The estimated fair value of the remaining Convertible Senior Notes Hedges was $1.1 million as of January 1, 2011. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. Subsequent changes in the fair value of the Convertible Senior Notes Hedges will not be recognized in Cadence’s Consolidated Financial Statements as long as the instruments remain classified as equity.

In separate transactions, Cadence also sold warrants, or the Convertible Senior Notes Warrants, to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. Cadence received $39.4 million in cash proceeds from the sale of the Convertible Senior Notes Warrants, which has been recorded as an increase in Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010 and November

2010, Cadence also purchased a portion of the Convertible Senior Notes Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The Convertible Senior Notes Warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Changes in the fair value of the Convertible Senior Notes Warrants will not be recognized in Cadence’s Consolidated Financial Statements as long as the instruments remain classified as equity. The remaining warrants are included in diluted earnings per share to the extent the impact is dilutive.

The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized debt discount and net carrying amount of the liability component of the Convertible Senior Notes as of January 1, 2011 and January 2, 2010 were as follows:

	2010	2009
	(In thousands)

Equity component of Convertible Senior Notes	$111,375	$116,993

Principal amount of Convertible Senior Notes	$294,461	$500,000
Unamortized debt discount of Convertible Senior Notes	(25,373)	(64,166)

Liability component of Convertible Senior Notes	$269,088	$435,834

The effective interest rate, contractual interest expense, amortization of debt discount and capitalized interest associated with the amortization of debt discount for the Convertible Senior Notes during fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008
	(In thousands, except percentages)

Effective interest rate	6.3%	6.3%	6.3%
Contractual interest expense	$5,579	$7,159	$7,286
Amortization of debt discount	$16,055	$19,440	$18,551
Capitalized interest associated with the amortization of debt discount	$(206)	$(341)	$(2,090)

As of January 1, 2011, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes, including the equity component, was $282.0 million.

  Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. Cadence received net proceeds of $406.4 million, after issuance costs of $13.6 million that were recorded in Other long-term assets and were amortized as interest expense using the straight-line method over five years. In connection with the issuance of the Convertible Senior Notes in December 2006, Cadence repurchased $189.6 million principal amount of the 2023 Notes, and in August 2008, Cadence repurchased $230.2 million principal amount of the 2023 Notes upon the election of the holders of the 2023 Notes and pursuant to the terms of the 2023 Notes, for a total consideration of $230.8 million, reducing the balance of the outstanding 2023 Notes to $0.2 million. As of January 1, 2011, the total fair value of the outstanding 2023 Notes was $0.2 million.

NOTE 4. ACQUISITIONS

For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Consolidated Financial Statements from the date of the acquisition.

Denali Software, Inc.

In June 2010, Cadence acquired Denali. Denali was a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its portfolio to provide system component modeling and IP integration. The goodwill associated with Cadence’s acquisition of Denali resulted primarily from Cadence’s expectation of synergies from the integration of Denali’s product offerings with Cadence’s EDA product offerings. The aggregate initial purchase price was $296.8 million, which was paid in cash. An additional $12.6 million of payments were deferred on the acquisition date and conditioned upon certain Denali shareholders remaining employees of Cadence during the periods specified in the respective agreements. As of January 1, 2011 $10.5 million of the $12.6 million has been paid. During fiscal 2010, $10.2 million of the $12.6 million was expensed in Cadence’s Consolidated Statements of Operations. The remaining $2.4 million will be expensed in Cadence’s Consolidated Statements of Operations over the stated retention periods. The $152.2 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. This acquisition does not include any contingent consideration that is subject to performance metrics, milestone achievement or other similar criteria.

The following table summarizes the allocation of the purchase price for Denali and the estimated amortization period for the acquired intangibles:

(In thousands)

Current assets	$59,398
Property, plant and equipment	347
Other assets	283
Acquired intangibles:
Existing technology (six to nine-year weighted-average useful lives)	65,700
Agreements and relationships (three to twelve-year weighted-average useful lives)	98,800
Tradenames / trademarks / patents (ten-year weighted-average useful life)	4,300
Goodwill	152,172

Total assets acquired	381,000

Current liabilities	(17,042)
Long-term deferred tax liabilities (Note 6)	(67,153)

Net assets acquired	$296,805

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

The financial information in the table below summarizes the combined results of operations of Cadence and Denali, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2010 and fiscal 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 3, 2010 or January 4, 2009 or of results that may occur in the future.

	2010	2009
	(In thousands)

Total revenue	$947,849	$879,561

Net income (loss)	$109,828	$(180,410)

Because Cadence recorded deferred taxes of $66.7 million, primarily related to the intangible assets acquired with Denali, Cadence released a corresponding amount of its deferred tax asset valuation allowance. The $66.7 million release of the valuation allowance was recognized as a benefit for income taxes during fiscal 2010. The pro forma net income (loss) presented above does not include this non-recurring benefit for income taxes. The pro forma tax effects were calculated considering Cadence’s valuation allowance position on its United States losses and tax credits. See Note 6 for an additional description of Cadence’s income taxes.

Other 2010 Acquisition

During fiscal 2010, Cadence acquired another company and recorded $3.9 million of Goodwill and $2.2 million of intangible assets. The $3.9 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. Of the $2.2 million of intangible assets, $0.5 million was allocated to in-process research and development and is classified as an indefinite-lived intangible asset until the project is completed or abandoned. The remaining $1.7 million of intangible assets has a weighted average life of 5 years. The fair values of the intangible assets were determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the expected future cash flows, the timing of the expected future cash flows and discount rates consistent with the level of risk.

This acquisition includes contingent consideration payments based on future financial measures of the acquired technology. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. Cadence estimates the fair value of these liabilities based on Cadence’s expectations as to the projected levels of business and Cadence’s assessment of the probability of achievement. Cadence believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in General and administrative expense in Cadence’s Consolidated Statements of Operations.

The contingent consideration arrangement requires payments of up to $4.0 million if certain financial measures are met during the three-year period subsequent to the consummation of the acquisition. This contingent consideration arrangement does not require continuing employment of the selling shareholders. The initial fair value of the contingent consideration arrangement of $0.8 million was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue amounts. The expected outcomes were recorded at net present value. The fair value of this contingent consideration was $1.0 million as of January 1, 2011.

2008 Acquisition

During fiscal 2008, Cadence acquired a company for an aggregate purchase price of $9.4 million, which included the payment of cash, the fair value of assumed options and acquisition costs. The $3.1 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes and was completely impaired during fiscal 2008. As part of this acquisition, Cadence acquired intangible assets of $8.6 million, including $0.6 million allocated to acquired in-process technology. The acquired in-process technology was immediately expensed because technological feasibility had not been established and no future alternative use existed.

  Acquisition-Related Contingent Consideration

Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations,” and contingent consideration is added to Goodwill as it is paid. During fiscal 2010, Cadence recorded $2.8 million of Goodwill in connection with acquisitions accounted for under SFAS No. 141. Cadence accounts for business combinations with acquisition dates after January 3, 2009 under the acquisition method in accordance with the Accounting Standards Codification and contingent consideration is recorded at fair value on the acquisition date as noted above.

In connection with Cadence’s acquisitions completed before January 1, 2011, Cadence may be obligated to pay up to an aggregate of $17.9 million in cash (including the up to $4.0 million in cash referred to in “Other Acquisition” above) during the next 27 months if certain defined performance goals are achieved in full, of which $10.2 million would be expensed in Cadence’s Consolidated Statements of Operations.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES

  Goodwill

Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2010 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.

The changes in the carrying amount of goodwill during fiscal 2010 were as follows:

Gross Carrying
Amount
(In thousands)

Balance as of January 2, 2010	$ ----
Goodwill resulting from acquisitions during the period (Note 4)	156,103
Additions due to contingent consideration (Note 4)	2,790

Balance as of January 1, 2011	$158,893

Cadence completed its annual impairment analysis of goodwill during the third quarter of fiscal 2008, and determined at that time that it satisfied the first step of the two-step goodwill impairment test, and no impairment of goodwill was recorded. However, during the fourth quarter of fiscal 2008, Cadence observed impairment indicators including a further deterioration in the market in which Cadence operates and a decrease in its market capitalization. Further, Cadence determined indicators existed that the fair value of Cadence’s reporting unit was less than its carrying amount.

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

Allocating assets and liabilities on a fair value basis and determining the fair value of unrecorded intangible assets requires Cadence to make assumptions and estimates about the fair value of assets and liabilities where the fair values of those assets and liabilities are not readily available or observable. In addition, Cadence makes estimates regarding its forecasted revenue, expenses and cash flows, its research and development activities, its customer turnover rates, applicable discount rates and costs of capital and the marketability of its current and future technology.

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

The market approach provides an estimate of the fair value of Cadence’s one reporting unit using various price or market multiples applied to the reporting unit’s operating results and then applying an appropriate control premium. The control premium is determined by considering control premiums offered as part of acquisitions in both Cadence’s industry and comparable industries.

The market capitalization of Cadence’s reporting unit is an indicator of its fair value. Accordingly, the estimated fair value of Cadence’s reporting unit using the income and market approaches is compared to the market capitalization of its reporting unit as one measure that the estimated fair value is reasonable.

  Acquired Intangibles, net

Acquired intangibles with finite lives as of January 1, 2011 were as follows, excluding intangibles that were fully amortized as of January 2, 2010:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)

Existing technology and backlog	$91,800	$(27,350)	$64,450
Agreements and relationships	135,773	(36,579)	99,194
Distribution rights	30,100	(22,575)	7,525
Tradenames, trademarks and patents	26,183	(18,654)	7,529

Total acquired intangibles	$283,856	$(105,158)	$178,698

As of January 1, 2011, Cadence also had $0.5 million of in-process research and development intangibles that will have an indefinite useful life until they are placed into service or the associated research and development efforts are abandoned.

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

Amortization expense for fiscal 2010, fiscal 2009 and fiscal 2008, by Consolidated Statements of Operations caption, was as follows:

	2010	2009	2008
	(In thousands)

Cost of product	$5,603	$4,341	$17,261
Cost of services	----	----	12
Cost of maintenance	1,045	4,180	4,180
Amortization of acquired intangibles	14,160	11,420	22,732

Total acquired intangibles	$20,808	$19,941	$44,185

Amortization of costs from existing technology is included in Cost of product and Cost of services. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)

2011	$25,520
2012	23,487
2013	19,977
2014	17,206
2015	16,893
Thereafter	75,615

Total estimated amortization expense	$178,698

NOTE 6. INCOME TAXES

During fiscal 2010, Cadence determined that uncertain tax positions that were subject to the IRS examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 were effectively settled. Cadence recognized a benefit for income taxes of $189.3 million during fiscal 2010, including a benefit of $147.9 million related to the effective settlement and the release of $66.7 million of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with Denali.

During fiscal 2010, Cadence decreased Common stock and capital in excess of par by $9.7 million for taxes related to employee stock transactions that should have been recognized during fiscal 2007. Cadence recognized the $9.7 million payment as Tax effect related to employee stock transactions allocated to equity in its Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for fiscal 2010, but should have recognized this payment during fiscal 2007. Cadence also recognized $4.6 million of provision for income taxes during fiscal 2010 for uncertain tax positions that should have been recognized during fiscal 2008 and fiscal 2009. The effect of the tax payment and the provision for income taxes on Cadence’s Consolidated Financial Statements for fiscal 2010 and on Cadence’s Consolidated Financial Statements for fiscal 2008 and fiscal 2009 is not considered material.

The provision (benefit) for income taxes consisted of the following components during fiscal 2010, fiscal 2009 and fiscal 2008:

	2010	2009	2008
	(In thousands)

Current:
Federal	$(145,520)	$(2,759)	$17,453
State and Local	(3,882)	1,027	4,021
Foreign	24,288	1,536	18,943

Total current	(125,114)	(196)	40,417

Deferred:
Federal	(59,880)	----	169,049
State and Local	(8,523)	----	37,094
Foreign	4,211	(3,438)	(7,358)

Total deferred	(64,192)	(3,438)	198,785

Total provision (benefit) for income taxes	$(189,306)	$(3,634)	$239,202

Income (loss) before provision (benefit) for income taxes included income (loss) from Cadence’s foreign subsidiaries of $79.0 million during fiscal 2010, $30.8 million during fiscal 2009 and ($35.0) million during fiscal 2008.

The provision (benefit) for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to Loss before provision (benefit) for income taxes during fiscal 2010, fiscal 2009 and fiscal 2008 as follows:

	2010	2009	2008
	(In thousands)

Provision computed at federal statutory income tax rate	$(21,968)	$(53,727)	$(566,130)
State and local income tax, net of federal tax effect	(6,375)	(12,899)	(24,073)
Foreign income tax rate differential	(13,812)	(1,449)	26,222
Non-deductible share-based compensation costs	11,129	7,579	4,516
Non-deductible amortization of acquisition assets	----	5,027	4,218
Change in deferred tax asset valuation allowance	(8,424)	52,021	326,042
Tax credits, research and development	(4,214)	(4,064)	(5,241)
Repatriation of foreign earnings	1,531	3,412	101,123
Non-deductible research and development expense	3,199	----	----
Financing arrangements	(1,821)	1,192	----
Non-deductible impairment losses	----	627	370,898
Tax settlements, domestic	(147,109)	----	----
Other	(1,442)	(1,353)	1,627

Provision (benefit) for income taxes	$(189,306)	$(3,634)	$239,202

Effective tax rate	302%	2%	(15)%

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

Cadence’s effective tax rate for fiscal 2008 reflects the tax expense related to the increase in valuation allowance against deferred tax assets, the repatriation of foreign earnings and the impairment of non-deductible goodwill. During fiscal 2008, Cadence recognized the impairment of $1,059.7 million of United States goodwill that was non-deductible. Cadence also increased the valuation allowance against its deferred tax assets by $326.0 million because of the uncertainty regarding their ultimate realization. In making this judgment, Cadence considered the fiscal 2008 loss that resulted in a cumulative three-year loss and other factors. Finally, given the challenges in the global capital markets during fiscal 2008, Cadence decided that $317.2 million of previously untaxed earnings from foreign subsidiaries would not be indefinitely reinvested outside of the United States. As a result, Cadence accrued a tax expense of $101.1 million during fiscal 2008 to provide for the federal, state and foreign income taxes on these repatriations.

The components of deferred tax assets and liabilities consisted of the following as of January 1, 2011 and January 2, 2010:

	2010	2009
	(In thousands)

Deferred Tax Assets:
Intangible assets	$85,695	$103,363
Reserves and accruals	96,782	102,152
Tax credit carryforwards	137,571	155,137
Capitalized R&D expense	48,167	48,930
Investments	13,124	18,197
Share-based compensation costs	20,980	27,574
Operating loss carryforwards	45,768	37,205
Deferred income	14,944	23,247
Other	19,104	16,414

Total deferred tax assets	482,135	532,219
Valuation allowance	(374,740)	(383,164)

Net deferred tax assets	107,395	149,055

Deferred Tax Liabilities:
Undistributed foreign earnings	(15,561)	(38,270)
Intangible assets	(66,901)	(2,769)
Tax deferred income	(9,651)	(5,945)
Financing arrangements	(1,734)	(5,006)
Other	(7,186)	(4,288)

Total deferred tax liabilities	(101,033)	(56,278)

Total net deferred tax assets	$6,362	$92,777

The operating loss carryforwards included in the components of deferred tax assets and liabilities table above include excess tax benefits associated with share-based compensation. The excess tax benefit is not recognized until the deduction reduces cash taxes payable. Cadence had unbenefited share-based compensation deductions for federal and California tax purposes of $5.4 million and $5.2 million, respectively, as of January 1, 2011, and $0 million and $2.0 million, respectively, as of January 2, 2010. When utilized, the estimated tax benefits of approximately $2.5 million will result in a credit to stockholder’s equity.

Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Cadence considers various sources of taxable income and all available positive and negative evidence about these possible sources of taxable income. Cadence gives significant weight to evidence that can be objectively verified. Under this standard Cadence’s current year loss, the cumulative three-year loss, and the concern over macroeconomic conditions were considered significant negative evidence with a high level of objectivity that outweighed Cadence’s ability to rely on long-term projections of future taxable income in determining whether a valuation allowance was needed. Cadence also considered the availability of taxable income in the extended carryback years provided under the United States federal tax law that was enacted in fiscal 2009.

Cadence concluded that a valuation allowance of $374.7 million was required as of January 1, 2011. After consideration of the valuation allowance, Cadence had total net deferred tax assets of $6.4 million as of January 1, 2011. The net decrease during fiscal 2010 in the total valuation allowance was $8.4 million. The net deferred tax assets are primarily composed of United States net operating loss and tax credit carryforwards. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the net operating loss and tax credit carryforwards. These unrecognized tax benefits are presented separately as a liability and provide a source of taxable income for purposes of assessing the realizability of the deferred tax assets. Although there is no guarantee that these deferred tax assets will be realized, Cadence believes that it is more likely than not that it will be able to realize the net deferred tax assets over time.

Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. Given the challenges in the global capital markets during fiscal 2008, Cadence determined that $317.2 million of previously untaxed earnings from its foreign subsidiaries were not indefinitely reinvested outside of the United States. As a result, Cadence accrued a tax expense of $101.1 million during fiscal 2008 to provide for the potential federal, state and foreign income taxes on these repatriations. During fiscal 2008, Cadence repatriated to the United States $250.0 million of the $317.2 million. Cadence did not repatriate any foreign earnings to the United States during fiscal 2009. During fiscal 2010, Cadence repatriated to the United States $63.4 million of the previously taxed foreign earnings. As of January 1, 2011, Cadence had a deferred tax liability of $5.2 million related to $8.6 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which Cadence has previously made a provision for income tax.

Cadence intends to indefinitely reinvest $133.0 million of undistributed earnings of its foreign subsidiaries as of January 1, 2011, to meet the working capital and long-term capital needs of its foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was $61.0 million as of January 1, 2011.

As of January 1, 2011, Cadence had United States federal and California state net operating loss carryforwards of $71.5 million and $269.7 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates from 2021 through 2030. The California state net operating loss carryforwards will expire at various dates from 2016 through 2031. For fiscal 2008 through fiscal 2011, no California state net operating loss deduction is allowed. Cadence has tax effected net operating losses from states other than California of $5.2 million, which will expire at various dates from 2011 through 2030.

As of January 1, 2011, Cadence had United States federal tax credit carryforwards of $80.4 million, California state tax credit carryforwards of $30.6 million, tax credit carryforwards from states other than California of $9.3 million, and $4.8 million of tax credit carryforwards in foreign jurisdictions. $36.3 million of these available tax credits do not expire and carry forward indefinitely until utilized and the remaining $88.8 million of tax credits will expire at various dates from 2011 through 2030.

  Internal Revenue Service Examinations

The IRS and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s federal income tax returns beginning with the 2000 tax year remain subject to examination by the IRS. Cadence’s California state income tax returns beginning with the 2001 tax year remain subject to examination by the California Franchise Tax Board.

In July 2006, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2000 through 2002 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate tax deficiency for the three-year period of $324.0 million. In November 2006, the IRS revised the proposed aggregate tax deficiency for the three-year period to be $318.0 million. In October 2010, the Appeals Office of the IRS, or the Appeals Office provided Cadence with copies of the settlement agreements that were executed by the Appeals Office in August 2010 that resolved the previously disputed tax positions. While Cadence did not receive the final IRS determination of the amount that will be owed by Cadence prior to January 1, 2011, Cadence considers the tax positions to be effectively settled, because the IRS has completed its examination procedures and Cadence believes that there is a remote possibility that the IRS will re-examine the settled tax positions. As a result of this effective settlement Cadence recognized a benefit for income taxes of $147.9 million in the Consolidated Statements of Operations during fiscal 2010.

In May 2009, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-

year period to $60.7 million. The IRS is contesting Cadence’s transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against Cadence’s transfer pricing arrangements and deductions for foreign trade income in prior examinations. Cadence has filed a timely protest with the IRS and is seeking resolution of the issues through the Appeals Office.

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

  Unrecognized Tax Benefits

Cadence takes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2010 and fiscal 2009 are as follows:

	2010	2009
	(In thousands)

Unrecognized tax benefits at the beginning of the fiscal year	$324,837	$322,742
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year	(130,313)	(1,638)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	12,052	4,838
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(74,890)	(1,061)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(109)	(226)
Effect of foreign currency translation	(32)	182

Unrecognized tax benefits at the end of the fiscal year	$131,545	$324,837

The total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate as of January 1, 2011 is $83.7 million as compared to $257.6 million as of January 2, 2010.

The total amounts of interest and penalties recognized in the Consolidated Statements of Operations for fiscal 2010, fiscal 2009 and fiscal 2008 as Provision (benefit) for income taxes are as follows:

	2010	2009	2008
	(In thousands)

Interest	$(46,268)	$17,540	$13,855
Penalties	$4,471	$1,043	$122

The total amounts of gross accrued interest and penalties recognized in the Consolidated Balance Sheets as of January 1, 2011, were $33.7 million and $15.3 million, respectively, as compared to $80.0 million and $10.8 million, respectively as of January 2, 2010.

Cadence believes that it is reasonably possible that the total amount of unrecognized tax benefits related to the IRS examination of its federal income tax returns for the tax years 2003 through 2005 could decrease during fiscal 2011 if Cadence is able to effectively settle the disputed issues with the Appeals Office. Cadence cannot currently provide an estimate of the range of possible outcomes.

In addition, Cadence believes that it is reasonably possible that the total amounts of unrecognized tax benefits for its transfer pricing arrangements with its foreign subsidiaries could significantly increase or decrease during fiscal 2011 if the Appeals Office develops new settlement guidelines or adjusts its settlement positions that change Cadence’s measurement of the tax benefits to be recognized upon effective settlement with the IRS. Because of the uncertain impact of any potential settlement guidelines, Cadence cannot currently provide an estimate of the range of possible outcomes.

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

NOTE 7. RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of fiscal 2010, Cadence initiated a restructuring plan, or the 2010 Restructuring Plan, which it announced in February 2011. The 2010 Restructuring Plan is intended to decrease costs by reducing Cadence’s workforce and by consolidating facilities.

During fiscal 2010, Cadence recorded total Restructuring and other charges associated with the 2010 Restructuring Plan of $13.2 million, which includes $9.1 million of severance and employee-related costs, $3.7 million of asset-related costs and $0.4 million related to facilities consolidation costs.

During fiscal 2009, Cadence initiated a restructuring plan, or the 2009 Restructuring Plan. During fiscal 2008, Cadence initiated a restructuring plan, or the 2008 Restructuring Plan, and Cadence also initiated restructuring plans in each year from 2001 through 2005, which are referred to as the Other Restructuring Plans. Cadence initiated the 2009 Restructuring Plan, 2008 Restructuring Plan, and Other Restructuring Plans, collectively known as the Restructuring Plans, in an effort to operate more efficiently.

As of January 1, 2011, Cadence’s total amount accrued for the Restructuring Plans was $15.1 million, consisting of $9.2 million of severance and severance-related benefits and $5.9 million of estimated lease losses. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $9.1 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities. Of the $15.1 million accrued as of January 1, 2011, $10.3 million was included in Accounts payable and accrued liabilities and $4.8 million was included in Other long-term liabilities on Cadence’s Consolidated Balance Sheet.

Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans.

  2010 Restructuring Plan

During fiscal 2010, Cadence recorded Restructuring and other charges associated with the 2010 Restructuring Plan of $13.2 million. Of the $13.2 million, $9.1 million is comprised of estimated severance payments, severance-related benefits and costs for outplacement services that Cadence determined were both probable and estimable as of January 1, 2011. The costs relate to approximately 95 employees who were notified after January 1, 2011. All of the $9.1 million is included in Accounts payable and accrued liabilities in Cadence’s Consolidated Balance Sheet as of January 1, 2011. Because of varying regulations in the jurisdictions and countries in which Cadence operates, these workforce reductions will be realized during fiscal 2011 and are expected to be completed by the end of fiscal 2011.

As part of the 2010 Restructuring Plan, Cadence determined it would change its development plans related to certain purchased software technology and related assets. Cadence evaluated the net realizable value of these assets and recorded an impairment charge of $3.5 million.

During fiscal 2010, and as part of the 2010 Restructuring Plan, Cadence recorded a lease loss accrual of $0.4 million related to a facility it consolidated prior to January 1, 2011. Cadence expects to record up to an additional $1.0 million to $2.0 million in restructuring expenses related to consolidating facilities included in the 2010 Restructuring Plan as it vacates those facilities in future periods.

The following table presents activity for the 2010 Restructuring Plan:

	Severance	Excess
	and Benefits	Facilities	Other		Total
	(In thousands)

Balance, January 2, 2010	$ ----	$ ----	$	----	$	----
Restructuring and other charges	9,105	398		3,721		13,224
Non-cash charges	----	36		(3,721)		(3,685)
Effect of foreign currency translation	(10)	----		----		(10)

Balance, January 1, 2011	$9,095	$434	$	----		$9,529

  2009 Restructuring Plan

Cadence has recorded total costs associated with the 2009 Restructuring Plan of $31.7 million, primarily related to severance payments, severance-related benefits and costs for outplacement services. As of January 1, 2011, Cadence had paid substantially all of the severance payments related to the 2009 Restructuring Plan.

The following table presents activity for the 2009 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities		Other		Total
	(In thousands)

Balance, January 3, 2009	$ ----	$	----	$	----	$	----
Restructuring and other charges	35,050		----		----		35,050
Cash payments	(16,310)		----		----		(16,310)
Effect of foreign currency translation	(102)		----		----		(102)

Balance, January 2, 2010	$18,638	$	----	$	----		$18,638

Restructuring and other charges (credits), net	(3,920)		418		82		(3,420)
Non-cash charges	----		8		(82)		(74)
Cash payments	(14,215)		(262)		----		(14,477)
Effect of foreign currency translation	(422)		----		----		(422)

Balance, January 1, 2011	$81		$164	$	----		$245

During fiscal 2010, Cadence recorded a net credit of $3.4 million, consisting of a credit of $3.9 million in termination and related benefits costs that were less than initially estimated and a $0.4 million charge related to facilities included in the 2009 Restructuring Plan that Cadence vacated during the first quarter of fiscal 2010 and $0.1 million for assets related to these vacated facilities.

  2008 Restructuring Plan

The following table presents activity for the 2008 Restructuring Plan:

	Severance
	and	Excess
	Benefits	Facilities	Other		Total
	(In thousands)

Balance, December 29, 2007	$ ----	$ ----	$	----	$	----
Restructuring and other charges	44,272	2,286		140		46,698
Non-cash charges	----	4		----		4
Cash payments	(15,415)	(126)		(59)		(15,600)
Effect of foreign currency translation	810	----		3		813

Balance, January 3, 2009	$29,667	$2,164		$84		$31,915

Restructuring and other charges (credits), net	(3,006)	506		(10)		(2,510)
Non-cash charges	----	116		----		116
Cash payments	(26,010)	(1,139)		(69)		(27,218)
Effect of foreign currency translation	(364)	227		----		(137)

Balance, January 2, 2010	$287	$1,874		$5		$2,166

Restructuring and other charges (credits), net	(38)	104		(25)		41
Non-cash charges	----	77		25		102
Cash payments	(206)	(658)		----		(864)
Effect of foreign currency translation	(21)	(66)		----		(87)

Balance, January 1, 2011	$22	$1,331		$5		$1,358

  Other Restructuring Plans

The following table presents activity associated with the Other Restructuring Plans:

Excess
Facilities
(In thousands)

Balance, December 29, 2007	$10,205

Restructuring and other charges (credits), net	(251)
Non-cash charges	275
Cash payments	(2,750)
Effect of foreign currency translation	(1,220)

Balance, January 3, 2009	$6,259

Restructuring and other charges (credits), net	(1,164)
Non-cash charges	239
Cash payments	(1,002)
Effect of foreign currency translation	316

Balance, January 2, 2010	$4,648

Restructuring and other charges (credits), net	307
Non-cash charges	186
Cash payments	(969)
Effect of foreign currency translation	(233)

Balance, January 1, 2011	$3,939

NOTE 8. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. See Note 2 for an additional description of Cadence’s fair value measurements. The fair value of financial assets and liabilities was determined using the following levels of inputs as of January 1, 2011:

	Fair Value Measurements as of January 1, 2011:
Assets	Total	Level 1	Level 2		Level 3
	(In thousands)

Cash equivalents – Money market funds	$463,681	$463,681	$	----	$	----
Available-for-sale securities	12,702	12,702		----		----
Trading securities held in NQDCs	28,738	28,738		----		----
2015 Notes Hedges	130,211	----		130,211		----
Foreign currency exchange contracts	1,559	----		1,559		----
Time deposits	13	13		----		----

Total Assets	$636,904	$505,134		$131,770	$	----

Liabilities	Total	Level 1		Level 2		Level 3
	(In thousands)

Acquisition-related contingent consideration	$966	$	----	$	----	$966
2015 Notes Embedded Conversion Derivative	130,211		----		130,211	----

Total Liabilities	$131,177	$	----		$130,211	$966

The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are classified as Level 2 because these assets and liabilities are not actively traded and are valued using standard pricing methodologies that use observable market data for all inputs. The fair value of the 2015 Notes Hedges and 2015 Notes Embedded Conversion Derivative are determined using an option pricing model based on observable inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors. The foreign currency exchange contracts are classified as Level 2 because the fair value of these contracts is determined based on observable foreign currency exchange rates.

Cadence acquired intangible assets of $171.0 million in connection with business combinations during fiscal 2010. The fair value of these intangible assets was estimated using Level 3 inputs. See Note 4 for an additional description of these business combinations and the key inputs used in the valuations.

Cadence recorded the initial fair value of contingent consideration liabilities in connection with a business combination during fiscal 2010, using Level 3 inputs. This liability is classified as Level 3 because this liability is measured at fair value using unobservable inputs at the end of each reporting period. See Note 4 for an additional description of this business combination and the key inputs used in the valuation.

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

Cadence vacated or consolidated certain facilities in connection with restructuring plans initiated in 2009 and 2010 and recorded lease losses of $0.9 million during fiscal 2010, which are included in Restructuring and other charges (credits) in Cadence’s Consolidated Statement of Operations. The fair value of these lease losses was estimated using Level 3 inputs. See Note 7 for an additional description of Cadence’s lease loss estimates.

Cadence determined during fiscal 2009 that certain of its non-marketable securities were other-than-temporarily impaired based on the current prices of similar non-marketable securities offered by the issuers. Cadence wrote down the investments by $5.2 million during fiscal 2009. These amounts are included in Other income (expense), net in Cadence’s Consolidated Statement of Operations. The fair value of these non-marketable securities was estimated using Level 3 inputs as described in Note 2.

Cadence determined during fiscal 2009 that certain of its property, plant and equipment was impaired and Cadence wrote down the property, plant and equipment to zero, resulting in a charge of $6.7 million. This charge is included throughout Cadence’s operating expenses in Cadence’s Consolidated Statement of Operations. The fair value of these impairments was estimated using Level 3 inputs as described in Note 2.

  Investments

The following tables summarize Cadence’s Cash and cash equivalents and Short-term investments as of January 1, 2011:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)

Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$93,728	$	----	$	----	$93,728
Cash equivalents – Money market funds	463,681		----		----	463,681

Total Cash and cash equivalents	$557,409	$	----	$	----	$557,409

Classified as Short-term investments:
Time deposits	$13	$	----	$	----	$13
Available-for-sale securities	3,249		9,453		----	12,702

Total Short-term investments	$3,262		$9,453	$	----	$12,715

The following tables summarize Cadence’s Cash and cash equivalents and Short-term investments as of January 2, 2010:

		Gross		Gross
		Unrealized		Unrealized
	Cost	Gains		Losses		Fair Value
	(In thousands)

Classified as Cash and cash equivalents:
Cash and interest bearing deposits	$122,780	$	----	$	----	$122,780

Cash equivalents – Money market funds	446,335		----		----	446,335

Total Cash and cash equivalents	$569,115	$	----	$	----	$569,115

Classified as Short-term investments:
Time deposits	$233	$	----	$	----	$233
Available-for-sale securities	1,817		134		----	1,951

Total Short-term investments	$2,050		$134	$	----	$2,184

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

During fiscal 2010, certain non-marketable securities held by Cadence became marketable because the issuer completed an initial public offering, or IPO. Upon completion of this IPO, the issuer’s preferred stock held by

Cadence was converted to common stock and will be tradable in the open market upon the expiration of a 180-day lock-up period. Cadence reclassified the securities from non-marketable securities to marketable securities and recorded a gross unrealized holding gain of $8.0 million.

Net recognized gains (losses) from the sale of available-for-sale equity securities during fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010		2009	2008
	(In thousands)

Gains on sale of available-for-sale securities	$	----	$2,341	$1,435
(Losses) on sale of available-for-sale securities		----	----	(9,379)

Net gains (losses) on sale of available-for-sale securities	$	----	$2,341	$(7,944)

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

It is Cadence’s policy to review the fair value of these marketable equity securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value. These impairments are included in Other income (expense), net in the Consolidated Statement of Operations. Cadence did not recognize an other-than-temporary impairment of available-for-sale equity securities during either fiscal 2010 or 2009. During fiscal 2008, Cadence determined that two of its available-for-sale equity securities were other-than-temporarily impaired based on the severity and the duration of the impairment and wrote down the investments by $8.1 million.

  Non-Marketable Securities

Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities included in Other assets in the Consolidated Balance Sheets. Net realized gains on the sale of non-marketable investments were $4.9 million during fiscal 2010, zero during fiscal 2009 and $1.6 million during fiscal 2008. If Cadence determines that an other-than-temporary decline exists in a non-marketable equity security, Cadence writes down the investment to its fair value and records the related write-down in Other income (expense), net, in Cadence’s Consolidated Statements of Operations.

The following table illustrates the carrying value of Cadence’s non-marketable securities as of January 1, 2011 and January 2, 2010:

	2010	2009
	(In thousands)

Non-marketable securities – Application of cost method	$5,560	$12,451
Non-marketable securities – Application of equity method	3,714	2,846

Total non-marketable securities in Other assets	$9,274	$15,297

  Cost Method Investments

Cadence recorded write-downs due to other-than-temporary declines in value of non-marketable securities carried on the cost basis of $1.5 million during fiscal 2010, $5.2 million during fiscal 2009 and $8.6 million during fiscal 2008. These write-downs are included in Other income (expense), net, in the Consolidated Statements of Operations.

  Equity Method Investments

Cadence’s holdings in equity method investments are held in the form of voting preferred stock or convertible debt of privately-held companies. If Cadence determines that it has the ability to exercise significant influence over the issuer and the investment is in the form of in-substance common stock, the investment is accounted for under the equity method.

The portion of equity method income or loss recorded by Cadence is based on its percentage ownership of each issuer’s preferred stock or convertible debt available to absorb losses or with contractual rights to income. Cadence’s level of participation in future financings of its equity method issuers may impact its proportional share in future income or losses. Cadence records its interest in equity method gains and losses in the quarter following incurrence because it is not practicable to obtain issuer financial statements before the issuance of Cadence’s Consolidated Financial Statements. Cadence records its proportional share of the issuers’ gains or losses in Other income (expense), net. Cadence’s proportional share of its issuers’ net losses and impairment losses was as follows:

	2010	2009	2008
	(In thousands)

Proportional share of equity method losses	$(133)	$(481)	$(945)

Cadence’s voting interest in its equity method investments ranged from approximately 17% to 46% of the following privately-held companies: Accent International S.A., GSR Associates II, L.P. and ZCIST Co., Ltd. As of January 1, 2011, the difference between the carrying value of Cadence’s investments in these companies and Cadence’s share of the underlying net assets of the companies was immaterial. Subsequent to January 1, 2011, Cadence sold its interest in Accent International S.A.

NOTE 9. BALANCE SHEET COMPONENTS

A summary of balance sheet components as of January 1, 2011 and January 2, 2010 is as follows:

	2010	2009
	(In thousands)

Receivables, net:
Accounts receivable	$112,494	$66,348
Installment contract receivables – current	87,003	148,300

Total receivables	199,497	214,648
Less: Allowance for doubtful accounts	(7,604)	(14,020)

Receivables, net	$191,893	$200,628

Inventories:
Raw materials	$23,109	$10,058
Finished goods	15,925	4,999
Rental	----	9,108

Inventories	$39,034	$24,165

Prepaid Expenses and Other:
Prepaid expenses and other	$42,605	$41,527
Litigation-related receivables	24,200	----
Deferred income taxes	11,550	13,128

Prepaid expenses and other	$78,355	$54,655

	2010	2009
	(In thousands)

Property, Plant and Equipment:
Computer equipment and related software	$552,105	$567,343
Buildings	128,569	128,378
Land	61,211	61,237
Leasehold and building improvements	78,478	76,098
Furniture and fixtures	43,884	44,768
Equipment	68,129	65,633
Assets not ready to be placed in service	1,415	5,152

Total cost	933,791	948,609
Less: Accumulated depreciation and amortization	(648,676)	(637,107)

Property, plant and equipment, net	$285,115	$311,502

Installment Contract Receivables:
Installment contract receivables – long-term	$23,380	$68,172
Less: Allowance for doubtful accounts	----	(9,724)

Installment contract receivables, net	$23,380	$58,448

Other Assets:
Deferred income taxes	$6,757	$89,500
Non-qualified deferred compensation assets	28,609	31,414
Non-marketable securities	9,274	15,297
Purchased software technology, net	2,399	3,706
2015 Notes Hedges	130,211	----
Other long-term assets	28,874	21,132

Other assets	$206,124	$161,049

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$96,452	$73,996
Accounts payable	5,813	7,175
Income taxes payable – current	9,710	7,980
Accrued litigation charges	40,000	----
Accrued operating liabilities	64,889	61,056

Accounts payable and accrued liabilities	$216,864	$150,207

Other Long-term Liabilities:
Income taxes payable – long-term	$76,634	$313,601
Non-qualified deferred compensation liability	28,738	31,084
Installment contract liabilities	8,612	12,517
Long-term acquisition-related holdbacks and payments	1,966	3,000
2015 Notes Embedded Conversion Derivative	130,211	----
Other long-term liabilities	19,949	15,804

Other long-term liabilities	$266,110	$376,006

NOTE 10. STOCK COMPENSATION PLANS

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

  Employee Stock Purchase Plan (ESPP)

In November 1998, Cadence’s Board of Directors adopted, and the Cadence stockholders subsequently approved, Cadence’s Amended and Restated Employee Stock Purchase Plan, which amended and restated the 1990 Employee Stock Purchase Plan, or the ESPP. Subsequent amendments approved by Cadence’s Board of Directors and Cadence stockholders increased the number of shares of common stock authorized for issuance under the ESPP to 66,500,000 shares.

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

  NOTE 11. STOCK-BASED COMPENSATION

Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008
	(In thousands)

Stock options	$7,924	$10,606	$30,506
Restricted stock and stock bonuses	31,725	35,680	36,233
ESPP	3,811	8,420	14,535

Total stock-based compensation expense	$43,460	$54,706	$81,274

Income tax benefit	$1,370	$1,536	$3,707

Stock-based compensation expense is reflected throughout Cadence’s costs and expenses during fiscal 2010, fiscal 2009 and fiscal 2008 as follows:

	2010	2009	2008
	(In thousands)

Cost of product	$117	$151	$195
Cost of services	2,225	3,321	4,312
Cost of maintenance	1,435	2,126	2,758
Marketing and sales	9,765	12,285	17,353
Research and development	18,324	26,364	36,695
General and administrative	11,594	10,459	19,961

Total stock-based compensation expense	$43,460	$54,706	$81,274

  Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008

Dividend yield	None	None	None
Expected volatility	45.9%	65.8%	57.5%
Risk-free interest rate	2.45%	1.91%	2.37%
Expected term (in years)	4.6	4.5	4.6
Weighted average fair value of options granted	$2.51	$2.33	$3.27

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2010 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
		Average	Terms	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)

Options outstanding as of January 2, 2010	35,840	$14.08	3.0	$13,420
Granted	2,941	$6.07
Exercised	(318)	$2.73
Canceled and forfeited	(12,586)	$16.43

Options outstanding as of January 1, 2011	25,877	$12.16	3.7	$31,128

Options vested as of January 1, 2011	20,588	$13.90	3.2	$14,843

Options vested as of January 1, 2011 and options expected to vest after January 1, 2011	25,773	$12.19	3.7	$30,838

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $11.9 million as of January 1, 2011, which will be recognized over the remaining weighted average vesting period of 2.5 years.

The total intrinsic value of and cash received from options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was:

	2010	2009	2008
	(In thousands)

Intrinsic value of options exercised	$1,435	$800	$3,795
Cash received from options exercised	$868	$493	$3,645

In October 2008, certain executive officers resigned from their positions at Cadence. Pursuant to the resignations and the terms of the respective employment agreements of these executive officers, stock options have either been accelerated or forfeited. Cadence recorded additional stock-based compensation expense of $6.5 million relating to the accelerated vesting of these stock options during fiscal 2008.

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

Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2010, fiscal 2009 and fiscal 2008 was as follows:

	2010	2009	2008
	(In thousands)

Stock-based compensation expense (credit) related to performance-based grants	$2,541	$914	$(999)

A summary of the changes in restricted stock awards outstanding under Cadence’s equity incentive plans during fiscal 2010 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Vesting	Aggregate
		Average Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)

Unvested shares as of January 2, 2010	7,164	$7.63		$42,911
Granted	3,516	$6.50
Vested	(3,352)	$7.94
Forfeited	(642)	$9.49

Unvested shares as of January 1, 2011	6,686	$6.71	1.8	$55,226

Unvested shares expected to vest after January 1, 2011	6,334	$6.71	1.8	$52,316

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants of $33.6 million as of January 1, 2011, which will be recognized over the remaining weighted average vesting period of 1.8 years.

The total fair value of restricted stock awards that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was:

	2010	2009	2008
	(In thousands)

Fair value of restricted stock awards that vested	$24,313	$17,736	$15,176

A summary of the changes in restricted stock units outstanding under Cadence’s equity incentive plans during fiscal 2010 is presented below:

			Weighted
			Average
			Remaining
		Weighted	Vesting	Aggregate
		Average Grant Date	Terms	Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)

Unvested shares as of January 2, 2010	1,503	$6.07		$9,006
Granted	843	$6.62
Vested	(624)	$6.02
Forfeited	(111)	$6.46

Unvested shares as of January 1, 2011	1,611	$6.35	1.2	$13,306

Unvested shares expected to vest after January 1, 2011	1,539	$6.35	1.2	$12,713

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants of $7.9 million as of January 1, 2011, which will be recognized over the remaining weighted average vesting period of 2.0 years.

The total fair value of restricted stock units that vested during fiscal 2010, fiscal 2009 and fiscal 2008 was:

	2010	2009	2008
	(In thousands)

Fair value of restricted stock units that vested	$4,553	$2,102	$	----

  Liability-based Awards

Cadence maintains a performance-based bonus plan under which payments may be made in Cadence common stock or cash. Each quarterly period, Cadence estimates the most likely outcome of predetermined performance goals and recognizes any related stock-based compensation expense. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or estimated attainment of the various performance goals. If such performance goals are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. The dollar amount earned under this performance-based bonus plan is based on the achievement of the performance goals, and the number of shares to be issued under the performance-based bonus plan is based on the dollar amounts earned and the average stock price for three days preceding the grant date. Stock issued under the performance-based bonus plan vests immediately. Cadence agreed to make the fiscal 2010, fiscal 2009 and fiscal 2008 payments in cash under this performance-based bonus plan. The final payment under this performance-based bonus plan was made in February 2010. Stock-based compensation expense and cash paid related to this performance-based bonus plan for fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008
	(In thousands)

Stock-based compensation expense related to performance-based bonus plan	$280	$4,441	$5,957
Cash paid for performance-based bonus plan	$1,279	$6,097	$5,626

  Employee Stock Purchase Plan (ESPP)

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008

Dividend yield	None	None	None
Expected volatility	39.1%	51.3%	48.0%
Risk-free interest rate	0.19%	0.21%	1.95%
Expected term (in years)	0.5	0.3	0.5
Weighted average fair value of options granted	$1.72	$1.96	$2.40

Shares of common stock issued under the ESPP for fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008
	(In thousands, except per share amounts)

Cadence shares purchased under the ESPP	2,568	8,661	6,076
Cash received for the purchase of shares under the ESPP	$12,765	$27,517	$44,547
Weighted-average purchase price per share	$4.97	$3.18	$7.33

  Reserved for Future Issuance

As of January 1, 2011, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)

Employee equity incentive plans*	40,012
2015 Warrants (Note 3)	46,382
Convertible Senior Notes Warrants (Note 3)	13,922
Employee stock purchase plans	7,328
Directors stock option plans*	2,307
2023 Notes conversion (Note 3)	11

Total	109,962

*	Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, and (iv) unvested restricted stock units.

NOTE 12. STOCK REPURCHASE PROGRAMS

Cadence’s Board of Directors has authorized the following programs to repurchase shares of Cadence’s common stock in the open market, which remained in effect on January 1, 2011:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)

December 2006	$500,000	$ ----
February 2008	500,000	314,389
August 2008	500,000	500,000

Total remaining authorization		$814,389

The shares repurchased under Cadence’s stock repurchase programs and the total cost of repurchased shares during fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009		2008
	(In thousands)

Shares repurchased	6,493		----	27,034
Total cost of repurchased shares	$39,997	$	----	$273,950

NOTE 13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted average number of shares of common stock outstanding, less unvested restricted stock awards. None of Cadence’s outstanding grants of restricted stock contain nonforfeitable dividend rights. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding for the diluted net loss per share calculation.

Cadence accounts for the effect of the Convertible Senior Notes in the diluted net income per share calculation using the if-converted method of accounting under the assumption that the conversion spread, if any, will be settled in stock. Under that method, the only shares that will be considered for inclusion in diluted net income per share are those relating to the excess of the conversion premium over the principal amount. During fiscal 2010, fiscal 2009 and fiscal 2008, no shares are included in diluted net income per share for the Convertible Senior Notes.

The calculations for basic and diluted net income (loss) per share for fiscal 2010, fiscal 2009 and fiscal 2008 are as follows:

	2010	2009	2008
	(In thousands, except per share amounts)

Net income (loss)	$126,538	$(149,871)	$(1,856,715)

Weighted average common shares used to calculate basic net income (loss) per share	260,787	257,782	254,323
2023 Notes	11	----	----
Options	1,670	----	----
Restricted stock	3,247	----	----
Employee stock purchase plan (ESPP)	156	----	----

Weighted average common shares used to calculate diluted net income (loss) per share	265,871	257,782	254,323

Basic net income (loss) per share	$0.49	$(0.58)	$(7.30)

Diluted net income (loss) per share	$0.48	$(0.58)	$(7.30)

The following table presents the potential shares of Cadence’s common stock outstanding for fiscal 2010, fiscal 2009 and fiscal 2008 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	2010	2009	2008
	(In thousands)

2015 Warrants (various expiration dates through 2015)	46,382	----	----
Options to purchase shares of common stock (various expiration dates through 2020)	22,100	35,840	38,704
Convertible Senior Notes Warrants (various expiration dates through 2014)	13,922	23,640	23,640
Non-vested shares of restricted stock	1,808	8,667	7,812
Employee stock purchase plan (ESPP)	----	1,342	5,565
2023 Notes	----	11	11

Total potential common shares excluded	84,212	69,500	75,732

NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation gains and losses, unrealized gains and losses on available-for-sale marketable securities, and changes in defined benefit plan liabilities, net of related tax effects. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income (loss) during fiscal 2010, fiscal 2009 and fiscal 2008 was as follows:

	2010	2009	2008
	(In thousands)

Net income (loss)	$126,538	$(149,871)	$(1,856,715)
Foreign currency translation gain, net of related tax effects	7,667	5,897	7,658
Realized foreign currency translation loss on liquidation of subsidiary (Note 2)	----	----	9,921
Changes in unrealized holding gains (losses) on available-for-sale securities, net of reclassification adjustment for realized gains and losses and net of related tax effects (Note 2)	6,438	200	(1,368)
Changes in defined benefit plan liabilities, net of related tax effects	(4,319)	(69)	774

Comprehensive income (loss)	$136,324	$(143,843)	$(1,839,730)

Accumulated other comprehensive income was comprised of the following as of January 1, 2011, January 2, 2010:

	2010	2009
	(In thousands)

Foreign currency translation gain	$51,259	$43,592
Changes in defined benefit plan liabilities	(4,774)	(455)
Unrealized holding gains on available-for-sale securities	6,571	133

Total Accumulated other comprehensive income	$53,056	$43,270

NOTE 15. CONTINGENCIES

  Legal Proceedings

From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister, and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court

entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent periods. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards, and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation. On February 11, 2011, the parties to the litigation agreed to settle the litigation for consideration of $38.0 million, of which approximately $22.2 million will be paid by Cadence’s insurers, while the balance will be paid by Cadence. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors and executive officers, and the settlement is subject to completion of final settlement documentation by the parties and approval by the District Court.

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

These cases were stayed while the parties participated in the mediation process. On February 8, 2011, the parties to these derivative cases agreed to settle all of them in exchange for certain corporate governance changes that Cadence has agreed to put in place, along with an agreement not to oppose an application by plaintiffs’ counsel to the Court for an attorneys’ fee of $1.8 million, which will be paid by Cadence’s insurers if the fee is approved by the court. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors and executive officers, and this settlement is subject to completion of final settlement documentation by the parties and court approval.

  Other Contingencies

Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2010, fiscal 2009 and fiscal 2008.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. To date, Cadence has not accrued a liability for any potential losses from indemnification claims.

Cadence has purchase obligations of $44.5 million as of January 1, 2011 that are associated with agreements for purchases of goods or services.

NOTE 16. LEASE COMMITMENTS

Equipment and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options. Rental expense is recognized on a straight-line basis and was $21.8 million for fiscal 2010, $27.3 million for fiscal 2009 and $34.7 million for fiscal 2008.

As of January 1, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

	Operating	Sub-lease	Net Operating
	Leases	Income	Leases
	(In thousands)

For the fiscal years:
2011	$20,478	$(437)	$20,041
2012	16,910	(169)	16,741
2013	11,710	(65)	11,645
2014	7,885	----	7,885
2015	6,429	----	6,429
Thereafter	18,594	----	18,594

Total lease payments	$82,006	$(671)	$81,335

Of the $81.3 million in net operating lease payments, $5.9 million was accrued in restructuring expense prior to January 1, 2011 and will be charged against the restructuring accrual as paid.

NOTE 17. SALES OF INSTALLMENT CONTRACT RECEIVABLES

During 2008 and 2009, Cadence transferred installment contract receivables on a non-recourse or limited-recourse basis to third party financial institutions and these transfers were recorded as sales. The following table shows the amounts of accounts receivable transferred to financial institutions on a non-recourse basis during fiscal 2010, fiscal 2009 and fiscal 2008:

	2010		2009	2008
	(In thousands)

Accounts receivable transferred	$	----	$6,263	$56,971

Losses on the sale of receivables are included in General and administrative expense in the accompanying Consolidated Statements of Operations. The proceeds from the sale of receivables and the resulting losses are determined based on the purchasing financial institution’s review of the credit strength of the customers whose installment contract receivables are being transferred by Cadence. The following table presents the losses recorded during fiscal 2010, fiscal 2009 and fiscal 2008:

	2010		2009	2008
	(In thousands)

Losses on sales of receivables	$	----	$436	$4,739

When Cadence sells receivables, it generally retains the servicing rights to the underlying accounts receivable. The fair value of the retained servicing rights has not been material to Cadence’s Consolidated Financial Statements.

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

NOTE 18. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its United States employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence made total contributions to the plan of $8.8 million in 2010, $9.0 million in 2009 and $12.2 million in 2008.

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan. Deferred compensation payments are held in accounts with values indexed to the performance of selected investments. These investments are classified as trading securities in Cadence’s Consolidated Balance Sheets and gains and losses are recognized as income (expense) in the Consolidated Statements of Operations. Net recognized gains (losses) of trading securities during fiscal 2010, fiscal 2009 and fiscal 2008 were as follows:

	2010	2009	2008
	(In thousands)

Trading Securities	$2,623	$(1,049)	$(8,916)

Certain of Cadence’s international subsidiaries sponsor defined benefit retirement plans. The total unfunded projected benefit obligation for Cadence’s defined benefit plans was $8.0 million as of January 1, 2011 and $2.0 million as of January 2, 2010, and is recorded in Other long-term liabilities in Cadence’s Consolidated Balance Sheets. During fiscal 2010, Cadence recorded a $4.3 million net increase in the unfunded projected benefit obligation for these defined benefit plans with a corresponding decrease in Accumulated other comprehensive income. Cadence recorded total expense related to these defined benefit plans of $1.8 million during fiscal 2010, $1.1 million during fiscal 2009 and $1.2 million during fiscal 2008.

NOTE 19. STATEMENT OF CASH FLOWS

The supplemental cash flow information for fiscal 2010, fiscal 2009 and fiscal 2008 is as follows:

	2010		2009		2008
	(In thousands)

Cash Paid During the Year for:
Interest		$9,979		$7,188		$7,188

Income taxes, including foreign withholding tax		$29,838		$8,277		$33,647

Non-Cash Investing and Financing Activities:
Common and treasury stock issued and stock option assumed for acquisitionss	$	----	$	----		$1,140

Available-for-sale securities received from customer		$1,431	$	----	$	----

Unrealized gain (loss) on available-for-sale securities, net of reclassification adjustment for realized gains and losses and net of related tax effects		$6,438		$200		$(1,368)

NOTE 20. OTHER INCOME (EXPENSE), NET

Other income (expense), net, for fiscal 2010, fiscal 2009 and fiscal 2008 was as follows:

	2010	2009	2008
	(In thousands)

Interest income	$1,201	$2,595	$20,417
Gains on sale of non-marketable securities (Note 8)	4,885	----	1,597
Gains (losses) on available-for-sale securities and short-term investments (Note 8)	109	2,341	(7,944)
Gains (losses) on securities in Cadence’s non-qualified deferred compensation trust (Note 18)	2,623	(1,049)	(8,916)
Loss on early extinguishment of debt (Note 3)	(5,705)	----	----
Gains on foreign exchange	449	431	3,429
Net loss on liquidation of subsidiary (Note 2)	----	----	(9,327)
Equity loss from investments (Note 8)	(133)	(481)	(945)
Write-down of investments (Note 8)	(1,500)	(5,207)	(16,653)
Other income	612	328	1,499

Total other income (expense), net	$2,541	$(1,042)	$(16,843)

The $9.3 million loss on liquidation of subsidiary during fiscal 2008 is primarily attributable to currency translation adjustment losses, net of gains, previously recorded in Accumulated other comprehensive income in Cadence’s Consolidated Balance sheet for a subsidiary that was completely liquidated during fiscal 2008.

NOTE 21. SEGMENT REPORTING

Segment reporting requires disclosures of certain information regarding reportable segments, products and services, geographic areas of operation and major customers. Segment reporting is based on the “management approach”: how management organizes the company’s reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO. Cadence’s CEO reviews Cadence’s consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following tables present a summary of revenue by geography during fiscal 2010, fiscal 2009 and fiscal 2008:

	2010	2009	2008
	(In thousands)

Americas:
United States	$382,692	$370,016	$435,052
Other Americas	22,218	20,925	32,998

Total Americas	404,910	390,941	468,050

Europe, Middle East and Africa:
Germany	58,942	48,326	52,083
Other Europe, Middle East, and Africa	148,274	140,607	178,756

Total Europe, Middle East, and Africa	207,216	188,933	230,839

Japan	165,155	152,738	204,081
Asia	158,673	120,020	135,644

Total	$935,954	$852,632	$1,038,614

No one customer accounted for 10% or more of total revenue during fiscal 2010, fiscal 2009 or fiscal 2008.

As of January 1, 2011 one customer accounted for 19% of Cadence’s Receivables, net and Installment contract receivables, net. As of January 2, 2010 one customer accounted for 15% of Cadence’s Receivables, net and Installment contract receivables, net.

The following tables present a summary of long-lived assets by geography as of January 1, 2011, January 2, 2010 and January 3, 2009:

	2010	2009	2008
	(In thousands)

Americas:
United States	$254,113	$282,002	$320,770
Other Americas	34	25	34

Total Americas	254,147	282,027	320,804

Europe, Middle East and Africa:
Germany	773	1,060	1,002
Other Europe, Middle East, and Africa	5,568	5,216	6,357

Total Europe, Middle East, and Africa	6,341	6,276	7,359

Japan	4,532	5,130	6,415
Asia	20,095	18,069	20,274

Total	$285,115	$311,502	$354,852

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Schedule II

		Addition
		Charged to	Charged
	Balance at	(Credited)	(Credited)		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended January 1, 2011:
Bad debt allowance	$23,744	$(17,098)	$428	$530	$7,604
Year Ended January 2, 2010:
Bad debt allowance	$5,608	$21,603	$ ----	$(3,467)	$23,744
Sales return allowance	1,916	----	(656)	(1,260)	----

Total	$7,524	$21,603	$(656)	$(4,727)	$23,744

Year Ended January 3, 2009:
Bad debt allowance	$1,089	$4,468	$ ----	$51	$5,608
Sales return allowance	1,806	----	110	----	1,916

Total	$2,895	$4,468	$110	$51	$7,524

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/  Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan Lip-Bu Tan President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ Geoffrey G. Ribar Geoffrey G. Ribar Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lip-Bu Tan, Geoffrey G. Ribar and James J. Cowie, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dr. John B. Shoven Dr. John B. Shoven, Chairman of the Board of Directors	February 24, 2011

/s/ Donald L. Lucas Donald L. Lucas, Director	February 24, 2011

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli, Director	February 24, 2011

/s/ George M. Scalise George M. Scalise, Director	February 24, 2011

/s/ Roger Siboni Roger Siboni, Director	February 24, 2011

/s/ John A.C. Swainson John A.C. Swainson, Director	February 24, 2011

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
2.01		Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.	10-Q	001-10606	2.01	08/04/2010
3.01		Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	08/18/1998
3.02		Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	03/27/2000
3.03		Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.01	08/01/2008
4.01		Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02		Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes Due 2023.	10-Q	001-10606	4.1	11/07/2003
4.03		Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	4.01	08/04/2010
4.04		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.375% Convertible Senior Notes Due 2011.	10-K	000-10606	4.03	02/23/2007
4.05		Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes Due 2013.	10-K	000-10606	4.04	02/23/2007
10	.01*	The Registrant’s 1987 Stock Incentive Plan, as amended and restated July 20, 2007.	10-Q	001-10606	10.01	10/30/2007
10	.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	08/10/2004
10	.03*	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	03/16/2005
10	.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10	.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06		JTA Research Inc. 1998 Stock Option Plan.	S-8	333-85080	99.1	03/28/2002
10	.07*	The Registrant’s 1995 Directors Stock Option Plan.	10-K	000-10606	10.07	02/23/2007
10	.08*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-159486	99.01	05/26/2009
10	.09*	The Registrant’s Senior Executive Bonus Plan, as amended and restated.	10-K	001-10606	10.09	02/26/2010

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10	.10*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.10	02/26/2008
10	.11*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	03/12/2002
10	.12*	The Registrant’s 1993 Non-Statutory Stock Incentive Plan, as amended and restated February 2, 2007 and amended July 30, 2007.	10-Q	001-10606	10.02	10/30/2007
10	.13*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	02/26/2008
10	.14*	Amendments Number One and Two of the Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.14	03/02/2009
10.15		Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan.	S-8	333-87674	99.1	05/07/2002
10.16		Verplex Systems, Inc. 1998 Stock Plan.	S-8	333-108251	99.1	08/27/2003
10.17		Get2Chip.Com, Inc. 2001 Stock Plan.	S-8	333-104720	99.2	04/24/2003
10.18		Neolinear, Inc. 2004 Stock Option Plan.	S-8	333-115351	99.1	05/10/2004
10.19		QDA, Inc. 2003 Stock Option/Stock Issuance Plan.	10-K	001-10606	10.23	04/02/2004
10	.20*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	08/10/2004
10.21		eTop Design Technology, Inc. 2000 Stock Incentive Plan.	S-8	333-119335	99.1	09/28/2004
10	.22*	The Registrant’s 2000 Nonstatutory Equity Incentive Plan, as amended and restated.	10-Q	001-10606	10.04	10/30/2007
10	.23*	The Registrant’s 1997 Nonstatutory Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	10/30/2007
10.24		Simplex Solutions, Inc. 1995 Stock Plan, as amended.	S-8	333-88390	99.1	07/03/2002
10.25		Simplex Solutions, Inc. 2001 Incentive Stock Plan.	S-8	333-88390	99.2	07/03/2002
10.26		Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan.	S-8	333-88390	99.3	07/03/2002
10.27		Altius Solutions, Inc. 1999 Stock Plan.	S-8	333-88390	99.4	07/03/2002
10	.28*	Summary of Non-Employee Director Compensation.	10-Q	001-10606	10.01	07/27/2007
10	.29*	Summary of Non-Employee Director Cash Compensation.	8-K	001-10606	10.2	08/19/2005
10.30		Silicon Perspective Corporation 1997 Stock Option Plan.	S-8	333-75874	99.1	12/21/2001
10.31		Celestry Design Technologies, Inc. 2001 Stock Option Plan.	S-8	333-102648	99.4	01/22/2003
10.32		Celestry Design Technologies, Inc. 2001 Executive Stock Plan.	S-8	333-102648	99.5	01/22/2003
10.33		Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	04/12/2005
10.34		Verisity Ltd. 1999 Israeli Share Option Plan.	S-8	333-124025	99.2	04/12/2005
10.35		Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan.	S-8	333-124025	99.3	04/12/2005
10.36		Verisity Ltd. 1996 U.S. Stock Option Plan (as amended on October 28, 1999).	S-8	333-124025	99.4	04/12/2005
10.37		Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	04/12/2005
10.38		Axis Systems, Inc. 1997 Stock Plan, as amended and restated.	S-8	333-124025	99.6	04/12/2005
10.39		Praesagus, Inc. 2001 Employee, Director and Consultant Stock Option Plan.	S-8	333-132753	99.1	03/28/2006
10.40		Praesagus Inc. 2005 Equity Incentive Plan.	S-8	333-132753	99.2	03/28/2006

		Incorporated by Reference
Exhibit				Exhibit		Provided
Number	Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10.41	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.84	02/23/2007
10.42	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.85	02/23/2007
10.43	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.86	02/23/2007
10.44	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.87	02/23/2007
10.45	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.88	02/23/2007
10.46	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.89	02/23/2007
10.47	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.90	02/23/2007
10.48	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.91	02/23/2007
10.49	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2011.	10-K	001-10606	10.92	02/23/2007
10.50	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.93	02/23/2007
10.51	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.94	02/23/2007

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10.52		Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.95	02/23/2007
10.53		Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	09/05/2007
10.54		Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	03/24/2008
10	.55*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10	.56*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin S. Palatnik.	10-Q	001-10606	10.16	12/11/2008
10	.57*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.	10-K	001-10606	10.91	03/02/2009
10	.58*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	03/02/2009
10	.59*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	03/02/2009
10	.60*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Thomas A. Cooley.	10-K	001-10606	10.94	03/02/2009
10	.61*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	03/02/2009
10	.62*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	03/02/2009
10	.63*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	05/01/2009
10	.64*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	05/01/2009
10	.65*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	07/31/2009
10	.66*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	02/26/2010
10	.67*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	02/26/2010
10.68		Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.01	08/04/2010
10.69		Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.02	08/04/2010
10.70		Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.03	08/04/2010

			Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
10.71		Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.04	08/04/2010
10.72		Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.05	08/04/2010
10.73		Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.06	08/04/2010
10.74		Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.07	08/04/2010
10.75		Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.08	08/04/2010
10.76		Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.09	08/04/2010
10.77		Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.10	08/04/2010
10.78		Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.11	08/04/2010
10.79		Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.12	08/04/2010
10	.80*	Employment Agreement, effective as of August 3, 2010, between the Registrant and John J. Bruggeman II.	10-Q	001-10606	10.13	08/04/2010
10	.81*	Executive Transition and Release Agreement, dated September 24, 2010 between the Registrant and Kevin S. Palatnik.	10-Q	001-10606	10.01	10/29/2010
10	.82*	Offer Letter, executed September 24, 2010 between the Registrant and Geoffrey G. Ribar.	10-Q	001-10606	10.02	10/29/2010
21.01		Subsidiaries of the Registrant.					X
23.01		Independent Registered Public Accounting Firm’s Consent.					X
31.01		Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02		Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01		Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02		Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	.INS	XBRL Instance Document.					X
101	.SCH	XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference
Exhibit					Exhibit		Provided
Number		Exhibit Title	Form	File No.	No.	Filing Date	Herewith
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.