Form 10-Q
period 2011-04-02
CADENCE DESIGN SYSTEMS INC
filed 2011-04-29
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-15867

CADENCE DESIGN SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	77-0148231 (I.R.S. Employer Identification No.)
Incorporation or Organization)

2655 Seely Avenue, Building 5, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
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
     Yes X   No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
     Yes   X    No ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No X
On April 2, 2011, 268,941,814 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	April 2,	January 1,
	2011	2011
Current Assets:
Cash and cash equivalents	$612,208	$557,409
Short-term investments	10,917	12,715
Receivables, net of allowances of $1,443 and $7,604, respectively	172,543	191,893
Inventories	43,050	39,034
Prepaid expenses and other	83,920	78,355

Total current assets	922,638	879,406
Property, plant and equipment, net of accumulated depreciation of $657,517 and $648,676, respectively	273,161	285,115
Goodwill	159,081	158,893
Acquired intangibles, net of accumulated amortization of $69,971 and $105,158, respectively	172,345	179,198
Installment contract receivables	11,452	23,380
Other assets	277,027	206,124

Total Assets	$1,815,704	$1,732,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$144,999	$143,258
Accounts payable and accrued liabilities	188,648	216,864
Current portion of deferred revenue	340,015	337,426

Total current liabilities	673,662	697,548

Long-Term Liabilities:
Long-term portion of deferred revenue	100,064	85,400
Convertible notes	411,198	406,404
Other long-term liabilities	333,074	266,110

Total long-term liabilities	844,336	757,914

Commitments and Contingencies (Note 8 and Note 12)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,716,254	1,715,541
Treasury stock, at cost	(332,065)	(353,090)
Accumulated deficit	(1,139,018)	(1,138,853)
Accumulated other comprehensive income	52,535	53,056

Total stockholders’ equity	297,706	276,654

Total Liabilities and Stockholders’ Equity	$1,815,704	$1,732,116

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Revenue:
Product	$141,819	$102,766
Services	27,805	25,920
Maintenance	96,478	93,252

Total revenue	266,102	221,938

Costs and Expenses:
Cost of product	14,194	5,292
Cost of services	20,075	21,925
Cost of maintenance	10,898	11,398
Marketing and sales	78,372	74,762
Research and development	101,299	89,430
General and administrative	19,302	22,834
Amortization of acquired intangibles	4,459	2,691
Restructuring and other charges (credits)	(41)	(1,074)

Total costs and expenses	248,558	227,258

Income (loss) from operations	17,544	(5,320)
Interest expense	(10,986)	(7,431)
Other income, net	4,469	5,974

Income (loss) before provision for income taxes	11,027	(6,777)
Provision for income taxes	4,704	5,008

Net income (loss)	$6,323	$(11,785)

Net income (loss) per share — basic	$0.02	$(0.04)

Net income (loss) per share — diluted	$0.02	$(0.04)

Weighted average common shares outstanding — basic	261,533	262,597

Weighted average common shares outstanding — diluted	268,578	262,597

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Cash and Cash Equivalents at Beginning of Period	$557,409	$569,115

Cash Flows from Operating Activities:
Net income (loss)	6,323	(11,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,907	21,465
Amortization of debt discount and fees	7,263	5,523
Stock-based compensation	9,357	10,372
Loss from equity method investments	30	27
Gain on investments, net	(4,477)	(5,591)
Non-cash restructuring and other charges	65	125
Impairment of property, plant and equipment	----	164
Deferred income taxes	65	(1,706)
Provisions (recoveries) for losses (gains) on trade and installment contract receivables	(5,197)	(2,593)
Other non-cash items	488	815
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(7,928)	(23,989)
Installment contract receivables	45,570	57,769
Inventories	(4,016)	(6,047)
Prepaid expenses and other	(5,456)	(1,518)
Other assets	(69,174)	5,538
Accounts payable and accrued liabilities	(20,681)	925
Deferred revenue	15,607	3,813
Other long-term liabilities	65,619	(6,604)

Net cash provided by operating activities	56,365	46,703

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale securities	1,497	----
Proceeds from the sale of long-term investments	2,677	8,964
Purchases of property, plant and equipment	(5,181)	(9,899)
Purchases of software licenses	----	(487)
Investment in venture capital partnerships and equity investments	(608)	----
Cash paid in business combinations and asset acquisitions, net of cash acquired	(2,538)	----

Net cash used for investing activities	(4,153)	(1,422)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(2,829)	(1,719)
Tax effect related to employee stock transactions allocated to equity	160	30
Proceeds from issuance of common stock	8,897	8,044
Stock received for payment of employee taxes on vesting of restricted stock	(2,854)	(2,079)

Net cash provided by financing activities	3,374	4,276

Effect of exchange rate changes on cash and cash equivalents	(787)	631

Increase in cash and cash equivalents	54,799	50,188

Cash and Cash Equivalents at End of Period	$612,208	$619,303

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
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
Preparation of the Condensed Consolidated Financial Statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cadence adopted new revenue recognition standards on the first day of fiscal 2011. See Note 2 for an additional description of Cadence’s adoption of these standards.
Cadence evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed with the SEC.
NOTE 2. REVENUE RECOGNITION
Cadence adopted new revenue recognition accounting standards on the first day of fiscal 2011 for revenue arrangements that include both hardware and software elements. These new standards require companies to account for product or service deliverables separately rather than as one combined unit in a multiple element arrangement, or MEA. Under these new standards, hardware products containing software components and nonsoftware components that function together to deliver the hardware product’s essential functionality are excluded from the pre-existing software revenue standards. In addition, hardware components of a tangible product containing software components are always excluded from the pre-existing software revenue standards. The residual method is no longer allowed when allocating consideration for arrangements under these new accounting standards.
An MEA is any arrangement that includes or contemplates rights to a combination of software or hardware products, software license types, services, training or maintenance in a single arrangement. From time to time, Cadence may include individual deliverables in separately priced and separately executed contracts with the same customer. Cadence evaluates all relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Significant judgment can be involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement.
For a single transaction or MEA that includes software and nonsoftware elements, Cadence allocates consideration to all deliverables based on their relative standalone selling prices. In these circumstances, the new accounting standards establish a hierarchy to determine the standalone selling price to be used for allocating consideration to deliverables as follows:
•	Vendor-specific objective evidence of fair value, or VSOE;

•	Third-party evidence of selling price, or TPE; and

•	Best estimate of the selling price, or ESP.
The new accounting standards do not generally change the separate elements identified in Cadence’s revenue transactions. For MEAs that contain software and nonsoftware elements, Cadence allocates the consideration to software or software-related elements as a group, and to any nonsoftware element separately based on the standalone selling price hierarchy. The consideration allocated to each element is then recognized as revenue when the basic revenue recognition criteria are met for each element. Once the consideration is allocated to the group of software and software-related elements, it then follows the recognition principles of pre-existing software accounting guidance.
The most significant impact of the adoption of the new revenue recognition accounting standards is the timing of revenue recognition for Cadence’s hardware products when sold with other hardware products or with software licenses for which revenue is recognized ratably. Using the residual method under the pre-existing accounting standards, revenue was recognized when all undelivered elements had vendor-specific objective evidence of fair value, or VSOE. In an arrangement that included multiple hardware products, revenue for the delivered hardware products was required to be deferred until the final hardware product was delivered. In these arrangements, the time period between shipment of the first hardware product and the last hardware product can vary, generally ranging from one to four quarters. Under the newly adopted accounting standards, the consideration allocated to each hardware product will be recognized as revenue upon the respective delivery of each hardware product. In addition, if a hardware product is sold with nonessential software licenses, hardware revenue will no longer be required to be recognized ratably over the software license term.
Cadence adopted these new accounting standards on a prospective basis. Therefore, revenue will continue to be recognized in future periods under the pre-existing accounting standards for arrangements that were entered into on or prior to January 1, 2011. Cadence began applying the new accounting standards for arrangements entered into or materially modified on or after January 2, 2011. If Cadence had accounted for arrangements entered into on or after January 2, 2011 under the pre-existing accounting standards, revenue for the three months ended April 2, 2011 would have been $5.2 million less than reported. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that Cadence reports in a particular period.
Cadence has established VSOE for certain service offerings based upon the pricing of these elements when sold separately. VSOE for maintenance is based upon the customer’s stated annual renewal rate.

Cadence has not established VSOE for any of its products, for annual maintenance that is not cancellable by the customer, or for maintenance of less than 12 months.
TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, Cadence’s offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, Cadence is unable to reliably determine what similar competitor products’ selling prices are sold on a stand-alone basis. Therefore, Cadence typically is not able to obtain TPE and it is not used to determine any standalone selling prices.
Cadence calculates the ESP of its hardware products based on its pricing practices, including the historical average prices charged for comparable hardware products. Cadence’s process for determining ESP for its software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include, but are not limited to, prices charged by Cadence for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, Cadence may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.
Cadence generally has a minimum of two deliverables contained in arrangements involving the sale of its hardware. The first deliverable is the hardware product and software essential to the functionality of the hardware product delivered at the time of sale, and the second deliverable is the right to receive maintenance on the hardware product and the hardware product’s essential software. Cadence allocates consideration between these deliverables based on the relative standalone selling price for each deliverable. Consideration allocated to the hardware product and the related essential software are recognized as revenue at the time of delivery provided all other conditions for revenue recognition have been met. Consideration allocated to the maintenance is deferred and recognized as revenue on a straight-line basis over the respective maintenance terms.
Cadence accounts for MEAs that consist only of software or software-related products in accordance with industry-specific accounting guidance for software and software-related transactions. If VSOE exists for all undelivered elements, the consideration is allocated using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized up-front as the software products are delivered. If VSOE does not exist for all elements to support the allocation of the total fee among all elements of the arrangement, or if VSOE does not exist for all undelivered elements to apply the residual method, revenue is recognized ratably over the term of the undelivered elements.
NOTE 3. CONVERTIBLE NOTES
2.625% Cash Convertible Senior Notes Due 2015
In June 2010, Cadence issued $350.0 million principal amount of its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. The 2015 Notes have a stated interest rate of 2.625%, mature on June 1, 2015 and may be settled only in cash. The indenture for the 2015 Notes does not contain any financial covenants. Contractual interest payable on the 2015 Notes began accruing in June 2010 and is payable semi-annually each December 1st and June 1st. The initial purchasers’ transaction fees and expenses totaling $10.6 million were capitalized as deferred financing costs and are amortized over the term of the 2015 Notes using the effective interest method. An aggregate of $187.2 million of the net proceeds from the 2015 Notes was used to purchase $100.0 million principal amount of Cadence’s 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $100.0 million principal amount of its 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. Cadence also used $40.0 million of the net proceeds from the 2015 Notes to repurchase approximately 6.5 million shares of Cadence common stock.
Prior to March 1, 2015, holders may convert their 2015 Notes into cash upon the occurrence of any one of the following conditions:
•	During any fiscal quarter, and only during such fiscal quarter, if the last reported sale price of our common stock exceeds $9.81 for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter;

•	Specified corporate transactions; or

•	The trading price of the 2015 Notes falls below 98% of the product of (i) the last reported sale price of Cadence’s common stock and (ii) the conversion rate on that date.
During the three months ended April 2, 2011, the last reported sale price of Cadence’s common stock exceeded $9.81 on 9 of the last 30 consecutive trading days of the period. As of April 2, 2011, none of the conditions allowing the holders of the 2015 Notes to convert the 2015 Notes into cash had been met.
From March 1, 2015 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2015 Notes into cash at any time, regardless of the occurrence of any of the foregoing conditions. Cadence may not redeem the 2015 Notes prior to maturity.
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
If a fundamental change occurs prior to maturity and Cadence’s stock price is greater than $6.16 per share at that time, the cash conversion rate will increase by an additional amount of up to 29.8171 shares of Cadence’s common stock per $1,000 principal amount of 2015 Notes, which amount would be paid entirely in cash to each holder that elects to convert its 2015 Notes at that time. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change occurs if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:
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
The cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is accounted for as a derivative liability, which is included in Other long-term liabilities in Cadence’s Condensed Consolidated Balance Sheets. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is recognized as interest expense using the effective interest method over the term of the 2015 Notes. As of April 2, 2011, the estimated fair value of the 2015 Notes Embedded Conversion Derivative was $201.0 million.
Concurrently with the issuance of the 2015 Notes, Cadence entered into hedge transactions, or the 2015 Notes Hedges, with various parties whereby Cadence has the option to receive the cash amount that may be due to 2015 Notes holders at maturity or upon conversion in excess of the $350.0 million principal amount of the notes, subject to certain conversion rate adjustments in the 2015 Notes Indenture. These options expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets, and are included in Other assets in Cadence’s Condensed Consolidated Balance Sheets. As of April 2, 2011, the estimated fair value of the 2015 Notes Hedges was $201.0 million.
The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in Cadence’s Condensed Consolidated Statements of Operations. Because the fair values of the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are similar, there was no impact to Cadence’s Condensed Consolidated Statements of Operations relating to these adjustments to fair value during the three months ended April 2, 2011.
In separate transactions, Cadence also sold warrants, or the 2015 Warrants, to various parties for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. Cadence received $37.5 million in cash proceeds from the sale of the 2015 Warrants, which has been recorded as an increase in Stockholders’ equity. Changes in the fair value of the 2015 Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The 2015 Warrants are included in diluted earnings per share to the extent the impact is dilutive. As of April 2, 2011, the 2015 Warrants were not dilutive.
The principal amount, unamortized debt discount and net carrying amount of the liability component of the 2015 Notes as of April 2, 2011 and January 1, 2011 were as follows:

	As of
	April 2,	January 1,
	2011	2011
	(In thousands)
Principal amount of 2015 Notes	$350,000	$350,000
Unamortized debt discount of 2015 Notes	(66,267)	(69,604)

Net liability of 2015 Notes	$283,733	$280,396

The effective interest rate, contractual interest expense and amortization of debt discount for the 2015 Notes for the three months ended April 2, 2011 and April 3, 2010 were as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands, except
	percentages)
Effective interest rate	8.1%		N/A
Contractual interest expense	$2,289	$	----
Amortization of debt discount	$3,337	$	----
As of April 2, 2011, the if-converted value of the 2015 Notes exceeded the principal amount of the 2015 Notes. The total fair value of the 2015 Notes was $510.3 million.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
In December 2006, Cadence issued $250.0 million principal amount of its 2011 Notes and $250.0 million principal amount of its 2013 Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th. In June 2010, Cadence repurchased $100.0 million principal amount of its 2011 Notes and $100.0 million principal amount of its 2013 Notes, and in November 2010, Cadence repurchased in the open market $5.5 million principal amount of its 2013 Notes. These repurchases resulted in a remaining principal balance of $150.0 million for the 2011 Notes and $144.5 million for the 2013 Notes. Because Cadence’s 2011 Notes mature on December 15, 2011, its Condensed Consolidated Balance Sheets include a current liability of $145.0 million as of April 2, 2011 and $143.3 million as of January 1, 2011, representing the $150.0 million principal amount of the 2011 Notes, net of the applicable discount on the respective dates. Discount amortization will continue through December 15, 2011, when the carrying value of the 2011 Notes will equal the $150.0 million principal amount due at maturity.
Holders may convert their Convertible Senior Notes prior to maturity upon the occurrence of any one of the following conditions:
•	The closing price of Cadence’s common stock exceeds $27.50 during certain periods of time specified in the Convertible Senior Notes;

•	Specified corporate transactions occur; or

•	The trading price of the Convertible Senior Notes falls below 98% of the product of (i) the last reported sale price of Cadence’s common stock and (ii) the conversion rate on that date.
From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Senior Notes at any time, regardless of the occurrence of any of the foregoing conditions. Cadence may not redeem the Convertible Senior Notes prior to maturity.
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
If a fundamental change were to occur prior to maturity and Cadence’s stock price were greater than $18.00 per share at that time, the conversion rate will increase by an additional amount of up to $8.27 per share, which amount would be paid entirely in cash to each holder that elects to convert its Convertible Senior Notes at that time. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change would occur if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:
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
As of April 2, 2011, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
During the three months ended July 3, 2010, Cadence purchased in the open market $100.0 million principal amount of the 2011 Notes and $100.0 million principal amount of the 2013 Notes. During the three months ended January 1, 2011, Cadence purchased in the open market $5.5 million principal amount of the 2013 Notes. At settlement, the fair value of the liability component immediately prior to its extinguishment is measured first, and the difference between the fair value of the aggregate consideration remitted to its holders and the fair value of the liability component immediately prior to its extinguishment is attributed to the reacquisition of the equity component. The components of the fiscal 2010 repurchases and related loss on early extinguishment of debt were as follows:

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

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties whereby Cadence has the option to receive the amount of shares that may be owed to Convertible Senior Notes holders at maturity or upon conversion of the notes, subject to certain conversion rate adjustments in the Convertible Senior Notes Indenture. The aggregate cost of the Convertible Senior Notes Hedges was $119.8 million and has been recorded as a reduction to Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010 and November 2010, Cadence also sold a portion of the Convertible Senior Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock and received proceeds of $0.4 million. The estimated fair value of the remaining Convertible Senior Notes Hedges was $2.4 million as of April 2, 2011. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. Subsequent changes in the fair value of the Convertible Senior Notes Hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.
In separate transactions, Cadence also sold warrants, or the Convertible Senior Notes Warrants, to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. Cadence received $39.4 million in cash proceeds from the sale of the Convertible Senior Notes Warrants, which has been recorded as an increase in Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010 and November 2010, Cadence also purchased a portion of the Convertible Senior Notes Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The Convertible Senior Notes Warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Changes in the fair value of the Convertible Senior Notes Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The remaining warrants are included in diluted earnings per share to the extent the impact is dilutive. As of April 2, 2011, the Convertible Senior Notes Warrants were not dilutive.
The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized debt discount and net carrying amount of the liability component of the Convertible Senior Notes as of April 2, 2011 and January 1, 2011 were as follows:

	As of
	April 2,	January 1,
	2011	2011
	(In thousands)
Equity component of Convertible Senior Notes	$111,375	$111,375

Principal amount of Convertible Senior Notes	$294,461	$294,461
Unamortized debt discount of Convertible Senior Notes	(22,176)	(25,373)

Liability component of Convertible Senior Notes	$272,285	$269,088

The effective interest rate, contractual interest expense and amortization of debt discount for the Convertible Senior Notes for the three months ended April 2, 2011 and April 3, 2010 were as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands, except
	percentages)
Effective interest rate	6.3%	6.3%
Contractual interest expense	$1,054	$1,791
Amortization of debt discount	$3,197	$5,095
As of April 2, 2011, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes, including the equity component, was $287.7 million.
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of April 2, 2011, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.
NOTE 4. ACQUISITIONS
For each of Cadence’s acquisitions, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in Cadence’s Condensed Consolidated Financial Statements from the date of the acquisition.
Denali Software, Inc.
In June 2010, Cadence acquired Denali Software, Inc., or Denali. Denali was a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its portfolio to provide system component modeling and intellectual property integration. The aggregate initial purchase price was $296.8 million, which was paid in cash. Of the $12.6 million of purchase price payments that were deferred on the acquisition date, $1.8 million remains unpaid and conditioned upon certain Denali shareholders remaining employees of Cadence over the stated retention periods. Of the $12.6 million deferred purchase price, Cadence expensed $10.2 million during fiscal 2010, $0.4 million during the three months ended April 2, 2011 and Cadence will expense the remaining $2.0 million over the stated retention periods.

The financial information in the table below summarizes the combined results of operations of Cadence and Denali, on a pro forma basis, as though the companies had been combined as of the beginning of the three months ended April 3, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 3, 2010 or of results that may occur in the future.

Three Months
Ended
April 3, 2010
(In thousands)
Total revenue	$229,105

Net loss	$(25,248)

Acquisition-Related Contingent Consideration
In connection with Cadence’s acquisitions completed before April 2, 2011, Cadence may be obligated to pay up to an aggregate of $17.9 million in cash during the next 28 months if certain defined performance goals are achieved in full, of which $10.9 million would be expensed in Cadence’s Condensed Consolidated Statements of Operations.
NOTE 5. FINANCIAL INSTRUMENTS
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended April 2, 2011.
The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair values of Cadence’s long-term investments and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair values of Cadence’s 2015 Notes and Convertible Senior Notes are influenced by interest rates, Cadence’s stock price and stock price volatility and are determined by market trading. The fair values of the embedded conversion derivative and hedge transaction associated with Cadence’s 2015 Notes are determined using an option pricing model based on observable inputs, including Cadence’s stock price, stock price volatility and risk-free interest rates. See Note 3 for the fair value of Cadence’s 2015 Notes, Convertible Senior Notes, 2023 Notes, and Cadence’s convertible notes hedges and warrants.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 2, 2011:

	Fair Value Measurements as of April 2, 2011:
	Total	Level 1	Level 2		Level 3
	(In thousands)
Assets
Cash equivalents — Money market funds	$506,647	$506,647	$	----	$	----
Available-for-sale securities	10,902	10,902		----		----
Trading securities held in Non-Qualified Deferred Compensation Plan (NQDC)	26,140	26,140		----		----
2015 Notes Hedges	201,047	----		201,047		----
Foreign currency exchange contracts	561	----		561		----
Time deposits	15	15		----		----

Total Assets	$745,312	$543,704		$201,608	$	----

	Total	Level 1		Level 2		Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$199	$	----	$	----	$199
2015 Notes Embedded Conversion Derivative	201,047		----		201,047	----

Total Liabilities	$201,246	$	----		$201,047	$199

The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are classified as Level 2 because these assets and liabilities are not actively traded and are valued using standard pricing methodologies that use observable market data for all inputs. The fair values of the 2015 Notes Hedges and 2015 Notes Embedded Conversion Derivative are determined using an option pricing model based on observable inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors. The foreign currency exchange contracts are classified as Level 2 because the fair value of these contracts is determined based on observable foreign currency exchange rates.
The fair value of these financial assets and liabilities was determined using the following levels of inputs as of January 1, 2011:

	Fair Value Measurements as of January 1, 2011:
	Total	Level 1	Level 2		Level 3
	(In thousands)
Assets
Cash equivalents — Money market funds	$463,681	$463,681	$	----	$	----
Available-for-sale securities	12,702	12,702		----		----
Trading securities held in NQDCs	28,738	28,738		----		----
2015 Notes Hedges	130,211	----		130,211		----
Foreign currency exchange contracts	1,559	----		1,559		----
Time deposits	13	13		----		----

Total Assets	$636,904	$505,134		$131,770	$	----

	Total	Level 1		Level 2		Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$966	$	----	$	----	$966
2015 Notes Embedded Conversion Derivative	130,211		----		130,211	----

Total Liabilities	$131,177	$	----		$130,211	$966

Cadence vacated or consolidated certain facilities in connection with restructuring plans initiated in 2010 and recorded lease losses of $0.7 million during the three months ended April 2, 2011, which are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Statements of Operations. The fair value of these lease losses was estimated using Level 3 inputs. See Note 6 for an additional description of Cadence’s lease loss estimates.
Marketable Securities
During the three months ended April 2, 2011, Cadence sold certain available-for-sale securities and received approximately $1.5 million in proceeds, net of transaction costs, and recognized a net gain of $0.1 million as Other income, net, in its Condensed Consolidated Statements of Operations.
The cost basis of Cadence’s remaining marketable securities was $1.8 million as of April 2, 2011. The cost basis of Cadence’s marketable securities as of January 1, 2011 was $3.2 million, which included the cost basis of marketable securities sold during the three months ended April 2, 2011.
Subsequent to April 2, 2011, Cadence sold certain available-for-sale securities and received approximately $8.0 million of proceeds, net of approximately $0.4 million of transaction costs. The sale will result in Cadence recognizing a net gain of approximately $8.0 million as Other income, net, in its Condensed Consolidated Statements of Operations during its second quarter of fiscal 2011. As of April 2, 2011, Cadence had recorded $8.4 million of gross unrealized holding gains related to these marketable securities in Accumulated other comprehensive income on its Condensed Consolidated Balance Sheet.
Non-Marketable Securities
Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities included in Other assets in its Condensed Consolidated Balance Sheets. During the three months ended April 2, 2011, Cadence sold its interest in one of its equity method investments and recognized a gain of $2.7 million as Other income, net in its Condensed Consolidated Statements of Operations.
The carrying value of Cadence’s non-marketable securities was $9.9 million as of April 2, 2011 and $9.3 million as of January 1, 2011.
NOTE 6. RESTRUCTURING AND OTHER CHARGES
During the fourth quarter of fiscal 2010, Cadence initiated a restructuring plan, or the 2010 Restructuring Plan, which it announced in February 2011. Cadence initiated restructuring plans in each year from 2001 through 2005, in 2008 and in 2009, which are referred to collectively as the Other Restructuring Plans. Cadence initiated the 2010 Restructuring Plan, and the Other Restructuring Plans, collectively known as the Restructuring Plans, in an effort to operate more efficiently.
As of April 2, 2011, Cadence’s total amount accrued for the Restructuring Plans was $8.5 million, consisting of $2.2 million of severance and severance-related benefits and $6.3 million of estimated lease losses. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $8.7 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities. Of the $8.5 million accrued as of April 2, 2011, $3.5 million was included in Accounts payable and accrued liabilities and $5.0 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheet.

Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans.
2010 Restructuring Plan
Since initiating the 2010 Restructuring Plan, Cadence has recorded total Restructuring and other charges associated with the 2010 Restructuring Plan of $13.4 million. Of the $13.4 million, $8.5 million is comprised of estimated severance payments, severance-related benefits and costs for outplacement services, $3.7 million is related to asset impairment charges and $1.2 million is related lease loss accruals.
Total severance and termination benefits of approximately $6.5 million were paid to employees before April 2, 2011. Approximately $2.2 million of severance and termination benefits is expected to be paid after April 2, 2011, all of which is included in Accounts payable and accrued liabilities in Cadence’s Condensed Consolidated Balance Sheet as of April 2, 2011. Because of varying regulations in the jurisdictions and countries in which Cadence operates, these workforce reductions are expected to be completed and realized by the end of fiscal 2011.
During the three months ended April 2, 2011, Cadence recorded Restructuring and other charges related to lease loss accruals of $0.7 million for facilities that Cadence vacated or consolidated during the three months ended April 2, 2011. Cadence also recorded credits of $0.6 million for severance and related benefits costs that were less than previously estimated.
The following table presents activity for the 2010 Restructuring Plan for the three months ended April 2, 2011:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)
Balance, January 1, 2011	$9,095	$434	$9,529
Restructuring and other charges (credits), net	(604)	758	154
Non-cash charges	----	2	2
Cash payments	(6,485)	(218)	(6,703)
Effect of foreign currency translation	171	(2)	169

Balance, April 2, 2011	$2,177	$974	$3,151

Other Restructuring Plans
The following table presents activity for the Other Restructuring Plans for the three months ended April 2, 2011:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)
Balance, January 1, 2011	$103	$5,434	$5	$5,542
Restructuring and other charges (credits), net	(75)	(120)	----	(195)
Non-cash charges	----	63	----	63
Cash payments	(2)	(240)	----	(242)
Effect of foreign currency translation	----	219	----	219

Balance, April 2, 2011	$26	$5,356	$5	$5,387

NOTE 7. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
Cadence’s Receivables, net balance on its Condensed Consolidated Balance Sheets includes invoiced accounts receivable and the current portion of unbilled installment contract receivables. Installment contract receivables represent amounts Cadence has recorded as revenue for which payments from a customer are due over time. Cadence’s accounts receivable and installment contract receivables were initially recorded at fair value. Cadence discounts the total product portion of the agreements to reflect the interest component of the transaction and amortizes the interest component of the transaction. The interest component is recognized as Product revenue over the period in which payments are made and balances are outstanding, using the effective interest method. Cadence determines the discount rate at the outset of the arrangement based upon the current credit rating of the customer. Cadence resets the discount rate periodically considering changes in prevailing interest rates but does not adjust previously discounted balances. Cadence’s long-term Installment contract receivables balance on its Condensed Consolidated Balance Sheets includes installment contract receivable balances to be invoiced at future dates more than one year after each balance sheet date.
Cadence’s accounts receivable and installment contact receivables balances as of April 2, 2011 and January 1, 2011 were as follows:

	As of
	April 2,	January 1,
	2011	2011
	(In thousands)
Accounts receivable	$119,388	$112,494
Installment contract receivables, short-term	54,598	87,003
Installment contract receivables, long-term	11,452	23,380

Total accounts receivable and installment contract receivables	185,438	222,877
Less allowance for doubtful accounts	(1,443)	(7,604)

Total accounts receivable, net and installment contract receivables	$183,995	$215,273

Each fiscal quarter, Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand and the overall economic climate in the industries that Cadence serves. Additionally, Cadence makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection is not probable. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Cadence recorded a recovery of its allowance for doubtful accounts of $5.2 million during the three months ended April 2, 2011 and $2.6 million during the three months ended April 3, 2010 as a result of collections on certain receivables that were included in Cadence’s allowance for doubtful accounts as of January 1, 2011 and January 2, 2010, respectively.
Cadence’s customers are primarily concentrated within the semiconductor sector. As of April 2, 2011, one customer accounted for 13% of Cadence’s total Receivables, net and Installment contract receivables. As of January 1, 2011, a different customer accounted for 19% of Cadence’s total Receivables, net and Installment contract receivables. As of April 2, 2011, approximately 45% of Cadence’s total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables. As of January 1, 2011, approximately half of Cadence’s total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables.
The following table presents the change in Cadence’s allowance for doubtful accounts for the three months ended April 2, 2011:

Addition
		Charged	Charged
		(Credited) to	(Credited)
	As of	Costs and	to Other		As of
	January 1, 2011	Expenses	Accounts	Deductions (1)	April 2, 2011
Allowance for doubtful accounts	$7,604	$(5,197)	$ ----	$(964)	$1,443

(1)	Uncollectible accounts written-off, net of recoveries.
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
NOTE 8. INCOME TAXES
Internal Revenue Service Examinations
The Internal Revenue Service, or IRS, and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s federal income tax returns beginning with the 2003 tax year remain subject to examination by the IRS.
In May 2009, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to $60.7 million. The IRS is contesting Cadence’s transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against Cadence’s transfer pricing arrangements and deductions for foreign trade income in prior examinations. Cadence has filed a timely protest with the IRS and is seeking resolution of the issues through the Appeals Office of the IRS.

Cadence believes that the proposed IRS adjustments are inconsistent with applicable tax laws, and Cadence is vigorously challenging these proposed adjustments. The RAR is not a final Statutory Notice of Deficiency, but the IRS imposes interest on the proposed deficiency until the matters are resolved. Interest is compounded daily at rates that are published by the IRS, are adjusted quarterly and have been at an annual rate between 3% and 8% since 2005.
The IRS is currently examining Cadence’s federal income tax returns for the tax years 2006 through 2009.
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
The calculation of Cadence’s provision (benefit) for income taxes requires significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of the provision (benefit) for income taxes, Cadence regularly assesses the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, Cadence cannot be certain that such amount will not be materially different from the amount that is reflected in its historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of the current or a future examination, Cadence may be required to record charges to operations in future periods that could have a material impact on its results of operations, financial position or cash flows in the applicable period or periods.
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
Cadence accounts for the effect of the Convertible Senior Notes in diluted net income per share, using the if-converted method of accounting, under the assumption that the conversion spread, if any, will be settled in stock. Under that method, the only shares that will be considered for inclusion in diluted net income per share are those relating to the excess of the conversion premium over the principal amount. During the three months ended April 2, 2011 and April 3, 2010, no shares are included in diluted net income per share for the Convertible Senior Notes.
The calculations for basic and diluted net income (loss) per share for the three months ended April 2, 2011 and April 3, 2010 are as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands, except per
	share amounts)
Net income (loss)	$6,323	$(11,785)

Weighted average common shares used to calculate basic net income (loss) per share	261,533	262,597
2023 Notes	11	----
Options	3,208	----
Restricted stock	3,748	----
Employee stock purchase plan (ESPP)	78	----

Weighted average common shares used to calculate diluted net income (loss) per share	268,578	262,597

Basic net income (loss) per share	$0.02	$(0.04)

Diluted net income (loss) per share	$0.02	$(0.04)

The following table presents the potential shares of Cadence’s common stock outstanding for the three months ended April 2, 2011 and April 3, 2010 that were not included in the computation of diluted net income (loss) per share because the effect of including these shares would have been anti-dilutive:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands)
2015 Warrants (various expiration dates through 2015)	46,382	----
Options to purchase shares of common stock (various expiration dates through 2021)	18,524	28,418
Convertible Senior Notes Warrants (various expiration dates through 2014)	13,922	23,640
Non-vested shares of restricted stock	369	7,938
Employee stock purchase plan (ESPP)	----	447
2023 Notes	----	11

Total potential common shares excluded	79,197	60,454

NOTE 10. ACCUMULATED DEFICIT
The changes in accumulated deficit for the three months ended April 2, 2011 were as follows:

(In thousands)
Balance as of January 1, 2011	$(1,138,853)
Net income	6,323
Reissuance of treasury stock	(6,488)

Balance as of April 2, 2011	$(1,139,018)

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
NOTE 11. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) includes foreign currency translation gains and losses, unrealized gains and losses on available-for-sale marketable securities, and changes in defined benefit plan liabilities, net of related tax effects. These items have been excluded from net income (loss) and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income (loss) during the three months ended April 2, 2011 and April 3, 2010 was as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Net income (loss)	$6,323	$(11,785)
Foreign currency translation gain (loss), net of related tax effects	(120)	1,204
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and net of related tax effects	(368)	1,018
Changes in defined benefit plan liabilities, net of related tax effects	(33)	56

Comprehensive income (loss)	$5,802	$(9,507)

NOTE 12. CONTINGENCIES
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
During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent periods. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation. On February 11, 2011, the parties to the litigation agreed to settle the litigation for consideration of $38.0 million, of which approximately $22.2 million will be paid by Cadence’s insurers, with the balance to be paid by Cadence. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers, and the settlement is subject to completion of final settlement documentation by the parties and approval by the District Court.
During fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court, or Superior Court. The first was filed on November 20, 2008, captioned Ury Priel, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister and Doe Defendants 1-15. The second was filed on December 1, 2008, and captioned Mark Levine, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger Siboni, George Scalise, Michael J. Fister, John Swainson and Doe Defendants 1-10. These complaints purport to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former directors for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above, and the claims also include allegations that the individual defendants approved compensation based on inflated financial results. The plaintiffs request unspecified damages, restitution, equitable relief and their reasonable attorneys’ fees, experts’ fees, costs and expenses on behalf of Cadence against the individual defendants. A motion to consolidate these complaints was granted on January 20, 2009, and the cases were captioned “In re Cadence Design Systems, Inc. Derivative Litigation.” The consolidated cases were then stayed by agreement of the parties. The plaintiffs filed a consolidated amended derivative complaint on June 1, 2010. The consolidated amended derivative complaint names as defendants Cadence (as a nominal defendant), James S. Miller, R.L. Smith McKeithen, John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger S. Siboni, George Scalise, Michael J. Fister, John A.C. Swainson, Kevin S. Palatnik, William Porter and Kevin Bushby. The consolidated amended derivative complaint alleges purported causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment (which is asserted against certain defendants). Many of the factual allegations of the consolidated amended derivative complaint are similar to those alleged in the First Amended Complaint in the securities class action case described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched. The consolidated derivative complaint seeks unspecified monetary damages and equitable relief, disgorgement of profits and compensation, and costs and attorneys’ fees.
On April 28, 2010, a derivative complaint was filed in the District Court, captioned Walter Hamilton, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. Michael J. Fister, William Porter, James S. Miller, Jr., Kevin Bushby, R.L. Smith McKeithen, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, John B. Shoven, Donald L. Lucas, George M. Scalise, Roger S. Siboni, John A.C. Swainson and KPMG LLP. This complaint purports to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former officers and directors for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, against the former executive defendants for unjust enrichment, and against Cadence’s independent auditors for professional negligence and breach of contract. Many of the allegations underlying these claims are similar or identical to the allegations in the consolidated securities class action lawsuits described above. In addition, the claims include allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched, as well as allegations that Cadence’s independent auditors performed allegedly inadequate audits. The complaint seeks unspecified monetary relief, injunctive relief relating to certain corporate governance matters, and attorneys’ costs and fees. On June 28, 2010, the plaintiff dismissed Cadence’s independent auditors from the case, without prejudice.
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
These cases were stayed while the parties participated in the mediation process. On February 8, 2011, the parties to these derivative cases agreed to settle all of them in exchange for certain corporate governance changes that Cadence has agreed to put in place, along with an agreement that an application by plaintiffs’ counsel to the Court for an attorneys’ fee of approximately $1.8 million is appropriate. The fee will be paid by Cadence’s insurers if it is approved by the court. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers, and this settlement is subject to completion of final settlement documentation by the parties and court approval.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended April 2, 2011 and April 3, 2010.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not accrue a liability for any potential losses from indemnification claims in the three months ended April 2, 2011 and April 3, 2010.
NOTE 13. STATEMENT OF CASH FLOWS
The supplemental cash flow information for the three months ended April 2, 2011 and April 3, 2010 is as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Cash Paid During the Period for:
Income taxes, including foreign withholding tax	$3,885	$2,809

Non-Cash Investing and Financing Activities:
Payments due to former shareholders of acquired business	$ ----	$3,399

NOTE 14. OTHER INCOME, NET
Cadence’s Other income, net, for the three months ended April 2, 2011 and April 3, 2010 was as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Interest income	$373	$248
Gains on sale of non-marketable securities, net	2,621	4,514
Gains on trading securities in Cadence’s NQDC	1,735	1,077
Gains (losses) on foreign exchange	(479)	192
Loss from equity method investments	(30)	(27)
Gains on sale of marketable securities	65	----
Other income (loss)	184	(30)

Total other income, net	$4,469	$5,974

During the three months ended April 2, 2011, Cadence recorded a gain of $2.7 million for an equity method investment that was sold. During the three months ended April 3, 2010, Cadence recorded gains totaling $4.5 million for three cost method investments that were liquidated.

It is Cadence’s policy to review the fair value of its investment securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value. Cadence determined that, as of April 2, 2011, none of its investment securities were other-than-temporarily impaired.
NOTE 15. SEGMENT REPORTING
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
The following table presents a summary of revenue by geography for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In thousands)
Americas:
United States	$112,019	$82,649
Other Americas	5,141	5,143

Total Americas	117,160	87,792

Europe, Middle East and Africa:
Germany	11,725	14,176
Other Europe, Middle East and Africa	44,551	35,038

Total Europe, Middle East and Africa	56,276	49,214

Japan	50,165	51,053
Asia:
Taiwan	9,942	11,843
Other Asia	32,559	22,036

Total Asia	42,501	33,879

Total	$266,102	$221,938

No one customer accounted for 10% or more of total revenue during the three months ended April 2, 2011 and April 3, 2010.

The following table presents a summary of long-lived assets by geography as of April 2, 2011 and January 1, 2011:

	As of
	April 2,	January 1,
	2011	2011
	(In thousands)
Americas:
United States	$243,728	$254,113
Other Americas	29	34

Total Americas	243,757	254,147

Europe, Middle East and Africa:
Germany	1,018	773
Other Europe, Middle East and Africa	4,479	5,568

Total Europe, Middle East and Africa	5,497	6,341

Japan	4,681	4,532
Asia:
Taiwan	2,164	2,232
Other Asia	17,062	17,863

Total Asia	19,226	20,095

Total	$273,161	$285,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Certain of these statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Overview
          We develop electronic design automation, or EDA, software, hardware, and design intellectual property, or IP. We license software and design IP, sell or lease hardware technology, provide maintenance for our software, design IP and hardware and provide engineering and education services throughout the world to help manage and accelerate product development processes for electronics. Our customers use our products and services to design and develop complex integrated circuits, or ICs, and electronics systems.
          We primarily generate revenue from licensing our EDA software and design IP, selling or leasing our hardware technology, providing maintenance for our products and providing engineering services. Substantially all of our revenue is generated from IC and electronics systems manufacturers and designers and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.
          In 2010, the semiconductor industry grew significantly as global economic conditions improved and consumer demand for electronic products improved as a result. While the EDA industry benefited from this improved environment, EDA customers remained cautious about making substantial new EDA expenditures. The semiconductor industry is forecasted to grow modestly for the remainder of 2011, and we believe that spending on EDA offerings may also grow modestly as customers invest in new projects.
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
          Our offerings address many of the challenges associated with developing unique silicon circuitry, integrating original circuitry with design IP developed by third parties to create SoCs, and combining ICs and SoCs with software to create electronic systems. Our strategy is to provide our customers with the ability to address the broad range of issues that arise at the silicon, SoC, and system levels. In 2010, we published our vision for the industry, called EDA360, which describes in detail the challenges and opportunities in EDA. The most significant issues that our customers face in creating their products include optimizing energy consumption, manufacturing microscopic circuitry, verifying device functionality, and achieving technical performance targets, all while meeting aggressive cost requirements.
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
          We combine our products and technologies into “platforms” for four major design activities:
•	Functional Verification and Design IP;

•	Digital IC Design and Implementation;

•	Custom IC Design and Verification; and

•	System Interconnect Design.
          The four Cadence® design platforms are branded as Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design. In addition, we augment these platform product offerings with a set of design for manufacturing, or DFM, products that service both the digital and custom IC design flows. Our functional verification offerings include both design IP and verification IP.
          The products and technologies that comprise our platforms are combined with services, ready-to-use packages of technologies assembled from our broad portfolio and other associated components that provide comprehensive solutions for low power, mixed signal, enterprise verification and advanced node designs. These solutions and their constituent elements are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and printed circuit board, or PCB, and IC package and SiP design.
          We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the heading “Results of Operations” and “Liquidity and Capital Resources.”
Critical Accounting Estimates
          In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance

Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
          On January 2, 2011, we adopted new accounting standards prospectively for multiple element arrangements, or MEAs, and for revenue arrangements that include both hardware and software elements. As such, additional assumptions, judgments and estimates are now required in the accounting for revenue recognition, which are described below.
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
          For installment contracts that do not include a substantial up-front payment, we consider that a fee is fixed or determinable only if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. While we do not expect our experience to change, if we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material adverse effect on our results of operations.
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

          An MEA is any arrangement that includes or contemplates rights to a combination of software or hardware products, software license types, services, training or maintenance in a single arrangement. From time to time, we may include individual deliverables in separately priced and separately executed contracts with the same customer. We evaluate all relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Significant judgment can be involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement.
          For a single transaction or MEA that includes software and nonsoftware elements, we allocate consideration to all deliverables based on their relative standalone selling prices. In these circumstances, there is a hierarchy to determine the standalone selling price to be used for allocating consideration to deliverables as follows:
•	Vendor-specific objective evidence of fair value, or VSOE;

•	Third-party evidence of selling price, or TPE; and

•	Best estimate of the selling price, or ESP.
          For MEAs that contain software and nonsoftware elements, we allocate the consideration to software or software-related elements as a group, and to any nonsoftware element separately based on the standalone selling price hierarchy. The consideration allocated to each element is then recognized as revenue when the basic revenue recognition criteria are met for each element. Once the consideration is allocated to the group of software and software-related elements, it then follows the recognition principles of pre-existing software accounting guidance.
          We have established VSOE for certain service offerings based upon the pricing of these elements when sold separately. VSOE for maintenance is based upon the customer’s stated annual renewal rate. We have not established VSOE for any of our products, for annual maintenance that is not cancellable by the customer, or for maintenance of less than 12 months.
          TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine the selling prices for similar competitor products on a stand-alone basis. Therefore, we typically are not able to obtain TPE and it is not used to determine any standalone selling prices.
          We calculate the ESP of our hardware products based on our pricing practices, including the historical average prices charged for comparable hardware products. Our process for determining ESP for our software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include, but are not limited to, prices charged by us for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, we may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.
          We generally have a minimum of two deliverables contained in arrangements involving the sale of our hardware. The first deliverable is the hardware product and software essential to the functionality of the hardware product delivered at the time of sale, and the second deliverable is the right to receive maintenance on the hardware product and the hardware product’s essential software. We allocate consideration between these deliverables based on the relative standalone selling price for each deliverable.

Consideration allocated to the hardware product and the related essential software are recognized as revenue at the time of delivery provided all other conditions for revenue recognition have been met. Consideration allocated to the maintenance is deferred and recognized as revenue on a straight-line basis over the respective maintenance terms.
          We account for MEAs that consist only of software or software-related products in accordance with industry-specific accounting guidance for software and software-related transactions. If VSOE of all undelivered elements exists, the consideration is allocated using the residual method. Under the residual method, the consideration allocated to the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized up-front as the software products are delivered. If VSOE does not exist for all elements to support the allocation of the total fee among all elements of the arrangement, or if VSOE does not exist for all undelivered elements to apply the residual method, revenue is recognized ratably over the term of the undelivered elements.
          For our subscription licenses, including our eDA Platinum Cards, the software license agreements typically combine the right to use specified software products, the right to maintenance, and the right to receive and use for no additional fee unspecified future software products, when and if available, during the term of the license agreement. Under these license agreements, when all four of the revenue recognition criteria outlined above are met, we recognize revenue ratably over the term of the license agreement beginning with delivery of the products. Subscription license revenue is allocated to product and maintenance revenue. The allocation to maintenance revenue is based on the average substantive renewal rates included in the sale of similar term license arrangements. In the event that the license fee for this type of arrangement is not considered to be fixed or determinable at the outset of the arrangement, we recognize revenue at the lesser of (i) the pro-rata portion of the license fee for the applicable period, or (ii) as payments from the customer become due (if all other conditions for revenue recognition have been satisfied).
          For term and perpetual licenses that include a stated annual maintenance renewal rate, including our eDA Gold Cards, software license fees are recognized as up-front revenue when all four of the revenue recognition criteria outlined above are met, generally upon delivery, and the maintenance fees are recognized ratably over the term of the maintenance period. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front basis.
          License agreements under which license fees are recognized up-front do not include the right to receive unspecified future products. However, when such license agreements are executed with the same customer within close proximity or in contemplation of other license agreements that require ratable revenue recognition, the licenses together may be deemed an MEA, in which event all such revenue is recognized over multiple periods.
          Revenue from services contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage of completion based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.

Results of Operations
          Financial results for the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, reflect the following:
•	An increase in revenue because of:
•	Higher business levels due to the timing of contract renewals with existing customers;

•	Increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix;

•	Our acquisition of Denali in the second quarter of fiscal 2010;

•	Increases in the sale and lease of our hardware products; and

•	Our adoption of new revenue recognition accounting standards in the first quarter of fiscal 2011;
•	An increase in employee-related costs for commissions and other employee incentive compensation primarily resulting from improving business levels during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, partially offset by decreased costs as a result of our prior year restructuring plans; and

•	An increase in operating expenses, primarily research and development, related to the acquisition of Denali.
          Revenue
          We primarily generate revenue from licensing our EDA software and design IP, selling or leasing our hardware technology, providing maintenance for our software, design IP and hardware and providing engineering services. We principally use three license types: subscription, term and perpetual. The different license types provide a customer with different conditions of use for our products, such as:
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
          We seek to achieve a mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and approximately 10% of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this 90%:10% ratio of ratable to up-front may be impacted by an increase in hardware sales beyond our current expectations. For an additional description of the impact of hardware sales on the anticipated mix of bookings, see the discussion under the heading “Critical Accounting Estimates — Revenue Recognition” above, and Note 2 to our Condensed Consolidated Financial Statements.
          During the three months ended April 2, 2011, and April 3, 2010, approximately 90% of the aggregate value of our bookings was of a type for which the revenue is recurring, or ratable, in nature.
          Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally have used products from two or more of our five product groups and rarely completely terminated their relationship with us upon expiration of the license. See the discussion under the heading “Critical Accounting Estimates — Revenue Recognition” above for an additional description of license types and timing of revenue recognition.
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
          The value and renewal of contracts, and consequently product revenue recognized, are affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and by the extent to which contracts contain flexible payment terms.
          Revenue by Period
          The following table shows our revenue for the three months ended April 2, 2011 and April 3, 2010 and the change in revenue between periods:

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change
		(In millions)
Product	$141.8	$102.8	$39.0
Services	27.8	25.9	1.9
Maintenance	96.5	93.2	3.3

Total revenue	$266.1	$221.9	$44.2

          Product revenue increased during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, primarily because of higher business levels due to the timing of contract renewals with existing customers, increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix, an increase in revenue related to the sale and lease of our hardware products and an increase in revenue due to our acquisition of Denali in the second quarter of fiscal 2010.
          We adopted new revenue recognition accounting standards on the first day of fiscal 2011 for revenue arrangements that include both hardware and software elements. If we had accounted for arrangements entered into on or after January 2, 2011 under the pre-existing accounting standards, revenue for the three months ended April 2, 2011 would have been $5.2 million less than reported. See Note 2 to our Condensed Consolidated Financial Statements for an additional description of our adoption of these accounting standards.

          Revenue by Product Group
          The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other for the past five consecutive quarters:

	Three Months Ended
	April 2,	January 1,	October 2,	July 3,	April 3,
	2011	2011	2010	2010	2010
Functional Verification and Design IP	28%	22%	25%	26%	22%
Digital IC Design	24%	26%	23%	21%	21%
Custom IC Design	20%	27%	24%	26%	27%
System Interconnect	10%	8%	10%	10%	9%
Design for Manufacturing	8%	7%	8%	6%	9%
Services and other	10%	10%	10%	11%	12%

Total	100%	100%	100%	100%	100%

          As described in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
          The decrease in the percentage of revenue contributed by the Custom IC Design product group during the three months ended April 2, 2011, as compared to the three months ended January 1, 2011, is due to an arrangement that included a significant Custom IC Design component for which revenue was recognized up-front during the three months ended January 1, 2011.
          Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result if the customer had individually licensed each specific software solution at the onset of the arrangement.
          Revenue by Geography

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change
		(In millions)
United States	$112.0	$82.6	$29.4
Other Americas	5.1	5.1	- - - -
Europe, Middle East and Africa	56.3	49.2	7.1
Japan	50.2	51.1	(0.9)
Asia	42.5	33.9	8.6

Total revenue	$266.1	$221.9	$44.2

          The increase in revenue in the United States is primarily due to higher business levels due to the timing of contract renewals with existing customers in the United States, increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix, an increase in revenue related to the sale and lease of our hardware products and an increase in revenue due to our acquisition of Denali in the second quarter of fiscal 2010. The increase in revenue in Asia is primarily due to the economic growth in the region, resulting in increased business levels and cash collections.
          Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 2,	April 3,
	2011	2010
United States	42%	37%
Other Americas	2%	3%
Europe, Middle East and Africa	21%	22%
Japan	19%	23%
Asia	16%	15%

Total revenue	100%	100%

          No one customer accounted for 10% or more of total revenue during the three months ended April 2, 2011 and April 3, 2010.
          Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”
          Stock-based Compensation Expense Summary
          Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In millions)
Cost of services	$0.5	$0.5
Cost of maintenance	0.3	0.3
Marketing and sales	2.0	2.3
Research and development	3.9	4.4
General and administrative	2.7	2.9

Total	$9.4	$10.4

          Cost of Revenue

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change
		(In millions)
Product	$14.2	$5.3	$8.9
Services	$20.1	$21.9	$(1.8)
Maintenance	$10.9	$11.4	$(0.5)

          The following table shows cost of revenue as a percentage of related revenue for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Product	10%	5%
Services	72%	85%
Maintenance	11%	12%
          Cost of Product
          Cost of product includes costs associated with the sale and lease of our hardware and licensing of our software and design IP products. Cost of product primarily includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, the cost of technical documentation and royalties payable to third-party vendors. Cost of product associated with our hardware products also includes materials, assembly and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and design IP products.
          A summary of Cost of product is as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In millions)
Product related costs	$12.0	$4.7
Amortization of acquired intangibles	2.2	0.6

Total Cost of product	$14.2	$5.3

          Cost of product increased by $8.9 million during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, due to the following:

Change
(In millions)
Hardware costs	$6.3
Amortization of acquired intangibles	1.6
Other individually insignificant items	1.0

$8.9

          Product-related costs increased during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, primarily due to an increase in hardware revenue. Amortization of acquired intangibles included in Cost of product increased during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, due to amortization of intangible assets associated with the Denali acquisition.
          Cost of product depends primarily upon the actual mix of hardware and software product sales in any given period, and upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period.

          Cost of Services
          Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. There were no significant changes in Cost of services during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010.
          Cost of Maintenance
          Cost of maintenance includes the cost of customer services, such as telephonic and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. There were no significant changes in Cost of maintenance during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010.
          Operating Expenses

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change
		(In millions)
Marketing and sales	$78.4	$74.8	$3.6
Research and development	101.3	89.4	11.9
General and administrative	19.3	22.8	(3.5)

Total operating expenses	$199.0	$187.0	$12.0

          The increase in our operating expenses during the three months ended April 2, 2011, as compared to April 3, 2010, is primarily due to higher employee-related costs, including the additional costs related to our acquisition of Denali, which primarily affected our Research and development expenses.
          The following table shows operating expenses as a percentage of total revenue for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,	April 3,
	2011	2010
Marketing and sales	29%	34%
Research and development	38%	40%
General and administrative	7%	10%
          Marketing and Sales
          Marketing and sales expense increased by $3.6 million during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, due to the following:

Change
(In millions)
Salary, commissions, benefits and other employee-related costs	$5.6
Other individually insignificant items	(2.0)

$3.6

          Research and Development
          Research and development expense increased by $11.9 million during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, due to the following:

Change
(In millions)
Salary, benefits and other employee-related costs	$12.5
Other individually insignificant items	(0.6)

$11.9

          General and Administrative
          General and administrative expense decreased by $3.5 million during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, due to the following:

Change
(In millions)
Bad debt expense	$(2.6)
Legal and other professional services costs	(1.1)
Salary, benefits and other employee-related costs	1.8
Other individually insignificant items	(1.6)

$(3.5)

          We recorded a recovery of our allowance for doubtful accounts of $5.2 million during the three months ended April 2, 2011 and $2.6 million during the three months ended April 3, 2010 as a result of collections on certain receivables that were included in our allowance for doubtful accounts as of January 1, 2011 and January 2, 2010, respectively.
          Amortization of Acquired Intangibles

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change
	(In millions)
Amortization of acquired intangibles	$4.5	$2.7	$1.8
          Amortization of acquired intangibles increased by $1.8 million during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, primarily due to amortization of intangible assets acquired with Denali during the second quarter of fiscal 2010.
          Restructuring and Other Charges (Credits)
          We have initiated multiple restructuring plans since 2001, including the 2010 Restructuring Plan. See Note 6 to our Condensed Consolidated Financial Statements for an additional description of these restructuring plans.
          During the three months ended April 2, 2011, we recorded Restructuring and other charges related to lease loss accruals of $0.7 million for facilities that Cadence vacated or consolidated during the three months ended April 2, 2011 as part of the 2010 Restructuring Plan. We also recorded credits of $0.6 million for severance and related benefits costs related to the 2010 Restructuring Plan that were less than previously estimated.

          Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructuring plans, based on information available at the time, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Demand for our products and services and, ultimately, our future financial performance, is difficult to predict with any degree of certainty. Accordingly, additional actions, including further restructuring of our operations, may be required in the future.
          Interest Expense
          Interest expense relates primarily to our convertible notes, including our 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, our 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and our 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. Interest expense for the three months ended April 2, 2011 and April 3, 2010 was as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change
		(In millions)
Contractual cash interest expense:
Convertible Senior Notes	$1.1	$1.8	$(0.7)
2015 Notes	2.3	- - - -	2.3
Amortization of debt discount:
Convertible Senior Notes	3.2	5.1	(1.9)
2015 Notes	3.3	- - - -	3.3
Amortization of deferred financing costs:
Convertible Senior Notes	0.3	0.4	(0.1)
2015 Notes	0.5	- - - -	0.5
Other interest expense	0.3	0.1	0.2

Total interest expense	$11.0	$7.4	$3.6

          The increase in interest expense during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, is due to interest expense related to the 2015 Notes that were issued in June 2010. For an additional description of our 2015 Notes and Convertible Senior Notes, see Note 3 to our Condensed Consolidated Financial Statements.
          Other Income, net
          Other income, net, for the three months ended April 2, 2011 and April 3, 2010 was as follows:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In millions)
Interest income	$0.4	$0.2
Gains on sale of non-marketable securities, net	2.6	4.5
Gains on trading securities in the non-qualified deferred compensation trust	1.7	1.1
Gains (losses) on foreign exchange	(0.5)	0.2
Gains on sale of marketable securities	0.1	- - - -
Other income (loss)	0.2	- - - -

Total other income, net	$4.5	$6.0

          During the three months ended April 2, 2011, we recorded a gain of $2.7 million for an equity method investment that was sold. During the three months ended April 3, 2010, we recorded gains totaling $4.5 million for three cost method investments that were liquidated.
          Income Taxes
          The following table presents the provision for income taxes and the effective tax rate for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(In millions, except percentages)
Provision for income taxes	$4.7	$5.0
Effective tax rate	42.7%	(73.9)%
          Our Provision for income taxes for the three months ended April 2, 2011 and April 3, 2010 primarily consisted of tax expense related to certain of our foreign subsidiaries and interest expenses on our unrecognized tax benefits. The negative effective tax rate for three months ended April 3, 2010 was primarily caused by a consolidated Net Loss of approximately $6.8 million.
          We estimate our annual effective tax rate for fiscal 2011 to be approximately 27% primarily consisting of tax expense related to certain of our foreign subsidiaries and interest expense on our unrecognized tax benefits. Our estimated annual effective tax rate is based on our expectation that we will record a valuation allowance that will offset the potential tax benefit of certain United States tax losses and credit carryforwards generated during fiscal 2011. Our estimate also excludes the impact of possible effective settlements of tax examinations that are reasonably possible to occur during fiscal 2011. We also expect that our estimated annual effective tax rate to be particularly sensitive to any changes to our estimates of tax expense during fiscal 2011.
          The Internal Revenue Service, or IRS, and other tax authorities regularly examine our income tax returns and we have received a Revenue Agent’s Report, or RAR indicating that the IRS has proposed to assess a tax deficiency. For further discussion regarding our Income taxes, including the status of the IRS examinations, see Note 8 to our Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

	As of
	April 2,	January 1,
	2011	2011	Change
		(In millions)
Cash, cash equivalents and Short-term investments	$623.1	$570.1	$53.0
Net working capital	$249.0	$181.9	$67.1

	Three Months Ended
	April 2,	April 3,
	2011	2010	Change
		(In millions)
Cash provided by operating activities	$56.4	$46.7	$9.7
Cash used for investing activities	$(4.2)	$(1.4)	$(2.8)
Cash provided by financing activities	$3.4	$4.3	$(0.9)

          Cash and Cash Equivalents and Short-term Investments
          As of April 2, 2011, our principal sources of liquidity consisted of $623.1 million of Cash and cash equivalents and Short-term investments, as compared to $570.1 million as of January 1, 2011. Approximately one-third of our cash and cash equivalents is held in accounts in the United States.
          Our primary sources of cash during the three months ended April 2, 2011 were:
•	Customer payments for software and design IP licenses and from the sale and lease of our hardware products;

•	Customer payments for maintenance;

•	Customer payments for engineering services;

•	Proceeds from the sale of available-for-sale securities and long-term investments; and

•	Cash received for common stock purchases under our employee stock purchase plan.
          Our primary uses of cash during the three months ended April 2, 2011 were:
•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;

•	Purchases of inventory related to our hardware products; and

•	Purchases of property, plant and equipment.
          We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.
          Net Working Capital
          Net working capital increased by $67.1 million as of April 2, 2011, as compared to January 1, 2011, due to the following:

Change
(In millions)
Increase in Cash and cash equivalents	$54.8
Decrease in Accounts payable and accrued liabilities	28.2
Increase in Prepaid expenses and other	5.6
Increase in Inventories	4.0
Increase in Current portion of deferred revenue	(2.6)
Decrease in Receivables, net	(19.4)
Other individually insignificant items	(3.5)

$67.1

          Because our 2011 Notes mature on December 15, 2011, our Condensed Consolidated Balance Sheets include a current liability of $145.0 million as of April 2, 2011 and $143.3 million as of January 1, 2011, representing the $150.0 million principal amount of the 2011 Notes, net of the applicable discount on the respective dates. Discount amortization will continue through December 15, 2011, when the carrying value of the 2011 Notes will equal the $150.0 million principal amount due at maturity.
          If the 2015 Notes were to become convertible according to their terms (even if holders do not convert their notes), the principal balance of the 2015 Notes, net of the applicable discount would be reported as a current liability on our Condensed Consolidated Balance Sheet. Reporting our 2015 Notes as a current liability would have a material adverse impact on our net working capital.
          For an additional description of our 2011 Notes and 2015 Notes, and the conversion terms thereof, see Note 3 to our Condensed Consolidated Financial Statements.
          Cash Flows from Operating Activities
          Net cash from operating activities increased by $9.7 million during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, due to the following:

Change
(In millions)
Net income (loss), net of non-cash related items	$20.0
Changes in operating assets and liabilities, net of effect of acquired businesses	(10.3)

$9.7

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
          As of April 2, 2011, one customer accounted for 13% of our Receivables, net and Installment contract receivables. As of January 1, 2011, a different customer accounted for 19% of our Receivables, net and Installment contract receivables. As of April 2, 2011, approximately 45% of our total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables. As of January 1, 2011, approximately half of our total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and cash flows from operations.
          During 2011, we expect to pay $15.8 million in cash related to the settlement of our securities and derivative litigation, as our contribution toward total settlement costs of $40.0 million, of which $24.2 million we expect will be paid by our insurance carriers, subject to completion of final settlement documentation by the parties and court approval. As of April 2, 2011 and January 1, 2011, the $40.0 million total settlement amount is included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheets, and the $24.2 million we expect to be paid by our insurance carriers is included in Prepaid expenses and other on our Condensed Consolidated Balance Sheets.

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
          As of April 2, 2011, we have paid $81.3 million in connection with the restructuring plans initiated in 2008, 2009 and 2010. We expect to pay an additional $4.8 million related to the 2008, 2009 and 2010 restructuring activities, of which $2.4 million is for termination benefits related to the 2010 restructuring activities. We expect substantially all termination benefits related to the 2010 Restructuring Plan to be paid by the end of fiscal 2011.
          We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.
          Cash Flows from Investing Activities
          Our primary investing activities consisted of:
•	Purchases of property, plant and equipment; and

•	Proceeds from the sale of available-for-sale securities and long-term investments.
          Net cash from investing activities decreased $2.8 million during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, due to the following:

Change
(In millions)
Proceeds from the sale of long-term investments	$(6.3)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(2.5)
Proceeds from the sale of available-for-sale securities	1.5
Purchases of property, plant and equipment	4.7
Other individually insignificant items	(0.2)

$(2.8)

          In connection with our acquisitions completed before April 2, 2011, we may be obligated to pay up to an aggregate of $17.9 million in cash during the next 28 months if certain defined performance goals are achieved in full, of which $10.9 million would be expensed in our Condensed Consolidated Statements of Operations.
          We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, or other acquisitions, and making long-term equity investments.
          Cash Flows from Financing Activities
          Financing cash flows during the three months ended April 2, 2011 consisted primarily of the issuance of common stock under certain of our equity plans. There were no significant changes in net cash from financing activities during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010.

          When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in the Condensed Consolidated Balance Sheets. We recorded losses on the re-issuance of treasury stock of $6.5 million during the three months ended April 2, 2011, as compared to $34.9 million during the three months ended April 3, 2010.
          Our 2011 Notes mature on December 15, 2011, which is expected to result in a cash payment of $150.0 million to settle the 2011 Notes. For an additional description of our 2011 Notes, see Note 3 to our Condensed Consolidated Financial Statements.
          Other Factors Affecting Liquidity and Capital Resources
          2.625% Cash Convertible Senior Notes Due 2015
          In June 2010, we issued $350.0 million principal amount of our 2015 Notes to four initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the 2015 Notes, we entered into hedge transactions, or the 2015 Notes Hedges, with various parties to reduce the potential cash outlay from the cash conversion of the 2015 Notes and to mitigate the negative effect such cash conversion may have on the price of our common stock. In separate transactions, we sold warrants, or the 2015 Warrants, to various parties. The 2015 Notes mature on June 1, 2015, and will be paid in cash at maturity.
          As of April 2, 2011, none of the conditions allowing the holders of the 2015 Notes to convert had been met. However, the price of our common stock has recently been near or greater than the stock price level that would allow holders of the 2015 Notes to convert. If this stock price condition is met in accordance with the terms of the 2015 Notes, then upon any conversion of the 2015 Notes by holders we would be required to pay a settlement amount determined in accordance with the terms of the 2015 Notes. In that event, the 2015 Notes Hedges counterparties would generally be required to pay to us an amount equal to the cash conversion value of the 2015 Notes that have been converted to the extent that the cash conversion value exceeds the par amount of the converted 2015 Notes.
          For an additional description of the 2015 Notes, including the hedge and warrants transactions, see Note 3 to our Condensed Consolidated Financial Statements.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
          In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold warrants, or the Convertible Senior Notes Warrants, to various parties. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013. The principal amounts will be paid in cash at maturity. As of April 2, 2011, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
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
          Because our 2011 Notes mature on December 15, 2011, our Condensed Consolidated Balance Sheets include a current liability of $145.0 million as of April 2, 2011 and $143.3 million as of January 1, 2011, representing the $150.0 million principal amount of the 2011 Notes, net of the applicable discount on the respective dates. Discount amortization will continue through December 15, 2011, when the carrying value of the 2011 Notes will equal the $150.0 million principal amount due at maturity.
          For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 3 to our Condensed Consolidated Financial Statements.
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
          The following table provides information, as of April 2, 2011, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during June 2011.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)
Forward Contracts:
Japanese yen	$25.4	81.25
Indian rupee	16.7	45.56
European Union euro	10.0	.72
Israeli shekel	9.7	3.58
Canadian dollar	9.3	.99
Chinese renminbi	8.4	6.55
New Taiwan dollar	8.2	29.6
Hong Kong dollar	7.1	7.80
Other	5.6	N/A

Total	$100.4

Estimated fair value	$0.6

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
          All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-

bearing instruments approximated fair value as of April 2, 2011. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of April 2, 2011.

	Carrying	Average
	Value	Interest Rate
	(In millions)
Interest-Bearing Instruments:
Cash equivalents – variable rate	$506.6	0.17%
Cash – variable rate	50.1	0.24%
Cash – fixed rate	30.1	0.66%

Total interest-bearing instruments	$586.8	0.20%

Equity Price Risk
          2.625% Cash Convertible Senior Notes Due 2015
          In June 2010, we issued $350.0 million principal amount of our 2015 Notes. In a separate private placement transaction, we also sold warrants to various parties for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. For an additional description of our 2015 Notes, see Note 3 to our Condensed Consolidated Financial Statements.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
          In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes. During fiscal 2010 we repurchased in the open market $100.0 million principal amount of our 2011 Notes and $105.5 million principal amount of our 2013 Notes, resulting in a remaining principal balance as of April 2, 2011 of $150.0 million for the 2011 Notes and $144.5 million for the 2013 Notes. For an additional description of our 2011 Notes and 2013 Notes, see Note 3 to our Condensed Consolidated Financial Statements.
          Investments
          We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for an additional description of these investments. Our investment in non-marketable equity securities had a carrying value of $9.9 million as of April 2, 2011 and $9.3 million as of January 1, 2011.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2011.
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
          Based on their evaluation as of April 2, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
          Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cadence have been detected.

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
          On February 8, 2011 and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively, subject to completion of final settlement documentation by the parties and court approval. Accordingly, we recorded Litigation charges of $15.8 million in fiscal 2010. See Note 12 to our Condensed Consolidated Financial Statements for an additional description of our legal proceedings and this settlement.
Item 1A. Risk Factors
          Our business faces many risks. Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer. The descriptions below include any material changes to and supersede the description of the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and filed with the SEC on February 24, 2011.
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
          The IC and electronics systems industries experienced significant challenges in 2008 and 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. The economic downturn in 2008 and 2009 was characterized by diminished product demand, production overcapacity, high inventory levels and significant decreases in average selling prices. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2008 and 2009, as compared to our revenue in 2007. Although the semiconductor industry experienced growth in 2010, and is expected to grow modestly in the remainder of 2011, we believe that spending on EDA products and services may grow more slowly than the semiconductor industry as a whole in 2011.

We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.
          We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during fiscal 2008 and fiscal 2009, we recorded net income in 2010 and in the first quarter of fiscal 2011, but we may incur a net loss in the future. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.
          Our operating results are also affected by the mix of license types executed in any given period. We license software using three different license types: subscription, term and perpetual. Product revenue associated with term and perpetual licenses that include a stated annual maintenance renewal rate is recognized upon the later of the effective date of the arrangement or delivery of the software product. Product revenue associated with term licenses that do not include a stated annual maintenance renewal rate and product revenue associated with subscription licenses are recognized over multiple periods during the term of the license. Revenue may also be deferred until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with lower credit ratings. In addition, revenue is affected by the timing of license renewals, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers. These changes could have the effect of accelerating or delaying the recognition of revenue from the timing of recognition under the original contract. Our license mix has changed such that a substantial proportion of licenses require ratable revenue recognition, and we expect the license mix, combined with the modest growth in spending by our customers in the semiconductor sector, may make it difficult for us to significantly increase our revenue in future fiscal periods.
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
          The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.
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
The industries in which we compete experience rapid technology developments, changes in industry standards and customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing the following trends:
•	Migration to nanometer design — the continuous shrinkage of the size of process features and other features, such as wires, transistors and contacts on ICs, due to the ongoing advances in the semiconductor manufacturing processes — represents a major challenge for participants in the semiconductor industry, from IC design and design automation to design of manufacturing equipment and the manufacturing process itself. Shrinking transistor sizes are challenging the industry in the application of more complex physics and chemistry in order to produce advanced silicon devices. For EDA tools, models of each component’s electrical properties and behavior become more complex as do requisite analysis, design and verification capabilities. Novel design tools and methodologies must be invented quickly to remain competitive in the design of electronics in the smallest nanometer ranges.
•	The challenges of nanometer design are leading some customers to work with older, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows.
•	The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.
•	With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs or SoCs. The unavailability of a broad range of high-quality design IP (including our own) that can be reliably incorporated into a customer’s design with our software products and services could lead to reduced demand for our products and services.
•	Increased technological capability of the Field-Programmable Gate Array, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services.
•	A growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products.
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

Our stock price has been subject to significant fluctuations and may continue to be subject to fluctuations.
The market price of our common stock has experienced significant fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including, but not limited to:
•	Announcements of our quarterly operating results and revenue and earnings forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;
•	Changes in our bookings, revenue or earnings estimates;
•	Announcements of a restructuring plan;
•	Changes in management;
•	A gain or loss of a significant customer or market segment share;
•	Material litigation;
•	Announcements of new products or acquisitions of new technologies by us, our competitors or our customers; and
•	Market conditions in the IC, electronics systems and semiconductor industries.
In addition, equity markets in general, and the equities of technology companies in particular, have experienced extreme price and volume fluctuations. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
Litigation could adversely affect our financial condition or operations.
We are currently, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We are also currently engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 12 to our Condensed Consolidated Financial Statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
Our business depends upon the efforts and abilities of our executive officers and other key employees, including key development personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and in other locations where we maintain facilities. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders and increase compensation expense, and pay significant base salaries and cash bonuses, which could harm our operating results. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could also reduce our operating margins and harm our business or operating results.
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
•	The development by others of competitive EDA products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;
•	Decisions by electronics manufacturers to perform engineering services internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
•	The challenges of developing (or acquiring externally developed) technology solutions that are adequate and competitive in meeting the requirements of next-generation design challenges;
•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price or at all; and
•	The combination of two or more of our EDA competitors or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually.
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
In a number of our previously completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may continue to use contingent purchase price payments in connection with acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business, or by the employees who joined us with the acquired business of certain specified orders, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.
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
Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our engineering services business holds licenses to certain software and other intellectual property owned by third parties, including that of our competitors. Our failure to obtain software or other intellectual property licenses or other intellectual property rights that is necessary or helpful for our business on favorable terms, or our need to engage in litigation over these licenses or rights, could seriously harm our business, operating results or financial condition.
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
Intellectual property infringement claims, including defense reimbursement obligations related to third party claims, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:
•	Pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;
•	Stop licensing products or providing services that use the challenged intellectual property;
•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•	Redesign the challenged technology, which could be time consuming and costly, or not be accomplished.
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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB has continued to discuss these proposed accounting principles during fiscal 2011. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during the three months ended April 2, 2011 and 63% during the three months ended April 3, 2010, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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

We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as computer hacking, the introduction of a virus into our computer systems or natural disasters near any of our international locations, could significantly interfere with our business operations.
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
We have significant operations outside the United States. As of April 2, 2011, approximately one third of our Cash and cash equivalents balance was held in accounts in the United States, with the remainder of the balance held in accounts outside of the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash are insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.
Our operating results could be adversely affected as a result of changes in our effective tax rates.
Our future effective tax rates could be adversely affected by the following:
•	Changes in tax laws or the interpretation of such tax laws, including potential United States and international tax reforms;
•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;
•	Changes in the valuation allowance against our deferred tax assets;
•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;
•	Increases to interest or penalty expenses classified in the financial statements as income taxes;
•	New accounting standards or interpretations of such standards;
•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or
•	Results of tax examinations by the IRS and state and foreign tax authorities.
Any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

We have received an examination report from the IRS proposing an aggregate tax deficiency in certain of our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.
The IRS and other tax authorities regularly examine our income tax returns, and the IRS is currently examining our federal income tax returns for the tax years 2006 through 2009.
In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS reduced the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. The IRS is contesting our transfer pricing arrangements with our foreign subsidiaries and deductions for foreign trade income. The IRS made similar claims against our transfer pricing arrangements and deductions for foreign trade income in prior examinations and may make similar claims in its examinations of other tax years. We have filed a timely protest with the IRS and are seeking resolution of the issues through the Appeals Office of the IRS. We believe that the proposed IRS adjustments for the tax years 2003 through 2005 are inconsistent with applicable tax laws and we are vigorously challenging these proposed adjustments, although there can be no assurance that we will prevail.
The RAR is not a final Statutory Notice of Deficiency, but the IRS imposes interest on the proposed deficiency until the matters are resolved. Interest is compounded daily at rates published and adjusted quarterly by the IRS and have been between 3% and 8% since 2005.
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
We are dependent on a sole supplier for certain hardware components. Our reliance on a sole supplier could result in product delivery problems and reduced control over product pricing and quality, as well as limit our ability to identify and qualify another supplier in a timely manner. While it is our goal to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason.
Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults or modifications of licenses or supplier modifications.
As a result of the challenging economic environment in fiscal 2008 and 2009, our customers, who are primarily concentrated in the semiconductor sector, experienced adverse changes in their business, and certain customers delayed or defaulted on their payment obligations to us. If our customers experience difficulties in the future, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all, which may have a material negative effect on our business.
We may not be able to effectively implement our restructuring plans, and our restructuring plans may not result in the benefits we have anticipated, possibly having a negative effect on our future operating results.
During fiscal 2008, fiscal 2009 and fiscal 2010, we initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. We may not be able to successfully complete and realize the expected benefits of our restructuring plans, such as improvements in operating margins and cash flows, in the restructuring periods contemplated. The restructuring plans have involved and may continue to involve higher costs or a longer timetable than we currently anticipate or may fail to improve our operating results as we anticipate. Our inability to realize these benefits may result in an inefficient business structure that could negatively affect our results of operations. Our restructuring plans have caused us and will cause us to incur substantial costs related to severance and other employee-related costs. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or our ability to attract highly skilled employees. Our competitors may also seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.

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
Our business is subject to the risk of earthquakes and other natural disasters.
Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, is located in the Silicon Valley area of Northern California, a region known to experience seismic activity. If significant seismic activity were to occur, our operations may be interrupted, which could adversely impact our business and results of operations.
Other of our offices in the United States and in other countries around the world may be adversely impacted by natural disasters. If a natural disaster occurs at or near any of our offices, our operations may be interrupted, which could adversely impact our business and results of operations. If a natural disaster impacts a significant number of our customers, our business and results of operations could be adversely impacted.
We maintain research and development and other facilities in parts of the world that are not as politically stable as the United States, and as a result we may face a higher risk of business interruption from acts of war, political unrest or terrorism than businesses located only or primarily in the United States.
We maintain international research and development and other facilities, some of which are in parts of the world that are not as politically stable as the United States. Consequently, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated given that damage to or disruptions at our international research and development facilities could have an adverse effect on our ability to develop new or improve existing products as compared to other businesses that may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war.
Risks Related to Our Securities and Indebtedness
Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
We have a substantial level of debt. As of April 2, 2011, we had outstanding indebtedness with a principal balance of $644.7 million as follows:
•	$350.0 million related to our 2015 Notes;
•	$150.0 million related to our 2011 Notes;
•	$144.5 million related to our 2013 Notes; and
•	$0.2 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023.

The level of our current or future indebtedness, among other things, could:
•	Make it difficult for us to satisfy our payment obligations on our debt as described above;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Impose operating or financial covenants on us;
•	Limit our flexibility in planning for or reacting to changes in our business; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness as well.
Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs of registration.
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
Holders of our Convertible Senior Notes and 2015 Notes may convert their notes into cash prior to the scheduled maturities of the notes upon the occurrence of certain events. If one or more note holders elect to convert their notes upon the occurrence of any of these certain events, we would be required to settle the converted principal through payment of cash, which could adversely affect our liquidity and financial condition. In addition, even if note holders do not elect to convert their notes upon the occurrence of any of these certain events, we would report any of our Convertible Senior Notes or 2015 Notes that are convertible at a balance sheet date as a current liability, which could have a material adverse impact on our net working capital. For an additional description of our Convertible Senior Notes and 2015 Notes, see Note 3 to our Condensed Consolidated Financial Statements.

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
From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of April 2, 2011, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
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

However, if one or more rating agencies independently elects to rate the Convertible Senior Notes or the 2015 Notes and assigns the Convertible Senior Notes or the 2015 Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the Convertible Senior Notes or the 2015 Notes, as the case may be, and our common stock could be harmed. Should a decline occur in the market price of the Convertible Senior Notes or the 2015 Notes, as compared to the price of our common stock, this may trigger the right of the holders of the Convertible Senior Notes or the 2015 Notes to convert such notes into cash and shares of our common stock, as applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1.0 billion in the aggregate. The following table sets forth the repurchases we made during the three months ended April 2, 2011:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program *
Period	Purchased *	Per Share	Plan or Program	(In millions)
January 2, 2011 — February 5, 2011	10,558	$8.87	----	$814.4
February 6, 2011 — March 5, 2011	67,577	$9.81	----	$814.4
March 6, 2011 — April 2, 2011	222,273	$9.47	----	$814.4

Total	300,408	$9.53	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits
(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
10.01	Master Individual Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, Ph.D., dated February 9, 2011.					X
10.02	Director Medical and Prescription Benefits Coverage Reimbursement Plan					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE:	April 29, 2011	By:	/s/ Lip-Bu Tan Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	April 29, 2011	By:	/s/ Geoffrey G. Ribar Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
10.01	Master Individual Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, Ph.D., dated February 9, 2011.					X
10.02	Director Medical and Prescription Benefits Coverage Reimbursement Plan					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X