Form 10-Q
period 2011-07-02
CADENCE DESIGN SYSTEMS INC
filed 2011-07-29
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No X
On July 2, 2011, 269,103,195 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
ASSETS

	July 2,	January 1,
	2011	2011
Current Assets:
Cash and cash equivalents	$665,317	$557,409
Short-term investments	3,255	12,715
Receivables, net of allowances of $747 and $7,604, respectively	150,241	191,893
Inventories	44,391	39,034
2015 Notes Hedges	222,085	----
Prepaid expenses and other	79,966	78,355

Total current assets	1,165,255	879,406
Property, plant and equipment, net of accumulated depreciation of $640,380 and $648,676, respectively	267,758	285,115
Goodwill	173,752	158,893
Acquired intangibles, net of accumulated amortization of $77,436 and $105,158, respectively	178,566	179,198
Installment contract receivables	10,622	23,380
2015 Notes Hedges	----	130,211
Other assets	78,672	75,913

Total Assets	$1,874,625	$1,732,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$433,857	$143,258
2015 Notes Embedded Conversion Derivative	222,085	----
Accounts payable and accrued liabilities	165,698	216,864
Current portion of deferred revenue	362,762	337,426

Total current liabilities	1,184,402	697,548

Long-Term Liabilities:
Long-term portion of deferred revenue	91,360	85,400
Convertible notes	128,928	406,404
2015 Notes Embedded Conversion Derivative	----	130,211
Other long-term liabilities	138,619	135,899

Total long-term liabilities	358,907	757,914

Commitments and Contingencies (Note 9 and Note 14)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,725,660	1,715,541
Treasury stock, at cost	(330,093)	(353,090)
Accumulated deficit	(1,114,847)	(1,138,853)
Accumulated other comprehensive income	50,596	53,056

Total stockholders’ equity	331,316	276,654

Total Liabilities and Stockholders’ Equity	$1,874,625	$1,732,116

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenue:
Product	$157,938	$117,066	$299,757	$219,832
Services	29,477	25,258	57,282	51,178
Maintenance	95,855	84,740	192,333	177,992

Total revenue	283,270	227,064	549,372	449,002

Costs and Expenses:
Cost of product	20,074	7,123	34,268	12,415
Cost of services	20,616	21,556	40,691	43,481
Cost of maintenance	10,716	10,481	21,614	21,879
Marketing and sales	77,006	71,513	155,378	146,275
Research and development	99,268	91,880	200,567	181,310
General and administrative	25,377	17,058	44,679	39,892
Amortization of acquired intangibles	4,505	2,551	8,964	5,242
Restructuring and other charges (credits)	751	(317)	710	(1,391)

Total costs and expenses	258,313	221,845	506,871	449,103

Income (loss) from operations	24,957	5,219	42,501	(101)
Interest expense	(10,768)	(7,972)	(21,754)	(15,403)
Other income (expense), net	8,394	(3,100)	12,863	2,874

Income (loss) before provision (benefit) for income taxes	22,583	(5,853)	33,610	(12,630)
Provision (benefit) for income taxes	(4,325)	(54,460)	379	(49,452)

Net income	$26,908	$48,607	$33,231	$36,822

Basic net income per share	$0.10	$0.19	$0.13	$0.14

Diluted net income per share	$0.10	$0.18	$0.12	$0.14

Weighted average common shares outstanding — basic	263,191	262,163	262,362	262,380

Weighted average common shares outstanding — diluted	270,885	266,423	269,732	266,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash and Cash Equivalents at Beginning of Period	$557,409	$569,115

Cash Flows from Operating Activities:
Net income	33,231	36,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,283	41,333
Amortization of debt discount and fees	14,587	11,301
Loss on extinguishment of debt	----	5,321
Stock-based compensation	19,698	20,807
Loss from equity method investments	65	73
Gain on investments, net	(13,741)	(6,935)
Non-cash restructuring and other charges	136	216
Write-down of investment securities	----	1,500
Impairment of property, plant and equipment	----	427
Deferred income taxes	(4,811)	(69,266)
Provisions (recoveries) for losses (gains) on trade and installment contract receivables	(5,885)	(12,978)
Other non-cash items	2,518	3,124
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	2,455	(25,384)
Installment contract receivables	62,080	70,479
Inventories	(6,987)	(10,923)
Prepaid expenses and other	1,969	(13,778)
Other assets	1,479	1,397
Accounts payable and accrued liabilities	(48,650)	6,026
Deferred revenue	25,979	31,882
Other long-term liabilities	(4,628)	4,257

Net cash provided by operating activities	125,778	95,701

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale securities	9,588	----
Proceeds from the sale of long-term investments	2,785	10,133
Purchases of property, plant and equipment	(11,312)	(18,765)
Purchases of software licenses	----	(2,517)
Investment in venture capital partnerships and equity investments	(608)	(500)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(22,865)	(253,951)

Net cash used for investing activities	(22,412)	(265,600)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(2,829)	(1,719)
Proceeds from issuance of 2015 Notes	----	350,000
Payment of Convertible Senior Notes	----	(187,150)
Payment of 2015 Notes issuance costs	----	(9,800)
Purchase of 2015 Notes Hedges	----	(76,635)
Proceeds from termination of Convertible Senior Notes Hedges	----	280
Proceeds from sale of 2015 Warrants	----	37,450
Tax effect related to employee stock transactions allocated to equity	967	59
Proceeds from issuance of common stock	10,302	8,119
Stock received for payment of employee taxes on vesting of restricted stock	(7,389)	(4,114)
Purchases of treasury stock	----	(39,997)

Net cash provided by financing activities	1,051	76,493

Effect of exchange rate changes on cash and cash equivalents	3,491	(106)

Increase (decrease) in cash and cash equivalents	107,908	(93,512)

Cash and Cash Equivalents at End of Period	$665,317	$475,603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Certain prior period balances have been reclassified to conform to current period presentation.
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
Cadence adopted new revenue recognition standards on the first day of fiscal 2011. See Note 3 for an additional description of Cadence’s adoption of these standards.
Cadence evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed with the SEC.
NOTE 2. CONVERTIBLE NOTES
2.625% Cash Convertible Senior Notes Due 2015
In June 2010, Cadence issued $350.0 million principal amount of its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. The 2015 Notes have a stated interest rate of 2.625%, mature on June 1, 2015 and may be settled only in cash. The indenture for the 2015 Notes does not contain any financial covenants. Contractual interest on the 2015 Notes began accruing in June 2010 and is payable semi-annually each December 1st and June 1st. The initial purchasers’ transaction fees and expenses totaling $10.6 million were capitalized as deferred financing costs and are amortized over the term of the 2015 Notes using the effective interest method. An aggregate of $187.2 million of the net proceeds from the 2015 Notes was used to purchase $100.0 million principal amount of Cadence’s 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $100.0 million principal amount of its 1.500%

Convertible Senior Notes Due December 15, 2013, or the 2013 Notes, and collectively with the 2011 Notes, the Convertible Senior Notes. Cadence also used $40.0 million of the net proceeds from the 2015 Notes to repurchase approximately 6.5 million shares of Cadence common stock.
Prior to March 1, 2015, holders may convert their 2015 Notes into cash upon the occurrence of any one of the following conditions:
•	During any fiscal quarter, and only during such fiscal quarter, if the closing sale price of Cadence’s common stock exceeds $9.81 for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding quarter;
•	Specified corporate transactions; or
•	The trading price of the 2015 Notes falls below 98% of the product of (i) the closing sale price of Cadence’s common stock and (ii) the conversion rate on that date.
During the three months ended July 2, 2011, the closing sale price of Cadence’s common stock exceeded $9.81 for more than 20 of the last 30 consecutive trading days of that period. As a result, as of July 2, 2011, the 2015 Notes became convertible into cash at the election of holders of the 2015 Notes. Holders of the 2015 Notes can submit their 2015 Notes for conversion from July 2, 2011 through October 1, 2011. Because Cadence would be required to settle the 2015 Notes in cash if holders elect to convert the 2015 Notes, Cadence classified the $287.1 million net liability of the 2015 Notes as a current liability on its Condensed Consolidated Balance Sheet as of July 2, 2011. Any gain or loss on extinguishment of the 2015 Notes would be recognized upon the cash conversion of the 2015 Notes. The 2015 Notes currently trade, and have traded during the three months ended July 2, 2011, at a substantial premium to the conversion price.
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. Cadence will reassess whether this conversion condition has been met at the end of Cadence’s next fiscal quarter, which ends on October 1, 2011. If the closing sale price of Cadence’s common stock does not exceed $9.81 for 20 or more of the last 30 trading days during the three months ending October 1, 2011, the conversion condition would not be met and Cadence would classify its 2015 Notes as a long-term liability on its Condensed Consolidated Balance Sheet as of that date.
From March 1, 2015 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2015 Notes into cash at any time, regardless of the occurrence of any of the foregoing conversion conditions. Cadence may not redeem the 2015 Notes prior to maturity.
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
If a fundamental change were to occur prior to maturity and Cadence’s stock price were greater than $6.16 per share at that time, the cash conversion rate would increase by an additional amount of up to 29.8171 shares of Cadence’s common stock per $1,000 principal amount of 2015 Notes, which amount would be paid entirely in cash to each holder that elects to convert its 2015 Notes at that time. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than

50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change would occur if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:
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
The cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is accounted for as a derivative liability. Because the 2015 Notes were convertible into cash as of July 2, 2011, the 2015 Notes Embedded Conversion Derivative is classified as a current liability in Cadence’s Condensed Consolidated Balance Sheet as of July 2, 2011, but is classified as a long-term liability in Cadence’s Condensed Consolidated Balance Sheet as of January 1, 2011. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as the original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is recognized as interest expense using the effective interest method over the term of the 2015 Notes. As of July 2, 2011, the estimated fair value of the 2015 Notes Embedded Conversion Derivative was $222.1 million.
Concurrently with the issuance of the 2015 Notes, Cadence entered into hedge transactions, or the 2015 Notes Hedges, with various parties whereby Cadence has the option to receive the cash amount that may be due to 2015 Notes holders at maturity or upon conversion in excess of the $350.0 million principal amount of the notes, subject to certain conversion rate adjustments in the 2015 Notes Indenture. These options expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets. Because the 2015 Notes were convertible into cash as of July 2, 2011, the 2015 Notes Hedges are classified as current assets in Cadence’s Condensed Consolidated Balance Sheet as of July 2, 2011, but are classified as long-term assets in Cadence’s Condensed Consolidated Balance Sheet as of January 1, 2011. As of July 2, 2011, the estimated fair value of the 2015 Notes Hedges was $222.1 million.
If the conversion condition is not met as of the end of any fiscal quarter, Cadence would classify its 2015 Notes Embedded Conversion Derivative as a long-term liability and its 2015 Notes Hedges as long-term assets in its Condensed Consolidated Balance Sheet as of that date.
The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in Cadence’s Condensed Consolidated Income Statements. Because the fair values of the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are similar, there was no impact to Cadence’s Condensed Consolidated Income Statements relating to these adjustments to fair value during the three and six months ended July 2, 2011.
In separate transactions, Cadence also sold warrants, or the 2015 Warrants, to various parties for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. Cadence received $37.5 million in cash proceeds from the sale of the

2015 Warrants, which has been recorded as an increase in Stockholders’ equity. Changes in the fair value of the 2015 Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The 2015 Warrants are included in diluted earnings per share to the extent the impact is dilutive. As of July 2, 2011, the 2015 Warrants were not dilutive.
The principal amount, unamortized debt discount and net carrying amount of the liability component of the 2015 Notes as of July 2, 2011 and January 1, 2011 were as follows:

	As of
	July 2,	January 1,
	2011	2011
	(In thousands)
Principal amount of 2015 Notes	$350,000	$350,000
Unamortized debt discount of 2015 Notes	(62,890)	(69,604)

Net liability of 2015 Notes	$287,110	$280,396

The effective interest rate, contractual interest expense and amortization of debt discount for the 2015 Notes for the three and six months ended July 2, 2011 and July 3, 2010 were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$2,289	$427	$4,578	$427
Amortization of debt discount	$3,376	$592	$6,713	$592
As of July 2, 2011, the if-converted value of the 2015 Notes exceeded the principal amount of the 2015 Notes. The total fair value of the 2015 Notes was $537.0 million.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
In December 2006, Cadence issued $250.0 million principal amount of its 2011 Notes and $250.0 million principal amount of its 2013 Notes. The indentures for the Convertible Senior Notes do not contain any financial covenants. Contractual interest payable on the Convertible Senior Notes began accruing in December 2006 and is payable semi-annually each December 15th and June 15th. In June 2010, Cadence repurchased $100.0 million principal amount of its 2011 Notes and $100.0 million principal amount of its 2013 Notes, and in November 2010, Cadence repurchased in the open market $5.5 million principal amount of its 2013 Notes. These repurchases resulted in a remaining principal balance of $150.0 million for the 2011 Notes and $144.5 million for the 2013 Notes. Because Cadence’s 2011 Notes mature on December 15, 2011, its Condensed Consolidated Balance Sheets include a current liability of $146.7 million as of July 2, 2011 and $143.3 million as of January 1, 2011, representing the $150.0 million principal amount of the 2011 Notes, net of the applicable debt discount on the respective dates. Amortization of the debt discount will continue through December 15, 2011, when the carrying value of the 2011 Notes will equal the $150.0 million principal amount due at maturity.
Holders may convert their Convertible Senior Notes prior to maturity upon the occurrence of any one of the following conditions:
•	The closing price of Cadence’s common stock exceeds $27.50 during certain periods of time specified in the Convertible Senior Notes;

•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below 98% of the product of (i) the closing sale price of Cadence’s common stock and (ii) the conversion rate on that date.
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
If a fundamental change were to occur prior to maturity and Cadence’s stock price were greater than $18.00 per share at that time, the conversion rate would increase by an additional amount of up to $8.27 per share, which amount would be paid entirely in cash to each holder that elects to convert its Convertible Senior Notes at that time. A fundamental change is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in which more than 50% of Cadence’s common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration. No fundamental change would occur if at least 90% of the consideration received consists of shares of common stock, or depositary receipts representing such shares, that are:
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
As of July 2, 2011, none of the conditions allowing the holders of the Convertible Senior Notes to convert had been met.
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

Concurrently with the issuance of the Convertible Senior Notes, Cadence entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties whereby Cadence has the option to receive the amount of shares that may be owed to Convertible Senior Notes holders at maturity or upon conversion of the notes, subject to certain conversion rate adjustments in the Convertible Senior Notes Indenture. The aggregate cost of the Convertible Senior Notes Hedges was $119.8 million and has been recorded as a reduction to Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010 and November 2010, Cadence also sold a portion of the Convertible Senior Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock and received proceeds of $0.4 million. The estimated fair value of the remaining Convertible Senior Notes Hedges was $2.4 million as of July 2, 2011. These options expire on December 15, 2011, in the case of the 2011 Notes, and December 15, 2013, in the case of the 2013 Notes, and must be settled in net shares. Subsequent changes in the fair value of the Convertible Senior Notes Hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.
In separate transactions, Cadence also sold warrants, or the Convertible Senior Notes Warrants, to various parties for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share in a private placement pursuant to Section 4(2) of the Securities Act. Cadence received $39.4 million in cash proceeds from the sale of the Convertible Senior Notes Warrants, which has been recorded as an increase in Stockholders’ equity. In connection with the purchase of a portion of the Convertible Senior Notes in June 2010 and November 2010, Cadence also purchased a portion of the Convertible Senior Notes Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The Convertible Senior Notes Warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Changes in the fair value of the Convertible Senior Notes Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity. The remaining warrants are included in diluted earnings per share to the extent the impact is dilutive. As of July 2, 2011, the Convertible Senior Notes Warrants were not dilutive.

The carrying amount of the equity component of the Convertible Senior Notes and the principal amount, unamortized debt discount and net carrying amount of the liability component of the Convertible Senior Notes as of July 2, 2011 and January 1, 2011 were as follows:

	As of
	July 2,	January 1,
	2011	2011
	(In thousands)
Equity component of Convertible Senior Notes	$111,375	$111,375

Principal amount of Convertible Senior Notes	$294,461	$294,461
Unamortized debt discount of Convertible Senior Notes	(18,964)	(25,373)

Liability component of Convertible Senior Notes	$275,497	$269,088

The effective interest rate, contractual interest expense and amortization of debt discount for the Convertible Senior Notes for the three and six months ended July 2, 2011 and July 3, 2010, were as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands, except percentages)
Effective interest rate	6.3%	6.3%	6.3%	6.3%
Contractual interest expense	$1,053	$1,649	$2,106	$3,440
Amortization of debt discount	$3,212	$4,706	$6,409	$9,801
As of July 2, 2011, the if-converted value of the Convertible Senior Notes does not exceed the principal amount of the Convertible Senior Notes and the total fair value of the Convertible Senior Notes, including the equity component, was $289.4 million.
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of July 2, 2011, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.
NOTE 3. REVENUE RECOGNITION
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
Cadence adopted these new accounting standards on a prospective basis. Therefore, revenue will continue to be recognized in future periods under the pre-existing accounting standards for arrangements that were entered into on or prior to January 1, 2011. Cadence began applying the new accounting standards for arrangements entered into or materially modified on or after January 2, 2011. If Cadence had accounted for arrangements entered into on or after January 2, 2011 under the pre-existing accounting standards, revenue for the three months ended July 2, 2011 would have been $3.1 million more than reported and revenue for the six months ended July 2, 2011 would have been $2.1 million less than reported. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that Cadence reports in a particular period.
Cadence has established VSOE for certain service offerings based upon the pricing of these elements when sold separately. VSOE for maintenance is based upon the customer’s stated annual renewal rate. Cadence has not established VSOE for any of its products, for annual maintenance that is not cancellable by the customer, or for maintenance of less than 12 months.

TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, Cadence’s offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, Cadence is unable to reliably determine what similar competitor products’ selling prices are when those products are sold on a stand-alone basis. Therefore, Cadence typically is not able to obtain TPE and TPE is not used to determine any standalone selling prices.
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
Cadence generally has a minimum of two deliverables contained in arrangements involving the sale of its hardware. The first deliverable is the hardware product and software essential to the functionality of the hardware product delivered at the time of sale, and the second deliverable is the right to receive maintenance on the hardware product and the hardware product’s essential software. Cadence allocates consideration between these deliverables based on the relative standalone selling price for each deliverable. Consideration allocated to the hardware product and the related essential software is recognized as revenue at the time of delivery provided all other conditions for revenue recognition have been met. Consideration allocated to the maintenance is deferred and recognized as revenue on a straight-line basis over the respective maintenance terms.
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
2011 Acquisition
During the three months ended July 2, 2011, Cadence acquired a company and recorded $14.2 million of goodwill, and $13.2 million of intangible assets with a weighted average life of 7 years. The $14.2 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. The fair value of the intangible assets was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the economy in general and conditions and demands specific to electronic design automation software development with expected future cash flows from revenues, the timing of the expected future cash flows and discount rates consistent with the level of risk.
Denali Software, Inc.
In June 2010, Cadence acquired Denali Software, Inc., or Denali. Denali was a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its portfolio to provide system component modeling and intellectual property integration. The aggregate initial purchase price was $296.8 million, which was paid in cash. Of the $12.6 million of purchase price payments that were deferred on the acquisition date, $1.3 million remains unpaid as of July 2, 2011 and is conditioned upon certain Denali shareholders remaining employees of Cadence over the stated retention periods. Of the $12.6 million deferred purchase price, Cadence expensed $10.2 million during fiscal 2010, $0.8 million during the six months ended July 2, 2011 and Cadence will expense the remaining $1.6 million over the stated retention periods.
The financial information in the table below summarizes the combined results of operations of Cadence and Denali, on a pro forma basis, as though the companies had been combined as of the beginning of the three and six months ended July 3, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 3, 2010 or of results that may occur in the future.

	Three Months	Six Months
	Ended	Ended
	July 3,	July 3,
	2010	2010
	(In thousands)
Total revenue	$231,792	$460,897

Net income	$36,756	$11,508

Acquisition-Related Contingent Consideration
Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations,” and contingent consideration is added to Goodwill as it is paid. See Note 5 for the amount of Goodwill recorded during the six months ended July 2, 2011 in connection with acquisitions accounted for under SFAS No. 141. Cadence accounts for business combinations with acquisition dates after January 3, 2009 under the acquisition method in accordance with the Accounting Standards Codification and contingent consideration is recorded at fair value on the acquisition date.
In connection with Cadence’s business combinations and asset acquisitions completed before July 2, 2011, Cadence may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $27.2 million in cash during the next 58 months, of which up to $19.8 million would be expensed in Cadence’s Condensed Consolidated Income Statements.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
          Goodwill
          The changes in the carrying amount of goodwill during the six months ended July 2, 2011 were as follows:

Gross Carrying
Amount
(In thousands)
Balance as of January 1, 2011	$158,893
Goodwill resulting from the acquisition during the period (Note 4)	14,221
Additions due to contingent consideration (Note 4)	638

Balance as of July 2, 2011	$173,752

          Acquired Intangibles, net
          Acquired intangibles with finite lives as of July 2, 2011 were as follows, excluding intangibles that were fully amortized as of January 1, 2011:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)
Existing technology and backlog	$82,600	$(11,330)	$71,270
Agreements and relationships	117,119	(21,091)	96,028
Distribution rights	30,100	(24,080)	6,020
Tradenames, trademarks and patents	26,183	(20,935)	5,248

Total acquired intangibles	$256,002	$(77,436)	$178,566

          Acquired intangibles with finite lives as of January 1, 2011 were as follows, excluding intangibles that were fully amortized as of January 2, 2010:

	Gross Carrying	Accumulated	Acquired
	Amount	Amortization	Intangibles, net
	(In thousands)
Existing technology and backlog	$91,800	$(27,350)	$64,450
Agreements and relationships	135,773	(36,579)	99,194
Distribution rights	30,100	(22,575)	7,525
Tradenames, trademarks and patents	26,183	(18,654)	7,529

Total acquired intangibles	$283,856	$(105,158)	$178,698

          As of January 1, 2011, Cadence also had $0.5 million of in-process research and development intangibles that had an indefinite useful life. These intangibles were placed into service during the six months ended July 2, 2011.

          Amortization of acquired intangibles for the three and six months ended July 2, 2011 and July 3, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Cost of product	$2,483	$591	$4,679	$1,211
Cost of maintenance	----	----	----	1,045
Amortization of acquired intangibles	4,505	2,551	8,964	5,242

Total amortization of acquired intangibles	$6,988	$3,142	$13,643	$7,498

          Amortization of costs from existing technology is included in Cost of product. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.
          Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2011 — remaining period	$12,984
2012	25,435
2013	21,927
2014	19,151
2015	18,837
Thereafter	80,232

Total estimated amortization expense	$178,566

NOTE 6. FINANCIAL INSTRUMENTS
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
          This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended July 2, 2011.
          The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair values of Cadence’s long-term investments and installment contract receivables approximate their carrying values based upon current market rates of interest. The fair values of Cadence’s 2015 Notes and Convertible Senior Notes are influenced by interest rates, Cadence’s stock price and stock price volatility and are determined by market trading. The fair values of the embedded conversion derivative and hedge transaction associated with Cadence’s 2015 Notes are determined using an option pricing model based on observable inputs, including Cadence’s stock price, stock price volatility and risk-free interest rates. See Note 2 for the fair value of Cadence’s 2015 Notes, Convertible Senior Notes, 2023 Notes, and Cadence’s convertible notes hedges and warrants.
          On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 2, 2011:

	Fair Value Measurements as of July 2, 2011:
	Total	Level 1	Level 2		Level 3
	(In thousands)
Assets
Cash equivalents — Money market funds	$532,346	$532,346	$	----	$	----
Available-for-sale securities	3,240	3,240		----		----
Trading securities held in Non-Qualified Deferred Compensation Plan (NQDC)	27,063	27,063		----		----
2015 Notes Hedges	222,085	----		222,085		----
Foreign currency exchange contracts	490	----		490		----
Time deposits	15	15		----		----

Total Assets	$785,239	$562,664		$222,575	$	----

	Total	Level 1		Level 2		Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$162	$	----	$	----	$162
2015 Notes Embedded Conversion Derivative	222,085		----		222,085	----

Total Liabilities	$222,247	$	----		$222,085	$162

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
          Cadence acquired intangible assets of $13.2 million in connection with a business combination during the six months ended July 2, 2011. The fair value of these intangible assets was estimated using Level 3 inputs. See Note 4 for an additional description of this business combination and the key inputs used in the valuation.
          Cadence vacated or consolidated certain facilities in connection with restructuring plans initiated in 2010 and recorded lease losses of $1.5 million during the six months ended July 2, 2011, which are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Income Statements. The fair value of these lease losses was estimated using Level 3 inputs. See Note 7 for an additional description of Cadence’s lease loss estimates.

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

          Marketable Securities
          During the three months ended July 2, 2011, Cadence sold available-for-sale securities and received $8.1 million in proceeds, net of $0.4 million of transaction costs, and recognized a gain of $8.0 million as Other income, net, in its Condensed Consolidated Income Statements.
          During the six months ended July 2, 2011, Cadence sold available-for-sale securities and received $9.6 million in proceeds, net of $0.4 million of transaction costs, and recognized a gain of $8.0 million as Other income, net, in its Condensed Consolidated Income Statements.
          The cost basis of Cadence’s remaining marketable securities was $1.9 million as of July 2, 2011. The cost basis of Cadence’s marketable securities as of January 1, 2011 was $3.2 million.
          Non-Marketable Securities
          Cadence uses either the cost or equity method of accounting to account for its long-term, non-marketable investment securities included in Other assets in its Condensed Consolidated Balance Sheets. During the six months ended July 2, 2011, Cadence sold its interest in one of its equity method investments and recognized a gain of $2.7 million as Other income, net in its Condensed Consolidated Income Statements.
          During the three months ended July 2, 2011, a $2.0 million convertible note Cadence held was converted into non-marketable equity securities. Cadence will account for this investment under the cost method.
          The carrying value of Cadence’s non-marketable securities was $11.8 million as of July 2, 2011 and $9.3 million as of January 1, 2011.

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
          As of July 2, 2011, Cadence’s total amount accrued for the Restructuring Plans was $7.5 million, consisting of $0.8 million of severance and severance-related benefits and $6.7 million of estimated lease losses. The estimated lease losses will be adjusted in the future based on changes in the assumptions used to estimate the lease losses. The lease losses could be as high as $10.0 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities. Of the $7.5 million accrued as of July 2, 2011, $2.1 million was included in Accounts payable and accrued liabilities and $5.4 million was included in Other long-term liabilities on Cadence’s Condensed Consolidated Balance Sheet.
          Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans.
          2010 Restructuring Plan
          Since initiating the 2010 Restructuring Plan, Cadence has recorded total Restructuring and other charges associated with the 2010 Restructuring Plan of $14.0 million. Of the $14.0 million, $8.3 million is comprised of estimated severance payments, severance-related benefits and costs for outplacement services, $3.7 million is related to asset impairment charges and $2.0 million is related to lease loss accruals.
          Total severance and termination benefits of $7.8 million were paid to employees before July 2, 2011. Approximately $0.8 million of severance and termination benefits is expected to be paid after July 2, 2011, all of which is included in Accounts payable and accrued liabilities in Cadence’s Condensed Consolidated Balance Sheet as of July 2, 2011. Because of varying regulations in the jurisdictions and countries in which Cadence operates, these workforce reductions are expected to be completed and realized by the end of fiscal 2011.
          Cadence recorded Restructuring and other charges related to lease loss accruals of $0.8 million during the three months ended July 2, 2011 and $1.5 million during the six months ended July 2, 2011 for facilities that Cadence vacated or consolidated during the three and six months ended July 2, 2011. Cadence also recorded credits of $0.2 million during the three months ended July 2, 2011 and $0.8 million during the six months ended July 2, 2011 for severance and related benefits costs that were less than previously estimated.

          The following table presents activity for the 2010 Restructuring Plan for the three months ended July 2, 2011:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)
Balance, April 2, 2011	$2,177	$974	$3,151
Restructuring and other charges (credits), net	(159)	781	622
Non-cash charges	----	1	1
Cash payments	(1,275)	(373)	(1,648)
Effect of foreign currency translation	27	16	43

Balance, July 2, 2011	$770	$1,399	$2,169

          The following table presents activity for the 2010 Restructuring Plan for the six months ended July 2, 2011:

	Severance
	and	Excess
	Benefits	Facilities	Total
	(In thousands)
Balance, January 1, 2011	$9,095	$434	$9,529
Restructuring and other charges (credits), net	(763)	1,539	776
Non-cash charges	----	3	3
Cash payments	(7,760)	(591)	(8,351)
Effect of foreign currency translation	198	14	212

Balance, July 2, 2011	$770	$1,399	$2,169

          Other Restructuring Plans
          The following table presents activity for the Other Restructuring Plans for the three months ended July 2, 2011:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)
Balance, April 2, 2011	$26	$5,356	$5	$5,387
Restructuring and other charges (credits), net	(2)	131	----	129
Non-cash charges	----	71	----	71
Cash payments	(2)	(288)	----	(290)
Effect of foreign currency translation	----	42	----	42

Balance, July 2, 2011	$22	$5,312	$5	$5,339

          The following table presents activity for the Other Restructuring Plans for the six months ended July 2, 2011:

	Severance
	and	Excess
	Benefits	Facilities	Other	Total
	(In thousands)
Balance, January 1, 2011	$103	$5,434	$5	$5,542
Restructuring and other charges (credits), net	(77)	11	----	(66)
Non-cash charges	----	134	----	134
Cash payments	(4)	(528)	----	(532)
Effect of foreign currency translation	----	261	----	261

Balance, July 2, 2011	$22	$5,312	$5	$5,339

NOTE 8. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
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
          Cadence’s accounts receivable and installment contact receivables balances as of July 2, 2011 and January 1, 2011 were as follows:

	As of
	July 2,	January 1,
	2011	2011
	(In thousands)
Accounts receivable	$111,798	$112,494
Installment contract receivables, short-term	39,190	87,003
Installment contract receivables, long-term	10,622	23,380

Total accounts receivable and installment contract receivables	161,610	222,877
Less allowance for doubtful accounts	(747)	(7,604)

Total accounts receivable, net and installment contract receivables	$160,863	$215,273

          Each fiscal quarter, Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand and the overall economic climate in the industries that Cadence serves. Additionally, Cadence makes judgments as to its ability to collect outstanding receivables, and provides allowances for the portion of receivables when collection is not probable. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses. Cadence recorded recoveries of its allowance for doubtful accounts of $0.7 million during the three months ended July 2, 2011 and $5.9 million during the six months ended July 2, 2011 as a result of collections on certain receivables that were included in Cadence’s allowance for doubtful accounts as of January 1, 2011. Cadence recorded recoveries of its allowance for doubtful accounts of $10.2 million during the three months ended July 3,

2010 and $12.7 million during the six months ended July 3, 2010 as a result of collections on certain receivables that were included in Cadence’s allowance for doubtful accounts as of January 2, 2010.
          Cadence’s customers are primarily concentrated within the semiconductor sector. As of July 2, 2011, no single customer accounted for more than 10% of Cadence’s total Receivables, net and Installment contract receivables. As of January 1, 2011, one customer accounted for 19% of Cadence’s total Receivables, net and Installment contract receivables. As of July 2, 2011, approximately 40% of Cadence’s total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables. As of January 1, 2011, approximately half of Cadence’s total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables.
          The following table presents the change in Cadence’s allowance for doubtful accounts for the six months ended July 2, 2011:

Addition
		Charged	Charged
		(Credited) to	(Credited)
	As of	Costs and	to Other		As of
	January 1, 2011	Expenses	Accounts	Deductions (1)	July 2, 2011
Allowance for doubtful accounts	$7,604	$(5,885)	$ ----	$(972)	$747

(1)	Uncollectible accounts written-off, net of recoveries.
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
NOTE 9. INCOME TAXES
          Cadence determined that uncertain tax positions that were subject to the Internal Revenue Service, or IRS, examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 were effectively settled during the three and six months ended July 2, 2011. Cadence recognized a benefit for income taxes of $4.3 million during the three months ended July 2, 2011, including the impact of the effective settlement and the release of deferred tax asset valuation allowance, primarily resulting from the increase in deferred tax liabilities from the intangible assets held by the company acquired during the three months ended July 2, 2011, which was partially offset by tax expense on certain Cadence foreign subsidiaries and interest expense on unrecognized tax benefits. Cadence recognized a provision for income taxes of $0.4 million during the six months ended July 2, 2011, including tax expense on certain Cadence foreign subsidiaries and interest expense on unrecognized tax benefits, which was mostly offset by the impact of the effective settlement and the $5.0 million release of deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets held by the company that was acquired during the three months ended July 2, 2011.

          Internal Revenue Service Examinations
          The IRS and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s federal income tax returns beginning with the 2003 tax year remain subject to examination by the IRS.
          In May 2009, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to $60.7 million. The IRS contested Cadence’s transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. In June 2011, the Appeals Office of the IRS, or the Appeals Office, provided Cadence with copies of the settlement agreements that were executed by the Appeals Office resolving the previously disputed tax positions. While the statute of limitations for the IRS to audit the tax returns remains open, Cadence considers the tax positions to be effectively settled because the IRS has completed its examination procedures and Cadence believes that there is a remote possibility that the IRS will re-examine the settled tax positions. As a result of this effective settlement, Cadence recognized a benefit for income taxes of $5.7 million in the Condensed Consolidated Income Statements for the three and six months ended July 2, 2011.
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
NOTE 10. NET INCOME PER SHARE
          Basic net income per share is computed by dividing net income during the period by the weighted average number of shares of common stock outstanding, less unvested restricted stock awards. None of Cadence’s outstanding grants of restricted stock contain nonforfeitable dividend rights. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted average shares outstanding for the diluted net loss per share calculation.
          Cadence accounts for the effect of the Convertible Senior Notes in diluted net income per share, using the if-converted method of accounting, under the assumption that the conversion spread, if any, will be settled in stock. Under that method, the only shares that will be considered for inclusion in diluted net income per share are those relating to the excess of the conversion premium over the principal amount. During the three and six months ended July 2, 2011 and July 3, 2010, no shares are included in diluted net income per share for the Convertible Senior Notes.

          The calculations for basic and diluted net income per share for the three and six months ended July 2, 2011 and July 3, 2010 are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income	$26,908	$48,607	$33,231	$36,822

Weighted average common shares used to calculate basic net income per share	263,191	262,163	262,362	262,380
2023 Notes	11	11	11	11
Options	3,766	1,482	3,487	1,275
Restricted stock	3,740	2,522	3,744	2,658
Employee stock purchase plan (ESPP)	177	245	128	215

Weighted average common shares used to calculate diluted net income per share	270,885	266,423	269,732	266,539

Basic net income per share	$0.10	$0.19	$0.13	$0.14

Diluted net income per share	$0.10	$0.18	$0.12	$0.14

          The following table presents the potential shares of Cadence’s common stock outstanding for the three and six months ended July 2, 2011 and July 3, 2010 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
2015 Warrants (various expiration dates through 2015)	46,382	46,382	46,382	46,382
Options to purchase shares of common stock (various expiration dates through 2021)	18,812	22,209	18,564	23,441
Convertible Senior Note Warrants (various expiration dates through 2014)	14,184	14,184	14,184	14,184
Non-vested shares of restricted stock	9	2,156	25	3,460

Total potential common shares excluded	79,387	84,931	79,155	87,467

NOTE 11. ACCUMULATED DEFICIT
          The changes in accumulated deficit for the three and six months ended July 2, 2011 were as follows:

Three Months
Ended
(In thousands)
Balance as of April 2, 2011	$(1,139,018)
Net income	26,908
Reissuance of treasury stock	(2,737)

Balance as of July 2, 2011	$(1,114,847)

Six Months
Ended
(In thousands)
Balance as of January 1, 2011	$(1,138,853)
Net income	33,231
Reissuance of treasury stock	(9,225)

Balance as of July 2, 2011	$(1,114,847)

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
NOTE 12. OTHER COMPREHENSIVE INCOME
          Other comprehensive income includes foreign currency translation gains and losses, unrealized gains and losses on available-for-sale marketable securities, and changes in defined benefit plan liabilities, net of related tax effects. These items have been excluded from net income and are reflected instead in Stockholders’ Equity. Cadence’s comprehensive income during the three and six months ended July 2, 2011 and July 3, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Net income	$26,908	$48,607	$33,231	$36,822
Foreign currency translation gain (loss), net of related tax effects	5,725	(5,117)	5,605	(3,913)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and net of related tax effects	(7,709)	(314)	(8,078)	704
Changes in defined benefit plan liabilities, net of related tax effects	45	42	13	98

Comprehensive income	$24,969	$43,218	$30,771	$33,711

NOTE 13. STOCK REPURCHASE PROGRAMS
          Cadence’s Board of Directors has authorized the following programs to repurchase shares of Cadence’s common stock in the open market, which remained in effect on July 2, 2011:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)
February 2008	$500,000	$314,389
August 2008	$500,000	500,000

Total remaining authorization		$814,389

          The shares repurchased under Cadence’s stock repurchase programs and the total cost of repurchased shares during the three and six months ended July 2, 2011 and July 3, 2010 were as follows:

	Three and Six
	Months Ended
	July 2,	July 3,
	2011	2010
	(In thousands)
Shares repurchased	----	6,493
Total cost of repurchased shares	$ ----	$39,997
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
          During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent periods. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation. On February 11, 2011, the parties to the securities litigation agreed to settle the securities litigation for consideration of $38.0 million, of which approximately $22.2 million will be paid by Cadence’s insurance carriers, with the balance to be paid by Cadence. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers, and the settlement is subject to approval by the District Court.
          During the three months ended July 2, 2011, Cadence paid $16.4 million into a securities litigation settlement fund, which amount included Cadence’s portion of the settlement consideration of $15.8 million and $0.6 million of accrued interest. As of July 2, 2011, $6.7 million had been paid into the securities litigation settlement fund by Cadence’s insurance carriers. Subsequent to July 2, 2011, Cadence’s insurance carriers paid the remaining $15.5 million into the securities litigation settlement fund.
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
          These cases were stayed while the parties participated in the mediation process. On February 8, 2011, the parties to these derivative cases agreed to settle all of them in exchange for certain corporate governance changes that Cadence has agreed to put in place, along with an agreement that an application by plaintiffs’ counsel to the Court for an attorneys’ fee of approximately $1.8 million is appropriate. The fee will be paid by Cadence’s insurance carriers if it is approved by the court. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers. This settlement is subject to court approval.
          Other Contingencies
          Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended July 2, 2011 and July 3, 2010.
          Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any losses from indemnification claims in the three and six months ended July 2, 2011 and July 3, 2010.
NOTE 15. STATEMENT OF CASH FLOWS
          The supplemental cash flow information for the six months ended July 2, 2011 and July 3, 2010 is as follows:

	Six Months Ended
	July 2,	July 3,
	2011	2010
	(In thousands)
Cash Paid During the Period for:
Interest	$6,708		$3,594

Income taxes, including foreign withholding tax	$9,209		$7,052

Non-cash Investing and Financing Activities:
Stock options assumed for acquisition	$1,600	$	----
Available-for-sale securities received from customer	$160	$	----
NOTE 16. OTHER INCOME (EXPENSE), NET
          Cadence’s Other income (expense), net, for the three and six months ended July 2, 2011 and July 3, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Interest income	$324	$302	$697	$550
Gains on sale of marketable securities	7,979	----	8,044	----
Gains on sale of non-marketable securities	108	242	2,729	4,756
Gains on trading securities in the NQDC trust	1,177	1,102	2,912	2,179
Gains (losses) on foreign exchange	(1,246)	1,998	(1,725)	2,190
Equity losses from investments	(35)	(46)	(65)	(73)
Write-down of investments	----	(1,500)	----	(1,500)
Loss on early extinguishment of debt (Note 2)	----	(5,321)	----	(5,321)
Other income	87	123	271	93

Total Other income (expense), net	$8,394	$(3,100)	$12,863	$2,874

          During the three and six months ended July 2, 2011, Cadence recorded gains of $8.0 million on the sale of available-for-sale securities. During the six months ended July 2, 2011, Cadence recorded a gain of $2.7 million on the sale of an equity method investment. During the six months ended July 3, 2010, Cadence recorded gains totaling $4.8 million on the liquidation of five cost method investments.
          It is Cadence’s policy to review the fair value of its investment securities on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. This evaluation includes, but is not limited to, reviewing each company’s cash position, financing needs, earnings or revenue outlook, operational performance, management or ownership changes and competition. If Cadence believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, it is Cadence’s policy to write down the investment to reduce its carrying value to fair value. Cadence determined that, as of July 2, 2011, none of its investment securities were other-than-temporarily impaired.

          During the three and six months ended July 3, 2010, Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired and Cadence wrote down these investments by $1.5 million.
NOTE 17. SEGMENT REPORTING
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
          The following table presents a summary of revenue by geography for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In thousands)
Americas:
United States	$124,191	$94,648	$236,210	$177,297
Other Americas	8,200	8,352	13,341	13,495

Total Americas	132,391	103,000	249,551	190,792

Europe, Middle East and Africa:
Germany	9,319	22,706	21,044	36,882
Other Europe, Middle East and Africa	47,139	30,240	91,690	65,278

Total Europe, Middle East and Africa	56,458	52,946	112,734	102,160

Japan	49,194	31,822	99,359	82,875
Asia	45,227	39,296	87,728	73,175

Total	$283,270	$227,064	$549,372	$449,002

          No one customer accounted for 10% or more of total revenue during the three and six months ended July 2, 2011 and July 3, 2010.

     The following table presents a summary of long-lived assets by geography as of July 2, 2011 and January 1, 2011:

	As of
	July 2,	January 1,
	2011	2011
	(In thousands)
Americas:
United States	$238,637	$254,113
Other Americas	52	34

Total Americas	238,689	254,147

Europe, Middle East and Africa:
Germany	933	773
Other Europe, Middle East and Africa	4,473	5,568

Total Europe, Middle East and Africa	5,406	6,341

Japan	4,330	4,532
Asia	19,333	20,095

Total	$267,758	$285,115

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

Results of Operations
          Financial results for the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, reflect the following:
•	An increase in revenue because of:
•	Higher business levels due to the timing of contract renewals with existing customers;

•	Increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix and a decrease in the average contract duration;

•	Increases in the sale and lease of our hardware products; and

•	Our acquisition of Denali in the second quarter of fiscal 2010.
•	An increase in employee-related costs for commissions and other employee incentive compensation primarily resulting from improving business levels during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, partially offset by decreased costs as a result of our prior year restructuring plans;

•	An increase in the cost of hardware products sold due to increases in the sale and lease of our hardware products;
•	An increase in operating expenses, primarily research and development, related to the acquisition of Denali; and

•	The increase in deferred tax liabilities from the intangible assets acquired with Denali and the resulting benefit for income taxes because of the release of valuation allowance against our deferred tax assets during the three months ended July 3, 2010.
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
          We seek to achieve a mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and approximately 10% of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this 90% to 10% ratio of ratable to up-front may be impacted by an increase in hardware sales beyond our current expectations. For an additional description of the impact of hardware sales on the anticipated mix of bookings, see the discussion under the heading “Critical Accounting Estimates — Revenue Recognition” above, and Note 3 to our Condensed Consolidated Financial Statements.
          During the three and six months ended July 2, 2011, and July 3, 2010, over 90% of the aggregate value of our bookings was of a type for which the revenue is recurring, or ratable, in nature.

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
          Revenue by Period
          The following table shows our revenue for the three and six months ended July 2, 2011 and July 3, 2010 and the change in revenue between periods:

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	Change	2011	2010	Change
			(In millions)
Product	$157.9	$117.1	$40.8	$299.8	$219.8	$80.0
Services	29.5	25.3	4.2	57.3	51.2	6.1
Maintenance	95.9	84.7	11.2	192.3	178.0	14.3

Total revenue	$283.3	$227.1	$56.2	$549.4	$449.0	$100.4

          Product revenue increased during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, primarily because of higher business levels due to the timing of contract renewals with existing customers, increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix and a decrease in the average contract duration, an increase in revenue related to the sale and lease of our hardware products and an increase in revenue due to our acquisition of Denali in the second quarter of fiscal 2010.

          Services revenue increased during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, primarily because of cash collections from customers for which revenue is recognized upon receipt of cash payment and higher utilization rates for our services personnel.
          We adopted new revenue recognition accounting standards on the first day of fiscal 2011 for revenue arrangements that include both hardware and software elements. If we had accounted for arrangements entered into on or after January 2, 2011 under the pre-existing accounting standards, revenue for the three months ended July 2, 2011 would have been $3.1 million more than reported and revenue for the six months ended July 2, 2011 would have been $2.1 million less than reported. See Note 3 to our Condensed Consolidated Financial Statements for an additional description of our adoption of these accounting standards.
          Revenue by Product Group
          The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other for the past five consecutive quarters:

	Three Months Ended
	July 2,	April 2,	January 1,	October 2,	July 3,
	2011	2011	2011	2010	2010
Functional Verification and Design IP	33%	28%	22%	25%	26%
Digital IC Design	21%	24%	26%	23%	21%
Custom IC Design	22%	20%	27%	24%	26%
System Interconnect	8%	10%	8%	10%	10%
Design for Manufacturing	6%	8%	7%	8%	6%
Services and other	10%	10%	10%	10%	11%

Total	100%	100%	100%	100%	100%

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
          The increase in the percentage of revenue contributed by the Functional Verification product group during the three months ended July 2, 2011, as compared to the three months ended April 2, 2011, is due to an increase in revenue related to the sale and lease of our hardware products during the three months ended July 2, 2011.
          Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result if the customer had individually licensed each specific software solution at the onset of the arrangement.

          Revenue by Geography

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	Change	2011	2010	Change
			(In millions)
United States	$124.2	$94.7	$29.5	$236.2	$177.3	$58.9
Other Americas	8.2	8.4	(0.2)	13.3	13.5	(0.2)
Europe, Middle East and Africa	56.5	52.9	3.6	112.8	102.1	10.7
Japan	49.2	31.8	17.4	99.4	82.9	16.5
Asia	45.2	39.3	5.9	87.7	73.2	14.5

Total revenue	$283.3	$227.1	$56.2	$549.4	$449.0	$100.4

          The increase in revenue in the United States and Japan is primarily due to higher business levels due to the timing of contract renewals with existing customers in the United States and Japan, increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix, an increase in revenue related to the sale and lease of our hardware products and an increase in revenue due to our acquisition of Denali in the second quarter of fiscal 2010. The increase in revenue in Asia is primarily due to the economic growth in the region, resulting in increased business levels and cash collections.
          Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
United States	44%	42%	43%	40%
Other Americas	3%	4%	2%	3%
Europe, Middle East and Africa	20%	23%	21%	23%
Japan	17%	14%	18%	18%
Asia	16%	17%	16%	16%

Total	100%	100%	100%	100%

          No one customer accounted for 10% or more of total revenue during the three and six months ended July 2, 2011 and July 3, 2010.
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

          Stock-based Compensation Expense Summary
          Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
		(In millions)
Cost of product	$ ----	$ ----	$0.1	$0.1
Cost of services	0.5	0.5	0.9	1.0
Cost of maintenance	0.3	0.3	0.6	0.7
Marketing and sales	2.7	2.4	4.8	4.6
Research and development	4.1	4.5	7.9	8.9
General and administrative	2.7	2.7	5.4	5.5

Total	$10.3	$10.4	$19.7	$20.8

          Cost of Revenue

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	Change	2011	2010	Change
			(In millions)
Product	$20.1	$7.1	$13.0	$34.3	$12.4	$21.9
Services	$20.6	$21.6	$(1.0)	$40.7	$43.5	$(2.8)
Maintenance	$10.7	$10.5	$0.2	$21.6	$21.9	$(0.3)
          The following table shows cost of revenue as a percentage of related revenue for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Product	13%	6%	11%	6%
Services	70%	85%	71%	85%
Maintenance	11%	12%	11%	12%
          Cost of Product
          Cost of product includes costs associated with the sale and lease of our hardware and licensing of our software and design IP products. Cost of product associated with our hardware products includes materials, assembly and overhead. These additional manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and design IP products. Cost of product also includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, the cost of technical documentation and royalties payable to third-party vendors.
          A summary of Cost of product is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
		(In millions)
Product related costs	$17.6	$6.5	$29.6	$11.2
Amortization of acquired intangibles	2.5	0.6	4.7	1.2

Total Cost of product	$20.1	$7.1	$34.3	$12.4

          Cost of product increased by $13.0 million during the three months ended July 2, 2011, as compared to the three months ended July 3, 2010, and increased by $21.9 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, due to the following:

	Change
	Three	Six
	Months	Months
	(In millions)
Hardware costs	$10.2	$16.4
Amortization of acquired intangibles	1.9	3.5
Salary, benefits and other employee-related costs	0.8	1.7
Other individually insignificant items	0.1	0.3

Total change in Cost of product	$13.0	$21.9

          Hardware costs increased during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, primarily due to an increase in hardware revenue. Although we expect hardware revenue and costs to remain above historical levels for the remainder of fiscal 2011, we expect hardware revenue and costs to decline from the levels experienced during the three and six months ended July 2, 2011. Amortization of acquired intangibles included in Cost of product increased during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, primarily due to amortization of intangible assets associated with the Denali acquisition.
          Cost of product depends primarily upon the actual mix of hardware and software product sales in any given period, and upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period.
          Cost of Services
          Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $1.0 million during the three months ended July 2, 2011 as compared to the three months ended July 3, 2010, and decreased by $2.8 million during the six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, primarily due to a decrease in employee salary, benefits and other employee-related costs.
          Cost of Maintenance
          Cost of maintenance includes the cost of customer services, such as telephonic and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. There were no significant changes in Cost of maintenance during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010.
          Operating Expenses

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	Change	2011	2010	Change
			(In millions)
Marketing and sales	$77.0	$71.5	$5.5	$155.4	$146.3	$9.1
Research and development	99.3	91.9	7.4	200.6	181.3	19.3
General and administrative	25.4	17.1	8.3	44.7	39.9	4.8

Total operating expenses	$201.7	$180.5	$21.2	$400.7	$367.5	$33.2

          The increase in our operating expenses during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, is primarily due to higher employee-related costs, including the additional costs related to our acquisition of Denali, which primarily affected our Research and development expenses. The increase is also due to recording fewer recoveries of allowances for doubtful accounts during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010.
          The following table shows operating expenses as a percentage of total revenue for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Marketing and sales	27%	31%	28%	33%
Research and development	35%	40%	37%	40%
General and administrative	9%	8%	8%	9%
          Marketing and Sales
          Marketing and sales expense increased by $5.5 million during the three months ended July 2, 2011, as compared to the three months ended July 3, 2010, and increased by $9.1 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, due to the following:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)
Salary, benefits and other employee-related costs	$5.9	$11.2
Executive and other severance costs	1.0	1.0
Depreciation	(0.6)	(1.5)
Other individually insignificant items	(0.8)	(1.6)

	$5.5	$9.1

          Research and Development
          Research and development expense increased by $7.4 million during the three months ended July 2, 2011, as compared to the three months ended July 3, 2010, and increased by $19.3 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, primarily due to an increase in employee salary, benefits and other employee-related costs.
          General and Administrative
          General and administrative expense increased by $8.3 million during the three months ended July 2, 2011, as compared to the three months ended July 3, 2010, and increased by $4.8 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, due to the following:

	Change
	Three Months	Six Months
	Ended	Ended
	(In millions)
Bad debt expense	$9.5	$6.8
Salary, benefits and other employee-related costs	0.1	1.8
Professional services	(1.3)	(2.5)
Other individually insignificant items	----	(1.3)

	$8.3	$4.8

          We recorded recoveries of our allowance for doubtful accounts as a result of collections on certain receivables that had been included in our allowance for doubtful accounts. The increase in bad debt expense is due to recording lower recoveries during the three and six months ended July 2, 2011, as compared to the same periods in 2010. We recorded recoveries of $0.7 million during the three months ended July 2, 2011, as compared to $10.2 million during the three months ended July 3, 2010, and we recorded recoveries of $5.9 million during the six months ended July 2, 2011, as compared to $12.7 million during the six months ended July 3, 2010.
          Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 3,	July 3,
	2011	2010	Change	2011	2010	Change
	(In millions)
Amortization of acquired intangibles	$4.5	$2.6	$1.9	$9.0	$5.2	$3.8
          Amortization of acquired intangibles increased by $1.9 million during the three months ended July 2, 2011, as compared to the three months ended July 3, 2010, and increased by $3.8 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, primarily due to amortization of intangible assets acquired with Denali during the second quarter of fiscal 2010.
          Restructuring and Other Charges (Credits)
          We have initiated multiple restructuring plans since 2001, including the 2010 Restructuring Plan. See Note 7 to our Condensed Consolidated Financial Statements for an additional description of these restructuring plans.
          We recorded Restructuring and other charges related to lease loss accruals of $0.8 million during the three months ended July 2, 2011 and $1.5 million during the six months ended July 2, 2011 for facilities that we vacated or consolidated during those respective periods. We also recorded credits of $0.2 million during the three months ended July 2, 2011 and $0.8 million during the six months ended July 2, 2011 for severance and related benefits costs that were less than previously estimated.
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
          Interest Expense
          Interest expense relates primarily to our convertible notes, including our 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, our 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and our 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes,

and collectively with the 2011 Notes, the Convertible Senior Notes. Interest expense for the three and six months ended July 2, 2011 and July 3, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In millions)
Contractual cash interest expense:
Convertible Senior Notes	$1.0	$1.7	$2.1	$3.5
2015 Notes	2.3	0.4	4.6	0.4
Amortization of debt discount:
Convertible Senior Notes	3.2	4.7	6.4	9.8
2015 Notes	3.4	0.6	6.7	0.6
Amortization of deferred financing costs:
Convertible Senior Notes	0.3	0.4	0.5	0.8
2015 Notes	0.5	0.1	0.9	0.1
Other interest expense	0.1	0.1	0.6	0.2

Total interest expense	$10.8	$8.0	$21.8	$15.4

          The increase in interest expense during the three and six months ended July 2, 2011, as compared to the three and six months ended July 3, 2010, is due to interest expense related to the 2015 Notes that were issued in June 2010. For an additional description of our 2015 Notes and Convertible Senior Notes, see Note 2 to our Condensed Consolidated Financial Statements.
          Other Income (Expense), Net
          Other income (expense), net, for the three and six months ended July 2, 2011 and July 3, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(In millions)
Interest income	$0.3	$0.3	$0.7	$0.5
Gains on sale of marketable securities	8.0	----	8.0	----
Gains on sale of non-marketable securities	0.1	0.2	2.7	4.8
Gains on trading securities in the non-qualified deferred compensation trust	1.2	1.1	2.9	2.2
Gains (losses) on foreign exchange	(1.3)	2.0	(1.7)	2.2
Equity losses from investments	----	----	----	(0.1)
Write-down of investments	----	(1.5)	----	(1.5)
Loss on early extinguishment of debt	----	(5.3)	----	(5.3)
Other income	0.1	0.1	0.3	0.1

Total other income (expense), net	$8.4	$(3.1)	$12.9	$2.9

          During the three and six months ended July 2, 2011, we recorded gains of $8.0 million on the sale of available-for-sale securities. During the six months ended July 2, 2011, we recorded a gain of $2.7 million on the sale of an equity method investment. During the six months ended July 3, 2010, we recorded gains totaling $4.8 million on the liquidation of five cost method investments.
          During the three and six months ended July 3, 2010, we determined that certain of our non-marketable securities were other-than-temporarily impaired and we wrote down these investments by $1.5 million.

          Income Taxes
          The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended			Six Months Ended
	July 2,		July 3,	July 2,	July 3,
	2011		2010	2011	2010
	(In millions, except percentages)
Provision (benefit) for income taxes	$(4.3)		$(54.5)	$0.4	$(49.5)
Effective tax rate	(19.2%	)	930.5%	1.1%	391.5%
          Our Provision (benefit) for income taxes for the three and six months ended July 2, 2011 was primarily comprised of the tax benefit of $5.7 million from the effective settlement of the Internal Revenue Service, or IRS, examination of our federal income tax returns for the tax years 2003 through 2005, the tax benefit from the release of the valuation allowance of $5.0 million against our deferred tax assets due to the recognition of deferred tax liabilities related to the acquisition of intangible assets held by the company acquired during the three months ended July 2, 2011, tax expense on certain of our foreign subsidiaries and interest expense on unrecognized tax benefits.
          Our benefit for income taxes for the three and six months ended July 3, 2010 was primarily due to the release of approximately $66.7 million of valuation allowance against our deferred tax assets due to the recognition of deferred tax liabilities related to the acquisition of intangibles with Denali, partially offset by tax expense related to increases in unrecognized tax benefits, taxes on certain of our foreign subsidiaries, and interest expense on our unrecognized tax benefits.
          We estimate our annual effective tax rate for fiscal 2011 to be approximately 10% primarily because of tax expense related to certain of our foreign subsidiaries and interest expense on our unrecognized tax benefits, which was partially offset by the tax benefit from the effective settlement of the IRS examination of the 2003 through 2005 tax years and the release of valuation allowance related to the acquisition of intangible assets held by the company acquired during the three months ended July 2, 2011. Our estimated annual effective tax rate is based on our expectation that we will record a valuation allowance that will offset the potential tax benefit of certain United States tax losses and credit carryforwards generated during fiscal 2011. We also expect that our estimated annual effective tax rate to be particularly sensitive to any changes to our estimates of tax expense during fiscal 2011.
          The IRS and other tax authorities regularly examine our income tax returns. For further discussion regarding our Income taxes, including the status of the IRS examinations, see Note 9 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	As of
	July 2,	January 1,
	2011	2011	Change
	(In millions)
Cash, cash equivalents and Short-term investments	$668.6	$570.1	$98.5
Net working capital	$(19.1)	$181.9	$(201.0)

	Six Months Ended
	July 2,	July 3,
	2011	2010	Change
	(In millions)
Cash provided by operating activities	$125.8	$95.7	$30.1
Cash used for investing activities	$(22.4)	$(265.6)	$243.2
Cash provided by financing activities	$1.1	$76.5	$(75.4)
          Cash and Cash Equivalents and Short-term Investments
          As of July 2, 2011, our principal sources of liquidity consisted of $668.6 million of Cash and cash equivalents and Short-term investments, as compared to $570.1 million as of January 1, 2011. Approximately one-third of our cash and cash equivalents is held in accounts in the United States.
          Our primary sources of cash during the six months ended July 2, 2011 were:
•	Customer payments for software and design IP licenses and from the sale and lease of our hardware products;

•	Customer payments for maintenance;

•	Customer payments for engineering services;

•	Proceeds from the sale of available-for-sale securities and long-term investments; and

•	Cash received for common stock purchases under our employee stock purchase plan.
       Our primary uses of cash during the six months ended July 2, 2011 were:
•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;

•	Payments to former shareholders of acquired businesses, net of cash acquired;

•	Payments related to the anticipated settlement of our securities litigation;

•	Purchases of inventory related to our hardware products; and

•	Purchases of property, plant and equipment.
          We expect that current cash and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

          Net Working Capital
          Net working capital decreased by $201.0 million as of July 2, 2011, as compared to January 1, 2011, due to the following:

Change
(In millions)
Increase in Convertible notes	$(290.6)
Decrease in Receivables, net	(41.7)
Increase in Current portion of deferred revenue	(25.3)
Decrease in Short-term investments	(9.5)
Increase in Prepaid expenses and others	1.6
Increase in Inventories	5.3
Decrease in Accounts payable and accrued liabilities	51.2
Increase in Cash and cash equivalents	108.0

$(201.0)

          The decrease in our Net Working Capital during the six months ended July 2, 2011 is primarily due to the classification of our 2015 Notes as a current liability on our Condensed Consolidated Balance Sheet as of July 2, 2011.
          During the three months ended July 2, 2011, the closing sale price of our common stock exceeded $9.81 for more than 20 of the last 30 consecutive trading days of that period. As a result, as of July 2, 2011, the 2015 Notes became convertible into cash at the election of holders of the 2015 Notes. Holders of the 2015 Notes can submit their 2015 Notes for conversion from July 2, 2011 through October 1, 2011. Because we would be required to settle the 2015 Notes in cash if holders elect to convert the 2015 Notes, we classified the $287.1 million net liability of the 2015 Notes as a current liability on our Condensed Consolidated Balance Sheet as of July 2, 2011. Any gain or loss on extinguishment of the 2015 Notes would be recognized upon the cash conversion of the 2015 Notes.
          Because the 2015 Notes were convertible into cash as of July 2, 2011, we classified the fair value of the 2015 Notes Embedded Conversion Derivative as a current liability on our Condensed Consolidated Balance Sheet as of July 2, 2011, which increased our Total current liabilities by $222.1 million. We also classified the fair value of the 2015 Notes Hedges as current assets on our Condensed Consolidated Balance Sheet as of July 2, 2011, which increased Total current assets by $222.1 million, resulting in no net change in our net working capital as of July 2, 2011.
          Should the holders of our 2015 Notes elect to convert their Notes into cash, we would be required to make cash payments of up to $350.0 million, which is the full principal amount of the 2015 Notes. In connection with the 2015 Notes, we entered into convertible note hedge transactions and sold warrants to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade, and have traded during the three months ended July 2, 2011, at a substantial premium to the conversion price. As a result, we do not anticipate a conversion of the 2015 Notes by the noteholders between July 2, 2011 and October 1, 2011. However, should the holders of the 2015 Notes elect to convert their notes between July 2, 2011 and October 1, 2011, we have sufficient liquidity to fund any conversions of the 2015 Notes.
          Because our 2011 Notes mature on December 15, 2011, our Condensed Consolidated Balance Sheets include a current liability of $146.7 million as of July 2, 2011 and $143.3 million as of January 1, 2011, representing the $150.0 million principal amount of the 2011 Notes, net of the applicable debt discount on the respective dates. Discount amortization will continue through December 15, 2011 when the carrying value of the 2011 Notes will equal the $150.0 million principal amount due at maturity.
          For an additional description of our 2011 Notes and 2015 Notes, and the conversion terms thereof, see Note 2 to our Condensed Consolidated Financial Statements.
          Cash Flows from Operating Activities
          Net cash from operating activities increased by $30.1 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, due to the following:

Change
(In millions)
Net income, net of non-cash related items	$60.3
Changes in operating assets and liabilities, net of effect of acquired businesses	(30.2)

$30.1

          Cash flows from operating activities include Net income, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. While the semiconductor industry grew and overall economic conditions stabilized during fiscal 2010, our customers may experience adverse changes in the future that may cause them to delay purchasing our products and services or delay or default on their payment obligations.
          As of July 2, 2011, no single customer accounted for more than 10% of our Receivables, net and Installment contract receivables. As of January 1, 2011, one customer accounted for 19% of our Receivables, net and Installment contract receivables. As of July 2, 2011 approximately 40% of our total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables. As of January 1, 2011, approximately half of our total Receivables, net and Installment contract receivables were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and cash flows from operations.
          On February 11, 2011, all parties to our securities litigation agreed to settle the securities litigation for consideration of $38.0 million, of which $22.2 million was to be paid by our insurance carriers. During the three months ended July 2, 2011, we paid $16.4 million into a securities litigation settlement fund which amount included our portion of the settlement consideration of $15.8 million and $0.6 million of accrued interest. As of July 2, 2011, $6.7 million had been paid into the securities litigation settlement fund by our insurance carriers. Subsequent to July 2, 2011, our insurance carriers paid the remaining $15.5 million into the securities litigation settlement fund. The settlement is subject to court approval.

          On February 8, 2011, all parties to our derivative litigation agreed to settle the derivative litigation, which settlement includes a $1.8 million payment to the plaintiffs’ counsel for attorney’s fees and costs. If the settlement is approved by the court, the $1.8 million will be paid by our insurance carriers.
          As of July 2, 2011, $17.3 million remained to be paid as part of the securities litigation and derivative litigation settlements, which amount is included in Accounts payable and accrued liabilities as of July 2, 2011. Our insurance carriers had agreed to pay the $17.3 million remaining, so it is included in Prepaid expenses and other on our Condensed Consolidated Balance Sheet as of July 2, 2011. As of January 1, 2011, the $40.0 million estimated total settlement amount was included in Accounts payable and accrued liabilities on our Condensed Consolidated Balance Sheet, and the estimated $24.2 million to be paid by our insurance carriers was included in Prepaid expenses and other on our Condensed Consolidated Balance Sheet.
          As of July 2, 2011, we have paid $83.1 million in connection with the restructuring plans initiated in 2008, 2009 and 2010. We expect to pay an additional $3.5 million related to the 2008, 2009 and 2010 restructuring activities, of which $0.8 million is for termination benefits related to the 2010 restructuring activities. We expect substantially all termination benefits related to the 2010 Restructuring Plan to be paid by the end of fiscal 2011.
          During the three months ended July 2, 2011, we determined that uncertain tax positions that were subject to the IRS examination of our federal corporation income tax returns for the tax years 2003 through 2005 were effectively settled. We do not expect the effective settlement to result in significant cash payments.
          We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.
          Cash Flows from Investing Activities
          Net cash used in investing activities decreased $243.2 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, due to the following:

Change
(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$231.1
Proceeds from the sale of available-for-sale securities	9.6
Purchases of property, plant and equipment	7.5
Purchases of software licenses	2.4
Proceeds from the sale of long-term investments	(7.4)

$243.2

          The decrease in net cash used in investing activities is primarily due to the decrease in Cash paid in business combinations and asset acquisitions, net of cash acquired, which includes cash paid for our acquisition of Denali during the six months ended July 3, 2010. In connection with our business combinations and asset acquisitions completed before July 2, 2011, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we may be obligated to pay up to an aggregate of $27.2 million in cash during the next 58 months, of which up to $19.8 million would be expensed in our Condensed Consolidated Income Statements.
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
          Net cash from financing activities decreased by $75.4 million during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010, due to the following:

Change
(In millions)
Proceeds from issuance of 2015 Notes, net of initial purchaser’s fees	$(340.2)
Proceeds from sale of 2015 Warrants	(37.5)
Purchase of treasury stock	40.0
Purchase of 2015 Notes Hedges	76.7
Payment of Convertible Senior Notes	187.2
Other individually insignificant items	(1.6)

$(75.4)

          For an additional description of our Convertible Senior Notes and 2015 Notes, and the conversion terms thereof, see Note 2 to our Condensed Consolidated Financial Statements and Net Working Capital, above.
          When treasury stock is reissued at a price higher than its cost, the difference is recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets. When treasury stock is reissued at a price lower than its cost, the difference is recorded as a component of Capital in excess of par to the extent that there are gains to offset the losses. If there are no treasury stock gains in Capital in excess of par, the losses upon re-issuance of treasury stock are recorded as a component of Accumulated deficit in the Condensed Consolidated Balance Sheets. We recorded losses on the re-issuance of treasury stock of $9.2 million during the six months ended July 2, 2011, as compared to $74.2 million during the six months ended July 3, 2010.
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

           During the three months ended July 2, 2011, the closing sale price of our common stock exceeded $9.81 for more than 20 of the last 30 consecutive trading days of that period. As a result, as of July 2, 2011, the 2015 Notes became convertible into cash at the election of holders of the 2015 Notes.
          For an additional description of the 2015 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements and Net Working Capital above.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
          In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes, to three initial purchasers in a private placement pursuant to Section 4(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. Concurrently with the issuance of the Convertible Senior Notes, we entered into hedge transactions, or the Convertible Senior Notes Hedges, with various parties to reduce the potential dilution from the conversion of the Convertible Senior Notes and to mitigate the negative effect such conversion may have on the price of our common stock. In separate transactions, we sold warrants, or the Convertible Senior Notes Warrants, to various parties. The 2011 Notes mature on December 15, 2011 and the 2013 Notes mature on December 15, 2013. The principal amounts will be paid in cash at maturity.
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
          Because our 2011 Notes mature on December 15, 2011, our Condensed Consolidated Balance Sheets include a current liability of $146.7 million as of July 2, 2011 and $143.3 million as of January 1, 2011, representing the $150.0 million principal amount of the 2011 Notes, net of the applicable debt discount on the respective dates. Amortization of the debt discount will continue through December 15, 2011 when the carrying value of the 2011 Notes will equal the $150.0 million principal amount due at maturity.
          For an additional description of the Convertible Senior Notes, including the hedge and warrants transactions, see Note 2 to our Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
          Most of our revenue, expenses and material business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies and, therefore, we benefit from a weaker dollar, and in certain countries, in particular, Japan, where we invoice customers in the local currency, we are adversely affected by a stronger dollar. The primary effect of foreign currency transactions on our results of operations from a weakening United States dollar is an increase in revenue generally offset by an increase in expenses. Conversely, the primary effect of foreign currency transactions on our results of operations from a strengthening United States dollar is a reduction in revenue generally offset by a reduction in expenses.
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
          The following table provides information, as of July 2, 2011, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during September 2011.

		Weighted
		Average
	Notional	Contract
	Principal	Rate
	(In millions)
Forward Contracts:
Indian rupee	$17.2	44.82
Chinese renminbi	10.6	6.48
European Union euro	10.2	0.69
Japanese yen	9.4	80.63
Canadian dollar	8.8	0.97
Israeli shekel	8.6	3.40
Hong Kong dollar	7.2	7.78
New Taiwan dollar	7.2	28.77
Other	9.2	N/A

Total	$88.4

Estimated fair value	$0.5

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
          All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of July 2, 2011. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of July 2, 2011.

	Carrying	Average
	Value	Interest Rate
	(In millions)
Interest-Bearing Instruments:
Cash equivalents – variable rate	$532.3	0.13%
Cash – variable rate	88.4	0.18%
Cash – fixed rate	8.3	4.57%

Total interest-bearing instruments	$629.0	0.20%

Equity Price Risk
          2.625% Cash Convertible Senior Notes Due 2015
          In June 2010, we issued $350.0 million principal amount of our 2015 Notes. In a separate private placement transaction, we also sold warrants to various parties for the purchase of up to approximately 46.4 million shares of our common stock at a price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. For an additional description of our 2015 Notes, see Note 2 to our Condensed Consolidated Financial Statements.
1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013
     In December 2006, we issued $250.0 million principal amount of our 2011 Notes and $250.0 million of our 2013 Notes. During fiscal 2010 we repurchased in the open market $100.0 million principal amount of our 2011 Notes and $105.5 million principal amount of our 2013 Notes, resulting in a remaining principal balance as of July 2, 2011 of $150.0 million for the 2011 Notes and $144.5 million for the 2013 Notes. For an additional description of our 2011 Notes and 2013 Notes, see Note 2 to our Condensed Consolidated Financial Statements.
          Investments
          We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for an additional description of these investments. Our investment in non-marketable equity securities had a carrying value of $11.8 million as of July 2, 2011 and $9.3 million as of January 1, 2011.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2011.
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
          Based on their evaluation as of July 2, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
          Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within Cadence have been prevented or, if any have occurred, that they have been detected.
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
          On February 8, 2011 and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively. See Note 14 to our Condensed Consolidated Financial Statements for an additional description of our legal proceedings and these settlements.
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

          The IC and electronics systems industries experienced significant challenges in 2008 and 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. The economic downturn in 2008 and 2009 was characterized by diminished product demand, production overcapacity, high inventory levels and significant decreases in average selling prices. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2008 and 2009, as compared to our revenue in 2007. Although the semiconductor industry experienced growth in 2010, and is expected to grow modestly in the remainder of 2011, spending on EDA products and services may grow more slowly than the semiconductor industry as a whole in 2011.
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.
          We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during fiscal 2008 and fiscal 2009, we recorded net income in 2010 and in the first and second quarters of fiscal 2011, but we may incur a net loss in the future. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.
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
We are currently, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We are also currently engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 14 to our Condensed Consolidated Financial Statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% during the three months ended July 2, 2011 and 58% during the three months ended July 3, 2010, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
We have significant operations outside the United States. As of July 2, 2011, approximately one third of our Cash and cash equivalents balance was held in accounts in the United States, with the remainder of the balance held in accounts outside of the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash are insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.
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
The IRS and other tax authorities regularly examine our tax returns and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.
The IRS and other tax authorities regularly examine our income tax returns, and the IRS is currently examining our federal income tax returns for the tax years 2006 through 2009.

In May 2009, the IRS completed its field examination of our federal income tax returns for the tax years 2003 through 2005 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of approximately $94.1 million. In August 2009, the IRS reduced the proposed aggregate tax deficiency for the three-year period to approximately $60.7 million. In June 2011, the Appeals Office of the IRS, or the Appeals Office, provided us with copies of the executed settlement agreements that resolve the previously disputed tax positions. While we consider the tax positions to be effectively settled, the statute of limitations for the IRS to audit the tax returns remains open.
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
We have a substantial level of debt. As of July 2, 2011, we had outstanding indebtedness with a principal balance of $644.7 million as follows:
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
During the three months ended July 2, 2011, the closing sale price of our common stock exceeded $9.81 for more than 20 of the last 30 consecutive trading days of that period. As a result, as of July 2, 2011, the 2015 Notes became convertible into cash at the election of holders of the 2015 Notes. Holders of the 2015 Notes can submit their 2015 Notes for conversion from July 2, 2011 through October 1, 2011. Because we would be required to settle the 2015 Notes in cash if holders elect to convert the 2015 Notes, we classified the $287.1 million net liability of the 2015 Notes as a current liability on our Condensed Consolidated Balance Sheet as of July 2, 2011.
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. We will reassess whether this conversion condition has been met at the end of our next fiscal quarter, which ends on October 1, 2011. If the closing sale price of our common stock does not exceed $9.81 for 20 or more of the last 30 trading days during the three months ending October 1, 2011, the conversion condition would not be met and we would classify our 2015 Notes as a long-term liability on our Condensed Consolidated Balance Sheet as of that date.
If one or more of the 2015 Note holders elect to convert their notes or if one or more of the Convertible Senior Notes holders elect to convert their notes upon the occurrence of any of these events, we would be required to settle the converted principal through payment of cash, which could adversely affect our liquidity and financial condition. In addition, even if note holders do not elect to convert their notes upon the occurrence of any of these certain events, we would report any of our Convertible Senior Notes or 2015 Notes that are convertible at a balance sheet date as a current liability, which could have a material adverse impact on our net working capital. For an additional description of our Convertible Senior Notes and 2015 Notes, see Note 2 to our Condensed Consolidated Financial Statements.
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
Each $1,000 of principal of the Convertible Senior Notes is initially convertible into 47.2813 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the Convertible Senior Notes may convert their notes at their option on any day before the close of business on the scheduled trading day immediately preceding December 15, 2011 in the case of the 2011 Notes and December 15, 2013 in the case of the 2013 Notes, in each case only if:
•	The price of our common stock reaches $27.50 during certain periods of time specified in the Convertible Senior Notes;
•	Specified corporate transactions occur; or
•	The trading price of the Convertible Senior Notes falls below 98% of the product of (i) the closing sale price of our common stock and (ii) the conversion rate on that date.
From November 2, 2011, in the case of the 2011 Notes, and November 1, 2013, in the case of the 2013 Notes, and until the close of business on the scheduled trading day immediately preceding the maturity date of such Convertible Senior Notes, holders may convert their Convertible Senior Notes at any time, regardless of the foregoing circumstances. As of July 2, 2011, none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1.0 billion in the aggregate. The following table sets forth the repurchases we made during the three months ended July 2, 2011:

				Maximum Dollar
				Value of Shares that
			Total Number of	May Yet
	Total		Shares Purchased	Be Purchased Under
	Number of	Average	as Part of	Publicly Announced
	Shares	Price	Publicly Announced	Plan or Program *
Period	Purchased *	Per Share	Plan or Program	(In millions)
April 3, 2011 — May 7, 2011	4,470	$9.74	----	$814.4
May 8, 2011 — June 4, 2011	327,274	$10.67	----	$814.4
June 5, 2011 — July 2, 2011	99,685	$10.12	----	$814.4

Total	431,429	$10.54	----

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits
(a) The following exhibits are filed herewith:

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
10.01	Executive Transition and Release Agreement, effective as of April 27, 2011, between the Registrant and Thomas A. Cooley.					X
10.02	The Senior Executive Bonus Plan.	8-K	001-10606	10.01	05/16/ 2011
10.03	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	05/13/2011
10.04	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	05/13/2011
10.05	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	05/13/2011
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 29, 2011	By:	/s/ Lip-Bu Tan Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	July 29, 2011	By:	/s/ Geoffrey G. Ribar Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
10.01	Executive Transition and Release Agreement, effective as of April 27, 2011, between the Registrant and Thomas A. Cooley.					X
10.02	The Senior Executive Bonus Plan.	8-K	001-10606	10.01	05/16/ 2011
10.03	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	05/13/ 2011
10.04	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	05/13/ 2011
10.05	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	05/13/ 2011
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X