Form 10-Q
period 2011-10-01
CADENCE DESIGN SYSTEMS INC
filed 2011-10-28
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 1, 2011, 272,333,660 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS
	October 1, 2011	January 1, 2011
Current Assets:
Cash and cash equivalents	$696,101	$557,409
Short-term investments	2,959	12,715
Receivables, net of allowances of $65 and $7,604, respectively	152,433	191,893
Inventories	47,056	39,034
Prepaid expenses and other	59,910	78,355

Total current assets	958,459	879,406

Property, plant and equipment, net of accumulated depreciation of $650,786 and $648,676, respectively	259,940	285,115
Goodwill	192,153	158,893
Acquired intangibles, net of accumulated amortization of $84,725 and $105,158, respectively	180,045	179,198
Installment contract receivables	9,178	23,380
2015 Notes Hedges	179,658	130,211
Other assets	81,244	75,913

Total Assets	$1,860,677	$1,732,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$148,530	$143,258
Accounts payable and accrued liabilities	140,422	216,864
Current portion of deferred revenue	360,580	337,426

Total current liabilities	649,532	697,548

Long-Term Liabilities:
Long-term portion of deferred revenue	88,039	85,400
Convertible notes	420,982	406,404
2015 Notes Embedded Conversion Derivative	179,658	130,211
Other long-term liabilities	145,870	135,899

Total long-term liabilities	834,549	757,914

Commitments and Contingencies (Note 9 and Note 14)

Stockholders’ Equity:
Common stock and capital in excess of par value	1,713,151	1,715,541
Treasury stock, at cost	(294,285)	(353,090)
Accumulated deficit	(1,092,468)	(1,138,853)
Accumulated other comprehensive income	50,198	53,056

Total stockholders’ equity	376,596	276,654

Total Liabilities and Stockholders’ Equity	$1,860,677	$1,732,116

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenue:
Product	$163,966	$118,221	$463,723	$338,053
Services	29,102	23,945	86,384	75,123
Maintenance	99,389	95,768	291,722	273,760

Total revenue	292,457	237,934	841,829	686,936

Costs and Expenses:
Cost of product	18,185	10,757	52,453	23,172
Cost of services	20,410	19,102	61,101	62,583
Cost of maintenance	11,223	9,960	32,837	31,839
Marketing and sales	79,914	76,065	235,292	222,340
Research and development	103,154	97,275	303,721	278,585
General and administrative	24,041	25,081	68,720	64,973
Amortization of acquired intangibles	3,786	4,459	12,750	9,701
Restructuring and other charges (credits)	(433)	(1,682)	277	(3,073)

Total costs and expenses	260,280	241,017	767,151	690,120

Income (loss) from operations	32,177	(3,083)	74,678	(3,184)

Interest expense	(10,830)	(10,476)	(32,584)	(25,879)
Other income (expense), net	7,244	(2,907)	20,107	(33)

Income (loss) before provision (benefit) for income taxes	28,591	(16,466)	62,201	(29,096)
Provision (benefit) for income taxes	485	(143,219)	864	(192,671)

Net income	$28,106	$126,753	$61,337	$163,575

Basic net income per share	$0.11	$0.49	$0.23	$0.63

Diluted net income per share	$0.10	$0.48	$0.23	$0.62

Weighted average common shares outstanding – basic	264,723	258,606	263,149	261,122

Weighted average common shares outstanding – diluted	270,741	263,302	270,068	265,383

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash and Cash Equivalents at Beginning of Period	$557,409	$569,115

Cash Flows from Operating Activities:
Net income	61,337	163,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,934	64,795
Amortization of debt discount and fees	22,068	18,331
Loss on extinguishment of debt	—	5,321
Stock-based compensation	31,589	32,817
Loss from equity method investments	104	105
Gain on investments, net	(19,324)	(5,133)
Gain on sale of property, plant and equipment	—	(799)
Write-down of investment securities	—	1,500
Non-cash restructuring and other charges	202	272
Impairment of property, plant and equipment	—	491
Deferred income taxes	(4,741)	(70,617)
Provisions (recoveries) for losses (gains) on trade and installment contract receivables	(6,596)	(13,339)
Other non-cash items	3,689	1,987
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(8,906)	(44,422)
Installment contract receivables	72,635	97,818
Inventories	(9,767)	(16,005)
Prepaid expenses and other	19,718	(23,828)
Other assets	3,718	5,396
Accounts payable and accrued liabilities	(71,832)	3,308
Deferred revenue	20,245	45,229
Other long-term liabilities	(4,868)	(124,673)

Net cash provided by operating activities	178,205	142,129

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale securities	9,588	—
Proceeds from the sale of long-term investments	4,824	10,276
Proceeds from the sale of property, plant and equipment	—	900
Purchases of property, plant and equipment	(17,703)	(28,940)
Purchases of software licenses	—	(2,706)
Investment in venture capital partnerships and equity investments	(608)	(3,000)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(44,052)	(256,117)

Net cash used for investing activities	(47,951)	(279,587)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(2,829)	(3,540)
Proceeds from issuance of 2015 Notes	—	350,000
Payment of 2011 Notes and 2013 Notes	—	(187,150)
Payment of 2015 Notes issuance costs	—	(10,419)
Purchase of 2015 Notes Hedges	—	(76,635)
Proceeds from termination of 2011 and 2013 Notes Hedges	—	280
Proceeds from sale of 2015 Warrants	—	37,450
Tax effect related to employee stock transactions allocated to equity	2,897	(9,624)
Proceeds from issuance of common stock	16,994	13,269
Stock received for payment of employee taxes on vesting of restricted stock	(9,926)	(5,875)
Purchases of treasury stock	—	(39,997)

Net cash provided by financing activities	7,136	67,759

Effect of exchange rate changes on cash and cash equivalents	1,302	9,619

Increase (decrease) in cash and cash equivalents	138,692	(60,080)

Cash and Cash Equivalents at End of Period	$696,101	$509,035

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

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results of operations, cash flows and financial position for the periods and dates presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 2. CONVERTIBLE NOTES

2.625% Cash Convertible Senior Notes Due 2015

In June 2010, Cadence issued $350.0 million principal amount of its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. The 2015 Notes have a stated interest rate of 2.625%, mature on June 1, 2015 and contain a conversion feature based on Cadence’s stock price, but the 2015 Notes may only be converted to cash and not equity. The indenture for the 2015 Notes does not contain any financial covenants. Interest on the 2015 Notes is payable semi-annually each December 1st and June 1st.

Prior to March 1, 2015, holders may convert their 2015 Notes into cash only upon the occurrence of any one of the following conversion conditions, or the 2015 Notes Conversion Conditions:

•

During any fiscal quarter, and only during such fiscal quarter, if the closing price of Cadence’s common stock exceeds $9.81 for 20 or more of the final 30 trading days in the preceding fiscal quarter;

•	Specified corporate transactions; or

•	The trading price of the 2015 Notes falls below 98% of the product of (i) the closing sale price of Cadence’s common stock and (ii) the conversion rate on that date.

As of October 1, 2011, none of the 2015 Notes Conversion Conditions were met. As of July 2, 2011, the stock price 2015 Notes Conversion Condition was met and the 2015 Notes were convertible into cash during the three months ended October 1, 2011. As of July 2, 2011, Cadence had classified the net liability associated with the 2015 Notes as a current liability on its Condensed Consolidated Balance Sheet because the 2015 Notes were convertible as of that date, but because the 2015 Notes were not convertible as of October 1, 2011, the net liability of the 2015 Notes are classified as long-term. As of October 1, 2011, the net liability of the 2015 Notes was $290.6 million.

From March 1, 2015 through May 28, 2015, holders may convert their 2015 Notes into cash at any time, regardless of the occurrence of any of the 2015 Conversion Conditions. Cadence may not redeem the 2015 Notes prior to maturity.

The initial cash conversion rate for the 2015 Notes payable to the holders of the 2015 Notes upon conversion, is 132.5205 shares of Cadence common stock for each $1,000 principal amount of the 2015 Notes, equivalent to a cash conversion price of approximately $7.55 per share of Cadence common stock, payable in cash upon conversion. The conversion value of the 2015 Notes increases to the extent Cadence’s stock price exceeds $7.55 per share. Upon conversion, holders will receive cash equal to the settlement amount, as determined pursuant to the indenture, which is calculated based on the volume weighted average price of Cadence’s common stock over a specified period relating to the conversion date. If a fundamental change, as defined in the indenture for the 2015 Notes (which includes certain fundamental corporate changes relating to Cadence, such as certain mergers, recapitalizations, or sales of substantially all of its assets, or the delisting of its common stock), were to occur prior to maturity of the 2015 Notes and Cadence’s stock price were greater than $6.16 per share at that time, then the holders of the 2015 Notes would be entitled to a “make-whole” premium in the form of an increase to the conversion rate.

The cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is recorded on Cadence’s Condensed Consolidated Balance Sheet as of October 1, 2011 at its estimated fair value of $179.7 million.

At the time the 2015 Notes were issued, Cadence also entered into hedge transactions, or the 2015 Notes Hedges, to limit additional cash payments that may be due to the 2015 Note holders if the underlying Cadence stock price increases during the term of the 2015 Notes. Under the terms of the 2015 Notes Hedges, Cadence has the option to receive the cash that may be due to note holders upon maturity of the 2015 Notes or upon conversion of the 2015 Notes by the holders in excess of the $350.0 million principal amount of the notes, subject to certain conversion rate adjustments. This option expires on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes

Hedges are accounted for as derivative assets. The 2015 Notes Hedges are recorded on Cadence’s Condensed Consolidated Balance Sheet as of October 1, 2011 at their estimated fair value of $179.7 million. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in Cadence’s Condensed Consolidated Income Statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes

Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments during the three and nine months ended October 1, 2011, did not have a net impact on Cadence’s Condensed Consolidated Income Statements for the respective periods.

The classification of the 2015 Notes, the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current or long-term on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time depending on whether the closing stock price threshold 2015 Notes Conversion Condition is met.

To reduce the hedging cost, Cadence also sold warrants in separate transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in Stockholders’ equity. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares. Changes in the fair value of the 2015 Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

The components of the 2015 Notes as of October 1, 2011 and January 1, 2011 were as follows:

	As of
	October 1, 2011	January 1, 2011
	(In thousands)
Principal amount	$350,000	$350,000
Unamortized debt discount	(59,438)	(69,604)

Net liability of 2015 Notes	$290,562	$280,396

The effective interest rate and components of interest expense of the 2015 Notes for the three and nine months ended October 1, 2011 and October 2, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%

Contractual interest expense	$2,289	$2,289	$6,867	$2,716
Amortization of debt discount	$3,453	$3,196	$10,166	$3,788

As of October 1, 2011, the if-converted value of the 2015 Notes to the note holders exceeded the principal amount of the 2015 Notes. The total fair value of the 2015 Notes was $481.5 million.

1.375% Convertible Senior Notes Due December 15, 2011 and 1.500% Convertible Senior Notes Due December 15, 2013

In December 2006, Cadence issued $250.0 million principal amount of its 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and $250.0 million principal amount of its 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. The 2011 Notes have a stated

interest rate of 1.375% and mature on December 15, 2011. The 2013 Notes have a stated interest rate of 1.500% and mature on December 15, 2013. Both the 2011 Notes and the 2013 Notes may be settled in cash up to the principal amount of the notes and in shares to the extent the conversion price exceeds the principal amount of the notes. The indentures for the 2011 Notes and the 2013 Notes do not contain any financial covenants. Interest on the 2011 Notes and the 2013 Notes is payable semi-annually each December 15th and June 15th. The remaining principal balance as of October 1, 2011 is $150.0 million for the 2011 Notes and $144.5 million for the 2013 Notes.

Prior to the maturity of the 2011 Notes and the 2013 Notes, holders may convert their notes upon the occurrence of any one of the following conversion conditions, or the 2011 Notes and 2013 Notes Conversion Conditions:

•

During any calendar quarter, and only during such calendar quarter, if the closing price of Cadence’s common stock exceeds $27.50 for 20 or more of the final 30 trading days in the preceding calendar quarter;

•	Specified corporate transactions occur; or

•	The trading price of the 2011 Notes and the 2013 Notes falls below 98% of the product of (i) the closing sale price of Cadence’s common stock and (ii) the conversion rate on that date.

As of October 1, 2011, none of the 2011 Notes and 2013 Notes Conversion Conditions had been met.

From November 2, 2011 in the case of the 2011 Notes, and November 1, 2013 in the case of the 2013 Notes, and until the close of business on the trading day immediately preceding the maturity date, holders may convert their 2011 Notes or 2013 Notes into cash and Cadence shares at any time, regardless of the occurrence of any of the 2011 Notes and 2013 Notes Conversion Conditions. Cadence may not redeem the 2011 Notes or the 2013 Notes prior to maturity.

The initial conversion rate for the 2011 Notes and the 2013 Notes is 47.2813 shares of Cadence common stock for each $1,000 principal amount of the 2011 Notes and the 2013 Notes, equivalent to a conversion price of approximately $21.15 per share of Cadence common stock. Upon conversion, as defined in the indentures for the 2011 Notes and the 2013 Notes, holders will receive cash for the principal amount of the notes. If the conversion value exceeds the principal amount of the notes, holders will receive shares of Cadence’s common stock for the amount that the conversion value exceeds the principal amount of the notes.

If a fundamental change, as defined in the indentures for the 2011 Notes and the 2013 Notes (which includes certain fundamental corporate changes relating to Cadence, such as certain mergers, recapitalizations, or sales of substantially all of its assets, or the delisting of its common stock), were to occur prior to maturity and Cadence’s stock price were greater than $18.00 per share at that time, the holders may be entitled to a “make-whole” premium in the form of an increase to the conversion rate.

The classification of the 2011 Notes and 2013 Notes as a current or long-term liability on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the closing stock price threshold 2011 Notes and 2013 Notes Conversion Condition is met for that particular quarter. The 2011 Notes mature on December 15, 2011 and the liability component of the 2011 Notes is classified as a current liability as of October 1, 2011.

During the nine months ended October 2, 2010, Cadence purchased in the open market $100.0 million principal amount of the 2011 Notes and $100.0 million principal amount of the 2013 Notes. During the three months ended January 1, 2011, Cadence purchased in the open market $5.5 million principal amount of the 2013 Notes. At settlement, the fair value of the liability component of the notes immediately prior to its extinguishment was measured first, and the difference between the fair value of the aggregate consideration remitted to its holders and the fair value of the liability component of the notes immediately prior to its extinguishment was attributed to the reacquisition of the equity component of the notes. The remaining consideration remitted was allocated to the debt component of the notes.

The loss on early extinguishment of debt for the fiscal 2010 repurchases was as follows:

	2011 Notes	2013 Notes	Total
	(In thousands)
Loss on early extinguishment of debt	$(3,499)	$(2,206)	$(5,705)

At the time the 2011 Notes and the 2013 Notes were issued, Cadence also entered into hedge transactions, or the 2011 and 2013 Notes Hedges, to reduce the impact of potential dilution resulting from conversion of the 2011 Notes or the 2013 Notes. Under the terms of the 2011 and 2013 Notes Hedges, Cadence has the option to receive the amount of shares that may be owed to the 2011 Notes or the 2013 Notes holders at maturity or upon conversion of the notes, subject to certain conversion rate adjustments. These options expire on December 15, 2011 in the case of the 2011 Notes, and on December 15, 2013 in the case of the 2013 Notes, and must be settled in net shares. The aggregate cost of the 2011 and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to Stockholders’ equity. In connection with the purchase of a portion of the 2011 Notes and 2013 Notes in June and November 2010, Cadence also sold a portion of the 2011 and 2013 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2011 and 2013 Notes Hedges was $1.9 million as of October 1, 2011. Subsequent changes in the fair value of the 2011 and 2013 Notes Hedges will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

To reduce the hedging cost, Cadence also sold warrants in separate transactions, or the 2011 and 2013 Notes Warrants, for the purchase of up to 23.6 million shares of Cadence’s common stock at a price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in Stockholders’ equity. In connection with the purchase of a portion of the 2011 Notes and the 2013 Notes in June and November 2010, Cadence also purchased a portion of the 2011 and 2013 Notes Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The 2011 and 2013 Notes Warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares. Changes in the fair value of the 2011 and 2013 Notes Warrants will not be recognized in Cadence’s Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

The components of the 2011 Notes and 2013 Notes as of October 1, 2011 and January 1, 2011 were as follows:

	As of
	October 1, 2011	January 1, 2011
	(In thousands)
Equity component of 2011 Notes and 2013 Notes	$111,375	$111,375

Principal amount	$294,461	$294,461
Unamortized debt discount	(15,689)	(25,373)

Liability component of 2011 Notes and 2013 Notes	$278,772	$269,088

The effective interest rate and components of interest expense of the 2011 Notes and 2013 Notes for the three and nine months ended October 1, 2011 and October 2, 2010, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands, except percentages)
Effective interest rate	6.3%	6.3%	6.3%	6.3%

Contractual interest expense	$1,053	$1,075	$3,161	$4,515
Amortization of debt discount	$3,275	$3,130	$9,684	$12,931

As of October 1, 2011, the if-converted value of the 2011 Notes and 2013 Notes to the note holders did not exceed the principal amount of the 2011 Notes and 2013 Notes. The total fair value of the 2011 Notes and 2013 Notes, including the equity component, was $288.7 million.

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of October 1, 2011, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.

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

Cadence adopted these new accounting standards on a prospective basis. Therefore, revenue will continue to be recognized in future periods under the pre-existing accounting standards for arrangements that were entered into on or prior to January 1, 2011. Cadence began applying the new accounting standards for arrangements entered into or materially modified on or after January 2, 2011. If Cadence had accounted for arrangements entered into on or after January 2, 2011 under the pre-existing accounting standards, revenue for the three months ended October 1, 2011 would have been $9.0 million less than reported and revenue for the nine months ended October 1, 2011 would have been $11.1 million less than reported. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that Cadence reports in a particular period.

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

Cadence calculates the ESP of its hardware products based on its pricing practices, including the historical average prices charged for comparable hardware products. Cadence’s process for determining ESP for its software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include prices charged by Cadence for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, Cadence may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.

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

2011 Acquisitions

During the nine months ended October 1, 2011, Cadence acquired companies for a combined purchase price of $49.3 million and recorded a total of $32.3 million of goodwill and $21.6 million of other intangible assets with a weighted average life of approximately 7 years. The $32.3 million of goodwill recorded in connection with these acquisitions is not expected to be deductible for income tax purposes. The fair value of the intangible assets acquired with these companies was determined using the income approach with significant inputs that are not observable in the market. Key assumptions include the economy in general, conditions and demands specific to electronic design automation software development, expected future cash flows, the timing of the expected future cash flows and discount rates consistent with the level of risk.

One of the 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. Cadence estimates the fair value of these liabilities based on Cadence’s expectations as to the projected financial measures and Cadence’s assessment of the probability of achievement. Cadence believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in General and administrative expense in Cadence’s Condensed Consolidated Income Statements.

The contingent consideration arrangement for the 2011 acquisition requires payments of up to $5.0 million if certain financial measures are met during the three-year period subsequent to October 1, 2011. The initial fair value of the contingent consideration arrangement of $3.5 million was determined using significant inputs that are not observable in the market. Key assumptions include discount rates consistent with the level of risk of achievement and probability-adjusted revenue projections. The expected outcomes were recorded at net present value. The fair value of the contingent consideration was $3.6 million as of October 1, 2011 which included $0.1 million of accretion of the contingent consideration recorded after the date of acquisition.

Denali Software, Inc.

In June 2010, Cadence acquired Denali Software, Inc., or Denali. Denali was a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its portfolio to provide system component modeling and intellectual property integration. The aggregate initial purchase price was $296.8 million, which was paid in cash. Of the $12.6 million of purchase price payments that were deferred on the acquisition date, $1.0 million remains unpaid as of October 1, 2011 and is conditioned upon certain Denali shareholders remaining employees of Cadence over the stated retention periods. Of the $12.6 million deferred purchase price, Cadence expensed $10.2 million during fiscal 2010, $1.2 million during the nine months ended October 1, 2011 and Cadence will expense the remaining $1.2 million over the stated retention periods.

The financial information in the table below summarizes the combined results of operations of Cadence and Denali, on a pro forma basis, as though the companies had been combined as of the beginning of the three and nine months ended October 2, 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 3, 2010 or of results that may occur in the future.

	Three Months Ended	Nine Months Ended
	October 2, 2010	October 2, 2010
	(In thousands)
Total revenue	$237,934	$698,831

Net income	$131,549	$143,057

Acquisition-Related Contingent Consideration

Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations,” and contingent consideration is added to Goodwill as it is paid. See Note 5 for the amount of Goodwill recorded during the nine months ended October 1, 2011 in connection with acquisitions accounted for under SFAS No. 141. Cadence accounts for business combinations with acquisition dates after January 3, 2009 under the acquisition method in accordance with the Accounting Standards Codification and contingent consideration is recorded at fair value on the acquisition date.

In connection with Cadence’s business combinations and asset acquisitions completed before October 1, 2011, Cadence may be obligated to make payments based on, or subject to the satisfaction of,

certain performance metrics. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $30.7 million in cash during the next 55 months. Of the $30.7 million, up to $20.8 million would be expensed in Cadence’s Condensed Consolidated Income Statements and up to $5.6 million would be recorded as additional goodwill.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

Cadence completed its annual goodwill impairment test during the three months ended October 1, 2011 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.

The changes in the carrying amount of goodwill during the nine months ended October 1, 2011 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 1, 2011	$158,893
Goodwill resulting from the acquisitions during the period (Note 4)	32,250
Additions due to contingent consideration (Note 4)	1,347
Effect of foreign currency translation	(337)

Balance as of October 1, 2011	$192,153

Acquired Intangibles, Net

Acquired intangibles with finite lives as of October 1, 2011 were as follows, excluding intangibles that were fully amortized as of January 1, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$90,453	$(14,225)	$76,228
Agreements and relationships	118,034	(24,343)	93,691
Distribution rights	30,100	(24,832)	5,268
Tradenames, trademarks and patents	26,183	(21,325)	4,858

Total acquired intangibles	$264,770	$(84,725)	$180,045

Acquired intangibles with finite lives as of January 1, 2011 were as follows, excluding intangibles that were fully amortized as of January 2, 2010:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$91,800	$(27,350)	$64,450
Agreements and relationships	135,773	(36,579)	99,194
Distribution rights	30,100	(22,575)	7,525
Tradenames, trademarks and patents	26,183	(18,654)	7,529

Total acquired intangibles	$283,856	$(105,158)	$178,698

As of January 1, 2011, Cadence also had a $0.5 million in-process research and development intangible that had an indefinite useful life. This intangible was placed into service during the nine months ended October 1, 2011 and is being amortized over its useful life.

Amortization of acquired intangibles for the three and nine months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Cost of product	$2,906	$2,196	$7,585	$3,407
Cost of maintenance	—	—	—	1,045
Amortization of acquired intangibles	3,786	4,459	12,750	9,701

Total amortization of acquired intangibles	$6,692	$6,655	$20,335	$14,153

Amortization of costs from existing technology is included in Cost of product. Amortization of costs from acquired maintenance contracts is included in Cost of maintenance.

Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2011 – remaining period	$6,797
2012	26,655
2013	24,617
2014	23,318
2015	23,005
Thereafter	75,653

Total estimated amortization expense	$180,045

NOTE 6. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Cadence’s market assumptions.

The fair value of Cadence’s cash and cash equivalents, short-term investments, receivables, accounts payable, accrued liabilities and foreign currency forward exchange contracts approximate their carrying value due to the short-term nature of these instruments. The fair values of Cadence’s installment contract receivables approximate their carrying values based upon current market rates of interest. The fair values of Cadence’s 2011 Notes, 2013 Notes and 2015 Notes are influenced by interest rates, Cadence’s stock price and stock price volatility and are determined by market trading. The fair values of the embedded conversion derivative and hedge transaction associated with Cadence’s 2015 Notes are determined using an option pricing model based on observable inputs, including Cadence’s stock price, stock price volatility and risk-free interest rates. See Note 2 for the fair value of Cadence’s 2011 Notes, 2013 Notes, 2015 Notes, 2023 Notes, and Cadence’s convertible notes hedges and warrants.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of October 1, 2011:

	000000	000000	000000	000000
	Fair Value Measurements as of October 1, 2011:
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents – Money market funds	$564,917	$564,917	$—	$—
Available-for-sale securities	2,946	2,946	—	—
Trading securities held in Non-Qualified Deferred Compensation Plan (NQDC)	27,572	27,572	—	—
2015 Notes Hedges	179,658	—	179,658	—
Time deposits	13	13	—	—

Total Assets	$775,106	$595,448	$179,658	$—

	0000000	0000000	0000000	0000000

Liabilities	Total	Level 1	Level 2	Level 3
	(In thousands)
Acquisition-related contingent consideration	$3,745	$—	$—	$3,745
Foreign currency exchange contracts	1,111	—	1,111	—
2015 Notes Embedded Conversion Derivative	179,658	—	179,658	—

Total Liabilities	$184,514	$—	$180,769	$3,745

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

Cadence acquired intangible assets of $21.6 million in connection with business combinations during the nine months ended October 1, 2011. The fair value of these intangible assets was estimated using Level 3 inputs. See Note 4 for an additional description of these business combinations and the key inputs used in the valuations.

The liabilities included in Level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 acquisitions. See Note 4 for an additional description of these business combinations and the key inputs used in the valuation of these liabilities. The following table summarizes Level 3 activity for the nine months ended October 1, 2011:

(In thousands)
Balance as of January 1, 2011	$966
Additions	3,521
Adjustments	(835)
Accretion	93

Balance as of October 1, 2011	$3,745

Cadence vacated or consolidated certain facilities in connection with restructuring plans initiated in 2010 and recorded lease losses of $1.5 million during the nine months ended October 1, 2011, which are included in Restructuring and other charges (credits) in Cadence’s Condensed Consolidated Income Statements. The fair value of these lease losses was estimated using Level 3 inputs including estimated sublease income after facilities are vacated, lease buyout costs, certain contractual costs to maintain vacated facilities and discount rates. See Note 7 for an additional description of Cadence’s lease loss estimates.

The fair value of financial assets and liabilities was determined using the following levels of inputs as of January 1, 2011:

	$100,000	$100,000	$100,000	$100,000
	Fair Value Measurements as of January 1, 2011:
Assets	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents – Money market funds	$463,681	$463,681	$—	$—
Available-for-sale securities	12,702	12,702	—	—
Trading securities held in NQDCs	28,738	28,738	—	—
2015 Notes Hedges	130,211	—	130,211	—
Foreign currency exchange contracts	1,559	—	1,559	—
Time deposits	13	13	—	—

Total Assets	$636,904	$505,134	$131,770	$—

	$100,000	$100,000	$100,000	$100,000
Liabilities	Total	Level 1	Level 2	Level 3
	(In thousands)
Acquisition-related contingent consideration	$966	$—	$—	$966
2015 Notes Embedded Conversion Derivative	130,211	—	130,211	—

Total Liabilities	$131,177	$—	$130,211	$966

Marketable Securities

During the nine months ended October 1, 2011, Cadence sold available-for-sale securities and received $9.6 million in proceeds, net of $0.4 million of transaction costs, and recognized a gain of $8.0 million as Other income (expense), net in its Condensed Consolidated Income Statements.

The cost basis of Cadence’s remaining marketable securities was $2.0 million as of October 1, 2011. The cost basis of Cadence’s marketable securities as of January 1, 2011 was $3.2 million.

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

During the three months ended October 1, 2011, Cadence recognized gains of $5.4 million related to sales of cost-method investments with carrying amounts of $1.5 million. During the nine months ended October 1, 2011, Cadence recognized a gain of $2.7 million from the sale of an equity method investment. Gains and losses on the sale of non-marketable securities are recognized as Other income (expense), net in Cadence’s Condensed Consolidated Income Statements.

The carrying value of Cadence’s non-marketable securities was $10.3 million as of October 1, 2011 and $9.3 million as of January 1, 2011.

NOTE 7. RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of fiscal 2010, Cadence initiated a restructuring plan, or the 2010 Restructuring Plan. Cadence initiated restructuring plans in each year from 2001 through 2005, in 2008 and in 2009, which are referred to collectively as the Other Restructuring Plans. Cadence initiated the 2010 Restructuring Plan, and the Other Restructuring Plans, collectively known as the Restructuring Plans, in an effort to operate more efficiently.

As of October 1, 2011, the amount accrued for the Restructuring Plans was as follows:

As of October 1, 2011
(In thousands)
Estimated lease losses	$5,439
Severance and other benefits	147
Other	5

Total accrued as of October 1, 2011	$5,591

Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Cadence may incur future charges to reflect actual costs incurred or for changes in estimates related to amounts previously recorded under the Restructuring Plans. The maximum lease loss could be as high as $8.3 million and will be influenced by rental rates and the amount of time it takes to find suitable tenants to sublease the facilities.

The accrual for the Restructuring Plans is recorded in Cadence’s Condensed Consolidated Balance Sheets as follows:

As of October 1, 2011

(In thousands)
Account payable and accrued liabilities	$1,015
Other long-term liabilities	4,576

Total accrued as of October 1, 2011	$5,591

2010 Restructuring Plan

During fiscal 2010 and the nine months ended October 1, 2011, Cadence recorded total Restructuring and other charges associated with the 2010 Restructuring Plan as follows:

(In thousands)
Severance and other benefits	$8,218
Asset impairment charges	3,721
Lease loss accruals	1,893

Total 2010 Restructuring Plan	$13,832

Total severance and termination benefits of $8.2 million were paid to employees before October 1, 2011. The remaining severance and termination benefits payments are expected to be paid after October 1, 2011 and are included in Accounts payable and accrued liabilities in Cadence’s Condensed Consolidated Balance Sheet as of October 1, 2011. Because of varying regulations in the jurisdictions and countries in which Cadence operates, these workforce reductions are expected to be completed and realized by the end of fiscal 2011.

Cadence recorded Restructuring and other charges related to lease loss accruals during the nine months ended October 1, 2011 for facilities that Cadence vacated or consolidated during that period. Cadence recorded credits during the three months ended October 1, 2011 related to changes in estimates related to the accruals for those facilities. Cadence also recorded credits during the three and nine months ended October 1, 2011 for adjustments to severance and related benefits costs that were less than previously estimated.

The following table presents activity for the 2010 Restructuring Plan for the three months ended October 1, 2011:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, July 2, 2011	$770	$1,399	$2,169
Restructuring and other charges (credits), net	(124)	(44)	(168)
Cash payments	(477)	(442)	(919)
Effect of foreign currency translation	(22)	(66)	(88)

Balance, October 1, 2011	$147	$847	$994

The following table presents activity for the 2010 Restructuring Plan for the nine months ended October 1, 2011:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, January 1, 2011	$9,095	$434	$9,529
Restructuring and other charges (credits), net	(887)	1,495	608
Non-cash charges	—	3	3
Cash payments	(8,237)	(1,033)	(9,270)
Effect of foreign currency translation	176	(52)	124

Balance, October 1, 2011	$147	$847	$994

Other Restructuring Plans

The following table presents activity for the Other Restructuring Plans for the three months ended October 1, 2011:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, July 2, 2011	$22	$5,312	$5	$5,339
Restructuring and other charges (credits), net	(24)	(241)	—	(265)
Cash payments	—	(238)	—	(238)
Effect of foreign currency translation	2	(241)	—	(239)

Balance, October 1, 2011	$—	$4,592	$5	$4,597

The following table presents activity for the Other Restructuring Plans for the nine months ended October 1, 2011:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, January 1, 2011	$103	$5,434	$5	$5,542
Restructuring and other charges (credits), net	(101)	(230)	—	(331)
Non-cash charges	—	134	—	134
Cash payments	(4)	(766)	—	(770)
Effect of foreign currency translation	2	20	—	22

Balance, October 1, 2011	$—	$4,592	$5	$4,597

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

Cadence’s accounts receivable and installment contact receivables balances as of October 1, 2011 and January 1, 2011 were as follows:

	As of
	October 1, 2011	January 1, 2011
	(In thousands)
Accounts receivable	$123,278	$112,494
Installment contract receivables, short-term	29,220	87,003
Installment contract receivables, long-term	9,178	23,380

Total accounts receivable and installment contract receivables	161,676	222,877
Less allowance for doubtful accounts	(65)	(7,604)

Total accounts receivable, net and installment contract receivables	$161,611	$215,273

Each fiscal quarter, Cadence makes judgments as to its ability to collect outstanding receivables, and provides allowances for a portion of its receivables when collection is not probable. Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand and the overall economic climate in the industries that Cadence serves. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses.

Cadence’s customers are primarily concentrated within the semiconductor industry. As of October 1, 2011, no single customer accounted for more than 10% of Cadence’s total current and long-term receivables, net. As of January 1, 2011, one customer accounted for 19% of Cadence’s total current and long-term receivables, net. As of October 1, 2011, approximately 40% of Cadence’s total current and long-term receivables, net, were attributable to the ten customers with the largest balances of Receivables, net and Installment contract receivables. As of January 1, 2011, approximately half of Cadence’s total current and long-term receivables, net, were attributable to the ten customers with the largest balances of total current and long-term receivables, net.

The following table presents the change in Cadence’s allowance for doubtful accounts for the nine months ended October 1, 2011:

		Addition
	As of January 1, 2011	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Deductions (1)	As of October 1, 2011
Allowance for doubtful accounts	$7,604	$(6,596)	$—	$(943)	$65

(1)	Uncollectible accounts written-off, net of recoveries.

NOTE 9. INCOME TAXES

Cadence recognized a provision for income taxes of $0.5 million during the three months ended October 1, 2011 primarily resulting from tax expense on certain Cadence foreign subsidiaries, interest expense on unrecognized tax benefits and excess tax benefits from employee stock compensation that were allocated to equity which was partially offset by a tax benefit from the effective settlement of a foreign tax examination.

During the nine months ended October 1, 2011, Cadence determined that uncertain tax positions that were subject to the Internal Revenue Service, or IRS, examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 were effectively settled.

Cadence recognized a provision for income taxes of $0.9 million during the nine months ended October 1, 2011, primarily resulting from tax expense for certain Cadence foreign subsidiaries and interest expense on unrecognized tax benefits which was partially offset by the $5.7 million benefit for income taxes from the effective settlement of the IRS examination, the $5.0 million release of deferred tax asset valuation allowance primarily due to the recording of deferred tax liabilities resulting from a business combination, and the tax benefit from the effective settlement of a foreign tax examination.

Internal Revenue Service Examinations

The IRS and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s federal income tax returns beginning with the 2006 tax year remain subject to examination by the IRS.

In May 2009, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of $94.1 million. In August 2009, the IRS revised the proposed aggregate tax deficiency for the three-year period to $60.7 million. The IRS contested Cadence’s transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. In June 2011, the Appeals Office of the IRS, or the Appeals Office, provided Cadence with copies of the settlement agreements that were executed by the Appeals Office resolving the previously disputed tax positions. As a result of this effective settlement, Cadence recognized a benefit for income taxes of $5.7 million in the Condensed Consolidated Income Statements for the nine months ended October 1, 2011.

The IRS is currently examining Cadence’s federal income tax returns for the tax years 2006 through 2009. Cadence believes that it is reasonably possible that the total amount of unrecognized tax benefits related to this examination could decrease during fiscal 2011 if Cadence is able to reach a resolution with the IRS. Cadence believes that the range of reasonably possible outcomes is a decrease in total unrecognized tax benefits of between $20 million and $30 million.

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

The calculations for basic and diluted net income per share for the three and nine months ended October 1, 2011 and October 2, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands, except per share amounts)
Net income	$28,106	$126,753	$61,337	$163,575

Weighted average common shares used to calculate basic net income per share	264,723	258,606	263,149	261,122
2023 Notes	11	11	11	11
Options	3,196	1,678	3,390	1,409
Restricted stock	2,735	2,945	3,407	2,801
Employee stock purchase plan (ESPP)	76	62	111	40

Weighted average common shares used to calculate diluted net income per share	270,741	263,302	270,068	265,383

Basic net income per share	$0.11	$0.49	$0.23	$0.63

Diluted net income per share	$0.10	$0.48	$0.23	$0.62

The following table presents the potential shares of Cadence’s common stock outstanding for the three and nine months ended October 1, 2011 and October 2, 2010 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
2015 Warrants (various expiration dates through 2015)	46,382	46,382	46,382	46,382
Options to purchase shares of common stock (various expiration dates through 2021)	17,916	21,350	18,194	22,789
2011 and 2013 Notes Warrants (various expiration dates through 2014)	14,184	14,184	14,184	14,184
Unvested shares of restricted stock	2,805	1,412	21	2,056

Total potential common shares excluded	81,287	83,328	78,781	85,411

NOTE 11. ACCUMULATED DEFICIT

The changes in accumulated deficit for the three and nine months ended October 1, 2011 were as follows:

Three Months Ended
(In thousands)
Balance as of July 2, 2011	$(1,114,847)
Net income	28,106
Reissuance of treasury stock	(5,727)

Balance as of October 1, 2011	$(1,092,468)

Nine Months Ended
(In thousands)
Balance as of January 1, 2011	$(1,138,853)
Net income	61,337
Reissuance of treasury stock	(14,952)

Balance as of October 1, 2011	$(1,092,468)

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

NOTE 12. OTHER COMPREHENSIVE INCOME

Cadence’s Other comprehensive income, reported in Stockholder’s Equity, during the three and nine months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Net income	$28,106	$126,753	$61,337	$163,575
Foreign currency translation gain, net of related tax effects	26	7,552	5,631	3,639
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and net of related tax effects	(447)	(239)	(8,525)	465
Changes in defined benefit plan liabilities, net of related tax effects	23	(4,675)	36	(4,576)

Comprehensive income	$27,708	$129,391	$58,479	$163,103

NOTE 13. STOCK REPURCHASE PROGRAMS

Cadence’s Board of Directors has authorized the following programs to repurchase shares of Cadence’s common stock in the open market, which remained in effect on October 1, 2011:

Authorization Date	Amount	Remaining Authorization
	(In thousands)
February 2008	$500,000	$314,389
August 2008	$500,000	500,000

Total remaining authorization		$814,389

The shares repurchased under Cadence’s stock repurchase programs and the total cost of repurchased shares during the nine months ended October 1, 2011 and October 2, 2010 were as follows:

	Nine Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Shares repurchased	—	6,493
Total cost of repurchased shares	$—	$39,997

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent periods. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation. On February 11, 2011, the parties to the securities litigation agreed to settle the securities litigation for consideration of $38.0 million, of which approximately $22.2 million will be paid by Cadence’s insurance carriers, with the balance to be paid by Cadence. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers, and the settlement is subject to approval by the District Court. In August 2011, the District Court deferred ruling on preliminary approval of the settlement, and requested further information regarding the settlement and how class members would be notified of the settlement. The parties submitted further information in response to the District Court’s request in September and October of 2011.

During the nine months ended October 1, 2011, Cadence paid $16.4 million into a securities litigation settlement fund, which amount included Cadence’s portion of the settlement consideration of $15.8 million and $0.6 million of accrued interest. As of October 1, 2011, $22.2 million had been paid into the securities litigation settlement fund by Cadence’s insurance carriers.

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

Other Contingencies

Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended October 1, 2011 and October 2, 2010.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims in the three and nine months ended October 1, 2011 and October 2, 2010.

NOTE 15. STATEMENT OF CASH FLOWS

The supplemental cash flow information for the nine months ended October 1, 2011 and October 2, 2010 is as follows:

	Nine Months Ended
	October 1, 2011	October 2, 2010
	(In thousands)
Cash Paid During the Period for:
Interest	$6,708	$3,594
Income taxes, including foreign withholding tax	$13,304	$21,527

Non-cash Investing and Financing Activities:
Stock options assumed for acquisition	$1,600	$—
Available-for-sale securities received from customer	$312	$—
Receivables related to sales of cost-method investments	$4,858	$—

NOTE 16. OTHER INCOME (EXPENSE), NET

Cadence’s Other income (expense), net, for the three and nine months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Interest income	$318	$303	$1,015	$853
Gains on sale of marketable securities (Note 6)	—	—	8,044	—
Gains on sale of non-marketable securities (Note 6)	5,379	129	8,108	4,885
Gains (losses) on trading securities in the NQDC trust	204	(1,931)	3,116	248
Gains (losses) on foreign exchange	1,259	(1,285)	(466)	905
Equity losses from investments	(39)	(32)	(104)	(105)
Write-down of investments	—	—	—	(1,500)
Loss on early extinguishment of debt (Note 2)	—	—	—	(5,321)
Other income (expense)	123	(91)	394	2

Total Other income (expense), net	$7,244	$(2,907)	$20,107	$(33)

During the nine months ended October 2, 2010, Cadence determined that certain of its non-marketable securities were other-than-temporarily impaired and Cadence wrote down these investments by $1.5 million. Cadence did not record any charges related to other-than-temporary impairment of its investments during the nine months ended October 1, 2011.

NOTE 17. SEGMENT REPORTING

Segment reporting is based on the “management approach”: how management organizes the company’s reportable segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or

CEO, who reviews Cadence’s consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following table presents a summary of revenue by geography for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In thousands)
Americas:
United States	$123,808	$97,577	$360,018	$274,874
Other Americas	6,116	3,679	19,457	17,174

Total Americas	129,924	101,256	379,475	292,048

Europe, Middle East and Africa:
Germany	9,758	12,212	30,802	49,094
Other Europe, Middle East and Africa	51,885	36,276	143,575	101,553

Total Europe, Middle East and Africa	61,643	48,488	174,377	150,647

Japan	50,989	47,245	150,348	130,121
Asia	49,901	40,945	137,629	114,120

Total	$292,457	$237,934	$841,829	$686,936

No one customer accounted for 10% or more of total revenue during the three and nine months ended October 1, 2011 and October 2, 2010.

The following table presents a summary of long-lived assets by geography as of October 1, 2011 and January 1, 2011:

	As of
	October 1, 2011	January 1, 2011
	(In thousands)
Americas:
United States	$232,719	$254,113
Other Americas	41	34

Total Americas	232,760	254,147

Europe, Middle East and Africa:
Germany	794	773
Other Europe, Middle East and Africa	4,085	5,568

Total Europe, Middle East and Africa	4,879	6,341

Japan	4,372	4,532
Asia	17,929	20,095

Total	$259,940	$285,115

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

Semiconductor industry growth during 2011 has been slower than most research firms projected at the beginning of the year. It now appears that semiconductor industry revenue will be similar to 2010 due to lower sales of personal computers and memory chips. While EDA customers remain cautious about making substantial new EDA expenditures, we believe that spending on EDA offerings may still grow modestly as customers invest in new projects.

Electronics companies demand ever higher levels of productivity from their design teams, better predictability in their development schedules and higher quality products in order to be competitive and profitable in the price-conscious markets they serve. Electronics companies are responding to demand for increased functionality and miniaturization by combining subsystems – such as radio frequency, or RF, wireless communication, video signal processing and microprocessors – onto a single silicon chip, creating a system-on-chip, or SoC, or multiple chips into a single chip package in a format referred to as system-in-package, or SiP. These trends toward subsystem integration have required chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

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

On January 2, 2011, we adopted new accounting standards prospectively for multiple element arrangements, or MEAs, and for revenue arrangements that include both hardware and software elements. For a detailed discussion of these new accounting standards, see Note 3 in our Notes to Condensed Consolidated Financial Statements. As a result of this adoption, additional assumptions, judgments and estimates are now required in the accounting for revenue recognition, which are described below.

Revenue Recognition

We begin to recognize revenue from licensing and supporting our software, IP and hardware products when all of the following criteria are met:

•	We have persuasive evidence of an arrangement with a customer;

•	Delivery has occurred;

•	The fee for the arrangement is considered to be fixed or determinable, at the outset of the arrangement; and

•	Collectibility of the fee is probable.

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

We generally recognize revenue for subscription licenses of our software products, including our eDA Platinum Cards, ratably over the term of the license agreement beginning with delivery of the products, and such revenue is allocated between product and maintenance revenue. For term and perpetual licenses of our software products that include a stated annual maintenance renewal rate, including our eDA Gold Cards, software license fees are recognized up-front when all four of the revenue recognition criteria outlined above are met, generally upon delivery. In either case, maintenance fees are recognized ratably over the maintenance term. Under our current business model, a relatively small percentage of our revenue from software licenses is recognized on an up-front basis.

Sale of our hardware products generally involves the following deliverables: the hardware product and its related essential software, and maintenance for the hardware and the essential software. Consideration allocated to the hardware product and the essential software is recognized as revenue at the time of delivery provided all other conditions for revenue recognition have been met. Consideration allocated to the maintenance is recognized ratably over the maintenance term.

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

If a group of contracts might be so closely related that they are, in effect, part of a single arrangement, such arrangements may be an MEA. We exercise significant judgment to evaluate the relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Our judgments about whether a group of contracts is an MEA can affect the timing of revenue recognition under those contracts, which could have an effect on our results of operations for the periods involved. For example, when term license agreements that would otherwise result in up-front revenue upon delivery are executed within close proximity, or in contemplation of, other license agreements that require ratable revenue recognition with the same customer, the agreements together may be deemed an MEA, in which event all the revenue is recognized over the longest term of any component of the MEA instead of up-front.

For a single transaction or MEA that includes software and nonsoftware elements, we allocate consideration to all deliverables based on their relative standalone selling prices. Revenue allocated to each deliverable is then recognized when all four criteria are met. In these circumstances, there is a hierarchy to determine the standalone selling price to be used for allocating consideration to the deliverables as follows:

•	Vendor-specific objective evidence of fair value, or VSOE;

•	Third-party evidence of selling price, or TPE; and

•	Best estimate of the selling price, or ESP.

We calculate the ESP of our hardware products based on our pricing practices, including the historical average prices charged for comparable hardware products, as VSOE or TPE could not be established. Our process for determining ESP for our software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include prices charged by us for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, we may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives. We exercise significant judgment to evaluate the relevant facts and circumstances in calculating the ESP of the deliverables in our arrangements.

Results of Operations

Financial results for the three and nine months ended October 1, 2011, as compared to the three and nine months ended October 2, 2010, reflect the following:

•	An increase in revenue primarily because of:

•	Increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix and a decrease in the average contract duration;

•	Increases in the sale and lease of our hardware products; and

•	Our acquisition of Denali in the second quarter of fiscal 2010.

•

An increase in employee-related costs for commissions and other employee incentive compensation primarily resulting from improving business levels, partially offset by decreased costs as a result of our prior year restructuring plans;

•	An increase in the cost of hardware products sold due to increases in the sale and lease of our hardware products;

•	An increase in operating expenses, primarily research and development, including increased expenses related to the acquisition of Denali;

•

Effective settlement during the three and nine months ended October 2, 2010 of the Internal Revenue Service, or IRS, examination of our federal income tax returns for the tax years 2000 through 2002, which resulted in a benefit for income taxes of $148.3 million; and

•

The increase in deferred tax liabilities from the intangible assets acquired with Denali and the resulting benefit for income taxes because of the release of valuation allowance against our deferred tax assets during the nine months ended October 2, 2010.

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

The timing of our product revenue is significantly affected by the mix of orders executed in any given period and whether the revenue for such orders is recognized over multiple periods or up-front, upon completion of delivery.

We seek to achieve a mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and approximately 10% of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this 90% to 10%

ratio of ratable to up-front bookings may be impacted by an increase in hardware sales beyond our current expectations, because revenue for hardware sales is generally recognized up-front in the quarter in which it is installed and ready for use. For an additional description of the impact of hardware sales on the anticipated mix of bookings, see the discussion under the heading “Critical Accounting Estimates – Revenue Recognition” above, and Note 3 in our Notes to Condensed Consolidated Financial Statements.

During the three and nine months ended October 1, 2011, and October 2, 2010, approximately 90% of the aggregate value of our bookings was of a type for which the revenue is recurring, or ratable, in nature.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally have used products from two or more of our five product groups and rarely completely terminated their relationship with us upon expiration of the license. See the discussion under the heading “Critical Accounting Estimates – Revenue Recognition” above for an additional description of license types and timing of revenue recognition.

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

Revenue by Period

The following table shows our revenue for the three and nine months ended October 1, 2011 and October 2, 2010 and the change in revenue between periods:

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	Change	October 1, 2011	October 2, 2010	Change
	(In millions)
Product	$164.0	$118.2	$45.8	$463.7	$338.0	$125.7
Services	29.1	23.9	5.2	86.4	75.1	11.3
Maintenance	99.4	95.8	3.6	291.7	273.8	17.9

Total revenue	$292.5	$237.9	$54.6	$841.8	$686.9	$154.9

Product revenue increased during the three and nine months ended October 1, 2011, as compared to the three and nine months ended October 2, 2010, primarily because of increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix and a decrease in the average contract duration, an increase in revenue related to the sale and lease of our hardware products and an increase in revenue due to our acquisition of Denali in the second quarter of fiscal 2010.

Services revenue increased during the three and nine months ended October 1, 2011, as compared to the three and nine months ended October 2, 2010, primarily because of cash collections from customers for which revenue is recognized upon receipt of cash payment and higher utilization rates for our services personnel.

We adopted new revenue recognition accounting standards on the first day of fiscal 2011 for revenue arrangements that include both hardware and software elements. If we had accounted for arrangements entered into on or after January 2, 2011 under the pre-existing accounting standards, revenue for the three months ended October 1, 2011 would have been $9.0 million less than reported and revenue for the nine months ended October 1, 2011 would have been $11.1 million less than reported. See Note 3 in our Notes to Condensed Consolidated Financial Statements for an additional description of our adoption of these accounting standards.

Revenue by Product Group

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other for the past five consecutive quarters:

	Three Months Ended
	October 1, 2011	July 2, 2011	April 2, 2011	January 1, 2011	October 2, 2010
Functional Verification and Design IP	30%	33%	28%	22%	25%
Digital IC Design	22%	21%	24%	26%	23%
Custom IC Design	23%	22%	20%	27%	24%
System Interconnect	9%	8%	10%	8%	10%
Design for Manufacturing	6%	6%	8%	7%	8%
Services and other	10%	10%	10%	10%	10%

Total	100%	100%	100%	100%	100%

As described in Note 2 in our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.

The changes in the percentage of revenue contributed by the Functional Verification and Design IP product group for the quarters presented are generally related to changes in revenue related to our hardware products.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result if the customer had individually licensed each specific software solution at the onset of the arrangement.

Revenue by Geography

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	Change	October 1, 2011	October 2, 2010	Change
	(In millions)
United States	$123.8	$97.6	$26.2	$360.0	$274.9	$85.1
Other Americas	6.1	3.7	2.4	19.5	17.2	2.3
Europe, Middle East and Africa	61.6	48.5	13.1	174.4	150.6	23.8
Japan	51.0	47.2	3.8	150.3	130.1	20.2
Asia	50.0	40.9	9.1	137.6	114.1	23.5

Total revenue	$292.5	$237.9	$54.6	$841.8	$686.9	$154.9

The increase in revenue across our geographies is primarily because of increased revenue recognized from bookings in prior quarters from our continuing transition to a ratable license mix, an increase in revenue related to the sale and lease of our hardware products and an increase in revenue due to our acquisition of Denali in the second quarter of fiscal 2010.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
United States	42%	41%	43%	40%
Other Americas	2%	2%	2%	2%
Europe, Middle East and Africa	21%	20%	21%	22%
Japan	18%	20%	18%	19%
Asia	17%	17%	16%	17%

Total	100%	100%	100%	100%

No one customer accounted for 10% or more of total revenue during the three and nine months ended October 1, 2011 and October 2, 2010.

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are in foreign currencies, primarily the Japanese yen, and we recognize additional revenue in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Stock-based Compensation Expense Summary

Stock-based compensation expense is reflected throughout our costs and expenses as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In millions)
Cost of product	$—	$—	$0.1	$0.1
Cost of services	0.6	0.6	1.5	1.6
Cost of maintenance	0.4	0.4	1.0	1.1
Marketing and sales	3.0	2.7	7.7	7.3
Research and development	5.1	4.8	13.0	13.7
General and administrative	2.8	3.5	8.3	9.0

Total	$11.9	$12.0	$31.6	$32.8

Cost of Revenue

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	Change	October 1, 2011	October 2, 2010	Change
	(In millions)
Product	$18.2	$10.8	$7.4	$52.4	$23.2	$29.2
Services	$20.4	$19.1	$1.3	$61.1	$62.6	$(1.5)
Maintenance	$11.2	$10.0	$1.2	$32.8	$31.8	$1.0

The following table shows cost of revenue as a percentage of related revenue for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Product	11%	9%	11%	7%
Services	70%	80%	71%	83%
Maintenance	11%	10%	11%	12%

Cost of Product

Cost of product includes costs associated with the sale and lease of our hardware and licensing of our software and design IP products. Cost of product associated with our hardware products includes materials, assembly and overhead. These additional hardware manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and design IP products. Cost of product also includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, the cost of technical documentation and royalties payable to third-party vendors.

A summary of Cost of product is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In millions)
Product related costs	$15.3	$8.6	$44.8	$19.8
Amortization of acquired intangibles	2.9	2.2	7.6	3.4

Total Cost of product	$18.2	$10.8	$52.4	$23.2

Cost of product increased by $7.4 million during the three months ended October 1, 2011, as compared to the three months ended October 2, 2010, and increased by $29.2 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, due to the following:

	Change
	Three Months	Nine Months
	(In millions)
Hardware costs	$5.5	$21.8
Salary, benefits and other employee-related costs	0.8	2.5
Amortization of acquired intangibles	0.7	4.2
Other items	0.4	0.7

Total change in Cost of product	$7.4	$29.2

Hardware costs increased during the three and nine months ended October 1, 2011, as compared to the three and nine months ended October 2, 2010, primarily due to an increase in hardware revenue. Amortization of acquired intangibles included in Cost of product increased during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, primarily due to amortization of intangible assets associated with the Denali acquisition.

Cost of product depends primarily upon the actual mix of hardware and software product sales in any given period, and upon the extent to which we acquire intangible assets, acquire licenses and incorporate third party technology in our products that are licensed or sold in any given period.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services increased by $1.3 million during the three months ended October 1, 2011, as compared to the three months ended October 2, 2010, and decreased by $1.5 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, primarily due to changes in employee salary, benefits and other employee-related costs.

Cost of Maintenance

Cost of maintenance includes the cost of customer services, such as telephonic, online and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. There were no significant changes in Cost of maintenance during the three and nine months ended October 1, 2011, as compared to the three and nine months ended October 2, 2010.

Operating Expenses

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	Change	October 1, 2011	October 2, 2010	Change
	(In millions)
Marketing and sales	$79.9	$76.1	$3.8	$235.3	$222.3	$13.0
Research and development	103.2	97.3	5.9	303.7	278.6	25.1
General and administrative	24.0	25.1	(1.1)	68.7	65.0	3.7

Total operating expenses	$207.1	$198.5	$8.6	$607.7	$565.9	$41.8

The increase in our operating expenses during the three and nine months ended October 1, 2011, as compared to the three and nine months ended October 2, 2010, is primarily due to increases in employee-related costs for commissions and other employee incentive compensation resulting from improving business levels. Operating expenses also increased during the nine months ended October 1, 2011 as compared to the same period in 2010 because of our acquisition of Denali in 2010, which primarily affected our research and development expenses. The increase is also due to recording fewer recoveries of allowances for doubtful accounts during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010.

The following table shows operating expenses as a percentage of total revenue for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Marketing and sales	27%	32%	28%	32%
Research and development	35%	41%	36%	41%
General and administrative	8%	11%	8%	9%

Marketing and Sales

Marketing and sales expense increased by $3.8 million during the three months ended October 1, 2011, as compared to the three months ended October 2, 2010, and increased by $13.0 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$4.4	$16.2
Executive and other severance costs	0.6	1.6
Depreciation	(0.3)	(1.7)
Marketing programs and events	(1.2)	(3.4)
Other items	0.3	0.3

	$3.8	$13.0

Research and Development

Research and development expense increased by $5.9 million during the three months ended October 1, 2011, as compared to the three months ended October 2, 2010, and increased by $25.1 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, primarily due to an increase in employee salary, benefits and other employee related costs. Research and development costs for the three and nine months ended October 2, 2010 include $5.1 million of deferred payments in connection with the acquisition of Denali.

General and Administrative

General and administrative expense decreased by $1.1 million during the three months ended October 1, 2011, as compared to the three months ended October 2, 2010, and increased by $3.7 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$2.2	$4.0
Professional services	(0.1)	(2.6)
Bad debt expenses and recoveries	(0.3)	6.5
Infrastructure costs	(0.9)	(2.2)
Other items	(2.0)	(2.0)

	$(1.1)	$3.7

We recorded net recoveries of our allowance for doubtful accounts because we collected certain receivables that previously had been included in our allowance for doubtful accounts. We had previously recorded reserves for certain customers based on changes in our assessment of collectibility for those customers. The principal factor for the assessment at that time was a general deterioration of economic conditions having a significant impact on certain customers. As a result, we recorded reserves primarily during 2009 for certain customer balances estimated to be uncollectible at that time. These customers’ business prospects eventually improved, and we were able to collect a portion of those receivables that had previously been reserved. This resulted in recoveries of previously reserved bad debts in excess of increases in bad debt reserves for both the three and nine months ended October 1, 2011. We recorded net recoveries of bad debt of $6.6 million during the nine months ended October 1, 2011, as compared to $13.1 million during the nine months ended October 2, 2010.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010	Change	October 1, 2011	October 2, 2010	Change
	(In millions)
Amortization of acquired intangibles	$3.8	$4.5	$(0.7)	$12.8	$9.7	$3.1

Amortization of acquired intangibles decreased by $0.7 million during the three months ended October 1, 2011, as compared to the three months ended October 2, 2010, primarily due to certain intangible assets becoming fully amortized. Amortization of acquired intangibles increased by $3.1 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, primarily due to amortization of intangible assets acquired with Denali during the second quarter of fiscal 2010 and our 2011 acquisitions. For an additional description of our intangible assets and estimated future amortization expense, see Note 5 in our Notes to Condensed Consolidated Financial Statements.

Restructuring and Other Charges (Credits)

We have initiated multiple restructuring plans since 2001, including the 2010 Restructuring Plan. See Note 7 in our Notes to Condensed Consolidated Financial Statements for an additional description of these restructuring plans and their impact on our financial statements.

During the three months ended October 1, 2011, we recorded a net credit of $0.4 million related to adjustments to lease loss estimates and severance and related benefits costs that were less than previously estimated. During the nine months ended October 1, 2011 we recorded a net charge of $0.3 million, which includes lease losses for facilities that we vacated or consolidated during that period, partially offset by credits for adjustments to lease loss estimates and severance and related benefits costs that were less than previously estimated.

During the three months ended October 2, 2010, we recorded a net credit of $1.7 million primarily for adjustments to severance and related benefits costs that were less than previously estimated. During the nine months ended October 2, 2010, we recorded a net credit of $3.1 million primarily due to a $3.6 million credit for adjustments to severance and related benefits costs that were less than previously estimated, partially offset by charges of $0.4 million related to facilities that we vacated during the nine months ended October 2, 2010 and by charges of $0.1 million for assets related to these vacated facilities.

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

Interest Expense

Interest expense relates primarily to our convertible notes, including our 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, our 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes, and our 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. Interest expense for the three and nine months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In millions)
Contractual cash interest expense:
2011 Notes and 2013 Notes	$1.1	$1.1	$3.2	$4.5
2015 Notes	2.3	2.3	6.9	2.7
Amortization of debt discount:
2011 Notes and 2013 Notes	3.2	3.1	9.7	12.9
2015 Notes	3.4	3.2	10.2	3.8
Amortization of deferred financing costs:
2011 Notes and 2013 Notes	0.3	0.3	0.8	1.1
2015 Notes	0.5	0.4	1.4	0.5
Other interest expense	—	0.1	0.4	0.4

Total interest expense	$10.8	$10.5	$32.6	$25.9

The increase in interest expense during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, is due to interest expense related to the 2015 Notes that were issued in June 2010. For an additional description of our 2011 Notes, 2013 Notes and 2015 Notes, see Note 2 in our Notes to Condensed Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net, for the three and nine months ended October 1, 2011 and October 2, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In millions)
Interest income	$0.3	$0.3	$1.0	$0.9
Gains on sale of marketable securities	—	—	8.0	—
Gains on sale of non-marketable securities	5.4	0.1	8.1	4.9
Gains (losses) on trading securities in the non-qualified deferred compensation trust	0.2	(1.9)	3.1	0.2
Gains (losses) on foreign exchange	1.3	(1.3)	(0.5)	0.9
Equity losses from investments	—	—	(0.1)	(0.1)
Write-down of investments	—	—	—	(1.5)
Loss on early extinguishment of debt	—	—	—	(5.3)
Other income (expense)	—	(0.1)	0.5	—

Total other income (expense), net	$7.2	$(2.9)	$20.1	$—

During the three months ended October 1, 2011, we recorded gains of $5.4 million on the sale of cost-method investments. During the nine months ended October 1, 2011, we recorded a gain of $2.7 million on the sale of an equity method investment. During the nine months ended October 2, 2010, we recorded gains totaling $4.9 million on the liquidation of five cost method investments.

During the nine months ended October 2, 2010, we determined that certain non-marketable securities were other-than-temporarily impaired and we wrote down these investments by $1.5 million.

Income Taxes

The following table presents the provision (benefit) for income taxes and the effective tax rates for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
	(In millions, except percentages)
Provision (benefit) for income taxes	$0.5	$(143.2)	$0.9	$(192.7)
Effective tax rate	1.7%	869.8%	1.4%	662.2%

Our provision for income taxes for the three months ended October 1, 2011 was primarily comprised of tax expense on certain of our foreign subsidiaries, interest expense on unrecognized tax benefits, and excess tax benefits from employee stock compensation that were allocated to equity, which was partially offset by tax benefit from the effective settlement of a foreign tax examination. Our provision for income taxes for the nine months ended October 1, 2011 was primarily comprised of tax expense on certain of our foreign subsidiaries and interest expense on unrecognized tax benefits which was partially offset by the tax benefit of $5.7 million from the effective settlement of the Internal Revenue Service, or IRS, examination of our federal income tax returns for the tax years 2003 through 2005, the tax benefit from the release of the valuation allowance of $5.0 million against our deferred tax assets primarily due to the recognition of deferred tax liabilities resulting from a business combination and the tax benefit from the effective settlement of a foreign tax examination.

Our benefit for income taxes for the three months ended October 2, 2010 was primarily due to the tax benefit of $148.3 million from the effective settlement of the IRS examination of our federal tax returns for the tax years 2000 through 2002. Our benefit for income taxes for the nine months ended October 2, 2010 was primarily due to the effective settlement with the IRS and the release of approximately $66.7 million of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities resulting from our business combination with Denali.

We estimate our annual effective tax rate for fiscal 2011 to be approximately 8% primarily due to tax expense on certain of our foreign subsidiaries and interest expense on our unrecognized tax benefits which we expect to be partially offset by the tax benefit from the effective settlement of the IRS examination of our federal tax returns for the tax years 2003 through 2005 and the release of valuation allowance primarily due to the recognition of deferred tax liabilities resulting from a business combination that was completed during the nine months ended October 1, 2011.

The IRS and other tax authorities regularly examine our income tax returns. For further discussion regarding our Income taxes, including the status of the IRS examination, see Note 9 in our Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

	As of
	October 1, 2011	January 1, 2011	Change
	(In millions)
Cash, cash equivalents and Short-term investments	$699.1	$570.1	$129.0
Net working capital	$308.9	$181.9	$127.0

	Nine Months Ended
	October 1, 2011	October 2, 2010	Change
	(In millions)
Cash provided by operating activities	$178.2	$142.1	$36.1
Cash used for investing activities	$(48.0)	$(279.6)	$231.6
Cash provided by financing activities	$7.1	$67.8	$(60.7)

Cash and Cash Equivalents and Short-term Investments

As of October 1, 2011, our principal sources of liquidity consisted of $699.1 million of Cash and cash equivalents and Short-term investments, as compared to $570.1 million as of January 1, 2011.

Our primary sources of cash during the nine months ended October 1, 2011 were:

•	Customer payments for software and design IP licenses and from the sale and lease of our hardware products;

•	Customer payments for maintenance;

•	Customer payments for engineering services;

•	Proceeds from the sale of available-for-sale securities and long-term investments; and

•	Cash received for common stock purchases under our employee stock purchase plan.

Our primary uses of cash during the nine months ended October 1, 2011 were:

•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;

•	Acquisitions payments, net of cash acquired;

•	Payments related to the anticipated settlement of our securities litigation;

•	Purchases of inventory related to our hardware products; and

•	Purchases of property, plant and equipment.

Approximately 60% of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested, in order to fund our domestic operations or fund the $150.0 million settlement of our 2011 Notes that mature on December 15, 2011. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could potentially be required to accrue and pay additional taxes in order to repatriate these funds.

We expect that current cash, cash equivalents and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital

Net working capital increased by $127.0 million as of October 1, 2011, as compared to January 1, 2011, due to the following:

Change
(In millions)
Increase in Cash and cash equivalents	$138.7
Decrease in Accounts payable and accrued liabilities	76.4
Increase in Inventories	8.0
Increase in Convertible notes	(5.3)
Decrease in Short-term investments	(9.8)
Decrease in Prepaid expenses and other	(18.4)
Increase in Current portion of deferred revenue	(23.2)
Decrease in Receivables, net	(39.4)

$127.0

During the three months ended October 1, 2011, the closing sale price of our common stock did not exceed $9.81 for 20 or more of the last 30 consecutive trading days of that period. As a result, as of October 1, 2011, the 2015 Notes are not currently convertible into cash and we classified the $290.6 million net liability of the 2015 Notes as a long-term liability on our Condensed Consolidated Balance Sheet as of October 1, 2011. We will reassess whether the conversion condition has been met at the end of our next fiscal quarter, which ends on December 31, 2011. If the closing sale price of our common stock exceeds $9.81 for 20 or more of the last 30 trading days during the three months ending December 31, 2011, the conversion condition would be met and we would classify our 2015 Notes as a current liability on our Consolidated Balance Sheet as of that date. Reporting our 2015 Notes as a current liability would have a material adverse impact on the calculation of our net working capital. If the 2015 Notes were to become convertible, we do not anticipate a conversion of the 2015 Notes by the note holders as the 2015 Notes currently trade, and have traded during the three months ended October 1, 2011, at a substantial premium to the conversion price.

In connection with the 2015 Notes, we entered into convertible notes hedge transactions and sold warrants to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes.

Because our 2011 Notes mature on December 15, 2011, our Condensed Consolidated Balance Sheets include a current liability of $148.5 million as of October 1, 2011 representing the $150.0 million principal amount of the 2011 Notes, net of the applicable debt discount. Discount amortization will continue through December 15, 2011 when the carrying value of the 2011 Notes will equal the $150.0 million principal amount due at maturity.

For an additional description of our 2011 Notes and 2015 Notes, and the conversion terms thereof, see Note 2 in our Notes to Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash from operating activities increased by $36.1 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, due to the following:

Change
(In millions)
Net income, net of non-cash related items	$(42.0)
Changes in operating assets and liabilities, net of effect of acquired businesses	78.1

$36.1

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

If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and cash flows from operations. For an additional description of our accounts receivable and our allowances for doubtful accounts, see Note 8 in our Notes to Condensed Consolidated Financial Statements.

On February 11, 2011, all parties to our securities litigation agreed to settle the securities litigation for consideration of $38.0 million, of which $22.2 million was to be paid by our insurance carriers. During the nine months ended October 1, 2011, we paid $16.4 million into a securities litigation settlement fund which amount included our portion of the settlement consideration of $15.8 million and $0.6 million of accrued interest. As of October 1, 2011, all of the $22.2 million had been paid into the securities litigation settlement fund by our insurance carriers. The settlement is subject to court approval.

As of October 1, 2011, we have paid, and our insurance carriers have paid all amounts specified by the settlement agreement into the securities litigation settlement fund.

On February 8, 2011, all parties to our derivative litigation agreed to settle the derivative litigation, which settlement includes a $1.8 million payment to the plaintiffs’ counsel for attorney’s fees and costs. If the settlement is approved by the court, the $1.8 million will be paid by our insurance carriers.

As of October 1, 2011, we have paid $84.1 million in connection with the restructuring plans initiated in 2008, 2009 and 2010. We expect to pay an additional $2.1 million related to the 2008, 2009 and 2010 restructuring activities, of which $0.2 million is for termination benefits related to the 2010 restructuring activities and the remainder is for payments related to vacated facilities, net of expected sublease income. We expect substantially all termination benefits related to the 2010 Restructuring Plan to be paid by the end of fiscal 2011.

During the nine months ended October 1, 2011, we determined that uncertain tax positions that were subject to the IRS examination of our federal corporation income tax returns for the tax years 2003 through 2005 were effectively settled. We do not expect the effective settlement to result in significant cash payments.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $231.6 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, due to the following:

Change
(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$212.1
Purchases of property, plant and equipment	11.2
Proceeds from the sale of available-for-sale securities	9.6
Proceeds from the sale of long-term investments	(5.5)
Other items	4.2

$231.6

The decrease in net cash used in investing activities is primarily due to the decrease in Cash paid in business combinations and asset acquisitions, net of cash acquired, which includes cash paid for our acquisition of Denali during the nine months ended October 2, 2010.

In connection with our business combinations and asset acquisitions completed before October 1, 2011, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we may be obligated to pay up to an aggregate of $30.7 million in cash during the next 55 months.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, or other acquisitions, and making long-term equity investments.

Cash Flows from Financing Activities

Net cash from financing activities decreased by $60.7 million during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, due to the following:

Change
(In millions)
Proceeds from issuance of 2015 Notes, net of initial purchaser’s fees	$(339.6)
Proceeds from sale of 2015 Warrants	(37.5)
Tax effect related to employee stock transactions allocated to equity	12.5
Purchase of treasury stock	40.0
Purchase of 2015 Notes Hedges	76.7
Purchase of 2011 Notes and 2013 Notes	187.2

$(60.7)

For an additional description of our 2011 Notes, 2013 Notes and 2015 Notes, and the conversion terms thereof, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Net Working Capital”, above.

We recorded losses on the reissuance of treasury stock of $15.0 million during the nine months ended October 1, 2011, as compared to $85.7 million during the nine months ended October 2, 2010.

Other Factors Affecting Liquidity and Capital Resources

As of October 1, 2011, we have convertible notes with a net liability value of approximately $569.5 million, all but $0.2 million of which matures between December 15, 2011 and June 1, 2015. The par value of these convertible notes is approximately $644.7 million. The total cash or stock payable upon the maturity of these convertible notes, as determined by the indenture of each security, will be their par value plus any amounts that would be contractually due should the value of the notes be in excess of par value at the time of each respective note’s maturity.

In the case of our 2015 Notes, we will owe additional cash to the note holders if our stock price exceeds $7.55 per share upon conversion or upon maturity. We entered into hedges with counterparties to limit our exposure to the additional cash payouts that would occur if our stock price exceeded the conversion price upon conversion or maturity. In separate transactions, we issued warrants with a strike price of $10.78 per share to reduce the hedging cost. Although our incremental cash payout exposure above the conversion price is limited by the hedges, we will experience incremental dilution to our stock from the outstanding warrants to the extent our stock price exceeds $10.78. Additionally, holders may convert their 2015 Notes into cash during a quarter if our stock price closes above $9.81 for 20 or more of the final 30 trading days in the preceding fiscal quarter, triggering a contingent conversion option. While holders of the 2015 Notes would have the right to convert their notes if the contingent conversion is triggered, we do not expect holders of the 2015 Notes would convert their notes under those circumstances because the economic value to the holders of the notes would likely exceed the cash received upon conversion. If holders of the 2015 Notes were to choose to convert at a time in which the notes are convertible, it could have a material adverse impact on our cash and our liquidity.

In the case of our 2011 Notes and 2013 Notes, we may owe shares to the note holders upon conversion or maturity if our stock price exceeds $21.15 per share. We entered into hedges with counterparties to limit the increased dilution that would occur when our stock price exceeded the conversion price. In separate transactions, we issued warrants with a strike price of $31.50 per share to reduce the hedging cost. We will experience incremental dilution to our stock from the outstanding warrants to the extent our stock price exceeds $31.50.

The principal amount of $150.0 million of our 2011 Notes will mature and become due on December 15, 2011. We expect to fund the maturity of the 2011 Notes with our cash on hand. We also believe that we will have sufficient liquidity in future periods to service the maturities of our 2013 Notes and 2015 Notes, but future changes in our cash position, cash flows from operating activities, cash flows from investing activities, cash flows from financing activities, as well as general business levels may impact our future ability to settle the principal payable to the holders of the 2013 Notes and 2015 Notes when they mature.

For an additional description of the 2015 Notes, 2013 Notes and 2011 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Net Working Capital”, above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Most of our revenue, expenses and material business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies that can affect our results of operations. In certain countries where we invoice customers in the local currency, in particular, Japan, we benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in certain countries where we record local currency expenses and benefit from a stronger dollar and are adversely affected by a weaker dollar. The primary effect of foreign currency transactions on our overall results of operations from a weakening United States dollar is an increase in revenue generally offset by an increase in expenses. Conversely, the primary effect of foreign currency transactions on our overall results of operations from a strengthening United States dollar is a reduction in revenue generally offset by a reduction in expenses.

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

The following table provides information, as of October 1, 2011, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2011.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
British pound	$16.8	0.63
Indian rupee	12.9	47.76
Canadian dollar	10.6	0.99
New Taiwan dollar	9.4	29.56
European Union euro	8.2	0.73
Japanese yen	7.5	76.79
Israeli shekel	5.8	3.72
Other	7.6	N/A

Total	$78.8

Estimated fair value	$(1.1)

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our portfolio of Cash and cash equivalents. While we are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our Cash and cash equivalents and the costs of foreign currency hedges.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of October 1, 2011. The following table presents the carrying value and related weighted average interest rates for our interest-bearing instruments, which are all classified as Cash and cash equivalents on our Condensed Consolidated Balance Sheet as of October 1, 2011.

	Carrying Value	Average Interest Rate
	(In millions)
Interest-bearing Instruments:
Cash equivalents – variable rate	$564.9	0.09%
Cash – variable rate	78.3	0.35%
Cash – fixed rate	7.9	5.69%

Total interest-bearing instruments	$651.1	0.19%

Equity Price Risk

Convertible Notes

Our 2011 Notes, 2013 Notes and 2015 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our common stock. The amount of cash or number of shares that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.

For an additional description of our 2015 Notes, 2011 Notes and 2013 Notes, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources,” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in our Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 for an additional description of these investments. Our investments in non-marketable equity securities had a carrying value of $10.3 million as of October 1, 2011 and $9.3 million as of January 1, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO, and the Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2011.

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

Based on their evaluation as of October 1, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 8, 2011 and February 11, 2011, we agreed to settle our pending derivative and securities litigation, respectively. See Note 14 in our Notes to Condensed Consolidated Financial Statements for an additional description of our legal proceedings and these settlements.

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

Risks Related to Our Business

Uncertainty in the global economy in general, and any potential downturn in the semiconductor and electronics industries in particular, may negatively impact our business and reduce our order levels and revenue.

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

The IC and electronics systems industries experienced significant challenges in 2008 and 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. The economic downturn in 2008 and 2009 was characterized by diminished product demand, production overcapacity, high inventory levels and significant decreases in average selling prices. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2008 and 2009, as compared to our revenue in 2007. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 are expected to remain at levels similar to 2010. Spending on EDA products and services during 2011 may grow modestly as customers invest in new projects, or spending on EDA products and services may not grow at all.

While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing their research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Future periods of decreased orders for our products and services, customer bankruptcies, or consolidation among our customers could also adversely affect our ability to grow our business. Accordingly, our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor industry revenues do not grow, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our ratable license mix.

We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant orders for our software products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.

We have experienced, and may continue to experience, varied operating results. In particular, we incurred net losses during fiscal 2008 and fiscal 2009, we recorded net income in 2010 and in the first, second and third quarters of fiscal 2011, but we may incur a net loss in the future. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain orders for our software products.

Our operating results are also affected by the mix of license types executed in any given period. Revenue is affected by the timing of license renewals, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers. Our license mix has changed such that a substantial proportion of licenses require ratable revenue recognition, and we expect the license mix, combined with the modest growth in spending by our customers in the semiconductor sector, may make it difficult for us to significantly increase our revenue in future fiscal periods. The timing of our revenue recognition may be deferred until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with low credit ratings.

We plan our operating expenses primarily based on forecasted revenue. These expenses and the effect of long-term commitments are relatively fixed in the short term. Revenue is harder to forecast in a difficult economic environment. If the macroeconomic environment weakens, and we experience a shortfall in revenue, our operating results could differ from our expectations because we may not be able to quickly reduce our expenses in response to short-term business changes.

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

We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We are also currently engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 14 in our Notes to Condensed Consolidated Financial Statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

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

In a number of our completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may continue to use contingent purchase price payments in connection with acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business, or by the employees who joined us with the acquired business of certain specified orders, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during the three months ended October 1, 2011 and 59% during the three months ended October 2, 2010, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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

In addition, internal controls, policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not prevent our employees, contractors or agents from violating or circumventing our policies and the laws and regulations applicable to our worldwide operations.

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

We have significant operations outside the United States. As of October 1, 2011, approximately 60% of our Cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held in accounts in the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash will be insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.

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

As a result of the challenging economic environment in fiscal 2008 and 2009, our customers, who are primarily concentrated in the semiconductor industry, experienced adverse changes in their business, and certain customers delayed or defaulted on their payment obligations to us. If our customers experience difficulties in the future, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all, which may have a material negative effect on our business.

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

We have a substantial level of debt. As of October 1, 2011, we had outstanding indebtedness with a principal balance of $644.7 million as follows:

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

On the first day of fiscal 2009, we retrospectively adopted new accounting principles as required by the “Debt with Conversion and Other Options” subtopic of the FASB Accounting Standards Codification, and adjusted all periods for which the 2011 Notes and the 2013 Notes were outstanding before the date of adoption. This adoption had an adverse effect on our operating results and financial condition, particularly with respect to interest expense ratios commonly referred to by lenders, and could potentially hinder our ability to raise capital through the issuance of debt or equity securities.

Conversion of our 2011 Notes, 2013 Notes and 2015 Notes into cash prior to the scheduled maturities of the notes may adversely affect our liquidity and financial condition.

Holders of our 2011 Notes, 2013 Notes and 2015 Notes may convert their notes into cash prior to the scheduled maturities of the notes upon the occurrence of certain events.

During the three months ended October 1, 2011, the closing sale price of our common stock did not exceed $9.81 for 20 or more of the last 30 consecutive trading days of that period. As a result, as of October 1, 2011, the 2015 Notes are not currently convertible into cash.

In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. We will reassess whether this conversion condition has been met at the end of our next fiscal quarter, which ends on December 31, 2011. If the closing sale price of our common stock exceeds $9.81 for 20 or more of the last 30 trading days during the three months ending December 31, 2011, the conversion condition would be met and we would classify our 2015 Notes as a current liability on our Consolidated Balance Sheet as of that date.

If one or more of the 2015 Note holders elect to convert their notes or if one or more of the 2011 Note or 2013 Note holders elect to convert their notes upon the occurrence of certain events, we would be required to settle the converted principal through payment of cash, which could adversely affect our liquidity and financial condition. In addition, even if note holders do not elect to convert their notes upon the occurrence of any of these certain events, we would report any of our 2011 Notes, 2013 Notes or 2015 Notes that are convertible at a balance sheet date as a current liability, which could have a material adverse impact on our net working capital. For an additional description of our 2011 Notes, 2013 Notes and 2015 Notes, see Note 2 in our Notes to Condensed Consolidated Financial Statements.

Conversion of the 2011 Notes and 2013 Notes and the exercise of warrants issued concurrently with the 2011 Notes, 2013 Notes and 2015 Notes will, in certain circumstances, dilute the ownership interests of existing stockholders.

The terms of the 2011 Notes and the 2013 Notes permit the holders to convert the 2011 Notes and the 2013 Notes into shares of our common stock. The terms of the 2011 Notes and the 2013 Notes stipulate a net share settlement, which upon conversion of the 2011 Notes and the 2013 Notes requires us to pay the principal amount in cash and the conversion premium, if any, in shares of our common stock based on a daily settlement amount, calculated on a proportionate basis for each day of the relevant 20 trading-day observation period. The initial conversion rate for the 2011 Notes and the 2013 Notes, payable to the holders of the 2011 Notes and 2013 Notes upon conversion, is 47.2813 shares of our common stock for each $1,000 principal amount of the 2011 Notes and the 2013 Notes, equivalent to a conversion price of approximately $21.15 per share of our common stock. The conversion price may be adjusted in some events but will not be adjusted for accrued interest, except in limited circumstances. The conversion of some or all of the 2011 Notes and the 2013 Notes will dilute the ownership interest of our existing stockholders. Any sales in the public market of the common stock issuable upon conversion could adversely affect prevailing market prices of our common stock.

We entered into separate hedge and warrant transactions concurrent with the issuance of the 2011 Notes and the 2013 Notes to reduce the potential dilution from the conversion of the 2011 Notes and the 2013 Notes. Additionally, although the 2015 Notes are only convertible into cash, we entered into separate hedge and warrant transactions at the time of the issuance of the 2015 Notes to reduce the potential cash outlay from the conversion of the 2015 Notes. However, we cannot guarantee that the hedge and warrant instruments issued concurrently with the 2011 Notes and the 2013 Notes will fully mitigate the potential dilution from the 2011 Notes and the 2013 Notes or that the warrants issued concurrently with the 2015 Notes will not result in dilution. The warrants could have a dilutive effect to the extent that the market price per share of our common stock, as measured under the terms of the warrants, exceeds the strike price of the warrants. In addition, the existence of the 2011 Notes, the 2013 Notes and the 2015 Notes may encourage short selling by market participants because the conversion of the 2011 Notes and the 2013 Notes could depress the price of our common stock.

At the option of the holders of the 2011 Notes, the 2013 Notes and the 2015 Notes, under certain circumstances we may be required to repurchase the 2011 Notes, the 2013 Notes or the 2015 Notes in cash.

Under the terms of the 2011 Notes, the 2013 Notes and the 2015 Notes, we may be required to repurchase the 2011 Notes, the 2013 Notes and the 2015 Notes following a “fundamental change” in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the 2011 Notes, the 2013 Notes and the 2015 Notes. The repurchase price for the 2011 Notes, the 2013 Notes and the 2015 Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company that may otherwise be beneficial to investors.

Hedge and warrant transactions entered into in connection with the issuance of the 2011 Notes, the 2013 Notes and the 2015 Notes may affect the value of our common stock.

We entered into hedge transactions with various financial institutions, at the time of issuance of the 2011 Notes, the 2013 Notes and the 2015 Notes, with the objective of reducing the potential dilutive effect of issuing our common stock upon conversion of the 2011 Notes and the 2013 Notes and the potential cash outlay from the cash conversion of the 2015 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions associated with the 2011 Notes, the 2013 Notes and the 2015 Notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2011 Notes, the 2013 Notes and the 2015 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock that the 2011 Note holders and the 2013 Note holders will receive upon conversion of the 2011 Notes and the 2013 Notes and the amount of cash that 2015 Notes holders will receive upon conversion of the 2015 Notes. In addition, subject to movement in the price of our common stock, if the hedge transactions settle in our favor, we could be exposed to credit risk related to the other party with respect to the payment we are owed from such other party. If the financial institutions with which we entered into these hedge transactions were to fail or default, our ability to settle on these transactions could be harmed or delayed.

We are subject to the risk that the hedge participants cannot, or do not, fulfill their obligations under the 2011 Notes and 2013 Notes hedge transactions and the 2015 Notes hedge transactions.

Global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes became convertible into cash at the end of the second quarter of fiscal 2011 and were not convertible as of the end of the third quarter of fiscal 2011. However, they may become convertible again in the future. The convertible note hedge transactions and sale of warrants in connection with the 2015 Notes is intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants failed to meet those obligations for any reasons, it could have a material adverse effect on our liquidity and financial condition.

Rating agencies may provide unsolicited ratings on the 2013 Notes and the 2015 Notes that could reduce the market value or liquidity of our 2013 Notes, 2015 Notes or our common stock.

We have not requested a rating of the 2013 Notes or the 2015 Notes from any rating agency and we do not anticipate that the 2013 Notes or the 2015 Notes will be rated. However, if one or more rating agencies independently elects to rate the 2013 Notes or the 2015 Notes and assigns the 2013 Notes or the 2015 Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the 2013 Notes or the 2015 Notes, as the case may be, and our common stock could be harmed. Should a decline occur in the market price of the 2013 Notes or the 2015 Notes, as compared to the price of our common stock, this may trigger the right of the holders of the 2013 Notes or the 2015 Notes to convert such notes into cash and shares of our common stock, as applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2008, our Board of Directors authorized two programs to repurchase shares of our common stock in the open market with a value of up to $1.0 billion in the aggregate. The following table sets forth the repurchases we made during the three months ended October 1, 2011:

Period	Total Number of Shares Purchased *	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program * (In millions)
July 3, 2011 – August 6, 2011	20,487	$9.46	—	$814.4
August 7, 2011 – September 3, 2011	61,609	$8.80	—	$814.4
September 4, 2011 – October 1, 2011	183,205	$9.87	—	$814.4

Total	265,301	$9.59	—

*	Shares purchased that were not part of our publicly announced repurchase program represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item  4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	Executive Transition and Release Agreement, effective as of July 28, 2011, between the Registrant and John J. Bruggeman II.					X

10.02	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.					X

10.03	Form of Restricted Stock Unit Award Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.					X

10.04	Form of Stock Option Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.
(Registrant)

DATE: October 28, 2011	By:	/s/ Lip-Bu Tan
Lip-Bu Tan President, Chief Executive Officer and Director

DATE: October 28, 2011	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	Executive Transition and Release Agreement, effective as of July 28, 2011, between the Registrant and John J. Bruggeman II.					X

10.02	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.					X

10.03	Form of Restricted Stock Unit Award Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.					X

10.04	Form of Stock Option Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X