Form 10-K
period 2011-12-31
CADENCE DESIGN SYSTEMS INC
filed 2012-02-24
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [    ]    No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 2, 2011 was $2,874,022,123.

On February 4, 2012, approximately 273,972,723 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I.

Item 1. Business

This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. These include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings, for some important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview

We develop software, hardware and intellectual property which are used by semiconductor and electronic system customers to develop and design integrated circuits and electronic devices. We license our software, and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and Design IP. In addition, we sell and lease hardware technology. We provide maintenance for our product offerings and provide engineering services related to methodology, education, and hosted design solutions which help customers manage and accelerate their electronics product development processes.

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

Factors Driving the Electronic Design Automation Industry

We deliver products and services that allow our customers to develop highly complex electronics systems and integrated circuit, or IC, products. The electronic design automation, or EDA, industry depends on continued investment by semiconductor and electronics systems companies in new designs and new products. According to a leading industry source, the semiconductor industry grew in 2010, but did not materially grow overall in 2011. Research firms are anticipating that 2012 semiconductor revenues will grow on average by 5%, which we believe may drive moderate growth for the EDA industry.

In order to be competitive and profitable in the price-sensitive markets they serve, our customers demand high levels of productivity from their design teams, better predictability in their development schedules and high quality products. Semiconductor and electronics systems companies are responding to demand for increased functionality and miniaturization by combining subsystems — such as radio frequency, or RF, wireless communication, video signal processing and microprocessors — onto a single silicon chip, creating a system-on-chip, or SoC, or combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration have required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

Our offerings address many of the challenges associated with developing unique silicon circuitry, integrating that circuitry with Design IP developed by us or third parties to create SoCs, and combining ICs and SoCs with software to create electronic systems. Our strategy is to provide our customers with the ability to address the broad range of issues that arise at the silicon, SoC, and system levels.

The most significant issues that our customers face in creating their products include optimizing energy consumption, manufacturing microscopic circuitry, verifying device functionality, and achieving technical performance targets, all while meeting aggressive cost requirements. Our semiconductor and systems customers deliver a wide range of products in segments such as smart phones, tablets, televisions, communications and internet infrastructure, and computing platforms. Providers of EDA solutions must deliver products that address the technical challenges while improving the productivity, predictability, reliability and profitability of the design processes and products of their customers.

Products and Product Strategy

Our products are engineered to improve our customers’ design productivity and design quality by providing a comprehensive set of EDA solutions and a differentiated portfolio of Design IP and VIP. Product revenues include all fees earned from granting licenses to use our software and IP, and from sales and leases of our hardware products. See “Product Licensing Arrangements” for a discussion of our license types.

We combine our products and technologies into categories related to major design activities:

•	Digital IC Design;
•	Functional Verification and Design IP;
•	Custom IC Design;
•	Design for Manufacturing, or DFM; and
•	System Interconnect Design.

The major Cadence® design platforms are branded as Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design. Our functional verification offerings include VIP products and are supplemented by our Design IP offerings. In addition, we augment these platform product offerings with a set of DFM products that service both the digital and custom IC design flows.

The products and technologies included in these categories are combined with services, ready-to-use packages of technologies assembled from our broad portfolio and other associated components that provide comprehensive solutions for low power, mixed signal and advanced-node designs, as well as popular designs based on intellectual property owned and licensed by ARM Holdings, Plc. These solutions and their constituent elements are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and printed circuit board, or PCB, and IC package and SiP design.

Digital IC Design

Digital IC Design offerings are used by our customers to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (see the discussion under the Functional

Verification section below). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified (see the discussion under the Design for Manufacturing section below). Our Digital IC offerings include two major categories: Logic Design and Physical Implementation.

Our Logic Design offering is comprised of formal verification, equivalency checking, synthesis and test capabilities within the Encounter digital IC design platform and are typically used by customers in conjunction with certain Functional Verification capabilities. This offering provides chip planning, design, verification and test technologies and services to customers. Logic Design capabilities are aggregated into solutions that address our customers’ needs in areas such as power efficiency and advanced process nodes.

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

Functional Verification and Design IP

Functional Verification products are used by our customers to efficiently and effectively verify that the circuitry they have designed will perform as intended. This is accomplished in advance of actually implementing or manufacturing the circuitry, which reduces the risk of discovering an error in the completed product. Our Functional Verification offerings are comprised of three major categories: Logic Verification, System Design and Verification, and Design IP.

Our Logic Verification offering consists of planning, property checking, testbench simulation, VIP, memory models and environment capabilities within the Incisive functional verification platform. This offering enables our customers to employ methodology-driven enterprise-level verification process automation, including metric-driven verification planning, process tracking and management that allow the coordination of verification activities across multiple teams and various specialists for rapid verification planning and closure.

Our System Design and Verification offerings consist of hardware-assisted verification with emulation and acceleration, including the verification computing platform Palladium® XP, Palladium and Xtreme® platforms, system-level design capabilities, VIP, estimation of SoC cost and performance, consulting services, and methodologies that provide customers with automation for hardware-software verification and effective system design. In addition, this offering provides system power exploration, analysis and optimization. The QuickCycles® offering allows customers access to our simulation acceleration and emulation products, either on their secure intranet site or remotely over a high-speed, secure network connection.

Our Design IP offerings consist of verified standards-based functional blocks which customers integrate into their ICs to accelerate the development process. Cadence offers many types of Design IP — both Controllers and Physical Connections (PHY) — for protocols such as Ethernet, PCI Express, DDR and NAND Flash Memory Controllers.

The products obtained through the 2010 acquisition of Denali Software, Inc., or Denali, including VIP, memory models, and Design IP, are included in this category of our offerings.

Custom IC Design

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

Design for Manufacturing

Our primary focus in DFM is to address manufacturing effects as early in the product development process as possible. As a result, we are enhancing the DFM awareness of our core Encounter Digital IC and Virtuoso Custom IC product offerings. In addition to upstream integration of DFM technologies, we also offer stand-alone DFM products.

With the advent of silicon manufacturing technologies at geometries of 65 nanometer and below, our customers are concerned with the manufacturability and yield of their designs. The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Some of our DFM capabilities include electrical and physical lithography checking, chemical-mechanical polishing analysis and optimization, pattern matching, double patterning, and optical proximity checking.

System Interconnect Design

Our System Interconnect Design offerings are used by our customers to develop PCBs and IC packages. The offerings include the following capabilities within the Allegro system interconnect design platform: PCB authoring and implementation, IC package / SiP signal and power integrity analysis, PCB library design management and collaboration. Certain offerings also include the simulation capability within the Virtuoso custom design platform. These offerings enable engineers who are responsible for the capture, layout and analysis of advanced PCB and IC packages to design high-performance electronic products across the domains of IC, IC package and PCB, to increase functional density and to manage design complexity while reducing cost and time to market. For the mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is marketed worldwide through a network of resellers.

Third-Party Programs and Initiatives

In addition to our products, many customers use internally developed design tools or design tools provided by other EDA companies, as well as Design IP available from multiple suppliers. We support the use of third-party design products and Design IP through vehicles such as our Connections® program and through our participation in industry groups such as the Silicon Integration Initiative and Acellera System Initiative. We contribute to the development and deployment of EDA industry standards.

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

Services

We offer a number of fee-based services, including engineering, methodology, education and Hosted Design Solutions. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products. As part of our services offerings we design advanced ICs and address industry design issues that may not be solved adequately by today’s EDA technologies. This enables us to target and accelerate the development of new software technology and products to satisfy current and future design requirements.

We offer engineering services to collaborate with our customers in the design of complex ICs and the implementation of key design capabilities, including low power, IC packaging and board design, mixed-signal design, functional verification, digital implementation, analog/mixed-signal and system-level. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, communications, military and aerospace and computing markets. These ICs range from digital SoCs, analog and RF designs to complex mixed-signal ICs.

In delivering methodology services, we leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to improve the productivity of our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourcing, consultative and collaborative offerings.

Our Hosted Design Solutions enable our engineering teams at one or more of our locations to assist our customers’ teams located elsewhere in the world during the course of their design and engineering projects through a secure network infrastructure. They also enable us to deliver software-as-a-service to those customers who do not have their own infrastructure.

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

Product, Maintenance and Services Revenue

Revenue, and revenue as a percentage of total revenue, from our product, services and maintenance offerings for the last three fiscal years were as follows:

	2011		2010		2009
	(In millions, except percentages)
Product	$640.8	56%	$471.6	50%	$400.8	47%
Services	116.7	10%	100.9	11%	106.5	13%
Maintenance	392.3	34%	363.5	39%	345.3	40%

Total revenue	$1,149.8		$936.0		$852.6

For an additional description of our product, services and maintenance revenue, see the discussion under the heading “Results of Operations” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Sales

We generally market our products and provide maintenance and services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, direct mail, trade shows, public relations and the internet. We selectively utilize value-added resellers to broaden our reach and reduce cost of sales. All OrCAD and selected Incisive products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.

Product Arrangements

We sell software using three license types: subscription, term and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a subscription or term license, and customers who prefer to have the right to use the technology continuously without time restriction will choose a perpetual license. Customers who desire to use new software technology during the life of the contract will select a subscription license, which allows them limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license, which does not include rights to use new technology. Payment terms for subscription and term licenses generally provide for payments to be made in installments over the license period and payment terms for perpetual licenses generally are net 30 days.

Our hardware products are either sold to customers or leased to them.

We generally license our Design IP under nonexclusive license agreements that provide usage rights for specific applications. Fees under these licenses are typically charged on a per-design basis.

For a further description of our license agreements, our hardware sale or lease agreements, revenue recognition policies and results of operations, please refer to the discussion under the heading “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

Our backlog was approximately $1.7 billion as of both December 31, 2011 and January 1, 2011. Although our total backlog as of December 31, 2011 has not changed significantly from the balance as of January 1, 2011, we believe our backlog has improved because our backlog as of December 31, 2011 contained contracts with a shorter weighted-average duration. Our backlog as of December 31, 2011 consisted of revenue to be recognized in fiscal periods after December 31, 2011 for fully executed arrangements with effective dates commencing no later than December 31, 2011, and from a variety of license types, which generally include, but are not limited to:

•	Licenses for software products and Design IP;
•	Maintenance contracts on hardware and software products;
•	Bookings for the sale of hardware products that have expected delivery dates after December 31, 2011 and prior to March 31, 2012;
•	Leases of hardware products;
•	Licenses with payments that are outside our customary terms; and
•	The undelivered portion of engineering services contracts.

The substantial majority of our backlog is generated by our product and maintenance businesses because customer licenses generally include both product and maintenance components. Historically, we have not experienced significant cancellations of our contracts with customers. However, we occasionally reschedule the required completion dates of engineering services contracts, deferring revenue recognition under those contracts beyond the original anticipated completion date. Changes in customer license types or payment terms also can affect the timing of revenue recognition. During fiscal 2011, approximately 75% of our revenue came from backlog as of January 1, 2011. We expect approximately 80% of our fiscal 2012 revenue to come from backlog as of December 31, 2011. The actual percentage of revenue coming from backlog in fiscal 2012 may change if our actual business levels in fiscal 2012 are different than our current expectations.

Revenue Seasonality

As a result of our transition to a more ratable license mix, our overall exposure to short term revenue seasonality has generally been reduced.

Research and Development

Our research and development expense was $400.7 million during fiscal 2011, $376.4 million during fiscal 2010 and $354.7 million during fiscal 2009.

The primary areas of our research and development include SoC design, the design of silicon devices, high-performance IC packaging, SiP and PCB design, system-level modeling and verification, high-performance logic verification technology, VIP, Design IP and hardware/software co-verification. The electronics industry combines rapid innovation with rapidly increasing design and manufacturing complexity, so we make significant investments in enhancing our current products, as well as creating new products and technologies and integrating those products and technologies together into differing solutions.

Our future performance depends largely on our ability to maintain and enhance our current product development and commercialization of newly developed products or capabilities, and to offer solutions that meet increasingly demanding productivity, quality, predictability and cost requirements. Our offerings must keep pace with our customers’ technical developments and industry standards.

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

Proprietary Technology

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks and trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Many of our products include software or other intellectual property licensed from third parties. We may have to seek new licenses or renew existing licenses for third-party software and other intellectual property in the future. As part of performing engineering services for customers, our engineering services business uses certain software and other intellectual property licensed from third parties, including that of our competitors.

Competition

We compete in EDA software products and maintenance most frequently with Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc., but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc., EVE SA, SpringSoft, Inc. and Zuken Ltd., and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Synopsys recently closed its acquisition of Magma, which will impact the competitive landscape of the industry. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies. We generally compete on the basis of quality, product features, level of integration or compatibility with other tools, price, payment terms and maintenance offerings.

It is our strategy to use engineering services as a differentiator to further promote our products and maintenance businesses. Certain competitive factors in the engineering services business differ from those of the products and maintenance businesses. While we do compete with other EDA companies in the engineering services business, our principal competitors include independent engineering service businesses. These companies vary greatly in focus, geographic location, capability, cost structure and pricing. Business models of these companies range from services-only engineering work to delivery of completed ICs. Many of these companies are also customers, and therefore use our product offerings in the delivery of their services or products. We compete with these companies by focusing on the design of complex analog, digital and mixed-signal ICs and SoCs.

International Operations

We have 48 sales offices, design centers and research and development facilities, approximately 60% of which are located outside of the United States. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For an additional description of our international operations, see the discussion under the heading “The effect of foreign exchange rate fluctuations and other risks to our international operations may seriously harm our financial condition” under Item 1A, “Risk Factors” and Note 21 in our Notes to Consolidated Financial Statements.

Employees

As of December 31, 2011, we employed approximately 4,700 individuals.

Executive Officers of the Registrant

The following table provides information regarding our executive officers as of February 23, 2012:

Name	Age	Positions and Offices
Lip-Bu Tan	52	President, Chief Executive Officer and Director
James J. Cowie	47	Senior Vice President, General Counsel and Secretary
Chi-Ping Hsu	56	Senior Vice President, Research and Development
Charlie Huang	48	Senior Vice President, Worldwide Field Operations
Nimish H. Modi	49	Senior Vice President, Research and Development
Geoffrey G. Ribar	53	Senior Vice President and Chief Financial Officer

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

LIP-BU TAN has served as President and Chief Executive Officer of Cadence since January 2009. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan also serves as a director of Flextronics International Ltd., Inphi Corporation, Semiconductor Manufacturing International Corporation and SINA Corporation. Mr. Tan received an M.S. in nuclear engineering from the Massachusetts Institute of Technology, an MBA from the University of San Francisco, and a B.S. from Nanyang University in Singapore.

JAMES J. COWIE has served as Senior Vice President and General Counsel of Cadence since April 2008 and Secretary of Cadence since May 2008. From August 2000 to March 2008, Mr. Cowie held several positions at Cadence, most recently as Corporate Vice President — Business Development, Associate General Counsel and Assistant Secretary. Mr. Cowie holds a bachelor’s degree in economics from Duke University and a J.D. from Stanford Law School.

CHI-PING HSU has served as Senior Vice President, Research and Development of Cadence since November 2008. From April 2003 to November 2008, Mr. Hsu held several positions at Cadence, most recently as Corporate Vice President, IC Digital and Power Forward. Before joining Cadence, Mr. Hsu served as President and Chief Operating Officer of Get2Chip Inc., a supplier of high-performance system-on-chip synthesis that was acquired by Cadence in April 2003. Mr. Hsu also serves as a director of MoSys, Inc. Mr. Hsu holds a Ph.D. degree in EECS from the University of California, Berkeley, and a BSEE degree from National Taiwan University.

CHARLIE HUANG has served as Senior Vice President, Worldwide Field Operations of Cadence since April 2011. From January 2009 to April 2011, Mr. Huang served as Senior Vice President and Chief Strategy Officer of Cadence. From April 2010 to April 2011, Mr. Huang also served as Chief of Staff. From April 2007 to January 2009, Mr. Huang served as Senior Vice President — Business Development of Cadence. Mr. Huang was General Partner at Telos Venture Partners, a Cadence-affiliated venture capital firm, from 2004 to 2005. From 2001 to March 2007, Mr. Huang held several positions at Cadence in engineering management and business development. Before joining Cadence, Mr. Huang co-founded and was Chief Executive Officer of CadMOS Design Technology, Inc., an EDA company that was acquired by Cadence in 2001. Mr. Huang holds a B.S.E.E. from Shanghai Jiao Tong University and a Ph.D. from Carnegie Mellon University.

NIMISH H. MODI has served as Senior Vice President, Research and Development of Cadence since November 2008. From August 2006 to November 2008, Mr. Modi served as Corporate Vice President, Front-End Design. Before joining Cadence, from May 1988 to August 2006, Mr. Modi held several positions at Intel Corporation, a semiconductor company, most recently as Vice President in the Enterprise Platforms Group. Mr. Modi holds a Bachelor of Engineering degree in electrical engineering from the University of Bombay and a Masters degree in electrical engineering from Virginia Tech.

GEOFFREY G. RIBAR has served as Senior Vice President and Chief Financial Officer of Cadence since November 2010. Before joining Cadence in October 2010, Mr. Ribar served as Chief Financial Officer of Telegent Systems, Inc., a semiconductor company, from May 2008 to October 2010. From January 2006 to April

2008, Mr. Ribar served as Chief Financial Officer at SiRF Technology, Inc., a semiconductor company that was acquired by CSR plc in 2009. Mr. Ribar served as Chief Financial Officer at other semiconductor companies including Asyst Technology, Inc., Matrix Semiconductor, Inc., and nVidia Corporation. Mr. Ribar also held various positions including Corporate Controller at Advanced Micro Devices, Inc., a microchip manufacturing company. Mr. Ribar received his Bachelor of Science degree in Chemistry, as well as an MBA, from the University of Michigan.

Item 1A. Risk Factors

Our business faces many risks. Described below under the headings “Risks Related to Our Business” and “Risks Related to Our Securities and Indebtedness” are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.

Risks Related to Our Business

Uncertainty in the global economy in general, and any potential downturn in the semiconductor and electronics industries in particular, may negatively impact our business and reduce our bookings levels and revenue.

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

For example, the IC and electronics systems industries experienced a significant downturn in 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2009, as compared to prior years. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010. Spending on EDA products and services during 2012 may grow moderately as customers invest in new projects, or spending on EDA products and services may decline in 2012.

While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs, their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, or consolidation among our customers could also adversely affect our ability to grow our business. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor industry revenues do not grow, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our ratable license mix.

We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of significant bookings for our products, fluctuations in customer preferences for license types and the timing of revenue recognition under those license types.

We have recorded net losses in the past and may record net losses in the future. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of certain bookings for our software and hardware products and by bookings levels.

Our operating results are also affected by the mix of software license types and bookings for sales of hardware products executed in any given period. Revenue is affected by the timing of software license renewals, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers. Our software license mix is such that a substantial proportion of licenses require ratable revenue recognition, and we expect the license mix, combined with the modest growth in spending by our customers in the semiconductor sector, may make it difficult for us to rapidly increase our revenue in future fiscal periods. The timing of our revenue recognition may be deferred until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with low credit ratings.

Revenue related to our hardware business is generally recognized upon delivery. We expect revenue related to our hardware business to be cyclical, with our hardware related revenue generally increasing after the release of a new generation of hardware products and then declining gradually as that generation of hardware systems gets older, until eventually, a new generation of hardware products is released and the cycle restarts. Any variation from these expectations could have a material impact on our business.

We plan our operating expenses based on forecasted revenue, expected business needs and other factors. These expenses and the effect of long-term commitments are relatively fixed in the short term. Bookings and the related revenue are harder to forecast in a difficult economic environment. If the macroeconomic environment weakens, and we experience a shortfall in bookings, our operating results could differ from our expectations because we may not be able to quickly reduce our expenses in response to short-term business changes.

The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

You should not view our historical results of operations as reliable indicators of our future performance. If our revenue, operating results or business outlook for future periods fall short of the levels expected by securities analysts or investors, the trading price of our common stock could decline.

Our failure to respond quickly to technological developments or customers’ increasing technological requirements could make our products uncompetitive and obsolete.

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

•

Increased technological capability of the Field-Programmable Gate Array, or FPGA, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services.

•	A growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products.
•	Adoption of cloud computing technologies with accompanying new business models for an increasing number of software categories, including EDA.

If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. Our hardware platforms must be enhanced periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A rapid transition to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.

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

We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We have been engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 3, “Legal Proceedings” and Note 16 in our Notes to Consolidated Financial Statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

Our future revenue is dependent in part upon our installed customer base continuing to license or buy additional products, renew maintenance agreements and purchase additional services.

Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. In some cases, maintenance is renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenue could decrease, which could have an adverse effect on our operating results. Our customers, many of which are large semiconductor and systems companies, often have significant bargaining power in negotiations with us. Mergers or acquisitions of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.

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
•

The challenges of developing (or acquiring externally developed) technology solutions, including hardware offerings, that are adequate and competitive in meeting the rapidly evolving requirements of next-generation design challenges;

•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;
•	Intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price or at all;
•	The combination of two or more of our EDA competitors or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually; and
•

Aggressive pricing competition by some of our competitors may cause us to lose our competitive position, which could result in lower revenues or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or hardware systems products.

We compete in EDA software products and maintenance most frequently with Synopsys, Inc., Mentor Graphics Corporation and Magma Design Automation, Inc., but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc., EVE SA, SpringSoft, Inc. and Zuken Ltd., and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Synopsys recently closed its acquisition of Magma, which will impact the competitive landscape of the industry. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies.

We may need to change our pricing models to compete successfully. Competitive pressures could constrain the prices we can charge for our products, which could have an adverse effect on our results of operations.

The highly competitive markets in which we do business can put pressure on us to reduce the prices of our products. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse effect on our results of operations.

Risks associated with our international operations could seriously harm our financial condition.

A significant amount of our revenue is derived from our international operations and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may also be subject to other risks, including:

•	The adoption or expansion of government trade restrictions, including tariffs and other trade barriers;
•	Limitations on repatriation of earnings;
•	Limitations on the conversion of foreign currencies;
•	Reduced protection of intellectual property rights in some countries;
•	International economic downturn;
•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•	Difficulties in managing foreign operations;
•	Political and economic instability;
•	Unexpected changes in regulatory requirements;
•	Inability to continue to offer competitive compensation in certain growing regions; and
•	United States and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

Some of our international research and development and other facilities are in parts of the world that are not as politically stable as the United States. Consequently, we may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated because damage to or disruptions at our international research and development facilities could have a more significant adverse effect on our ability to develop new or improve existing products than other businesses that may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as cyber hacking, the introduction of a virus into our computer systems or natural disasters near any of our international locations, could significantly interfere with our business operations.

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

Our business depends upon the continued services, efforts and abilities of our senior management, including our Chief Executive Officer, and other key employees, including key development personnel. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and in other locations where we maintain facilities. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders and increase compensation expense, and pay significant base salaries and cash bonuses, which could harm our operating results. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could also reduce our operating margins and harm our business or operating results.

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

We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not consummate any particular transaction, but may nonetheless incur significant costs, or if a transaction is consummated, we may not be able to integrate and manage acquired products and businesses effectively or to integrate and retain key personnel from the acquired companies or businesses. In addition, acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:

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

•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;
•	The failure to retain key employees of the acquired business;
•	Difficulties related to integrating the products of an acquired business in, for example, distribution, engineering, licensing models and customer support areas;
•	Unanticipated costs;
•	Customer dissatisfaction with existing license agreements with us, possibly dissuading them from licensing or buying products acquired by us after the effective date of the license; and
•	The failure to understand and compete effectively in markets where we have limited experience.

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

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite the precautions we may take to protect our intellectual property, third parties have tried in the past, and may try in the future, to challenge, invalidate or circumvent these safeguards. Our patents or other intellectual property rights may not provide us with sufficient competitive advantages. Patents may not be issued on any of our pending applications and our issued patents may not be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights, deter or prevent third parties from infringing or misappropriating our proprietary rights.

Many of our products include software or other intellectual property licensed from third parties. We may have to seek new or renew existing licenses for such software and other intellectual property in the future. Our engineering services business holds licenses to certain software and other intellectual property owned by third parties, including that of our competitors. Our failure to obtain software, other intellectual property licenses or other intellectual property rights that are necessary or helpful for our business on favorable terms, or our need to engage in litigation over these licenses or rights, could seriously harm our business, operating results or financial condition.

We could suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties.

There are numerous EDA, VIP and Design IP product-related patents. New patents are being issued at a rapid rate and are owned by EDA companies as well as entities and individuals outside the EDA industry, including parties whose income is primarily derived from infringement-related litigation. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights.

Intellectual property infringement claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. The risk of infringement and related indemnification claims associated with design IP products that are incorporated into a customer product broadly used by consumers, may be higher than the risk associated with our software products. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:

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

If our security measures are breached and an unauthorized party obtains access to customer data or our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation.

Our products and services involve the storage and transmission of our proprietary information and that of our customers. We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks or breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses cyber storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers.

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

The effect of foreign exchange rate fluctuations may adversely impact our financial condition.

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% during fiscal 2011, 59% during fiscal 2010 and 57% during fiscal 2009, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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

We have significant operations outside the United States. As of December 31, 2011, approximately 50% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.

Our operating results could be adversely affected as a result of changes in our effective tax rates or by material differences between our forecasted annual effective tax rates and actual tax rates.

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

Forecasts of our annual effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and results of tax audits. Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes. If there were a material difference between forecasted and actual tax rates then it could have a material impact on our results of operations.

The IRS and other tax authorities regularly examine our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.

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

On occasion, we have customers file for bankruptcy or request to modify license terms, but our past experience has been that these events did not have a material impact on our business or operating results. If our customers experience adverse changes in their business in the future, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products, and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all, which may have a material negative effect on our business.

Our restructuring plans may not result in the benefits we have anticipated, possibly having a negative effect on our future operating results.

In recent fiscal years, we have initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. While those restructuring plans are almost complete, we may not be able to realize the expected long-term benefits of our restructuring plans, such as improvements in operating margins and cash flows. Our inability to realize these benefits may result in an inefficient business structure that could negatively affect our results of operations. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or our ability to attract highly skilled employees. Our competitors may also seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.

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

Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of customers;
•	Loss of market share;

•	Failure to attract new customers or achieve market acceptance;
•	Diversion of development resources to resolve the problem;
•	Loss of or delay in revenue;
•	Increased service costs; and
•	Liability for damages.

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

Our other offices in the United States and in other countries around the world may be adversely impacted by natural disasters. If a natural disaster occurs at or near any of our offices, our operations may be interrupted, which could adversely impact our business and results of operations. If a natural disaster impacts a significant number of our customers, our business and results of operations could be adversely impacted.

Risks Related to Our Securities and Indebtedness

Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

We have a substantial level of debt. As of December 31, 2011, we had outstanding indebtedness with a principal balance of $494.7 million as follows:

•	$350.0 million related to our 2.625% Cash Convertible Senior Notes Due 2015, or our 2015 Notes;
•	$144.5 million related to our 1.500% Convertible Senior Notes Due December 15, 2013, or our 2013 Notes; and
•	$0.2 million related to our Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or our 2023 Notes.

The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described above;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Impose operating or financial covenants on us;
•	Limit our flexibility in planning for or reacting to changes in our business; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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

Warrant transactions associated with our 2013 Notes and 2015 Notes will, in certain circumstances, dilute the ownership interests of existing stockholders.

We entered into separate warrant transactions concurrent with the issuance of the 2013 Notes for the purchase of up to approximately 23.6 million shares of Cadence’s common stock at a strike price of $31.50 per share. We also entered into separate warrant transactions at the time of the issuance of the 2015 Notes for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share. These warrants will be settled in net shares, meaning that upon expiration of the warrants we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If Cadence’s stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest to our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock.

Conversion of our 2013 Notes and 2015 Notes prior to the scheduled maturities of the notes may adversely affect our liquidity and financial condition.

Holders of our 2013 Notes and 2015 Notes may convert their notes into cash prior to the scheduled maturities if any of the conversion conditions for those notes are met. The 2015 Notes are convertible into cash only and the 2013 Notes are convertible into a combination of cash and shares of our common stock.

In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended December 31, 2011, our closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to December 31, 2011. As a result, the 2015 Notes are convertible into cash from January 1, 2012 through March 31, 2012 and we have classified our 2015 Notes as a current liability on our Consolidated Balance Sheet as of December 31, 2011. The 2013 Notes are not currently convertible.

So long as the 2015 Notes are outstanding, we will assess whether this conversion condition has been met at the end of each fiscal quarter. If a conversion condition is met in any future fiscal quarter, we would classify our 2015 Notes as a current liability on our Consolidated Balance Sheet as of the end of that fiscal quarter.

If one or more of the 2013 or 2015 Note holders elect to convert their notes at a time when the conversion conditions have been met, we would be required to settle the converted principal and, in the case of the 2015 Notes, the conversion value, through payment of cash, which could adversely affect our liquidity and financial condition.

At the option of the holders of the 2013 Notes and the 2015 Notes, under certain circumstances we may be required to repurchase the 2013 Notes or the 2015 Notes in cash.

Under the terms of the 2013 Notes and the 2015 Notes, we may be required to repurchase the 2013 Notes and the 2015 Notes following a “fundamental change” in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the 2013 Notes and the 2015 Notes. The repurchase price for the 2013 Notes and the 2015 Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company. Payment of our notes prior to their scheduled maturities could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

Hedge and warrant transactions entered into in connection with the issuance of the 2013 Notes and the 2015 Notes may affect the value of our common stock.

We entered into hedge transactions with various financial institutions, at the time of issuance of the 2013 Notes and the 2015 Notes, with the objective of limiting the potential dilutive effect of issuing our common stock upon conversion of the 2013 Notes and our exposure to the additional cash payments above the principal amount upon conversion of the 2015 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions associated with the 2013 Notes and the 2015 Notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2013 Notes and the 2015 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the number of shares and the value of the common stock that the 2013 Note holders will receive upon conversion of the 2013 Notes and the amount of cash that 2015 Notes holders will receive upon conversion of the 2015 Notes.

We are subject to the risk that the hedge participants fail to fulfill their obligations under the 2013 Notes hedge transactions and the 2015 Notes hedge transactions.

If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes became convertible into cash at the end of the second quarter of fiscal 2011, were not convertible as of the end of the third quarter of fiscal 2011, but were again convertible as of December 31, 2011. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reasons, it could have a material adverse effect on our liquidity and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of December 31, 2011, the total square footage of our owned buildings was approximately 965,000.

We lease additional facilities in the United States and various other countries. We sublease certain of these facilities where space is not fully utilized or has been impacted as part of our restructuring plans.

We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

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

In February 2011, we agreed to settle our pending derivative and securities litigation. For an additional description of our legal proceedings and these settlements, see Note 16 in our Notes to Consolidated Financial Statements.

Item 4. (Removed and Reserved)

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As of February 4, 2012, we had approximately 882 registered stockholders and approximately 27,391 beneficial owners of our common stock.

The following table sets forth the high and low sales prices for Cadence common stock for each fiscal quarter in the two-year period ended December 31, 2011:

	High	Low
2011
First Quarter	$10.28	$8.20
Second Quarter	11.07	8.96
Third Quarter	10.86	8.09
Fourth Quarter	11.72	8.71
2010
First Quarter	$6.92	$5.36
Second Quarter	7.68	5.69
Third Quarter	7.92	5.58
Fourth Quarter	8.68	7.42

Stockholder Return Performance Graphs

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 30, 2006 and tracks it through December 31, 2011.

	12/30/06	12/29/07	1/3/09	1/2/10	1/1/11	12/31/11
Cadence Design Systems, Inc.	100.00	95.09	21.44	33.45	46.12	58.07
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
S&P 400 Information Technology	100.00	108.29	59.66	89.24	116.56	101.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance

The following graph compares the cumulative 3-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on January 3, 2009 and tracks it through December 31, 2011.

	1/3/09	1/2/10	1/1/11	12/31/11
Cadence Design Systems, Inc.	100.00	155.99	215.10	270.83
NASDAQ Composite	100.00	145.27	171.11	168.62
S&P 400 Information Technology	100.00	149.57	195.36	169.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities

In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (In millions)

October 2, 2011 – November 5, 2011	8,012	$9.95	----	$814.4
November 6, 2011 – December 3, 2011	148,144	$11.07	----	$814.4
December 4, 2011 – December 31, 2011	86,327	$10.58	----	$814.4

Total	242,483	$10.86	----

(1)	Shares purchased that were not part of our publicly announced repurchase programs represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

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

	Five fiscal years ended December 31, 2011
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Revenue (1)	$1,149.8	$936.0	$852.6	$1,038.6	$1,615.0
Income (loss) from operations (1)(2)(3)	120.4	(29.0)	(123.6)	(1,573.3)	317.9
Net income (loss) (1)(2)(3)	72.2	126.5	(149.9)	(1,856.7)	286.8
Net income (loss) per share – assuming dilution (1)(2)(3)	0.27	0.48	(0.58)	(7.30)	0.97
Total assets (2)	1,761.3	1,732.1	1,410.6	1,679.9	3,862.6
Convertible notes	426.0	549.7	436.0	416.6	397.8
Stockholders’ equity (2)	411.1	276.7	108.4	186.7	2,173.6

(1)

We adopted new revenue recognition accounting standards on January 2, 2011 for revenue arrangements that include both hardware and software elements. For an additional description of and disclosures regarding this adoption, see Note 2 in our Notes to Consolidated Financial Statements.

(2)

During fiscal 2008, we recorded a $1,317.2 million impairment of goodwill, a $47.1 million impairment of intangible and tangible assets and a $326.0 million valuation allowance against our deferred tax assets. For an additional description of the valuation allowance, see Note 6 in our Notes to Consolidated Financial Statements.

(3)

During fiscal 2010, we recorded a $147.9 million benefit for income taxes due to the effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002. We also recognized a $66.7 million benefit for income taxes due to the release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with our acquisition of Denali. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in our Notes to Consolidated Financial Statements.

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

Business Overview

We develop EDA software, hardware and IP. We license software and IP, sell or lease hardware technology, provide maintenance for our offerings and provide engineering and education services to help manage and accelerate product development processes for semiconductor and electronics systems companies. Our customers use our products and services to design and develop complex ICs and electronics systems.

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

Critical Accounting Estimates

In preparing our Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income (loss), as well as on the value of certain assets and liabilities on our Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. We believe that the assumptions, judgments and estimates involved in the accounting for revenue recognition, income taxes, allowance for doubtful accounts, business combinations, intangible asset and goodwill impairments and fair value of financial instruments have the greatest potential impact on our Consolidated Financial Statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 in our Notes to Consolidated Financial Statements.

Revenue Recognition

We begin to recognize revenue from licensing and supporting our software, VIP and Design IP and hardware products when all of the following criteria are met:

•	We have persuasive evidence of an arrangement with a customer;
•	Delivery has occurred;
•	The fee for the arrangement is considered to be fixed or determinable at the outset of the arrangement; and
•	Collectibility of the fee is probable.

Significant judgment is involved in the determination of whether the facts and circumstances of an arrangement support that the fee for the arrangement is considered to be fixed or determinable and that collectibility of the fee is probable, and these judgments can affect the amount of revenue that we recognize in a particular reporting period. We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable for term licenses, and we have established a history of collecting under contracts for which the fee has been assessed as fixed or determinable without providing concessions on payments, products or services.

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

We are generally able to estimate whether collection is probable, but significant judgment is applied as we assess the creditworthiness of our customers to make this determination. If our experience were to change, it could have a material adverse effect on our results of operations. If, in our judgment, collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which is generally upon receipt of cash payment.

For subscription licenses of our software products, and term and perpetual licenses that do not include a stated annual maintenance renewal rate, we generally recognize revenue ratably over the term of the license agreement beginning with delivery of the products, and such revenue is allocated between product and maintenance revenue. For term and perpetual licenses of our software products that include a stated annual maintenance renewal rate, we generally recognize revenue for software license fees up-front when all four of the revenue recognition criteria outlined above are met, generally commencing upon delivery. In either case, maintenance fees are recognized ratably over the maintenance term. A relatively small percentage of our revenue from software licenses is recognized on an up-front basis.

Sale of our hardware products generally involves the following deliverables: the hardware product and its related essential software, and maintenance for the hardware and the software. Consideration allocated to the hardware product and the essential software is recognized as revenue at the time of delivery, provided all other conditions for revenue recognition have been met. Consideration allocated to the maintenance is recognized ratably over the maintenance term.

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

If a group of contracts is so closely related that they are, in effect, part of a single arrangement, such arrangements are deemed to be a multiple element arrangement, or MEA. We exercise significant judgment to evaluate the relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Our judgments about whether a group of contracts is an MEA can affect the timing of revenue recognition under those contracts, which could have an effect on our results of operations for the periods involved. For example, when term license agreements that would otherwise result in up-front revenue upon delivery may be deemed part of an MEA when they are executed within close proximity, or in contemplation of, other license agreements that require ratable revenue recognition with the same customer, in which event all the revenue is recognized over the longest term of any component of the MEA instead of up-front.

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

We calculate the ESP of our hardware products based on our pricing practices, including the historical average prices charged for comparable hardware products, because VSOE or TPE cannot be established. Our process for determining ESP for our software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include prices charged by us for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, we may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives. We exercise significant judgment to evaluate the relevant facts and circumstances in calculating the ESP of the deliverables in our arrangements.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if there is a greater than 50% likelihood that some portion or all of the deferred tax assets will not be realized. To make this judgment, we must make predictions of the amount and category of taxable income from various sources and weigh all available positive and negative evidence about these possible sources of taxable income. We give greater weight to evidence that can be objectively verified. For example, we determined that our cumulative loss incurred in the United States for the three year period ended December 31, 2011 was significant negative evidence with a high level objectivity that outweighed our ability to rely on projections of future income. For the years ended December 31, 2011 and January 1, 2011, we concluded that a significant valuation allowance was required based on our evaluation and weighting of the positive and negative evidence. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made. For an additional description of the valuation allowance, see Note 6 in our Notes to Consolidated Financial Statements.

We only recognize the tax benefit of an income tax position if we judge that there is a greater than 50% likelihood that the tax position will be sustained, solely on its technical merits, in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If we judge that an income tax position meets this recognition threshold, then we must measure the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine when a tax position is effectively settled, we must estimate the likelihood that a taxing authority would re-review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements or for other reasons. In addition, we are required by the IRS to disclose uncertain tax positions taken on our federal tax returns. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. This allowance is based on our assessment of the creditworthiness of our customers, historical experience and the overall economic climate of the industries that we serve. While we believe that our allowance for doubtful accounts is adequate, we continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding our ability to collect from our customers. Changes in circumstances, such as an unexpected change in a customer’s ability to meet its financial obligation to us or a customer’s payment trends, or a downward trend in the volume of business in the semiconductor sector, are hard to predict and may require us to adjust our estimates of the recoverability of amounts due to us. These changes could have a material adverse effect on our business, financial condition and operating results.

Business Combinations

When we acquire businesses, we allocate the purchase price to acquired tangible assets and liabilities, including deferred revenue, liabilities associated with the fair value of contingent consideration and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair values of these acquired assets and assumed liabilities, especially with respect to intangible assets and goodwill. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an acquired business is expected to generate in the future, the cash flows that specific assets acquired with that business are expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made to the acquired assets and liabilities. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to adjust the value allocated to acquired assets or assumed liabilities.

We also make significant judgments and estimates when we assign useful lives to the definite lived intangible assets identified as part of our acquisitions. These estimates are inherently uncertain and if we used different estimates, the useful life over which we amortize intangible assets would be different. In addition, unanticipated events and circumstances may occur that may impact the useful life over which we amortize our intangible assets, which would impact our amortization of intangible assets expense and our results of operations.

Intangible Asset and Goodwill Impairments

We assess the impairment of long-lived assets, including certain intangibles, whenever events or changes in circumstances indicate that we will not be able to recover an asset group’s carrying amount.

Recoverability of an asset group is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset group, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds its fair market value. Significant management judgment is required in:

•	Identifying a triggering event that arises from a change in circumstances;
•	Forecasting future operating results; and
•	Estimating the proceeds, if any, from the disposition of long-lived or intangible asset group.

We test goodwill for impairment annually, or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The test is performed at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated and if the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss.

We completed our annual goodwill impairment test during the third quarter of fiscal 2011 and determined that the fair value of our single reporting unit substantially exceeded the carrying amount of our net assets and that no impairment existed.

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

While we believe the observable inputs we use to measure the assets and liabilities included in Level 2 and the unobservable inputs we use to measure the assets and liabilities included in Level 3 are reasonable, different inputs or estimates may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations. For an additional description of our fair value measurements see Note 9 in our Notes to Consolidated Financial Statements.

Results of Operations

Overview of Fiscal 2011

Financial results for fiscal 2011, as compared to fiscal 2010 and fiscal 2009, reflect the following:

•	An increase in revenue primarily because of:
•

Increased bookings of $1,158 million during fiscal 2011, as compared to $956 million during fiscal 2010 and $615 million during fiscal 2009, including bookings that resulted from our acquisition of Denali in the second quarter of fiscal 2010;

•	Increases in the sale and lease of our hardware products;
•	Our continuing transition to a ratable license mix, under which most orders made in any period generate revenue in future periods; and
•	Shorter average contract duration.
•	An increase in the cost of hardware products sold due to increases in the sale and lease of our hardware products;
•

An increase in employee-related costs for commissions and other employee incentive compensation primarily resulting from improving business levels, partially offset by decreased costs as a result of our 2009 and 2010 restructuring plans;

•	An increase in operating expenses, primarily research and development, including incremental expenses attributable to the acquisition of Denali;
•

Net recoveries of our allowance for doubtful accounts during fiscal 2010 and, to a lesser extent, fiscal 2011, from collection of certain receivables that had previously been included in our allowance for doubtful accounts as of the end of fiscal 2009;

•	The agreements we reached in February 2011 to settle our pending derivative and securities litigation and the associated $15.8 million Litigation charge we recorded during fiscal 2010;
•

Effective settlement during fiscal 2010 of the IRS examination of our federal income tax returns for the tax years 2000 through 2002, which resulted in a benefit for income taxes of $147.9 million; and

•

The increase in deferred tax liabilities from the intangible assets acquired with Denali and the resulting benefit for income taxes because of the release of valuation allowance against our deferred tax assets during fiscal 2010.

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

The timing of our product revenue is significantly affected by the mix of bookings executed in any given period and whether the revenue for such bookings is recognized over multiple periods or up-front, upon completion of delivery.

We seek to achieve a mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and approximately 10% of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this 90% to 10% ratio of ratable to up-front bookings may be impacted by an increase in hardware sales beyond our current expectations, because revenue for hardware sales is generally recognized up-front in the quarter in which it is installed and ready for use. For an additional description of the impact of hardware sales on the anticipated mix of bookings, see the discussion under the heading “Critical Accounting Estimates — Revenue Recognition” above, and Note 2 in our Notes to Consolidated Financial Statements.

Approximately 90% of the aggregate value of our bookings during fiscal 2011 and fiscal 2010 was of a type for which the revenue is recurring, or ratable, in nature. Approximately 90% of our fiscal 2011 and fiscal 2010 revenue came from ratable bookings.

Customer decisions regarding these aspects of license transactions determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally have used products from two or more of our five product groups and rarely completely terminated their relationship with us upon expiration of the license. For an additional description of license types and timing of revenue recognition, see the discussion under the heading “Critical Accounting Estimates — Revenue Recognition” above.

Although we believe that pricing volatility has not generally been a material component of the change in our revenue from period to period, we believe that the amount of revenue recognized in future periods will depend on, among other things, the:

•	Competitiveness of our new technology;
•	Length of our sales cycle; and
•	Size, duration, timing, terms and type of:
•	Contract renewals with existing customers;
•	Additional sales to existing customers; and
•	Sales to new customers.

The value and renewal of contracts, and consequently product revenue recognized, are affected by the competitiveness of our products. Product revenue recognized in any period is also affected by the extent to which customers purchase subscription, term or perpetual licenses, and by the extent to which contracts contain flexible payment terms.

Revenue Mix

We analyze our software, VIP and Design IP and hardware businesses by product group, combining revenues for both product and maintenance because of their interrelationship. We have formulated a design solution strategy that combines our design technologies into categories, as described in the various product groups below:

Digital IC Design:    Products in this group, including the Encounter digital IC design platform, are used to create and convert the high-level, logical representation of a digital IC into a detailed physical blueprint, and ultimately, produce the detailed design information describing how the IC will be manufactured. The final product of the design flow is a file that describes the various photomasks which are used to manufacture the IC.

Functional Verification and Design IP:    Products in this group, including the Incisive functional verification platform are used to verify that the high-level, logical representation of an IC design is functionally correct, and for verification at the system and SoC levels. Our emulation hardware products, VIP products, memory sub-system models, and Design IP products are also included in this product group.

Custom IC Design:    Our custom design products, including the Virtuoso custom design platform, are used to create ICs that must be designed at the transistor level, including analog, RF, memory, high-performance digital blocks and standard cell libraries. Included in this group are specialized verification products that simulate the operation of the design prior to manufacturing. The final product of the design flow is a file that describes the various photomasks which are used to manufacture the IC.

Design for Manufacturing:    Included in the DFM product group are our physical verification, manufacturing optimization, and layout analysis products. These products are used to analyze, optimize, and verify that the physical blueprint of the IC has been constructed correctly and can be manufactured successfully. While our primary focus in DFM is to address manufacturing effects in the upstream digital and custom design flows, those products included in this DFM category also are offered separately from our other tools.

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

Revenue by Year

The following table shows our revenue for fiscal 2011, fiscal 2010 and fiscal 2009 with the dollar and percentage change in revenue between years:

	2011	2010	2009	Change
				2011 vs. 2010		2010 vs. 2009
	(In millions, except percentages)
Product	$640.8	$471.6	$400.8	$169.2	36%	$70.8	18%
Services	116.7	100.9	106.5	15.8	16%	(5.6)	(5%	)
Maintenance	392.3	363.5	345.3	28.8	8%	18.2	5%

Total revenue	$1,149.8	$936.0	$852.6	$213.8	23%	$83.4	10%

Product revenue increased during fiscal 2011, as compared to fiscal 2010, primarily because of increased business levels, an increase in revenue related to the sale and lease of our hardware products, increased revenue recognized from bookings in prior periods, a decrease in the average contract duration and an increase in revenue from the business of Denali, which we acquired in the second quarter of fiscal 2010. We expect to recognize increased product revenue during fiscal 2012, as compared to fiscal 2011, due to higher business levels, increased revenue from our backlog and our continued transition to a more ratable license mix.

Product revenue increased during fiscal 2010, as compared to fiscal 2009, primarily because of higher business levels due to the timing of contract renewals with existing customers and from contracts executed in prior quarters due to our continued transition to a ratable license mix.

Services revenue increased during fiscal 2011, as compared to fiscal 2010, primarily because of cash collections from customers on orders fulfilled in years prior to 2011 for which revenue was recognized in fiscal 2011 upon receipt of cash payment, and because of higher utilization rates for our services personnel. We expect a decrease in services revenue during fiscal 2012, as compared to fiscal 2011, as certain of our design services engineers have been redeployed to internal research and development projects and to assist with pre-sales activities.

Maintenance revenue increased during fiscal 2011, as compared to 2010, and during 2010 as compared to 2009, primarily because of higher business levels due to the timing of contract renewals with existing customers.

We adopted new revenue recognition accounting standards on the first day of fiscal 2011 for revenue arrangements that include both hardware and software elements. If we had accounted for all MEAs entered into on or after January 2, 2011 under the software revenue recognition standards, regardless of whether they included hardware, revenue for fiscal 2011 would have been lower by $15.4 million. For an additional description of our adoption of these accounting standards, see Note 2 in our Notes to Consolidated Financial Statements.

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and Services and other during fiscal 2011, fiscal 2010 and fiscal 2009:

	2011	2010	2009
Functional Verification and Design IP	30%	24%	22%
Digital IC Design	22%	23%	21%
Custom IC Design	22%	26%	27%
System Interconnect Design	9%	9%	11%
Design for Manufacturing	7%	7%	7%
Services and other	10%	11%	12%

Total	100%	100%	100%

The changes in the percentage of revenue contributed by the Functional Verification and Design IP product group for the fiscal years presented are generally related to increased hardware revenue and from our acquisition of Denali in June 2010.

As described in Note 2 in our Notes to Consolidated Financial Statements, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.

Although we believe the methodology of allocating revenue to product groups is reasonable, there can be no assurance that such allocated amounts reflect the amounts that would result had the customer individually licensed each specific software solution at the onset of the arrangement.

Revenue by Geography

	2011	2010	2009	Change
				2011 vs. 2010		2010 vs. 2009
	(In millions, except percentages)
United States	$489.4	$382.7	$370.0	$106.7	28%	$12.7	3%
Other Americas	25.1	22.2	20.9	2.9	13%	1.3	6%
Europe, Middle East and Africa	234.9	207.2	188.9	27.7	13%	18.3	10%
Japan	204.4	165.2	152.8	39.2	24%	12.4	8%
Asia	196.0	158.7	120.0	37.3	24%	38.7	32%

Total revenue	$1,149.8	$936.0	$852.6	$213.8	23%	$83.4	10%

The increase in revenue across our geographies is primarily because of increased business levels, an increase in revenue related to the sale and lease of our hardware products, increased revenue recognized from bookings in prior periods, a decrease in the average contract duration and an increase in revenue from the business of Denali, which we acquired in the second quarter of fiscal 2010.

Revenue by Geography as a Percentage of Total Revenue

	2011	2010	2009
United States	43%	41%	43%
Other Americas	2%	2%	3%
Europe, Middle East and Africa	20%	22%	22%
Japan	18%	18%	18%
Asia	17%	17%	14%

No single customer accounted for 10% or more of total revenue during fiscal 2011, fiscal 2010 or fiscal 2009.

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies, primarily the Japanese yen, and we recognize additional revenue from those contracts in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue from those contracts in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Consolidated Financial Statements, see the discussion under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-based Compensation Expense Summary

Stock-based compensation expense is recorded within the various components of our costs and expenses.

Stock-based compensation expense did not change significantly during fiscal 2011, as compared to fiscal 2010, and decreased by $11.2 million during fiscal 2010, as compared to fiscal 2009, primarily due to the following:

•	The decrease in the maximum purchase limits under our Employee Stock Purchase Plan, or ESPP, and a lower weighted-average grant date fair value of purchase rights granted; and
•	A decrease in stock bonuses.

We expect stock-based compensation to increase during fiscal 2012, as compared to fiscal 2011, due to higher grant date fair values of restricted stock, option awards and purchase rights granted under the ESPP, based on the assumption that our stock price will be higher during fiscal 2012 than in the prior years.

Cost of Revenue

				Change
	2011	2010	2009	2011 vs. 2010			2010 vs. 2009
	(In millions, except percentages)
Product	$69.7	$31.4	$32.1	$38.3	122%		$(0.7)	(2%	)
Services	81.5	83.0	90.5	(1.5)	(2%	)	(7.5)	(8%	)
Maintenance	44.0	42.1	46.6	1.9	5%		(4.5)	(10%	)

The following table shows cost of revenue as a percentage of related revenue for fiscal 2011, fiscal 2010 and fiscal 2009:

	2011	2010	2009
Product	11%	7%	8%
Services	70%	82%	85%
Maintenance	11%	12%	13%

Cost of Product

Cost of product includes costs associated with the sale and lease of our hardware and licensing of our software and Design IP products. Cost of product associated with our hardware products includes materials, assembly and overhead. These additional hardware manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and Design IP products. Cost of product also includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, as well as the costs of technical documentation and royalties payable to third-party vendors.

A summary of cost of product during the last three fiscal years is as follows:

	2011	2010	2009
	(In millions)
Product related costs	$59.2	$25.8	$27.8
Amortization of acquired intangibles	10.5	5.6	4.3

Total cost of product	$69.7	$31.4	$32.1

The changes in cost of product were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Hardware costs	$31.0	$(1.4)
Amortization of acquired intangibles	4.9	1.3
Other individually insignificant items	2.4	(0.6)

	$38.3	$(0.7)

Hardware costs increased by $31.0 million during fiscal 2011, as compared to fiscal 2010, primarily due to an increase in hardware business. Amortization of acquired intangibles included in cost of product increased during fiscal 2011, as compared to fiscal 2010, primarily due to an increase in amortization of intangible assets associated with the Denali acquisition for a full fiscal year, as well as amortization from other acquisitions completed in 2011.

Cost of product depends primarily upon the actual mix of hardware and software product sales in any given period, and upon the extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include acquired or licensed intellectual property or technology.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. The changes in cost of services were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Salary, benefits and other employee-related costs	$(1.1)	$(3.4)
Stock-based compensation	(0.1)	(1.1)
Professional services	0.5	(1.0)
Other individually insignificant items	(0.8)	(2.0)

	$(1.5)	$(7.5)

We expect cost of services to decrease during fiscal 2012, as compared to fiscal 2011, as certain of our design services engineers have been redeployed to internal research and development projects and to assist with pre-sales activities.

Cost of Maintenance

Cost of maintenance includes the cost of our customer support services, such as telephone, online and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates, as well as amortization of intangible assets directly related to our maintenance contracts. The changes in cost of maintenance were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Salary, benefits and other employee-related costs	$2.2	$1.3
Amortization of acquired intangibles	(1.0)	(3.1)
Other individually insignificant items	0.7	(2.7)

	$1.9	$(4.5)

Amortization of acquired intangibles decreased by $1.0 million during fiscal 2011, as compared to fiscal 2010, and decreased by $3.1 million during fiscal 2010, as compared to fiscal 2009, because certain acquired intangible assets became fully amortized during fiscal 2010 and fiscal 2011.

Operating Expenses

Our operating expenses include costs presented as marketing and sales, research and development and general and administrative. Changes in our overall operating expenses in any given period are primarily attributable to changes in employee salary and other compensation-related costs. Factors that may cause our headcount costs to fluctuate may include changes in the number of employees due to hiring, acquisitions, restructuring activities, foreign exchange rates, cost reduction strategies and the impact of our various incentive compensation programs which are driven by overall business performance. Our employee salary and other compensation-related costs increased during fiscal 2011, when compared to fiscal 2010, primarily due to improved business levels in 2011 resulting in higher sales commissions and other incentive compensation. Our operating expenses for 2010 and 2011 also included the incremental costs associated with our acquisition of Denali in June 2010.

We expect operating expenses to increase during fiscal 2012, as compared to fiscal 2011, primarily due to projected increases in salary, benefits, incentive compensation and other employee-related costs expected to be incurred in connection with the anticipated continued improvement in our business, and investment in our research and development activities.

Our operating expenses for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

				Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In millions, except percentages)
Operating expenses	$817.4	$768.4	$764.2	$49.0	6%	$4.2	1%
Percentage of total revenue	71%	82%	90%

Marketing and Sales

				Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In millions, except percentages)
Marketing and sales	$323.8	$305.6	$286.8	$18.2	6%	$18.8	7%
Percentage of total revenue	28%	33%	34%

The changes in marketing and sales expense were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Salary, commissions, benefits and other employee-related costs	$22.3	$19.5
Executive and other severance	2.5	0.6
Stock-based compensation	0.5	(2.5)
Depreciation	(1.7)	(4.4)
Marketing programs and events	(3.5)	4.2
Other individually insignificant items	(1.9)	1.4

	$18.2	$18.8

Research and Development

				Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In millions, except percentages)
Research and Development	$400.7	$376.4	$354.7	$24.3	6%	$21.7	6%
Percentage of total revenue	35%	40%	42%

The changes in research and development expense were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Salary, benefits and other employee-related costs	$23.8	$35.5
Executive and other severance	2.2	----
Stock-based compensation	0.2	(8.0)
Facilities and other infrastructure costs	(3.4)	(2.5)
Other individually insignificant items	1.5	(3.3)

	$24.3	$21.7

We recorded employee-related costs in research and development expense of $1.5 million during fiscal 2011, and $10.2 million during fiscal 2010, related to deferred Denali acquisition payments and we expect to expense the remaining $0.9 million over the stated retention periods through 2014. For an additional description of the deferred Denali acquisition payments, see Note 4 in our Notes to Consolidated Financial Statements.

General and Administrative

				Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In millions, except percentages)
General and Administrative	$92.9	$86.4	$122.7	$6.5	8%	$(36.3)	(30%	)
Percentage of total revenue	8%	9%	14%

The changes in general and administrative expense were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Bad debt expense (recoveries), net	$9.9	$(38.1)
Salary, benefits and other employee-related costs	3.4	6.6
Impairment of property, plant and equipment	----	(5.6)
Stock-based compensation	(0.5)	1.1
Facilities and other infrastructure costs	(1.2)	(3.5)
Legal and other professional services costs	(2.4)	0.6
Other individually insignificant items	(2.7)	2.6

	$6.5	$(36.3)

We recorded net recoveries of our allowance for doubtful accounts of $6.6 million during fiscal 2011 and $16.5 million during fiscal 2010 because we collected certain receivables that previously had been included in our allowance for doubtful accounts. We had previously recorded reserves for certain customers based on changes in our assessment of collectability for those customers. The principal factor for the assessment at that time was a general deterioration of economic conditions having a significant impact on certain customers. As a result, we recorded $21.6 million of reserves during fiscal 2009 for certain customer balances estimated to be uncollectible at that time. These customers’ business prospects eventually improved, and we were able to collect the majority of those receivables that had previously been reserved, resulting in recoveries of previously reserved bad debts in excess of increases in bad debt reserves for both fiscal 2011 and fiscal 2010. For an additional description of our allowance for doubtful accounts, see Note 8 in our Notes to Consolidated Financial Statements.

Amortization of Acquired Intangibles

				Change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(In millions, except percentages)
Amortization of Acquired Intangibles	$16.5	$14.2	$11.4	$2.3	16%	$2.8	25%

The changes in amortization of acquired intangibles were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Increase due to additions of acquired intangibles	$4.4	$5.1
Decrease due to completed amortization of acquired intangibles	(2.1)	(2.3)

	$2.3	$2.8

Restructuring and Other Charges (Credits)

We initiated multiple restructuring plans in previous years, including a 2009 restructuring plan and a 2010 restructuring plan. For an additional description of these restructuring plans, see Note 7 in our Notes to Consolidated Financial Statements.

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

The following table presents restructuring and other charges (credits) for our restructuring plans:

	Severance and Benefits	Excess Facilities	Other		Total
	(In millions)
Fiscal 2011	$(0.9)	$1.3	$	----	$0.4
Fiscal 2010	5.2	1.2		3.8	10.2
Fiscal 2009	32.1	(0.7)		----	31.4

Restructuring and other charges recorded during fiscal 2010 and fiscal 2009 consisted primarily of costs for severance and termination benefits related to our restructuring plans.

Litigation Charges

In February 2011, we agreed to settle our pending derivative and securities litigation, subject to completion of final settlement documentation by the parties and court approval. Accordingly, we recorded litigation charges of $15.8 million during fiscal 2010. Total settlement costs were $40.0 million, less $24.2 million paid by our insurance carriers. For an additional description of our legal proceedings and this settlement, see Note 16 in our Notes to Consolidated Financial Statements.

Interest Expense

	2011	2010	2009
	(In millions)
Contractual cash interest expense:
2011 Notes	$2.0	$2.7	$3.4
2013 Notes	2.1	2.9	3.8
2015 Notes	9.2	5.0	----
Amortization of debt discount:
2011 Notes	6.8	8.6	10.4
2013 Notes	5.9	7.5	9.0
2015 Notes	13.7	7.0	----
Amortization of deferred financing costs:
2011 Notes	0.7	0.8	1.0
2013 Notes	0.4	0.5	0.6
2015 Notes	1.9	0.9	----
Capitalized interest expense	(0.1)	(0.2)	(0.5)
Other interest expense	0.4	0.6	1.2

Total interest expense	$43.0	$36.3	$28.9

On December 15, 2011, we paid the remaining balance of our 2011 Notes in full. As a result, we expect interest expense to decrease during fiscal 2012, as compared to fiscal 2011, as we will not incur any interest expense or amortization of deferred financing costs for the 2011 Notes during fiscal 2012.

The increase in interest expense during fiscal 2011, as compared to fiscal 2010, was due to interest expense related to the 2015 Notes that were issued in June 2010. For an additional description of our 2015 Notes and 2013 Notes, see Note 3 in our Notes to Consolidated Financial Statements.

Other Income (Expense), net

Other income (expense), net, for fiscal 2011, fiscal 2010 and fiscal 2009 was as follows:

	2011	2010	2009
	(In millions)
Interest income	$1.3	$1.2	$2.6
Gains on sale of non-marketable securities	8.3	4.9	----
Gains on available-for-sale securities and short-term investments	8.0	0.1	2.3
Gains (losses) on securities in the non-qualified deferred compensation trust	(0.5)	2.6	(1.0)
Loss on early extinguishment of debt	----	(5.7)	----
Gains on foreign exchange	0.7	0.4	0.4
Equity loss from investments	(0.1)	(0.1)	(0.5)
Write-down of investments	----	(1.5)	(5.2)
Other income	0.4	0.6	0.4

Total other income (expense), net	$18.1	$2.5	$(1.0)

Certain of our non-marketable securities became marketable during fiscal 2011, and we sold them and recognized a gain of $8.0 million.

Certain of non-marketable securities were other-than-temporarily impaired and we wrote down these non-marketable securities by $1.5 million during fiscal 2010 and $5.2 million during fiscal 2009.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes and the effective tax rates during fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In millions, except percentages)
Provision (benefit) for income taxes	$23.2	$(189.3)	$(3.6)
Effective tax rate	24%	302%	2%

Our fiscal 2011 provision for income taxes is primarily related to $11.4 million of tax expense on certain of our foreign subsidiaries, $5.4 million of excess tax benefits from employee stock compensation that were allocated to stockholder’s equity, and $4.1 million of interest expense on unrecognized tax benefits that was partially offset by $5.0 million of tax benefit from the release of valuation allowance due to the recognition of deferred tax liabilities resulting from a fiscal 2011 business combination.

Our fiscal 2010 benefit for income taxes is primarily related to the decrease in net unrecognized tax benefits and accrued interest of $147.9 million as a result of our effective settlement of certain tax matters with the IRS in August 2010 and the release of $66.7 million of valuation allowance against our deferred tax assets primarily due to the recognition of deferred tax liabilities related to the acquisition of intangibles with Denali in June 2010. Our fiscal 2010 benefit for income taxes included $4.6 million of tax expense for uncertain tax positions that should have been recognized during fiscal 2008 and fiscal 2009. The effects of this tax expense on our Consolidated Financial Statements for fiscal 2010, and prior fiscal years, are not considered material.

During fiscal 2009, a change in United States federal tax law allowed companies to elect to carry back the fiscal 2009 net operating loss for a period of three, four or five years instead of the general two-year carryback period. Our benefit for income taxes during fiscal 2009 is primarily due to $27.3 million of tax benefit from the fiscal 2009 United States federal net operating losses that can be utilized to offset taxable income in prior years, that is partially offset by current year interest expense related to unrecognized tax benefits of $13.3 million, and an increase in unrecognized tax benefits, penalties and interest related to prior year tax positions of $14.5 million. With the exception of the fiscal 2009 United States federal net operating loss that can be utilized in prior years, we recorded a valuation allowance that offset the tax benefit from other fiscal 2009 United States losses and tax credits. The $14.5 million increase in unrecognized tax benefits, penalties and interest during fiscal 2009 included $7.3 million of unrecognized tax benefits, penalties and interest that should have been recognized during multiple periods between fiscal 2004 through fiscal 2008. The effects on our Consolidated Financial Statements for fiscal 2009 and prior periods are not considered material.

We intend to indefinitely reinvest approximately $173.8 million of undistributed earnings of our foreign subsidiaries as of December 31, 2011, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $83.5 million as of December 31, 2011.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more than 50% likely that some portion or all of the deferred tax assets will not be realized. We concluded that a valuation allowance of $375.9 million was required as of December 31, 2011. This represents an increase in valuation allowance of $1.2 million in comparison with the year ended January 1, 2011. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

For an additional description of our income taxes, including the calculation of our valuation allowance, our deferred tax assets, and the status of the IRS examinations, see Note 6 in our Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	As of			Change
	December 31, 2011	January 1, 2011	January 2, 2010	2011 vs. 2010	2010 vs. 2009
	(In millions)
Cash, cash equivalents and Short-term investments	$604.6	$570.1	$571.3	$34.5	$(1.2)
Net working capital*	$48.6	$181.9	$452.8	$(133.3)	$(270.9)

				Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In millions)
Cash provided by operating activities	$240.3	$199.1	$25.6	$41.2	$173.5
Cash used for investing activities	$(56.5)	$(285.1)	$(50.5)	$228.6	$(234.6)
Cash provided by (used for) financing activities	$(144.8)	$59.9	$21.0	$(204.7)	$38.9

*	The decrease in our net working capital as of December 31, 2011, as compared to January 1, 2011, is primarily due to the classification of our 2015 Notes as a current liability as of December 31, 2011.

Cash and Cash Equivalents and Short-term Investments

As of December 31, 2011, our principal sources of liquidity consisted of $604.6 million of cash and cash equivalents and short-term investments, as compared to $570.1 million as of January 1, 2011 and $571.3 million as of January 2, 2010.

Our primary sources of cash during fiscal 2011 and fiscal 2010 were:

•	Customer payments for products, maintenance and services;
•	Proceeds from the issuance of our 2015 Notes during fiscal 2010;
•	Proceeds from the sale of our 2015 Warrants during fiscal 2010;
•	Proceeds from the sale of available-for-sale securities and long-term investments; and
•	Cash received for common stock from stock purchases under our employee stock purchase plan and from the exercise of employee stock options.

Our primary uses of cash during fiscal 2011 and fiscal 2010 were:

•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses, including our restructuring plans;
•	Repurchase of a portion of our 2011 Notes and 2013 Notes during fiscal 2010, and payment of the remaining principal balance of the 2011 Notes during fiscal 2011;
•	Acquisitions payments, net of cash acquired;
•	Payments made to purchase the 2015 Notes Hedges during fiscal 2010;
•	Purchases of treasury stock during fiscal 2010;
•	Purchases of inventory related to our hardware products;
•	Purchases of property, plant and equipment; and
•	Payments related to the anticipated settlement of our securities litigation.

Approximately 50% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of December 31, 2011. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.

We expect that current cash, cash equivalents and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital

The changes in net working capital were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Increase in convertible notes	(150.8)	(143.3)
Decrease in receivables, net	(55.1)	(8.7)
Increase (decrease) in prepaid expenses and other	(14.1)	23.7
Increase (decrease) in short-term investments	(9.7)	10.5
Increase in current portion of deferred revenue	(3.0)	(89.7)
Increase in inventories	4.2	14.9
Increase (decrease) in cash and cash equivalents	44.2	(11.7)
Decrease (increase) in accounts payable and accrued liabilities	51.1	(66.7)
Other individually insignificant items	(0.1)	0.1

	$ (133.3)	$ (270.9)

The decrease in our net working capital as of December 31, 2011, as compared to January 1, 2011, is primarily due to the classification of our 2015 Notes as a current liability as of December 31, 2011.

As of December 31, 2011, the 2015 Notes are convertible into cash from January 1, 2012 through March 31, 2012, because Cadence’s stock price exceeded $9.81 for at least 20 days in the 30 day period prior to December 31, 2011. Accordingly, we classified the net balance of the 2015 Notes of $294.1 million as a current liability on our Consolidated Balance Sheet as of December 31, 2011. The classification of the 2015 Notes as current or long-term on the Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time depending on whether the stock price conversion condition, as described above, has been met in a particular quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on December 31, 2011, we would have recorded an expense of $63.6 million associated with the conversion, comprised of $55.9 million of unamortized debt discount and $7.7 million of unamortized transaction fees.

The classification of the liability associated with the cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, and the 2015 Notes Hedges asset as current or long-term on our Consolidated Balance Sheet corresponds with the classification of the 2015 Notes. As such, we classified the fair value of the 2015 Notes Embedded Conversion Derivative as a current liability on our Consolidated Balance Sheet as of December 31, 2011, which increased our total current liabilities by $215.1 million. We also classified the fair value of the 2015 Notes Hedges as current assets on our Consolidated Balance Sheet as of December 31, 2011, which increased total current assets by $215.1 million. The value of the 2015 Notes Embedded Conversion Derivative liability and the value of the 2015 Notes Hedges asset were offsetting and resulted in no net change to our net working capital as of December 31, 2011.

If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350.0 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, so we do not anticipate a conversion of the 2015 Notes by the note holders between January 1, 2012 and March 31, 2012. However, if the holders of the 2015 Notes elect to convert their notes between January 1, 2012 and March 31, 2012, we expect to have sufficient cash to fund any payment resulting from this conversion.

For an additional description of our 2015 Notes, see “Other Factors Affecting Liquidity and Capital Resources” and Note 3 in our Notes to Consolidated Financial Statements.

Cash Flows from Operating Activities

The changes in net cash provided by operating activities were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Net income (loss), net of non-cash related gains and losses	$10.8	$161.3
Changes in operating assets and liabilities, net of effect of acquired businesses	30.4	18.0
Proceeds from the sale of receivables, net	----	(5.8)

	$41.2	$173.5

Cash flows from operating activities include net income, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.

If our customers experience adverse changes in the future, are not successful in generating sufficient cash or are precluded from securing financing, they may delay purchasing our products and services, or they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not yet experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and cash flows from operations. For an additional description of our accounts receivable and our allowances for doubtful accounts, see Note 8 in our Notes to Consolidated Financial Statements.

In February 2011, all parties to our securities and derivative litigation agreed to settle the litigation for total consideration of $40.0 million, of which $24.2 million was to be paid by our insurance carriers. During fiscal 2011, we paid $16.4 million into a securities litigation settlement fund, which amount included our portion of the settlement consideration plus accrued interest. As of December 31, 2011, we have paid, and our insurance carriers have paid, all amounts specified by the settlement agreement into the securities litigation settlement fund. The settlements are subject to court approval.

We expect to pay an additional $5.0 million related to our previous restructuring activities, primarily for payments related to vacated facilities, net of expected sublease income.

During fiscal 2011, we determined that uncertain tax positions that were subject to the IRS examination of our federal corporation income tax returns for the tax years 2003 through 2009 were effectively settled. We do not expect the effective settlement to result in significant cash payments.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.

Cash Flows from Investing Activities

The changes in net cash from investing activities were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	$214.8	$(243.9)
Proceeds from the sale of available-for-sale securities	9.8	(4.1)
Purchases of property, plant and equipment	3.4	6.5
Investment in venture capital partnerships and equity investments	2.4	(0.7)
Proceeds from sale of long-term investments	(0.5)	10.3
Proceeds from sale of property, plant and equipment	(0.9)	(3.0)
Other individually insignificant items	(0.4)	0.3

	$228.6	$(234.6)

The changes in net cash used in investing activities during fiscal 2011 as compared to fiscal 2010, and during fiscal 2010, as compared to fiscal 2009, is primarily due to cash paid for our acquisition of Denali during fiscal 2010 for an aggregate initial purchase price of $296.8 million. For an additional description of our acquisition of Denali, see Note 4 in our Notes to Consolidated Financial Statements.

In connection with our business combinations and asset acquisitions completed before December 31, 2011, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $30.7 million in cash during the next 52 months.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, business combinations, and making long-term equity investments.

Cash Flows from Financing Activities

During fiscal 2011, we paid the $150.0 million remaining principal balance on the 2011 Notes in full.

During fiscal 2010, we issued $350.0 million principal amount of the 2015 Notes. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges to limit our exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. In separate transactions, we also sold warrants, or the 2015 Warrants, to purchase our common stock at a strike price of $10.78 per share. We used an aggregate of $187.2 million of the net proceeds from the issuance of the 2015 Notes to purchase in the open market $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes, and we repurchased approximately 6.5 million shares of our common stock at a cost of $40.0 million.

In a separate transaction during fiscal 2010, we repurchased in the open market $5.5 million principal amount of our 2013 Notes.

The changes in net cash from financing activities were due to the following:

	Change
	2011 vs. 2010	2010 vs. 2009
	(In millions)
Proceeds from issuance of 2015 Notes, net of issuance costs	$(339.5)	$339.5
Proceeds from sale of 2015 Warrants	(37.5)	37.5
Proceeds from the issuance of common stock	6.1	(14.4)
Tax effect related to employee stock transactions allocated to equity	15.0	(10.8)
Purchases of treasury stock	40.0	(40.0)
Purchase of 2015 Notes Hedges	76.6	(76.6)
Payments of 2011 Notes and 2013 Notes	42.4	(192.4)
Other individually insignificant items	(7.8)	(3.9)

	$(204.7)	$38.9

For an additional description of our 2013 Notes and 2015 Notes, and the conversion terms thereof, see Note 3 in our Notes to Consolidated Financial Statements and “Net Working Capital,” above.

During fiscal 2010, we paid $9.7 million of taxes related to employee stock transactions. See Note 6 in our Notes to Consolidated Financial Statements for further discussion of this payment.

The increase in proceeds from the issuance of common stock during fiscal 2011, as compared to fiscal 2010, resulted from an increase in employee participation in our ESPP, an increase in the exercise of stock options and an increase in our stock price. The decrease in proceeds from the issuance of common stock during fiscal 2010, as compared to fiscal 2009, is primarily due to decreased purchase limits under our ESPP, which became effective during fiscal 2009.

We recorded losses on the reissuance of treasury stock of $16.6 million during fiscal 2011, $87.4 million during fiscal 2010 and $213.4 million during fiscal 2009.

As of December 31, 2011, we have $814.4 million remaining under the stock repurchase programs authorized by our Board of Directors. See Note 13 in our Notes to Consolidated Financial Statements.

Other Factors Affecting Liquidity and Capital Resources

As of December 31, 2011, we have convertible notes outstanding with a net liability value of approximately $426.0 million, which mature between December 15, 2013 and June 1, 2015. The principal maturity value of these convertible notes is approximately $494.7 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be contractually due upon conversion.

In the case of our 2015 Notes, we will owe additional cash to the note holders upon early conversion if our stock price exceeds $7.55 per share. We entered into hedges with counterparties to limit our exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders upon conversion. In separate transactions, we sold warrants with a strike price of $10.78 per share. Although our incremental cash payout exposure above the conversion price is limited by the hedges to the $350.0 million outstanding principal value of the 2015 Notes, we will experience dilution to our stock and to our diluted earnings per share from the outstanding warrants to the extent our stock price exceeds $10.78. Additionally, holders may convert their 2015 Notes into cash during the quarters our stock price closes above $9.81 for at least 20 days in the 30 day period preceding the end of each fiscal quarter. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely would exceed the cash received upon conversion. If holders of the 2015 Notes were to choose to convert at a time in which the notes are convertible, it could have a significant negative impact on our cash and liquidity.

In the case of our 2013 Notes, we may owe shares of our common stock to the note holders upon conversion if our stock price exceeds $21.15 per share. We entered into hedges with counterparties to limit our exposure to the dilution that may result from the issuance of shares upon conversion of the 2013 Notes. In separate transactions, we sold warrants with a strike price of $31.50 per share. We will experience dilution to our stock and to diluted earnings per share from the outstanding warrants to the extent our stock price exceeds $31.50.

We expect to fund the maturity of the 2013 Notes in December 2013 with our cash on hand and future cash flows from operations. The 2013 Notes could become convertible prior to their maturity if certain conversion conditions are met. However, we do not currently expect any of the conversion conditions to be met prior to the maturity of the 2013 Notes. We believe that we will have sufficient cash in future periods to service the maturities of our 2015 Notes, but future changes in our cash position, cash flows from operating activities, cash flows from investing activities, cash flows from financing activities, as well as general business levels and changes in our access to financing may impact our future ability to settle the principal amount payable to the holders of the 2013 Notes and 2015 Notes when they mature or convert.

For an additional description of the 2015 Notes and 2013 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 3 in our Notes to Consolidated Financial Statements and “Net Working Capital,” above.

Income Taxes

We provide for United States income taxes on earnings of our foreign subsidiaries unless the earnings are considered indefinitely invested outside the United States. As of December 31, 2011, we had a deferred tax liability of $5.6 million related to $5.4 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which we have previously accrued income tax expense.

We intend to indefinitely reinvest approximately $173.8 million of undistributed earnings of our foreign subsidiaries as of December 31, 2011, to meet the working capital and long-term capital needs of our foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was approximately $83.5 million as of December 31, 2011.

During fiscal 2011, we determined that uncertain tax positions that were subject to the IRS examinations of our federal income tax returns for the tax years 2003 through 2009 were effectively settled. During fiscal 2011, we made additional cash payments of approximately $4.1 million to the IRS and to various state and local tax authorities to cover the significant portion of our remaining tax liabilities related to these settlements.

As of December 31, 2011, we had long-term income tax liabilities related to unrecognized tax benefits of $71.2 million. For an additional description of the income tax liabilities related to unrecognized tax benefits, see the discussion under the heading “Contractual Obligations.”

Contractual Obligations

A summary of our contractual obligations as of December 31, 2011 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$80.9	$20.4	$28.3	$18.6	$13.6
Purchase obligations(4)	35.6	27.9	5.5	2.2	----
2023 Notes(1)	0.2	----	0.2	----	----
2013 Notes	144.5	----	144.5	----	----
2015 Notes(3)	350.0	350.0	----	----	----
Contractual interest payments	36.5	11.4	20.5	4.6	----
Current income tax payable and unrecognized tax benefits	6.5	6.5	----	----	----
Other long-term contractual obligations (2),(3)	88.1	----	76.8	1.9	9.4

Total	$742.3	$416.2	$275.8	$27.3	$23.0

(1)

The 2023 Notes are due in August 2023. However, the holders of the 2023 Notes can require us to repurchase for cash the remaining portion of the 2023 Notes on August 15, 2013 for 100.00% of the principal amount. Therefore, we have included $0.2 million of principal of the 2023 Notes on the potential repurchase of the 2023 Notes in the 1-3 Years column in the table above.

(2)

Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $71.2 million, and of that amount we estimate that $67.9 million will be paid or settled within 1 to 3 years. We did not include the remaining long-term income tax liabilities of $3.3 million in the table above, because we estimated that this liability can be offset by available net operating loss and tax credit carryforwards, and that future cash payments will not be required to settle this liability. However, the total amounts of income tax payable and the timing of such tax payments may depend upon the resolution of current and future tax examinations that cannot be estimated with certainty. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisition-related liabilities.

(3)

Holders of the 2015 Notes can convert their 2015 Notes into cash during a fiscal quarter if the closing price of our common stock exceeds $9.81 for at least 20 days in the 30 day period preceding the end of the preceding fiscal quarter. This conversion condition was met for the 2015 Notes during the three months ended December 31, 2011, and the 2015 Notes are convertible into cash from January 1, 2012 through March 31, 2012. Accordingly, we classified the net balance of the 2015 Notes of $294.1 million as a current liability on our Consolidated Balance Sheet as of December 31, 2011. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, so we do not anticipate a conversion of the 2015 Notes by the note holders between January 1, 2012 and March 31, 2012.

(4)

With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of December 31, 2011 or the earliest cancellation date.

In connection with our acquisitions completed before December 31, 2011, we would be obligated to pay up to an aggregate of $30.7 million in cash during the next 52 months if certain defined performance goals are achieved in full.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards

In June of 2011, the Financial Accounting Standards Board issued new accounting standards regarding the presentation of comprehensive income (loss) in the financial statements. The new standard requires presentation of the components of net income (loss), the components of other comprehensive income (loss) and total comprehensive income (loss), either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. The new standard eliminates the option to present the components of other comprehensive income (loss) as part of the statement of stockholders’ equity and comprehensive income (loss). The new guidance will be effective on a retrospective basis in the first quarter of fiscal 2012. We are currently assessing the impact of adoption of the guidance on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

A material portion of our revenue, expenses and business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies that can affect our results of operations. In certain countries where we invoice customers in the local currency, Japan in particular, our revenues are benefited from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our operating expenses are benefited from a stronger dollar and are adversely affected by a weaker dollar. Most of our revenue is transacted in US dollars. The fluctuations in our operating expenses outside the United States resulting from volatility in the US dollar against certain foreign currencies are not generally moderated by corresponding fluctuations in our revenues.

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

The following table provides information, as of December 31, 2011, about our forward foreign currency contracts. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted-average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during February 2012.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
Japanese yen	$27.5	77.43
Indian rupee	12.6	53.68
British pound	12.1	1.56
European Union euro	10.7	1.32
Canadian dollar	9.8	1.03
New Taiwan dollar	6.5	30.26
Chinese Renminbi	5.0	6.36
Other	5.7	N/A

Total	$89.9

Estimated fair value	$0.2

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

We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer, other than the United States of America, or the U.S. As part of our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk, reinvestment risk and sovereign debt risk of issuers other than the U.S. We mitigate default risk by investing in only high quality credit securities that we believe to have low credit risk, and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor, including any sovereign debt issuer other than the U.S. The short-term interest-bearing portfolio of cash and cash equivalents includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of December 31, 2011. The following table presents the carrying value and related weighted-average interest rates for our interest-bearing instruments, which are all classified as cash and cash equivalents on our Consolidated Balance Sheet as of December 31, 2011.

	Carrying Value	Average Interest Rate
	(In millions)
Interest-Bearing Instruments:
Cash equivalents – variable rate	$484.1	0.02%
Cash – variable rate	71.7	0.29%
Cash – fixed rate	9.6	6.17%

Total interest-bearing instruments	$565.4	0.16%

Equity Price Risk

Convertible Notes

Our 2015 Notes and 2013 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our common stock. The amount of cash or number of shares that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.

For an additional description of our 2015 Notes and 2013 Notes, see Note 3 in our Notes to Consolidated Financial Statements and “Liquidity and Capital Resources — Other Factors Affecting Liquidity and Capital Resources,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable equity securities. Our equity investments are made primarily in connection with our strategic investment program. Under this program, from time to time, we make cash investments in companies with technologies that are aligned with our strategic objectives. For an additional description of these investments, see Note 10 in our Notes to Consolidated Financial Statements. Our investments in non-marketable equity securities had a carrying value of $10.5 million as of December 31, 2011 and $9.3 million as of January 1, 2011.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data – Unaudited

	2011				2010
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue(1)	$308,006	$292,457	$283,270	$226,102	$249,018	$237,934	$227,064	$221,938

Cost of revenue	48,765	49,818	51,406	45,167	38,849	39,819	39,160	38,615

Net income (loss) (1),(2),(3),(4)	10,892	28,106	26,908	6,323	(37,037)	126,753	48,607	(11,785)

Net income (loss) per share – basic (1),(2),(3),(4)	0.04	0.11	0.10	0.02	(0.14)	0.49	0.19	(0.04)
Net income (loss) per share – diluted(1),(2),(3),(4)	0.04	0.10	0.10	0.02	(0.14)	0.48	0.18	(0.04)

(1)

We adopted new revenue recognition accounting standards on January 2, 2011 for revenue arrangements that include both hardware and software elements. For an additional description of, and disclosures regarding this adoption, see Note 2 in our Notes to Consolidated Financial Statements.

(2)

During the third quarter of fiscal 2010, we recorded a $148.3 million benefit for income taxes due to effectively settling the IRS examination of our federal income tax returns for the tax years 2000 through 2002. During the second quarter of 2010, we recognized a $66.7 million benefit for income taxes due to the release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with our acquisition of Denali. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in our Notes to Consolidated Financial Statements.

(3)

In February 2011, we agreed to settle our pending derivative and securities litigation, currently pending court approval. Accordingly, we recorded litigation charges of $15.8 million during the fourth quarter of fiscal 2010. For an additional description of our legal proceedings and this settlement, see Note 16 in our Notes to Consolidated Financial Statements.

(4)	During the fourth quarter of fiscal 2010, we initiated a restructuring plan and recorded $13.2 million of restructuring charges, primarily related to this restructuring plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.

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

Based on their evaluation as of December 31, 2011, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cadence, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Item 15, “Exhibits and Financial Statement Schedules.”

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 – Election of Directors” and “Other Matters – Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2012 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.

The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance – Code of Business Conduct” in Cadence’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors – Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors – Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors – Director Independence” in Cadence’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2011 and 2010” in Cadence’s definitive proxy statement for its 2012 Annual Meeting of Stockholders.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Page
(a)1. Financial Statements
• Reports of Independent Registered Public Accounting Firm	60
• Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011	62
• Consolidated Statements of Operations for the three fiscal years ended December 31, 2011	63
• Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three fiscal years ended December 31, 2011	64
• Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2011	65
• Notes to Consolidated Financial Statements	66

(a)2. Financial Statement Schedules
II. Valuation and Qualifying Accounts and Reserves	111
All other schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)3. Exhibits	114

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cadence Design Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as set forth under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for multiple element revenue transactions in fiscal 2011 resulting from the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cadence Design Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cadence Design Systems, Inc.:

We have audited Cadence Design Systems, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cadence Design Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.

/s/ KPMG LLP

Santa Clara, California

February 23, 2012

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and January 1, 2011

(In thousands, except par value)

ASSETS

	2011	2010
Current Assets:
Cash and cash equivalents	$601,602	$557,409
Short-term investments	3,037	12,715
Receivables, net of allowances of $0 and $7,604, respectively	136,772	191,893
Inventories	43,243	39,034
2015 Notes Hedges	215,113	----
Prepaid expenses and other	64,216	78,355

Total current assets	1,063,983	879,406
Property, plant and equipment, net	262,517	285,115
Goodwill	192,125	158,893
Acquired intangibles, net	173,234	179,198
Installment contract receivables	11,371	23,380
2015 Notes Hedges	----	130,211
Other assets	58,039	75,913

Total Assets	$1,761,269	$1,732,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$294,061	$143,258
2015 Notes Embedded Conversion Derivative	215,113	----
Accounts payable and accrued liabilities	165,791	216,864
Current portion of deferred revenue	340,401	337,426

Total current liabilities	1,015,366	697,548

Long-Term Liabilities:
Long-term portion of deferred revenue	73,959	85,400
Convertible notes	131,920	406,404
2015 Notes Embedded Conversion Derivative	----	130,211
Other long-term liabilities	128,894	135,899

Total long-term liabilities	334,773	757,914

Commitments and Contingencies (Notes 4, 6, 16 and 17)
Stockholders’ Equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	----	----
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 272,680 as of December 31, 2011; 267,116 as of January 1, 2011	1,733,884	1,715,541
Treasury stock, at cost; 33,358 shares as of December 31, 2011; 38,922 shares as of January 1, 2011	(290,462)	(353,090)
Accumulated deficit	(1,083,245)	(1,138,853)
Accumulated other comprehensive income	50,953	53,056

Total stockholders’ equity	411,130	276,654

Total Liabilities and Stockholders’ Equity	$1,761,269	$1,732,116

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three fiscal years ended December 31, 2011

(In thousands, except per share amounts)

	2011	2010	2009
Revenue:
Product	$640,836	$471,598	$400,773
Services	116,692	100,891	106,555
Maintenance	392,307	363,465	345,304

Total revenue	1,149,835	935,954	852,632

Costs and Expenses:
Cost of product	69,657	31,421	32,114
Cost of services	81,498	82,968	90,536
Cost of maintenance	44,001	42,054	46,593
Marketing and sales	323,798	305,558	286,833
Research and development	400,745	376,413	354,703
General and administrative	92,863	86,394	122,648
Amortization of acquired intangibles	16,536	14,160	11,420
Restructuring and other charges	360	10,152	31,376
Litigation charges	----	15,800	----

Total costs and expenses	1,029,458	964,920	976,223

Income (loss) from operations	120,377	(28,966)	(123,591)
Interest expense	(43,025)	(36,343)	(28,872)
Other income (expense), net	18,074	2,541	(1,042)

Income (loss) before provision (benefit) for income taxes	95,426	(62,768)	(153,505)
Provision (benefit) for income taxes	23,197	(189,306)	(3,634)

Net income (loss)	$72,229	$126,538	$(149,871)

Net income (loss) per share – basic	$0.27	$0.49	$(0.58)

Net income (loss) per share – diluted	$0.27	$0.48	$(0.58)

Weighted average common shares outstanding – basic	263,892	260,787	257,782

Weighted average common shares outstanding – diluted	270,816	265,871	257,782

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the three fiscal years ended December 31, 2011

(In thousands)

	Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value and Capital in Excess of Par
BALANCE, JANUARY 3, 2009	257,857	$1,659,302	$(695,152)	$(814,679)	$37,242	$186,713

Comprehensive loss:
Net loss	----	----	----	(149,871)	----	(149,871)
Other comprehensive income, net of taxes (Note 15)	----	----	----	----	6,028	6,028

Total comprehensive loss, net of taxes						(143,843)

Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	11,824	(28,504)	269,801	(213,433)	----	27,864
Stock received for payment of employee taxes on vesting of restricted stock	(1,032)	----	(5,959)	----	----	(5,959)
Tax effect related to employee stock transactions allocated to equity	----	(299)	----	----	----	(299)
Stock-based compensation expense	----	50,266	----	----	----	50,266
Unrecognized tax benefit adjustment	----	(6,369)	----	----	----	(6,369)

BALANCE, JANUARY 2, 2010	268,649	$1,674,396	$(431,310)	$(1,177,983)	$43,270	$108,373

Comprehensive income:
Net income	----	----	----	126,538	----	126,538
Other comprehensive income, net of taxes (Note 15)	----	----	----	----	9,786	9,786

Total comprehensive income, net of taxes						136,324

Purchase of treasury stock	(6,493)	----	(39,997)	----	----	(39,997)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	6,201	(26,116)	127,157	(87,408)	----	13,633
Stock received for payment of employee taxes on vesting of restricted stock	(1,241)	(794)	(8,940)	----	----	(9,734)
Proceeds from sale of 2015 Warrants	----	37,450	----	----	----	37,450
Proceeds from termination of 2011 Notes Hedges and 2013 Notes Hedges	----	311	----	----	----	311
Extinguishment of equity component related to the repurchase of 2011 Notes and 2013 Notes	----	(5,617)	----	----	----	(5,617)
Tax effect related to employee stock transactions allocated to equity	----	(9,917)	----	----	----	(9,917)
Stock-based compensation expense	----	43,180	----	----	----	43,180
Unrecognized tax benefit adjustment	----	2,648	----	----	----	2,648

BALANCE, JANUARY 1, 2011	267,116	$1,715,541	$(353,090)	$(1,138,853)	$53,056	$276,654

Comprehensive income:
Net income	----	----	----	72,229	----	72,229
Other comprehensive loss, net of taxes (Note 15)	----	----	----	----	(2,103)	(2,103)

Total comprehensive income, net of taxes						70,126

Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	6,804	(38,844)	75,179	(16,621)	----	19,714
Stock received for payment of employee taxes on vesting of restricted stock	(1,240)	(1,673)	(12,551)	----	----	(14,224)
Tax effect related to employee stock transactions allocated to equity	----	5,403	----	----	----	5,403
Stock options assumed in acquisitions	----	1,599	----	----	----	1,599
Stock-based compensation expense	----	43,587	----	----	----	43,587
Unrecognized tax benefit adjustment	----	8,271	----	----	----	8,271

BALANCE, DECEMBER 31, 2011	272,680	$1,733,884	$(290,462)	$(1,083,245)	$50,953	$411,130

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three fiscal years ended December 31, 2011

(In thousands)

	2011	2010	2009
Cash and Cash Equivalents at Beginning of Year	$557,409	$569,115	$568,255

Cash Flows from Operating Activities:
Net income (loss)	72,229	126,538	(149,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	91,648	88,335	93,139
Amortization of debt discount and fees	29,266	25,352	20,912
Loss on extinguishment of debt	----	5,705	----
Stock-based compensation	43,588	43,460	54,706
(Gain) loss on investments, net	(15,737)	(5,984)	4,396
Non-cash restructuring and other charges (credits)	240	4,086	(358)
Tax impact of convertible notes interest	8,486	----	----
Impairment of property, plant and equipment	----	491	6,730
Deferred income taxes	(7,811)	(64,191)	(3,438)
Proceeds from the sale of receivables, net	----	----	5,827
Provisions (recoveries) for losses (gains) on trade and installment contract receivables, net	(6,596)	(17,098)	20,947
Other non-cash items	3,196	1,039	(759)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	14,388	(33,459)	61,966
Installment contract receivables	62,397	104,834	114,346
Inventories	(6,820)	(26,528)	3,896
Prepaid expenses and other	20,053	(22,392)	(1,393)
Other assets	(2,220)	8,604	12,044
Accounts payable and accrued liabilities	(46,950)	60,281	(94,851)
Deferred revenue	(13,408)	62,531	(95,135)
Other long-term liabilities	(5,607)	(162,461)	(27,467)

Net cash provided by operating activities	240,342	199,143	25,637

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale securities	9,793	----	4,135
Proceeds from the sale of short-term investments	----	317	----
Proceeds from the sale of long-term investments	9,791	10,276	----
Proceeds from the sale of property, plant and equipment		900	3,864
Purchases of property, plant and equipment	(31,421)	(34,782)	(41,308)
Investment in venture capital partnerships and equity investments	(608)	(3,000)	(2,300)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(44,052)	(258,823)	(14,900)

Net cash used for investing activities	(56,497)	(285,112)	(50,509)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(5,842)	(3,540)	(2,467)
Proceeds from issuance of 2015 Notes	----	350,000	----
Payment of 2011 Notes and 2013 Notes	(150,000)	(192,364)	----
Payment of 2015 Notes issuance costs	----	(10,532)	----
Purchase of 2015 Notes Hedges	----	(76,635)	----
Proceeds from termination of 2011 and 2013 Notes Hedges	----	311	----
Proceeds from sale of 2015 Warrants	----	37,450	----
Tax effect related to employee stock transactions allocated to equity	5,549	(9,458)	1,383
Proceeds from issuance of common stock	19,714	13,643	28,010
Stock received for payment of employee taxes on vesting of restricted stock	(14,225)	(8,940)	(5,959)
Purchases of treasury stock	----	(39,997)	----

Net cash provided by (used for) financing activities	(144,804)	59,938	20,967

Effect of exchange rate changes on cash and cash equivalents	5,152	14,325	4,765

Increase (decrease) in Cash and cash equivalents	44,193	(11,706)	860

Cash and Cash Equivalents at End of Year	$601,602	$557,409	$569,115

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1. CADENCE

Cadence develops electronic design automation, or EDA, software, hardware, verification intellectual property, or VIP, and design intellectual property, or Design IP. Cadence licenses software, VIP and Design IP, sells or leases hardware technology, provides maintenance for its software, VIP and Design IP and hardware and provides engineering and education services to help manage and accelerate product development processes for electronics. Cadence’s customers use its products and services to design and develop complex integrated circuits, or ICs, and electronics systems.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Cadence’s fiscal year end is the Saturday closest to December 31. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence. Certain prior period balances have been reclassified to conform to the current period presentation.

Cadence adopted new revenue recognition standards on the first day of fiscal 2011. For an additional description of Cadence’s adoption of these standards, see “Revenue Recognition” below.

Use of Estimates

Preparation of the Consolidated Financial Statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Cadence considers all highly liquid debt instruments, including commercial paper, European Union euro time deposits, repurchase agreements and certificates of deposit, with remaining maturities of three months or less at the time of purchase, to be cash equivalents. Investments with maturities between three months and one year are classified as short-term investments.

Foreign Operations

Cadence transacts business in various foreign currencies. The United States dollar is the functional currency of Cadence’s consolidated entities operating in the United States and certain foreign subsidiaries. The functional currency for Cadence’s other consolidated entities operating outside of the United States is generally the local country’s currency, which is the primary currency in which the entities generate and expend cash.

Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Cadence includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in stockholders’ equity as a component of accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions of a monetary nature in the Consolidated Statements of Operations.

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
•

Remix among the software products delivered at the outset of the arrangement, as specified in the particular agreement, as well as the right to remix into other unspecified additional software products that may become available during the term of the arrangement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement.

In general, revenue associated with subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. Subscription license revenue is allocated to product and maintenance revenue based on vendor specific objective evidence, or VSOE, of fair value of the undelivered maintenance that was established in connection with the sale of Cadence’s licenses that contain stated annual renewal rates.

Term licenses – Cadence’s term license arrangements offer customers the right to:

•	Access and use all software products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to four years, with no rights to return; and
•

Remix among the software products delivered at the outset of the arrangement, as specified in the particular agreement, so long as the cumulative value of all products in use does not exceed the total license fee determined at the outset of the arrangement.

In general, product revenue associated with term licenses that include a stated annual maintenance renewal rate is recognized upon the later of the effective date of the arrangement or delivery of the software product, and maintenance revenue is recognized ratably over the maintenance term. In general, product revenue and maintenance revenue associated with term licenses that do not include a stated annual maintenance renewal rate is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. The allocation to maintenance revenue is based on VSOE of fair value of the undelivered maintenance that was established in connection with the sale of Cadence’s term licenses that contain stated annual renewal rates.

Perpetual licenses – Cadence’s perpetual licenses consist of software licensed on a perpetual basis with no right to return or exchange the licensed software. In general, revenue associated with perpetual licenses is recognized upon the later of the effective date of the license or delivery of the licensed product.

Timing of Revenue Recognition

Cadence begins revenue recognition when persuasive evidence of an arrangement exists, all specified deliverables have been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable. For software arrangements where product revenue is recognized upon delivery, VSOE of all undelivered elements must also exist.

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

Product delivery – Software and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when Cadence provides the customer access to the software. Occasionally, Cadence will deliver the software on a DVD with standard transfer terms of free-on-board, or F.O.B., shipping point. Cadence’s software license agreements generally do not contain conditions for acceptance. With respect to hardware, delivery of an entire system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment and delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.

Fee is fixed or determinable – Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial up-front payment, Cadence only considers that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. Cadence has a history of collecting receivables under installment contracts of up to five years for which the fee has been assessed as fixed or determinable.

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

Collection is probable – Cadence assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history, its current creditworthiness and geographic location. If in Cadence’s judgment collection of a fee is not probable, Cadence does not record revenue until the uncertainty is removed, which is generally upon receipt of cash payment.

Vendor-specific objective evidence of fair value – Cadence’s VSOE for certain elements of an arrangement is based upon the pricing in comparable transactions when the element is sold separately. VSOE for maintenance is based upon the customer’s stated annual renewal rates. VSOE for services is based on the price charged when the services are sold separately. Cadence has not established VSOE for certain products, including licenses that include the right to receive unspecified future software products, or for annual maintenance that is not cancellable by the customer.

For multiple element arrangements, or MEAs, involving hardware elements, VSOE is the first method to determine the standalone selling price to be used for allocating consideration to the respective deliverables. See the heading “Adoption of New Accounting Principles” below for a more detailed description of Cadence’s revenue recognition of its hardware products.

For MEAs involving only software and software-related deliverables, VSOE must exist to allocate the total fee among all delivered and undelivered elements. If VSOE of all undelivered elements exists, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized up-front as the elements are delivered. If VSOE does not exist for all elements to support the allocation of the total fee among all elements of the arrangement, or if VSOE does not exist for all undelivered elements to apply the residual method, revenue is recognized ratably over the term of the undelivered elements. Cadence’s experience has been that it is able to determine VSOE for maintenance when a stated annual renewal rate is included in the arrangement.

Other Factors Affecting Revenue Recognition

Multiple element arrangement – An MEA is any arrangement that includes or contemplates rights for a combination of software or hardware products, software license types, services, training or maintenance in a single arrangement. From time to time, Cadence may include individual deliverables in separately priced and separately executed contracts with the same customer. Cadence evaluates all relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Significant judgment can be involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement.

Finance fee revenue – Finance fees result from discounting to present value the product revenue derived from installment contracts in which the payment terms extend beyond one year from the effective date of the contract. Finance fees are recognized using a method that approximates the effective interest method over the relevant license term and are classified as product revenue. Finance fee revenue represented less than 1% of total revenue during each of fiscal 2011 and fiscal 2010, and approximately 2% of total revenue during fiscal 2009. Upon the sale of an installment contract, Cadence recognizes the remaining finance fee revenue associated with the installment contract.

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

Adoption of New Accounting Principles

Cadence adopted new revenue recognition accounting standards on the first day of fiscal 2011 for revenue arrangements that include both hardware and software elements. These new standards require companies to account for product or service deliverables separately rather than as one combined unit in an MEA.

Prior to the adoption of these new revenue recognition accounting standards, Cadence was required to apply the software revenue recognition accounting standards whenever Cadence sold hardware and software products in an MEA. Under the new standards, hardware products containing software components and nonsoftware components that function together to deliver the hardware product’s essential functionality are excluded from the software revenue recognition accounting standards. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue recognition accounting standards.

As a result of adopting the new revenue recognition accounting standards, whenever Cadence sells hardware and software products in one MEA, Cadence generally recognizes revenue related to the sale of the hardware product upon delivery and not over the term of the software license, which is earlier than when Cadence would have recognized revenue before adoption of the new standards. If Cadence had accounted for all MEAs entered into on or after January 2, 2011 under the software revenue recognition accounting standards, regardless of whether they included hardware, revenue for fiscal 2011 would have been lower by $15.4 million.

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

The new accounting standards do not generally change the separate elements identified in Cadence’s revenue transactions. For MEAs that contain software and nonsoftware elements, Cadence allocates the consideration to software or software-related elements as a group, and to any nonsoftware element separately based on the standalone selling price hierarchy. The consideration allocated to each element is then recognized as revenue when the basic revenue recognition criteria are met for each element. Once the consideration is allocated to the group of software and software-related elements, it then follows the recognition principles of software revenue recognition accounting standards. The residual method is no longer allowed when allocating consideration for arrangements under these new accounting standards.

The most significant impact of the adoption of the new revenue recognition accounting standards is the timing of revenue recognition for Cadence’s hardware products when sold with other hardware products or with software licenses for which revenue is recognized ratably. Under the software revenue recognition accounting standards, revenue was recognized when all undelivered elements had VSOE. In an arrangement that included multiple hardware products, revenue for the delivered hardware products was required to be deferred until the final hardware product was delivered. In these arrangements, the time period between shipment of the first hardware product and the last hardware product can vary, generally ranging from one to four quarters. Under the newly adopted revenue recognition accounting standards, the consideration allocated to each hardware product is recognized as revenue upon the respective delivery of each hardware product. In addition, if a hardware product is sold with nonessential software licenses, hardware revenue will no longer be recognized ratably over the software license term.

Cadence adopted these new accounting standards on a prospective basis. Therefore, revenue will continue to be recognized in future periods under the software revenue recognition accounting standards for arrangements that were entered into on or prior to January 1, 2011. Cadence began applying the new accounting standards for arrangements entered into or materially modified on or after January 2, 2011. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that Cadence reports in a particular period.

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

Cadence calculates the ESP of its hardware products based on its pricing practices, including the historical average prices charged for comparable hardware products. Cadence’s process for determining ESP for its software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the ESPs include prices charged by Cadence for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing ESPs, Cadence may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.

Cadence generally has a minimum of two deliverables contained in arrangements involving the sale of its hardware. The first deliverable is the hardware product and software essential to the functionality of the hardware product delivered at the time of sale, and the second deliverable is the right to receive maintenance on the hardware product and its software. Cadence allocates consideration between these deliverables based on the relative standalone selling price for each deliverable. Consideration allocated to the hardware product and its essential software is recognized as revenue at the time of delivery provided all other conditions for revenue recognition have been met. Consideration allocated to maintenance is deferred and recognized as revenue on a straight-line basis over the respective maintenance terms.

Derivative Financial Instruments

Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. The forward contracts are not designated as accounting hedges and, therefore, the unrealized gains and losses are recognized in other income (expense), net, in advance of the actual foreign currency cash flows. The fair value of these forward contracts is recorded in accrued liabilities or in other current assets. These forward contracts are not used for trading purposes and generally have maturities of 90 days or less.

Receivables

Cadence’s receivables, net includes invoiced accounts receivable and the current portion of unbilled installment contract receivables. Installment contract receivables represent amounts Cadence has recorded as revenue for which payments from a customer are due over time. Cadence’s accounts receivable and installment contract receivables were initially recorded at fair value. Cadence discounts the total product portion of each customer arrangement to reflect the interest component of the arrangement and amortizes the interest component of the transaction. The interest component is recognized as product revenue over the period in which payments are made and balances are outstanding, using a method that approximates the effective interest method. Cadence determines the discount rate when the arrangement is entered into based upon the current credit rating of the customer at that time. Cadence resets the discount rate periodically considering changes in prevailing interest rates but does not adjust previously discounted balances. Cadence’s long-term installment contract receivables balance includes installment contract receivable balances to be invoiced more than one year after each balance sheet date.

Allowances for Doubtful Accounts

Each fiscal quarter, Cadence assesses its ability to collect outstanding receivables, and provides allowances for a portion of its receivables when collection is not probable. Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand and the overall economic climate in the industries that Cadence serves. Provisions are made based upon a specific review of customer receivables and are recorded in operating expenses.

Inventories

Inventories are stated at the lower of cost or market value. Cadence’s inventories include high technology parts and components for complex computer systems that emulate the performance and operation of computer IC and electronic systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s policy is to reserve for inventory in excess of 12-month demand or for other known obsolescence or realization issues.

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

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost. Depreciation and amortization are generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	2-7 years
Buildings	25-32 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	3-5 years
Equipment	3-5 years

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $4.0 million, $5.2 million and $10.5 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Cadence recorded depreciation and amortization expense of $55.3 million, $61.7 million and $69.4 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively, for property, plant and equipment. Cadence did not record any significant impairments of property, plant and equipment during fiscal 2011. Cadence impaired certain long-lived assets of $0.5 million during fiscal 2010 and $6.7 million during fiscal 2009, and these charges are included in Cadence’s operating expenses in the Consolidated Statements of Operations.

Software Development Costs

Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2011, fiscal 2010 and fiscal 2009 have not been material.

Goodwill

Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence’s single reporting unit may be less than its carrying amount. Cadence’s goodwill impairment test consists of two steps. The first step requires that Cadence compare the estimated fair value of its single reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, Cadence would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

Long-lived Assets, Including Acquired Intangibles

Cadence’s definite-lived long-lived assets consist of property, plant and equipment and other acquired intangibles. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The original lives assigned are from one to twelve years. Cadence reviews its definite-lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that the carrying amount of an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value.

Marketable Securities

Cadence considers all of its investments in marketable equity securities as available-for-sale. Available-for-sale equity securities are carried at fair value, with the unrealized gains and losses presented net of tax and reported as a separate component of other comprehensive income. Realized gains and losses are determined using the specific identification method. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations as other income (expense), net. Losses are recognized as realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred.

Non-Marketable Securities

Cadence’s non-marketable securities include investments in privately-held companies. These investments are initially recorded at cost and are included in other assets in the Consolidated Balance Sheets. Cadence accounts for these investments using either the cost method or the equity method of accounting. Cadence reviews the fair value of its non-marketable securities on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. Cadence considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its review. If Cadence determines the carrying value of an investment exceeds its fair value, and that difference is other than temporary, Cadence writes down the value of the investment to its fair value. Cadence records investment write-downs in other income (expense), net, in the Consolidated Statements of Operations.

Nonqualified Deferred Compensation Trust

Executive officers, senior management and members of Cadence’s Board of Directors may elect to defer compensation payable to them under Cadence’s 1994 Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected investments.

The selected investments held in the NQDC trust are classified as trading securities. Trading securities are carried at fair value, with the unrealized gains and losses recognized in the Consolidated Statements of Operations as other income (expense), net. These trading securities are classified in other assets in the Consolidated Balance Sheets because the securities are not available for Cadence’s use in its operations.

Cadence’s obligation with respect to the NQDC trust is recorded in other long-term liabilities on the Consolidated Balance Sheets. Increases and decreases in the NQDC trust liability are recorded as compensation expense in the Consolidated Statements of Operations.

Deferred Revenue

Deferred revenue arises when customers are billed for products or services in advance of revenue recognition. Cadence’s deferred revenue consists primarily of unearned revenue on maintenance and product licenses for which revenue is recognized over the duration of the license. The fees under product licenses for which revenue is not recognized immediately and for maintenance in connection with term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the 12-month maintenance term.

Comprehensive Income (Loss)

Other comprehensive income (loss) is reported as a component of stockholders’ equity and includes foreign currency translation gains and losses, changes in defined benefit plan liabilities, and unrealized gains and losses on marketable securities that are available-for-sale. Cadence reports comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

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

Restructuring Charges

Cadence records restructuring charges with customary termination benefits when the costs are both probable and estimable. Cadence records restructuring charges with non-standard termination benefits when the plan has been communicated to the affected employees.

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

In addition, Cadence has recorded estimated provisions for termination benefits and outplacement costs, long-term asset impairments and other restructuring costs. Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Subsequent adjustments to restructuring accruals are classified in restructuring and other charges in the Consolidated Statements of Operations.

Stock-Based Compensation

Cadence recognizes the cost of employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense, less expected forfeitures, over the requisite service period, which is typically the vesting period. Cadence recognizes stock-based compensation expense on the straight-line method for awards that only contain a service condition and on the graded-vesting method for awards that contain both a service and performance condition.

Treasury Stock

Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the Consolidated Statements of Stockholders’ Equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of accumulated deficit in the Consolidated Statements of Stockholders’ Equity. Cadence recorded losses on the reissuance of treasury stock as a component of accumulated deficit of $16.6 million, $87.4 million and $213.4 million, during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Concentrations of Credit Risk

Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Cadence’s customers are primarily concentrated within the semiconductor sector.

Credit exposure related to Cadence’s foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.

Cadence is party to certain hedge transactions related to its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, and its 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. Cadence is subject to the risk that the counterparties to these hedge transactions may not be able to fulfill their obligations under these hedge transactions.

Advertising

Cadence expenses the costs of advertising as incurred. Advertising expense was $7.5 million, $8.6 million and $6.7 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively, and is included in marketing and sales in the Consolidated Statements of Operations.

NOTE 3. CONVERTIBLE NOTES

2015 Notes

In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. At maturity, the holders of the 2015 Notes will be entitled to receive the principal amount of the 2015 Notes plus accrued interest. The 2015 Notes are convertible into cash prior to maturity upon the occurrence of certain conditions described in the table below. If a holder of the 2015 Notes elects to convert its notes prior to maturity, the holder of the notes will be entitled to receive cash equal to the principal amount of the notes plus any additional conversion value as described in the table below under the heading “Conversion feature.”

Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence’s exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. As a result of the 2015 Notes Hedges, Cadence’s maximum expected cash exposure upon conversion of the 2015 Notes is the $350.0 million principal balance of the notes. In June 2010, Cadence also sold warrants in separate transactions, or the 2015 Warrants. As a result of the 2015 Warrants, Cadence will experience dilution to its diluted earnings per share to the extent its average stock price exceeds $10.78 for any fiscal quarter. To the extent that Cadence’s stock price exceeds $10.78 at expiration of the 2015 Warrants, Cadence will issue shares to settle the 2015 Warrants.

As of December 31, 2011, the 2015 Notes are convertible into cash from January 1, 2012 through March 31, 2012, because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to December 31, 2011. Accordingly, Cadence classified the net balance of the 2015 Notes of $294.1 million as a current liability on the Consolidated Balance Sheet as of December 31, 2011. The classification of the 2015 Notes as current or long-term on the Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence’s closing stock price has exceeded $9.81 during the periods specified in the table below under “Early conversion conditions.”

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands except percentages)
Outstanding principal maturity value – at December 31, 2011	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)	Cash to the extent Cadence’s stock price exceeds approximately $7.55 per share, calculated based on the applicable conversion rate multiplied by the volume weighed average price of our common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)

-      Average stock closing price greater than $9.81 for at least 20 of the 30 last trading days in a fiscal quarter (convertible only for subsequent quarter)

-      Specified corporate transactions

-      Note trading price falls below a calculated minimum

Conversion immediately preceding maturity	From March 1, 2015 until the second trading day immediately preceding the maturity date, holders may convert their 2015 Notes at any time into cash as described above under “Conversion feature.”

Redemption at Cadence’s option prior to maturity	None

Fundamental change put right	Upon certain fundamental corporate changes prior to maturity, the 2015 Note holders could require Cadence to repurchase their notes for cash equal to the principal amount of the notes plus accrued interest.

Make-whole premium	Upon certain fundamental changes prior to maturity, if Cadence’s stock price were between $6.16 and $40.00 per share at that time, the holders of the notes would be entitled to an increase to the conversion rate. This is referred to as a “make-whole premium.”

Financial covenants	None

Impact of Early Conversion Conditions on Financial Statements

Cadence reassesses whether the stock price conversion condition has been met at the end of each fiscal quarter until maturity of the 2015 Notes. If one of the 2015 Notes Early Conversion Conditions is met in any future fiscal quarter, Cadence would classify its net liability under the 2015 Notes as a current liability on the Consolidated Balance Sheet as of the end of that fiscal quarter. If none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence would classify its net liability under the 2015 Notes as a long-term liability on the Consolidated

Balance Sheet as of the end of that fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on December 31, 2011, Cadence would have recorded an expense of $63.6 million associated with the conversion, comprised of $55.9 million of unamortized debt discount and $7.7 million of unamortized transaction fees.

As of December 31, 2011, the if-converted value of the 2015 Notes to the note holders of approximately $482.4 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $527.8 million as of December 31, 2011. The 2015 Notes currently trade at a premium to the if-converted value of the notes. The fair value of the 2015 Notes was $443.0 million as of January 1, 2011.

2015 Notes Embedded Conversion Derivative

The conversion feature of the 2015 Notes requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the Consolidated Balance Sheet at its estimated fair value. The fair value was $215.1 million as of December 31, 2011 and $130.2 million as of January 1, 2011.

2015 Notes Hedges

The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the Consolidated Balance Sheet at their estimated fair value. The fair value was $215.1 million as of December 31, 2011 and $130.2 million as of January 1, 2011. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the Consolidated Statements of Operations. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during fiscal 2011 and fiscal 2010 and did not have a net impact on the Consolidated Statements of Operations for the respective periods.

The classification of the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current or long-term on the Consolidated Balance Sheet corresponds with the classification of the 2015 Notes, is evaluated at each balance sheet date and may change from time to time depending on whether the closing stock price early conversion condition is met.

2015 Warrants

In June 2010, Cadence sold the 2015 Warrants in separate transactions for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in stockholders’ equity. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares of Cadence’s common stock. Changes in the fair value of the 2015 Warrants will not be recognized in the Consolidated Financial Statements as long as the instruments remain classified as equity.

Components of 2015 Notes

The components of the 2015 Notes as of December 31, 2011 and January 1, 2011 were as follows:

	2011	2010
	(In thousands)
Principal amount	$350,000	$350,000
Unamortized debt discount	(55,939)	(69,604)

Net liability	$294,061	$280,396

The effective interest rate and components of interest expense of the 2015 Notes for fiscal 2011 and fiscal 2010 were as follows:

	2011	2010
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%
Contractual interest expense	$9,157	$5,005
Amortization of debt discount	$13,665	$7,035

2013 Notes and 2011 Notes

In December 2006, Cadence issued $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. At the same time, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes. The 2011 Notes matured on December 15, 2011, at which time Cadence paid the remaining balance on the 2011 Notes in full.

At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. If a holder of the 2013 Notes elects to convert its notes prior to maturity, the holder of the notes will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading “Conversion feature.” As of December 31, 2011, the 2013 Notes are not convertible.

Cadence entered into hedge transactions, or the 2013 Notes Hedges, in connection with the issuance of the 2013 Notes. Pursuant to the 2013 Notes Hedges, Cadence has the option to receive the amount of shares that may be owed to the 2013 Notes holders. The purpose of the 2013 Notes Hedges was to limit Cadence’s exposure to the dilution that may result from the issuance of shares upon conversion of the notes. In December 2006, Cadence also sold warrants in separate transactions, or the 2013 Warrants. As a result of the 2013 Warrants, Cadence will experience dilution to its diluted earnings per share to the extent its average stock price exceeds $31.50 for any fiscal quarter. To the extent that Cadence’s stock price is above $31.50 at the expiration of the 2013 Warrants, Cadence will issue shares to settle the 2013 Warrants.

A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages)
Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at December 31, 2011	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)
Shares to the extent Cadence’s stock price exceeds $21.15 per share, calculated based on the applicable conversion rate multiplied by the volume weighed average price of our common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)

-     Average stock closing price greater than $27.50 for at least 20 of the 30 last trading days in a calendar quarter (convertible only for subsequent quarter)

-     Specified corporate transactions

-     Note trading price falls below calculated minimum

Conversion immediately preceding maturity	From November 1, 2013 and until the trading day immediately preceding the maturity date, holders may convert their 2013 Notes at any time into cash and Cadence shares as described above under “Conversion feature.”

Redemption at Cadence’s option prior to maturity	None

Fundamental change put right	Upon a fundamental change prior to maturity, the 2013 Note holders could require us to repurchase their notes for cash equal to the principal amount of the notes plus accrued interest.

Make-whole premium	Upon certain fundamental changes, prior to maturity, if Cadence’s stock price were between $18.00 and $60.00 per share at that time, the holders of the notes would be entitled to an increase to the conversion rate. This is referred to as a “make-whole premium.”

Financial covenants	None

Impact of Early Conversion Conditions on Financial Statements

As of December 31, 2011, none of the 2013 Notes Early Conversion Conditions had been met and the 2013 Notes are classified as a long-term liability on the Consolidated Balance Sheet. The classification of the 2013 Notes as a current or long-term liability on the Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the closing stock price early conversion condition is met for that particular quarter.

As of December 31, 2011, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $142.3 million as of December 31, 2011 and was $133.3 million as of January 1, 2011.

Repurchase and Retirement of a Portion of the 2013 Notes and 2011 Notes

During fiscal 2010, Cadence purchased in the open market $100.0 million principal amount of the 2011 Notes and $100.0 million principal amount of the 2013 Notes. In a separate transaction during fiscal 2010, Cadence purchased in the open market $5.5 million principal amount of the 2013 Notes. At settlement, the fair value of the liability component of the notes immediately prior to its extinguishment was measured first, and the difference between the fair value of the aggregate consideration remitted to its holders and the fair value of the liability component of the notes immediately prior to its extinguishment was attributed to the reacquisition of the equity component of the notes. The remaining consideration remitted was allocated to the debt component of the notes.

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

2013 and 2011 Notes Hedges

The 2013 Notes Hedges expire on December 15, 2013 and must be settled in net shares of Cadence common stock. The aggregate cost of the hedges entered into in connection with the 2011 Notes Hedges (which had similar conversion features as the 2013 Notes) and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to Stockholders’ equity. In connection with the purchase of a portion of the 2011 Notes and 2013 Notes in June and November 2010, Cadence also sold a portion of the 2011 and 2013 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2013 Notes Hedges was $1.4 million as of December 31, 2011. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the Consolidated Financial Statements as long as the instruments remain classified as equity.

2013 and 2011 Warrants

In December 2006, Cadence sold warrants in separate transactions, which consisted of the 2013 Warrants as well as the 2011 Warrants, for the purchase of up to 23.6 million shares of Cadence’s common stock at a strike price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in stockholders’ equity. In connection with the purchase of a portion of the 2011 Notes and the 2013 Notes in June and November 2010, Cadence also purchased a portion of the 2011 and 2013 Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The 2011 and 2013 Warrants expire on various dates from February 2012 through April 2012 in the case of the 2011 Notes, and February 2014 through April 2014 in the case of the 2013 Notes, and must be settled in net shares of Cadence’s common stock. Changes in the fair value of the 2011 and 2013 Warrants will not be recognized in the Consolidated Financial Statements as long as the instruments remain classified as equity.

Components of the 2013 and 2011 Notes

The components of the 2013 Notes as of December 31, 2011 and the components of the 2011 Notes and 2013 Notes as of January 1, 2011 were as follows:

	2011	2010
	(In thousands)
Equity component – included in common stock	$63,027	$111,375

Principal amount	$144,461	$294,461
Unamortized debt discount	(12,719)	(25,373)

Liability component	$131,742	$269,088

The effective interest rate and components of interest expense of the 2011 Notes and 2013 Notes for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In thousands, except percentages)
Effective interest rate	6.3%	6.3%	6.3%
Contractual interest expense	$4,119	$5,579	$7,159
Amortization of debt discount	$12,654	$16,055	$19,440

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of December 31, 2011 and January 1, 2011, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.

NOTE 4. ACQUISITIONS

For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the Consolidated Financial Statements from the date of the acquisition.

2011 Acquisitions

During fiscal 2011, Cadence acquired companies for an aggregate purchase price of $49.3 million and recorded a total of $32.3 million of goodwill and $21.6 million of other intangible assets. The intangibles are being amortized over a weighted-average life of approximately 7 years. The $32.3 million of goodwill is not expected to be deductible for income tax purposes.

One of the 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if certain financial measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the contingent consideration as of December 31, 2011 was $3.7 million and included $0.2 million of accretion recorded after the date of acquisition.

Denali Software, Inc.

In June 2010, Cadence acquired Denali Software, Inc., or Denali, a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its portfolio to provide system component modeling and Design IP. The goodwill associated with Cadence’s acquisition of Denali resulted primarily from Cadence’s expectation of synergies from the integration of Denali’s product offerings with Cadence’s EDA product offerings. The aggregate initial purchase price was $296.8 million in cash. An additional $12.6 million of payments were deferred on the acquisition date, of which $0.8 million remains unpaid as of December 31, 2011 and is conditioned upon certain Denali shareholders remaining employees of Cadence over the stated retention periods. Of the $12.6 million deferred purchase price, Cadence expensed $1.5 million during fiscal 2011 and $10.2 million during fiscal 2010, and Cadence expects to expense the remaining $0.9 million over the stated retention periods through 2014. The $152.2 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. This acquisition did not include any contingent consideration that is subject to performance metrics, milestone achievement or other similar criteria.

The following table summarizes the allocation of the purchase price for Denali and the estimated amortization period for the acquired intangibles:

(In thousands)
Current assets	$59,398
Property, plant and equipment	347
Other assets	283
Acquired intangibles:
Existing technology (six- to nine-year weighted-average useful lives)	65,700
Agreements and relationships (three- to twelve-year weighted-average useful lives)	98,800
Tradenames / trademarks / patents (ten-year weighted-average useful life)	4,300
Goodwill	152,172

Total assets acquired	381,000

Current liabilities	(17,042)
Long-term deferred tax liabilities (Note 6)	(67,153)

Net assets acquired	$296,805

Denali’s current assets, property, plant and equipment and other assets were reviewed and adjusted to their fair value on the date of acquisition, as necessary. Among the current assets acquired, $46.7 million consisted of cash and cash equivalents and $11.1 million consisted of trade receivables.

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

Because Cadence recorded deferred taxes of $66.7 million, primarily related to the intangible assets acquired with Denali, Cadence released a corresponding amount of its deferred tax asset valuation allowance. The $66.7 million release of the valuation allowance was recognized as a benefit for income taxes during fiscal 2010. The pro forma net income (loss) presented above does not include this non-recurring benefit for income taxes. The pro forma tax effects were calculated considering Cadence’s valuation allowance position on its United States losses and tax credits. For an additional description of Cadence’s income taxes, see Note 6.

Other 2010 Acquisition

During fiscal 2010, Cadence acquired another company and recorded $3.9 million of goodwill and $2.2 million of intangible assets. The $3.9 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. Of the $2.2 million of intangible assets, $0.5 million was allocated to in-process research and development and is classified as an indefinite-lived intangible asset until the project is completed or abandoned. The remaining $1.7 million of intangible assets has a weighted-average life of 5 years.

This acquisition includes contingent consideration payments based on future financial measures of the acquired technology. The contingent consideration arrangement requires payments of up to $4.0 million if certain financial measures are met during the three-year period subsequent to the consummation of the acquisition. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $0.8 million. The fair value of the contingent consideration as of December 31, 2011 was $0.2 million.

Acquisition-Related Contingent Consideration

For business combinations completed after January 3, 2009, contingent consideration is recorded at fair value on the acquisition date and adjusted to fair value at the end of each reporting period.

In connection with Cadence’s business combinations and asset acquisitions, Cadence may be obligated to make cash payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $30.7 million over the next 52 months. Of the $30.7 million, up to $20.6 million would be recorded as operating expenses in the Consolidated Statements of Operations and up to $5.6 million would be recorded as additional goodwill.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2011 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.

The changes in the carrying amount of goodwill during fiscal 2011 and 2010 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2010	$ ----
Goodwill resulting from acquisitions during the period	156,103
Additions due to contingent consideration*	2,790

Balance as of January 1, 2011	$158,893

Goodwill resulting from the acquisitions during the period	32,250
Additions due to contingent consideration*	1,347
Effect of foreign currency translation	(365)

Balance as of December 31, 2011	$192,125

*	Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with accounting standards that were authoritative at that time, whereby contingent consideration is added to goodwill as it is earned.

Acquired Intangibles, net

Acquired intangibles with finite lives as of December 31, 2011 were as follows, excluding intangibles that were fully amortized as of January 1, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, net
	(In thousands)
Existing technology	$90,433	$(17,119)	$73,314
Agreements and relationships	118,060	(27,123)	90,937
Distribution rights	30,100	(25,585)	4,515
Tradenames, trademarks and patents	26,183	(21,715)	4,468

Total acquired intangibles	$264,776	$(91,542)	$173,234

Acquired intangibles with finite lives as of January 1, 2011 were as follows, excluding intangibles that were fully amortized as of January 2, 2010:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, net
	(In thousands)
Existing technology	$91,800	$(27,350)	$64,450
Agreements and relationships	135,773	(36,579)	99,194
Distribution rights	30,100	(22,575)	7,525
Tradenames, trademarks and patents	26,183	(18,654)	7,529

Total acquired intangibles	$283,856	$(105,158)	$178,698

As of January 1, 2011, Cadence also had a $0.5 million in-process research and development intangible that had an indefinite useful life. This intangible was placed into service during fiscal 2011 and is being amortized over its useful life of five years.

Amortization expense for fiscal 2011, fiscal 2010 and fiscal 2009, by Consolidated Statements of Operations caption, was as follows:

	2011	2010	2009
	(In thousands)
Cost of product	$10,480	$5,603	$4,341
Cost of maintenance	----	1,045	4,180
Amortization of acquired intangibles	16,536	14,160	11,420

Total amortization of acquired intangibles	$27,016	$20,808	$19,941

Amortization of costs from existing technology is included in cost of product. Amortization of costs from acquired maintenance contracts is included in cost of maintenance.

Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2012	$26,653
2013	23,111
2014	20,303
2015	19,989
2016	19,550
Thereafter	63,628

Total estimated amortization expense	$173,234

NOTE 6. INCOME TAXES

Cadence’s income (loss) before provision (benefit) for income taxes included income (loss) from the United States and from foreign subsidiaries for fiscal 2011, fiscal 2010 and fiscal 2009, as follows:

	2011	2010	2009
	(In thousands)
United States	$39,175	$(141,726)	$(184,268)
Foreign Subsidiaries	56,251	78,958	30,763

Total income (loss) before provision (benefit) for income taxes	$95,426	$(62,768)	$(153,505)

Cadence’s foreign subsidiaries are generally subject to lower statutory tax rates than the United States statutory federal income tax rate of 35%.

Cadence’s provision (benefit) for income taxes was comprised of the following items for fiscal 2011, fiscal 2010 and fiscal 2009:

	2011	2010	2009
	(In thousands)
Current:
Federal	$(662)	$(143,045)	$(3,079)
State and Local	1,363	(3,475)	1,027
Foreign	13,752	24,468	2,155

Total current	14,453	(122,052)	103

Deferred:
Federal	(4,937)	(59,880)	----
State and Local	(524)	(8,523)	----
Foreign	(2,350)	4,212	(3,438)

Total deferred	(7,811)	(64,191)	(3,438)

Tax expense (benefit) allocated to shareholders’ equity	16,555	(3,063)	(299)
Total provision (benefit) for income taxes	$23,197	$(189,306)	$(3,634)

The provision (benefit) for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to income (loss) before provision (benefit) for income taxes for fiscal 2011, fiscal 2010 and fiscal 2009 as follows, and includes some amounts in fiscal 2010 and fiscal 2009 that have been reclassified to conform to the fiscal 2011 presentation:

	2011	2010	2009
	(In thousands)
Provision computed at federal statutory income tax rate	$33,400	$(21,968)	$(53,727)
State and local income tax, net of federal tax effect	6,493	(3,970)	(9,334)
Foreign income tax rate differential	(6,676)	(7,053)	(10,241)
Non-deductible share-based compensation costs	1,651	11,129	7,579
Change in deferred tax asset valuation allowance	(3,617)	(26,550)	52,021
Tax credits	(12,588)	(12,495)	(11,356)
Repatriation of foreign earnings	708	(407)	3,412
Non-deductible research and development expense	----	3,199	----
Financing arrangements	----	(1,821)	----
Non-deductible impairment losses	----	----	627
Withholding taxes	3,851	2,778	2,028
Tax settlements, domestic	328	(147,109)	----
Tax settlements, foreign	(2,451)	----	(649)
Interest and penalties not included in tax settlements	1,840	7,595	11,629
Increase (decrease) in unrecognized tax benefits not included in tax settlements	933	8,496	5,730
Other	(675)	(1,130)	(1,353)

Provision (benefit) for income taxes	$23,197	$(189,306)	$(3,634)

Effective tax rate	24%	302%	2%

The components of deferred tax assets and liabilities consisted of the following as of December 31, 2011 and January 1, 2011:

	2011	2010
	(In thousands)
Deferred Tax Assets:
Intangible assets	$70,314	$85,695
Reserves and accruals	77,325	96,782
Tax credit carryforwards	133,829	137,571
Capitalized research and development expense for income tax purposes	40,510	48,167
Investments	7,339	13,124
Share-based compensation costs	20,661	20,980
Operating loss carryforwards	56,330	45,768
Deferred income	17,840	14,944
Capital loss carryforwards	23,737	6,391
Other	10,781	12,713

Total deferred tax assets	458,666	482,135
Valuation allowance	(375,864)	(374,740)

Net deferred tax assets	82,802	107,395

Deferred Tax Liabilities:
Undistributed foreign earnings	(5,584)	(15,561)
Intangible assets	(66,878)	(66,901)
Tax deferred income	----	(9,651)
Other	(6,700)	(8,920)

Total deferred tax liabilities	(79,162)	(101,033)

Total net deferred tax assets	$3,640	$6,362

The operating loss carryforwards included in the components of deferred tax assets and liabilities include excess tax benefits associated with share-based compensation. The excess tax benefit from share-based compensation is not recognized until a tax deduction is realized on Cadence’s income tax returns. As of December 31, 2011 and January 1, 2011, Cadence had unrealized share-based compensation deductions as follows:

	2011	2010
	(Tax Effected - In thousands)
Federal	$2,343	$1,884
California	457	312

Upon realization of these deductions on Cadence’s income tax returns, the tax effect of these deductions will result in an increase to stockholder’s equity rather than as a reduction of income tax expense.

Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more than 50% likely that some portion of the deferred tax assets will not be realized. Cadence gives significant weight to evidence that can be objectively verified. Under this standard Cadence’s cumulative loss in the United States incurred over the three year period ended December 31, 2011 was considered significant negative evidence with a high level of objectivity that outweighed Cadence’s ability to rely on projections of future income in determining whether a valuation allowance was needed. On the basis of this evaluation, Cadence concluded that a valuation allowance of $375.9 million was required as of December 31, 2011 to reserve a significant portion of the deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted in the future if cumulative loss in the United States is no longer present and additional weight can be given to subjective evidence such as projections for growth.

After consideration of the valuation allowance, Cadence had total net deferred tax assets of $3.6 million as of December 31, 2011. The net increase during fiscal 2011 in the total valuation allowance was $1.2 million. The net deferred tax assets include United States net operating loss and tax credit carryforwards. The net deferred tax assets are presented gross of unrecognized tax benefits, which are not directly associated with the net operating loss and tax credit carryforwards. These unrecognized tax benefits are presented separately as a liability and provide a source of taxable income for purposes of assessing the potential realization of the deferred tax assets.

Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. As of December 31, 2011, Cadence had a deferred tax liability of $5.6 million related to $5.4 million of earnings from certain foreign subsidiaries that are not considered indefinitely reinvested outside the United States and for which Cadence has previously made a provision for income tax.

Cadence intends to indefinitely reinvest $173.8 million of undistributed earnings of its foreign subsidiaries as of December 31, 2011, to meet the working capital and long-term capital needs of its foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was $83.5 million as of December 31, 2011.

As of December 31, 2011, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$93,873	from 2021 through 2031
California	308,409	from 2016 through 2031
Other States (tax effected, net of federal benefit)	4,098	from 2012 through 2031
Foreign (tax effected)	1,595	do not expire until utilized

For fiscal 2008 through fiscal 2011, no California state net operating loss deduction is allowed.

As of December 31, 2011, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal	$86,770	from 2012 through 2031
California	34,590	do not expire until utilized
Other States	8,986	from 2012 through 2025
Foreign	6,175	do not expire until utilized

Examinations by Tax Authorities

The IRS and other tax authorities regularly examine Cadence’s income tax returns. Cadence’s federal income tax returns beginning with the 2006 tax year remain subject to examination by the IRS. Cadence’s California state income tax returns beginning with the 2001 tax year remain subject to examination by the California Franchise Tax Board, or FTB, and the FTB is currently examining Cadence’s California state income tax returns for the tax years 2001 through 2006. Cadence’s Israel income tax returns beginning with the 2006 tax year are subject to examination by the Israeli Tax Authority.

In October 2010, the Appeals Office of the IRS, or the Appeals Office provided Cadence with copies of the settlement agreements that resolved the previously disputed tax positions. As a result of this effective settlement, Cadence recognized a benefit for income taxes of $147.9 million in the Consolidated Statements of Operations during fiscal 2010.

In 2009, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2003 through 2005 and issued a Revenue Agent’s Report, or RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of $60.7 million. The IRS contested Cadence’s transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. In June 2011, the Appeals Office provided Cadence with copies of the settlement agreements that were executed by the Appeals Office, resolving the previously disputed tax positions. As a result of this effective settlement, Cadence recognized a benefit for income taxes of $5.7 million in the Consolidated Statement of Operations during fiscal 2011.

In November 2011, the IRS completed its field examination of Cadence’s federal income tax returns for the tax years 2006 through 2009 and issued examination reports, in which the IRS proposed to assess an aggregate deficiency for the four-year period of $4.1 million. Cadence determined that the certain tax positions were effectively settled and Cadence recognized a provision for income taxes of $3.9 million in the Consolidated Statement of Operations during fiscal 2011.

Unrecognized Tax Benefits

The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2011 and fiscal 2010 are as follows:

	2011	2010	2009
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$131,545	$324,837	$322,742
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year	(3,791)	(130,313)	(1,638)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	1,588	12,052	4,838
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(30,115)	(74,890)	(1,061)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(421)	(109)	(226)
Effect of foreign currency translation	6	(32)	182

Unrecognized tax benefits at the end of the fiscal year	$98,812	$131,545	$324,837

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$75,057	$83,676	$257,589

The total amounts of interest and penalties recognized in the Consolidated Statements of Operations as provision (benefit) for income taxes for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In thousands)
Interest	$2,173	$(46,268)	$17,540
Penalties	(1,495)	4,471	1,043

The total amounts of gross accrued interest and penalties recognized in the Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011 were as follows:

	2011	2010
	(In thousands)
Interest	$35,368	$33,749
Penalties	11,574	15,260

Cadence believes that it is reasonably possible that the total amount of unrecognized tax benefits related to FTB examination of its California income tax returns for the tax years 2001 through 2006 could decrease during fiscal 2012 if Cadence is able to effectively settle the examination. Cadence cannot currently provide an estimate of the range of possible outcomes.

NOTE 7. RESTRUCTURING AND OTHER CHARGES

During each of fiscal 2010, fiscal 2009 and fiscal 2008, Cadence initiated restructuring plans in an effort to operate more efficiently. These restructuring plans were primarily comprised of headcount reductions, and the restructuring charges Cadence recorded for each of these restructuring plans were primarily for severance and termination benefits. Cadence also initiated various restructuring plans in previous years.

As of December 31, 2011, the total amount accrued for Cadence’s restructuring plans was as follows:

As of December 31, 2011
(In thousands)
Estimated lease losses	$4,976
Severance and other benefits	46
Other	5

Total accrued as of December 31, 2011	$5,027

The maximum lease loss could be as high as $7.7 million and will be influenced by rental rates and the ability to find and maintain tenants to sublease the vacated facilities. The cash payments related to these facilities, net of sublease income, if any, will be made through 2025.

The remaining accrual for Cadence’s restructuring plans is recorded in the Consolidated Balance Sheet as follows:

As of December 31, 2011
(In thousands)
Accounts payable and accrued liabilities	$688
Other long-term liabilities	4,339

Total accrued as of December 31, 2011	$5,027

The severance and termination benefits costs associated with the 2010 restructuring plan, 2009 restructuring plan and 2008 restructuring plan were recorded during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Payment of the accrued severance and termination benefits for these restructuring plans was made primarily during the subsequent fiscal year.

The following table presents activity for Cadence’s restructuring plans during fiscal 2011, fiscal 2010 and fiscal 2009:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, January 3, 2009	$29,667	$8,423	$84	$38,174
Restructuring and other charges (credits), net	32,044	(658)	(10)	31,376
Non-cash charges	----	355	----	355
Cash payments	(42,320)	(2,141)	(69)	(44,530)
Effect of foreign currency translation	(466)	543	----	77

Balance, January 2, 2010	$18,925	$6,522	$5	$25,452

Restructuring and other charges, net	5,147	1,227	3,778	10,152
Non-cash charges	----	307	(3,778)	(3,471)
Cash payments	(14,421)	(1,889)	----	(16,310)
Effect of foreign currency translation	(453)	(299)	----	(752)

Balance, January 1, 2011	$9,198	$5,868	$5	$15,071

Restructuring and other charges (credits), net	(944)	1,304	----	360
Non-cash charges	----	137	----	137
Cash payments	(8,385)	(2,219)	----	(10,604)
Effect of foreign currency translation	177	(114)	----	63

Balance, December 31, 2011	$46	$4,976	$5	$5,027

NOTE 8. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

Cadence’s accounts receivable and installment contact receivables balances as of December 31, 2011 and January 1, 2011 were as follows:

	As of
	December 31, 2011	January 1, 2011
	(In thousands)
Accounts receivable	$99,686	$112,494
Installment contract receivables, short-term	37,086	87,003
Installment contract receivables, long-term	11,371	23,380

Total receivables	148,143	222,877
Less allowance for doubtful accounts	----	(7,604)

Total accounts receivable, net and installment contract receivables	$148,143	$215,273

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industry. As of December 31, 2011, no single customer accounted for more than 10% of Cadence’s total receivables, net. As of January 1, 2011, one customer accounted for 19% of Cadence’s total receivables, net. As of December 31, 2011, approximately 45% of Cadence’s total receivables, net, were attributable to the ten customers with the largest balances of total receivables, net. As of January 1, 2011, approximately 50% of Cadence’s total receivables, net, were attributable to the ten customers with the largest balances of total receivables, net.

The following table presents the change in Cadence’s allowance for doubtful accounts for fiscal 2011 and fiscal 2010:

	Balance at Beginning of Period	(Charged to) Credited to Costs and Expenses	(Charged to) Credited to other Accounts(1)		Deductions(2)	Balance at End of Period
Year Ended December 31, 2011	$(7,604)	$6,596	$	----	$1,008	$	----
Year Ended January 1, 2011	$(23,744)	$17,098		$(428)	$(530)		$(7,604)

(1)	Bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries.

NOTE 9. FAIR VALUE

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2011.

The fair value of Cadence’s cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments. The fair values of Cadence’s installment contract receivables approximate their carrying values based upon current market rates of interest. The fair values of Cadence’s 2013 Notes and 2015 Notes are influenced by interest rates, Cadence’s stock price and stock price volatility and are determined by market trading.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 31, 2011 and January 1, 2011:

	Fair Value Measurements as of December 31, 2011:
Assets	Total	Level 1		Level 2		Level 3
	(In thousands)
Cash equivalents – Money market funds	$484,102		$484,102	$	----	$	----
Available-for-sale securities	3,037		3,037		----		----
Trading securities held in Non-Qualified Deferred Compensation Plan (NQDC)	24,058		24,058		----		----
2015 Notes Hedges	215,113		----		215,113		----
Foreign currency exchange contracts	200		----		200		----

Total Assets	$726,510		$511,197		$215,313	$	----

Liabilities	Total	Level 1		Level 2		Level 3
	(In thousands)
Acquisition-related contingent consideration	$3,911	$	----	$	----		$3,911
2015 Notes Embedded Conversion Derivative	215,113		----		215,113		----

Total Liabilities	$219,024	$	----		$215,113		$3,911

	Fair Value Measurements as of January 1, 2011:
Assets	Total	Level 1		Level 2		Level 3
	(In thousands)
Cash equivalents – Money market funds	$463,681		$463,681	$	----	$	----
Available-for-sale securities	12,715		12,715		----		----
Trading securities held in NQDC plan	28,738		28,738		----		----
2015 Notes Hedges	130,211		----		130,211		----
Foreign currency exchange contracts	1,559		----		1,559		----

Total Assets	$636,904		$505,134		$131,770	$	----

Liabilities	Total	Level 1		Level 2		Level 3
	(In thousands)
Acquisition-related contingent consideration	$966	$	----	$	----		$966
2015 Notes Embedded Conversion Derivative	130,211		----		130,211		----

Total Liabilities	$131,177	$	----		$130,211		$966

Level 1 Measurements

Cadence’s cash equivalents held in money market funds, available-for-sale securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.

Level 2 Measurements

The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors.

Cadence’s foreign currency forward exchange contracts are measured at fair value using observable foreign currency exchange rates.

Level 3 Measurements

The liabilities included in Level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined using significant inputs that are not observable in the market, including probability-adjusted revenue projections and discount rates consistent with the level of risk of achievement. The expected outcomes are adjusted to their net present value. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.

Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the Consolidated Statements of Operations. For an additional description of the related business combinations, see Note 4.

The following table summarizes this Level 3 activity for the fiscal years ended January 1, 2011 and December 31, 2011:

	(In thousands)
Balance as of January 2, 2010	$	----
Additions from acquisitions		858
Accretion		108

Balance as of January 1, 2011		$966

Additions from acquisitions		3,521
Adjustments		(765)
Accretion		189

Balance as of December 31, 2011		$3,911

Cadence acquired intangible assets of $21.6 million in connection with business combinations during fiscal 2011, and acquired intangible assets of $171.0 million in connection with business combinations during fiscal 2010. The fair value of the intangible assets acquired in each of these business combinations was determined using the income approach and using Level 3 inputs. Key assumptions included the level and timing of expected future cash flows, conditions and demands specific to electronic design automation software development, discount rates consistent with the level of risk and the economy in general. For an additional description of these business combinations, see Note 4.

The fair values of lease losses included in restructuring and other charges (credits) of $1.5 million during fiscal 2011 and $0.9 million during fiscal 2010 were estimated using Level 3 inputs, including estimated sublease income after facilities are vacated, lease buyout costs, certain contractual costs to maintain vacated facilities and discount rates. For an additional description of Cadence’s lease loss estimates, see Note 7.

Cadence determined during fiscal 2009 that certain of its non-marketable securities were other-than-temporarily impaired based on the current prices of similar non-marketable securities offered by the issuers. Cadence wrote down the investments by $5.2 million during fiscal 2009. These amounts are included in other income (expense), net in the Consolidated Statement of Operations. The fair value of these non-marketable securities was estimated using Level 3 inputs.

NOTE 10. INVESTMENTS

Cadence’s investments include cash equivalents, marketable securities and non-marketable securities. The following tables summarize Cadence’s cash and cash equivalents and short-term investments as of December 31, 2011:

	Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(In thousands)
Classified as cash and cash equivalents:
Cash and interest bearing deposits	$117,500	$	----	$	----	$117,500
Cash equivalents – money market funds	484,102		----		----	484,102

Total cash and cash equivalents	$601,602	$	----	$	----	$601,602

Classified as short-term investments:
Available-for-sale securities	$1,830		$1,207	$	----	$3,037

The following tables summarize Cadence’s cash and cash equivalents and short-term investments as of January 1, 2011:

	Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
	(In thousands)
Classified as cash and cash equivalents:
Cash and interest bearing deposits	$93,728	$	----	$	----	$93,728
Cash equivalents – money market funds	463,681		----		----	463,681

Total cash and cash equivalents	$557,409	$	----	$	----	$557,409

Classified as short-term investments:
Available-for-sale securities	$3,262		$9,453	$	----	$12,715

Marketable Securities

Net recognized gains (losses) from the sale of available-for-sale equity securities during fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010		2009
	(In thousands)
Gains on sale of available-for-sale securities	$8,052	$	----	$2,341
(Losses) on sale of available-for-sale securities	(43)		----	----

Net gains on sale of available-for-sale securities	$8,009	$	----	$2,341

Non-Marketable Securities

Cadence’s non-marketable investments generally consist of voting preferred stock or convertible debt of privately-held companies. If Cadence determines that it has the ability to exercise significant influence over the issuer, which may include considering whether the securities Cadence holds are in-substance common stock, the investment is accounted for using the equity method.

Cadence’s non-marketable securities as of December 31, 2011 and January 1, 2011 were as follows:

	2011	2010
	(In thousands)
Cost method	$6,157	$5,560
Equity method	4,303	3,714

Total non-marketable securities in other assets	$10,460	$9,274

Net realized gains on the sale of non-marketable investments for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In thousands)
Gains on sale of non-marketable investments	$8,281	$4,916	$	----

Cost Method Investments

Cadence recorded write-downs related to cost method investments due to other-than-temporary declines in value during fiscal 2011, fiscal 2010 and fiscal 2009 as follows:

	2011		2010	2009
	(In thousands)
Write-down of cost method investments	$	----	$1,500	$5,207

These write-downs are included in other income (expense), net, in the Consolidated Statements of Operations.

Equity Method Investments

The equity method income or loss recorded by Cadence is based on Cadence’s percentage ownership of each issuer’s preferred stock or convertible debt available to absorb losses or with contractual rights to income. Cadence’s level of participation in future financings of its equity method issuers may impact its proportional share of future income or losses. Cadence records its proportional share of the issuers’ gains or losses in other income (expense), net.

NOTE 11. BALANCE SHEET COMPONENTS

A summary of certain balance sheet components as of December 31, 2011 and January 1, 2011 is as follows:

	2011	2010
	(In thousands)
Inventories:
Raw materials	$24,247	$23,109
Finished goods	18,996	15,925

Inventories	$43,243	$39,034

Prepaid Expenses and Other:
Prepaid expenses and other	$50,540	$42,605
Litigation-related receivables	1,750	24,200
Deferred income taxes	11,926	11,550

Prepaid expenses and other	$64,216	$78,355

Property, Plant and Equipment:
Computer equipment and related software	$557,473	$552,105
Buildings	127,394	128,569
Land	61,208	61,211
Leasehold and building improvements	77,006	78,478
Furniture and fixtures	43,418	43,884
Equipment	47,831	68,129
Assets not ready to be placed in service	7,177	1,415

Total cost	921,507	933,791
Less: Accumulated depreciation and amortization	(658,990)	(648,676)

Property, plant and equipment, net	$262,517	$285,115

Other Assets:
Deferred income taxes	$5,232	$6,757
Non-qualified deferred compensation assets	23,889	28,609
Non-marketable securities	10,460	9,274
Other long-term assets	18,458	31,273

Other assets	$58,039	$75,913

Accounts Payable and Accrued Liabilities:
Payroll and payroll-related accruals	$108,701	$96,452
Accounts payable	3,231	5,813
Income taxes payable – current	6,488	9,710
Accrued litigation charges	1,750	40,000
Accrued operating liabilities	45,621	64,889

Accounts payable and accrued liabilities	$165,791	$216,864

Other Long-term Liabilities:
Income taxes payable – long-term	$71,218	$76,634
Non-qualified deferred compensation liability	24,057	28,738
Installment contract liabilities	3,028	8,612
Long-term acquisition-related holdbacks and payments	3,872	1,966
Other long-term liabilities	26,719	19,949

Other long-term liabilities	$128,894	$135,899

NOTE 12. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION

Equity Incentive Plans

During 2011, Cadence’s stockholders approved an amendment and restatement of the 2000 Equity Incentive Plan, or 2000 Plan, formerly known as the 2000 Nonstatutory Equity Incentive Plan. As a result, the Company’s 1997 Nonstatutory Stock Incentive Plan and the 1993 Nonstatutory Stock Incentive Plan, or the Prior Plans, have been terminated for future grants. The 2000 Plan is used to grant awards to employees, with the exception of certain executive officers. The total number of shares available for issuance under the 2000 Plan, as amended, is 57,500,000 plus any shares that were not subject to a grant or that are forfeited under the Prior Plans. The 2000 Plan provides for the issuance of non-qualified stock options, restricted stock, stock bonuses and rights to acquire restricted stock. Options granted under the 2000 Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a three- to four-year period. Options granted under the 2000 Plan expire seven years from the date of grant.

Cadence’s 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and restricted stock awards. The 1987 Plan is used to grant awards to certain executive officers. The number of shares available for issuance under the 1987 Plan, as amended, is 79,370,100 shares, of which only 5,000,000 shares may be issued pursuant to restricted stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years. Options granted under the 1987 Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the 1987 Plan may require attainment of specified performance criteria.

Under the 1995 Directors’ Stock Option Plan, or the Directors’ Plan, Cadence may grant non-qualified options to its non-employee directors at an exercise price equal to the average closing price for the 20 trading days prior to the grant date. The maximum number of shares available for issuance under the Directors’ Plan is 3,050,000. Options granted under the Directors’ Plan expire after ten years and vest one year from the date of grant.

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

Stock-based Compensation

Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the Employee Stock Purchase Plan, or ESPP, during fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In thousands)
Stock options	$8,685	$7,924	$10,606
Restricted stock	30,815	31,725	35,680
ESPP	4,088	3,811	8,420

Total stock-based compensation expense	$43,588	$43,460	$54,706

Income tax benefit	$1,406	$1,370	$1,536

Stock-based compensation expense is reflected throughout Cadence’s costs and expenses during fiscal 2011, fiscal 2010 and fiscal 2009 as follows:

	2011	2010	2009
	(In thousands)
Cost of product	$111	$117	$151
Cost of services	2,105	2,225	3,321
Cost of maintenance	1,357	1,435	2,126
Marketing and sales	10,356	9,765	12,285
Research and development	18,561	18,324	26,364
General and administrative	11,098	11,594	10,459

Total stock-based compensation expense	$43,588	$43,460	$54,706

The fair value of stock options and purchase rights issued under our ESPP are calculated using the Black-Scholes option pricing model. The computation of the expected volatility assumption used for new awards is based on implied volatility when the remaining maturities of the underlying traded options are at least one year. When the remaining maturities of the underlying traded options are less than one year, expected volatility is based on a weighting of historical and implied volatilities. When determining the expected term, Cadence reviews historical employee exercise behavior from awards having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes for the comparable term in effect at the time of grant. The expected dividend yield used in the calculation is zero because Cadence has not historically paid and does not expect to pay dividends.

Stock Options

The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	44.9%	45.9%	65.8%
Risk-free interest rate	2.18%	2.45%	1.91%
Expected term (in years)	4.7	4.6	4.5
Weighted-average fair value of options granted	$3.93	$2.51	$2.33

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding as of January 1, 2011	25,877	$12.16	3.7	$31,128
Acquired options	290	$1.39
Granted	3,053	$9.65
Exercised	(1,332)	$4.86
Canceled and forfeited	(4,892)	$17.37

Options outstanding as of December 31, 2011	22,996	$11.01	3.5	$44,692

Options vested as of December 31, 2011	18,215	$12.00	2.9	$29,580

Options vested as of, and expected to vest after, December 31, 2011	22,884	$11.02	3.5	$44,472

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $13.8 million as of December 31, 2011, which will be recognized over the remaining weighted-average vesting period of 2.3 years.

The total intrinsic value of and cash received from options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was:

	2011	2010	2009
	(In thousands)
Intrinsic value of options exercised	$7,255	$1,435	$800
Cash received from options exercised	$6,478	$868	$493

Restricted Stock

Generally, restricted stock, which includes restricted stock awards and restricted stock units, vests over three to four years and is subject to the employee’s continuing service to Cadence. The vesting of certain restricted stock grants is subject to attainment of specified performance criteria. Each fiscal quarter, Cadence estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense using the graded-vesting method. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2011, fiscal 2010 and fiscal 2009 was as follows:

	2011	2010	2009
	(In thousands)
Stock-based compensation expense related to performance-based grants	$2,174	$2,541	$914

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Terms (Years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Unvested shares as of January 1, 2011	8,297	$6.64	1.7	$68,532
Granted	4,416	$9.83
Vested	(4,335)	$6.64
Forfeited	(551)	$7.33

Unvested shares as of December 31, 2011	7,827	$8.39	1.7	$81,405

Unvested shares expected to vest after December 31, 2011	7,391	$8.37	1.7	$76,859

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants of $48.8 million as of December 31, 2011, which will be recognized over the remaining weighted-average vesting period of 1.9 years.

The total fair value realized by employees upon vesting of restricted stock during fiscal 2011, fiscal 2010 and fiscal 2009 was:

	2011	2010	2009
	(In thousands)
Fair value of restricted stock realized upon vesting	$43,756	$28,866	$19,838

Employee Stock Purchase Plan

Cadence administers an ESPP, as amended and restated from time to time. Under the terms of the ESPP, Cadence is authorized to issue up to 66,500,000 shares of common stock.

Under the ESPP, a majority of Cadence’s employees are eligible to purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 5% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $7,058.82 worth of common stock. The offering periods are six months and begin on each February 1 and August 1. The purchase dates fall on the last days of the six-month offering periods. For offering periods ending prior to February 1, 2009, participating employees were eligible to contribute up to 12% of their base earnings, bonuses and commissions, subject to a limit in any calendar year of $25,000 worth of common stock.

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
Dividend yield	None	None	None
Expected volatility	38.4%	39.1%	51.3%
Risk-free interest rate	0.17%	0.19%	0.21%
Expected term (in years)	0.5	0.5	0.3
Weighted-average fair value of options granted	$2.48	$1.72	$1.96

Shares of common stock issued under the ESPP for fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	2,029	2,568	8,661
Cash received for the purchase of shares under the ESPP	$13,236	$12,765	$27,517
Weighted-average purchase price per share	$6.52	$4.97	$3.18

Reserved for Future Issuance

As of December 31, 2011, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	46,776
2015 Warrants (Note 3)	46,382
2011 and 2013 Notes Warrants (Note 3)	13,922
Employee stock purchase plans	5,299
Directors stock option plans*	2,307
2023 Notes conversion (Note 3)	11

Total	114,697

*	Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.

NOTE 13. STOCK REPURCHASE PROGRAMS

Cadence’s Board of Directors has authorized the following programs to repurchase shares of Cadence’s common stock in the open market, which remained in effect on December 31, 2011:

Authorization Date	Amount	Remaining Authorization
	(In thousands)
February 2008	$500,000	$314,389
August 2008	500,000	500,000

Total remaining authorization		$814,389

The shares repurchased under Cadence’s stock repurchase programs and the total cost of repurchased shares during fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011		2010	2009
	(In thousands)
Shares repurchased		----	6,493		----
Total cost of repurchased shares	$	----	$39,997	$	----

NOTE 14. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted-average number of shares of common stock outstanding, less unvested restricted stock awards. None of Cadence’s outstanding grants of restricted stock contain nonforfeitable dividend rights. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. In periods in which a net loss is recorded, potentially dilutive equity instruments would decrease the loss per share and therefore are not added to the weighted-average shares outstanding for the diluted net loss per share calculation.

The calculations for basic and diluted net income (loss) per share for fiscal 2011, fiscal 2010 and fiscal 2009 are as follows:

	2011	2010	2009
	(In thousands, except per share amounts)
Net income (loss)	$72,229	$126,538	$(149,871)

Weighted-average common shares used to calculate basic net income (loss) per share	263,892	260,787	257,782
2023 Notes	11	11	----
Equity based compensation	6,913	5,073	----

Weighted-average common shares used to calculate diluted net income (loss) per share	270,816	265,871	257,782

Basic net income (loss) per share	$0.27	$0.49	$(0.58)

Diluted net income (loss) per share	$0.27	$0.48	$(0.58)

The following table presents shares of Cadence’s common stock outstanding for fiscal 2011, fiscal 2010 and fiscal 2009 that were excluded from the computation of diluted net income (loss) per share because the effect of including these shares in the computation of diluted net income (loss) per share would have been anti-dilutive:

	2011	2010	2009
	(In thousands)
2015 Warrants (various expiration dates through 2015)	46,382	46,382	----
Options to purchase shares of common stock (various expiration dates through 2021)	17,580	22,100	35,840
2011 and 2013 Notes Warrants (various expiration dates through 2014)	13,922	13,922	23,640
Unvested shares of restricted stock	800	1,808	8,667

Employee stock purchase plan	----	----	1,342

2023 Notes	----	----	11

Total potential common shares excluded	78,684	84,212	69,500

NOTE 15. OTHER COMPREHENSIVE INCOME (LOSS)

Cadence’s other comprehensive income (loss), reported in stockholder’s equity, during fiscal 2011, fiscal 2010 and fiscal 2009 was as follows:

	2011	2010	2009
	(In thousands)
Net income (loss)	$72,229	$126,538	$(149,871)
Foreign currency translation gain, net of related tax effects	2,731	7,667	5,897
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses and net of related tax effects	(5,140)	6,438	200
Changes in defined benefit plan liabilities, net of related tax effects	306	(4,319)	(69)

Comprehensive income (loss)	$70,126	$136,324	$(143,843)

Changes in unrealized holding gains or losses on available-for-sale securities includes the following for fiscal 2011, fiscal 2010 and fiscal 2009:

	2011	2010	2009
	(In thousands)
Unrealized holding gains	$50	$9,320	$200
Tax effect of unrealized holding gains	2,882	(2,882)	----
Reclassification of unrealized holding gains to other income (expense), net	(8,072)	----	----

Changes in unrealized holding gains or losses	$(5,140)	$6,438	$200

Accumulated other comprehensive income was comprised of the following as of December 31, 2011 and January 1, 2011:

	2011	2010
	(In thousands)
Foreign currency translation gain	$53,990	$51,259
Changes in defined benefit plan liabilities	(4,468)	(4,774)
Unrealized holding gains on available-for-sale securities	1,431	6,571

Total accumulated other comprehensive income	$50,953	$53,056

NOTE 16. CONTINGENCIES

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. The first such complaint was filed on October 29, 2008, captioned Hu v. Cadence Design Systems, Inc., Michael J. Fister, William Porter and Kevin S. Palatnik; the second such complaint was filed on November 4, 2008, captioned Vyas v. Cadence Design Systems, Inc., Michael J. Fister and Kevin S. Palatnik; and the third such complaint was filed on November 21, 2008, captioned Collins v. Cadence Design Systems, Inc., Michael J. Fister, John B. Shoven, Kevin S. Palatnik and William Porter. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009, naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent periods. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On June 8, 2009, Cadence and the other defendants filed a motion to dismiss the amended complaint. On September 11, 2009, the District Court held that the plaintiffs had failed to allege a valid claim under the relevant legal standards and granted the defendants’ motion to dismiss the amended complaint. The District Court gave the plaintiffs leave to file another amended complaint, and the plaintiffs did so on October 13, 2009. The amended complaint filed on October 13, 2009 names the same defendants, asserts the same causes of action, and seeks the same relief as the earlier amended complaint. Cadence moved to dismiss the October 13, 2009 amended complaint. The District Court denied the motion to dismiss on March 2, 2010. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation. On February 11, 2011, the parties to the securities litigation agreed to settle the securities litigation for consideration of $38.0 million, of which approximately $22.2 million will be paid by Cadence’s insurance carriers, with the balance to be paid by Cadence. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers, and the settlement is subject to approval by the District Court. The District Court preliminarily approved the settlement on November 15, 2011. Notice of the settlement was given to class members pursuant to the District Court’s preliminary approval order, and a hearing for final approval of the settlement is set for February 24, 2012.

During fiscal 2011, Cadence paid $16.4 million into a securities litigation settlement fund, which amount included Cadence’s portion of the settlement consideration of $15.8 million and $0.6 million of accrued interest. As of December 31, 2011, $22.2 million had been paid into the securities litigation settlement fund by Cadence’s insurance carriers.

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

These cases were stayed while the parties participated in the mediation process. On February 8, 2011, the parties to these derivative cases agreed to settle all of them in exchange for certain corporate governance changes that Cadence has agreed to put in place, along with an agreement that an application by plaintiffs’ counsel to the Court for an attorneys’ fee of approximately $1.8 million is appropriate. The fee will be paid by Cadence’s insurance carriers if it is approved by the court. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers. This settlement is subject to court approval. The District Court preliminarily approved the settlement of the derivative actions on November 15, 2011. Notice of the settlement was given to Cadence’s shareholders according to the District Court’s preliminary approval order, and a hearing for final approval of the settlement is set for February 24, 2012.

Other Contingencies

Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2011, fiscal 2010 or fiscal 2009.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2011, fiscal 2010 or fiscal 2009.

Cadence had purchase obligations of $35.6 million as of December 31, 2011 that were associated with agreements or commitments for purchases of goods or services.

NOTE 17. LEASE COMMITMENTS

Equipment and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options and escalating rent payments. Rental expense is recognized on a straight-line basis and was as follows:

	2011	2010	2009
	(In thousands)
Rent expense	$20,633	$21,797	$27,307

As of December 31, 2011, future minimum lease payments under non-cancelable operating leases were as follows:

	Operating Leases	Sub-lease Income	Net Operating Leases
	(In thousands)
For the fiscal years:
2012	$21,156	$(748)	$20,408
2013	17,176	(505)	16,671
2014	12,109	(475)	11,634
2015	10,311	(331)	9,980
2016	8,687	(123)	8,564
Thereafter	13,692	(51)	13,641

Total lease payments	$83,131	$(2,233)	$80,898

Of the $80.9 million in net operating lease payments, $5.0 million was accrued as part of Cadence’s restructuring plans as of December 31, 2011 and will be charged against the restructuring accrual as paid.

NOTE 18. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions for all of its United States employees. Cadence may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to the plan during fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In thousands)
Contributions to 401(k) savings plan	$9,350	$8,775	$9,021

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s Nonqualified Deferred Compensation Plan, or NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected investments. These investments are classified as trading securities in the Consolidated Balance Sheets and gains and losses are recognized as income (expense) in the Consolidated Statements of Operations. Net recognized gains (losses) of trading securities during fiscal 2011, fiscal 2010 and fiscal 2009 were as follows:

	2011	2010	2009
	(In thousands)
Trading securities	$(472)	$2,623	$(1,049)

Certain of Cadence’s international subsidiaries sponsor defined benefit retirement plans. The total unfunded projected benefit obligation for Cadence’s defined benefit plans was $8.9 million as of December 31, 2011 and $8.0 million as of January 1, 2011, and is recorded in other long-term liabilities in the Consolidated Balance Sheets. During fiscal 2010, Cadence recorded a $4.3 million net increase in the unfunded projected benefit obligation for these defined benefit plans with a corresponding decrease in accumulated other comprehensive income. Cadence recorded total expense related to these defined benefit plans during fiscal 2011, fiscal 2010 and fiscal 2009 as follows:

	2011	2010	2009
	(In thousands)
Expense related to defined benefit plans	$2,175	$1,832	$1,058

NOTE 19. STATEMENT OF CASH FLOWS

The supplemental cash flow information for fiscal 2011, fiscal 2010 and fiscal 2009 is as follows:

	2011	2010		2009
	(In thousands)
Cash Paid During the Year for:
Interest	$13,417		$9,979		$7,188
Income taxes, including foreign withholding tax	18,961		29,838		8,277
Non-Cash Investing and Financing Activities:
Stock options assumed for acquisitions	$1,600	$	----	$	----
Available-for-sale securities received from customer	352		1,431		----

NOTE 20. OTHER INCOME (EXPENSE), NET

Other income (expense), net, for fiscal 2011, fiscal 2010 and fiscal 2009 was as follows:

	2011	2010	2009
	(In thousands)
Interest income	$1,303	$1,201	$2,595
Gains on sale of non-marketable securities (Note 10)	8,281	4,885	----
Gains on available-for-sale securities and short-term investments (Note 10)	8,009	109	2,341
Gains (losses) on securities in Cadence’s non-qualified deferred compensation trust (Note 18)	(472)	2,623	(1,049)
Loss on early extinguishment of debt (Note 3)	----	(5,705)	----
Gains on foreign exchange	740	449	431
Equity loss from investments	(136)	(133)	(481)
Write-down of investments (Note 10)	----	(1,500)	(5,207)
Other income	349	612	328

Total other income (expense), net	$18,074	$2,541	$(1,042)

NOTE 21. SEGMENT REPORTING

Segment reporting is based on the “management approach”: how management organizes the company’s reportable segments for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO, who reviews Cadence’s consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following table presents a summary of revenue by geography during fiscal 2011, fiscal 2010 and fiscal 2009:

	2011	2010	2009
	(In thousands)
Americas:
United States	$489,438	$382,692	$370,016
Other Americas	25,152	22,218	20,925

Total Americas	514,590	404,910	390,941

Europe, Middle East and Africa:
Germany	43,006	58,942	48,326
Other Europe, Middle East, and Africa	191,874	148,274	140,607

Total Europe, Middle East, and Africa	234,880	207,216	188,933

Japan	204,388	165,155	152,738
Asia	195,977	158,673	120,020

Total	$1,149,835	$935,954	$852,632

The following table presents a summary of long-lived assets by geography as of December 31, 2011, January 1, 2011 and January 2, 2010:

	2011	2010	2009
	(In thousands)
Americas:
United States	$230,884	$254,113	$282,002
Other Americas	35	34	25

Total Americas	230,919	254,147	282,027

Europe, Middle East and Africa:
Germany	797	773	1,060
Other Europe, Middle East, and Africa	4,016	5,568	5,216

Total Europe, Middle East, and Africa	4,813	6,341	6,276

Japan	3,960	4,532	5,130
Asia	22,825	20,095	18,069

Total	$262,517	$285,115	$311,502

CADENCE DESIGN SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Schedule II

		Addition
Description	Balance at Beginning of Period	Charged to (Credited) Costs and Expenses	Charged (Credited) to Other Accounts(1)		Deductions(2)	Balance at End of Period
Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2011:
Bad debt allowance	$7,604	$(6,596)	$	----	$(1,008)	$	----
Year Ended January 1, 2011:
Bad debt allowance	$23,744	$(17,098)		$428	$530		$7,604
Year Ended January 2, 2010:
Bad debt allowance	$5,608	$21,603	$	----	$(3,467)		$23,744
Sales return allowance	1,916	----		(656)	(1,260)		----

Total	$7,524	$21,603		$(656)	$(4,727)		$23,744

(1)	Sales returns offset against revenue and bad debt allowance from acquisitions.

(2)	Uncollectible accounts written-off, net of recoveries and sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan President, Chief Executive Officer and Director Dated: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	February 23, 2012
Lip-Bu Tan
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Geoffrey G. Ribar	February 23, 2012
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Dr. John B. Shoven Dr. John B. Shoven, Chairman of the Board of Directors	February 23, 2012

/s/ Susan L. Bostrom Susan L. Bostrom, Director	February 23, 2012

/s/ Donald L. Lucas Donald L. Lucas, Director	February 23, 2012

/s/ Dr. James D. Plummer Dr. James D. Plummer, Director	February 23, 2012

/s/ Dr. Alberto Sangiovanni-Vincentelli Dr. Alberto Sangiovanni-Vincentelli, Director	February 23, 2012

/s/ George M. Scalise George M. Scalise, Director	February 23, 2012

/s/ Roger Siboni Roger Siboni, Director	February 23, 2012

/s/ John A.C. Swainson John A.C. Swainson, Director	February 23, 2012

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.01	Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.	10-Q	001-10606	2.01	08/04/2010
3.01	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	08/18/1998
3.02	Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	03/27/2000
3.03	Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.01	08/01/2008
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes Due 2023.	10-Q	001-10606	4.1	11/07/2003
4.03	Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	4.01	08/04/2010
4.04	Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes Due 2013.	10-K	000-10606	4.04	02/23/2007
10.01*	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	08/10/2004
10.02*	Form of Nonstatutory Incentive Stock Award Agreement as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	03/16/2005
10.03*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.05*	The Registrant’s 1995 Directors Stock Option Plan.	10-K	000-10606	10.07	02/23/2007
10.06*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-159486	99.01	05/26/2009
10.07*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.10	02/26/2008
10.08*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	03/12/2002
10.09*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	02/26/2008
10.10*	Amendments Number One and Two of the Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.14	03/02/2009
10.11	Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan.	S-8	333-87674	99.1	05/07/2002
10.12	Verplex Systems, Inc. 1998 Stock Plan.	S-8	333-108251	99.1	08/27/2003
10.13	Get2Chip.Com, Inc. 2001 Stock Plan.	S-8	333-104720	99.2	04/24/2003
10.14	Neolinear, Inc. 2004 Stock Option Plan.	S-8	333-115351	99.1	05/10/2004
10.15	QDA, Inc. 2003 Stock Option/Stock Issuance Plan.	10-K	001-10606	10.23	04/02/2004
10.16*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	08/10/2004
10.17	eTop Design Technology, Inc. 2000 Stock Incentive Plan.	S-8	333-119335	99.1	09/28/2004
10.18	Simplex Solutions, Inc. 2001 Incentive Stock Plan.	S-8	333-88390	99.2	07/03/2002
10.19	Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan.	S-8	333-88390	99.3	07/03/2002
10.20	Celestry Design Technologies, Inc. 2001 Stock Option Plan.	S-8	333-102648	99.4	01/22/2003
10.21	Celestry Design Technologies, Inc. 2001 Executive Stock Plan.	S-8	333-102648	99.5	01/22/2003
10.22	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	04/12/2005
10.23	Verisity Ltd. 1999 Israeli Share Option Plan.	S-8	333-124025	99.2	04/12/2005
10.24	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan.	S-8	333-124025	99.3	04/12/2005
10.25	Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	04/12/2005
10.26	Axis Systems, Inc. 1997 Stock Plan, as amended and restated.	S-8	333-124025	99.6	04/12/2005
10.27	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.85	02/23/2007

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.28	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.86	02/23/2007
10.29	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.87	02/23/2007
10.30	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.89	02/23/2007
10.31	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.90	02/23/2007
10.32	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.91	02/23/2007
10.33	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant’s Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.93	02/23/2007
10.34	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.94	02/23/2007
10.35	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.95	02/23/2007
10.36	Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	09/05/2007
10.37	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	03/24/2008
10.38*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10.39*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Kevin S. Palatnik.	10-Q	001-10606	10.16	12/11/2008

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.40*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.	10-K	001-10606	10.91	03/02/2009
10.41*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	03/02/2009
10.42*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	03/02/2009
10.43*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Thomas A. Cooley.	10-K	001-10606	10.94	03/02/2009
10.44*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	03/02/2009
10.45*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	03/02/2009
10.46*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	05/01/2009
10.47*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards, as currently in effect under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	05/01/2009
10.48*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	07/31/2009
10.49*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	02/26/2010
10.50*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	02/26/2010
10.51	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.01	08/04/2010
10.52	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.02	08/04/2010
10.53	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.03	08/04/2010

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.54	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.04	08/04/2010
10.55	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.05	08/04/2010
10.56	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.06	08/04/2010
10.57	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.07	08/04/2010
10.58	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.08	08/04/2010
10.59	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.09	08/04/2010
10.60	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.10	08/04/2010
10.61	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.11	08/04/2010
10.62	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.12	08/04/2010
10.63*	Employment Agreement, effective as of August 3, 2010, between the Registrant and John J. Bruggeman II.	10-Q	001-10606	10.13	08/04/2010
10.64*	Executive Transition and Release Agreement, dated September 24, 2010 between the Registrant and Kevin S. Palatnik.	10-Q	001-10606	10.01	10/29/2010
10.65*	Offer Letter, executed September 24, 2010 between the Registrant and Geoffrey G. Ribar.	10-Q	001-10606	10.02	10/29/2010
10.66*	Master Individual Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, Ph.D., dated February 9, 2011.	10-Q	001-10606	10.01	04/29/2011
10.67*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	04/29/2011

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.68*	Executive Transition and Release Agreement, effective as of April 27, 2011, between the Registrant and Thomas A. Cooley.	10-Q	001-10606	10.01	07/29/2011
10.69*	The Senior Executive Bonus Plan.	8-K	001-10606	10.01	05/16/2011
10.70*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	05/13/2011
10.71*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	05/13/2011
10.72*	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	05/13/2011
10.73*	Executive Transition and Release Agreement, effective as of July 28, 2011, between the Registrant and John J. Bruggeman II.	10-Q	001-10606	10.01	10/28/2011
10.74*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.75*	Form of Restricted Stock Unit Award Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.76*	Form of Stock Option Agreement, as currently in effect under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.77*	Employment Agreement, effective as of October 21, 2011, between the Registrant and Geoffrey G. Ribar.					X
10.78*	Exhibit B to Master Individual Consulting Agreement between Cadence Design Systems, Inc. and Alberto Sangiovanni-Vincentelli, Ph.D., dated November 17, 2011.					X
21.01	Subsidiaries of the Registrant.					X
23.01	Independent Registered Public Accounting Firm’s Consent.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.