Form 10-Q
period 2012-03-31
CADENCE DESIGN SYSTEMS INC
filed 2012-04-27
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-10606

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

On March 31, 2012, 274,641,301 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$659,687	$601,602
Short-term investments	3,287	3,037
Receivables	79,997	136,772
Inventories	41,720	43,243
2015 Notes Hedges	257,775	215,113
Prepaid expenses and other	69,178	64,216

Total current assets	1,111,644	1,063,983

Property, plant and equipment, net of accumulated depreciation of $662,068 and $658,990, respectively	257,743	262,517
Goodwill	192,445	192,125
Acquired intangibles, net of accumulated amortization of $82,530 and $91,542, respectively	166,528	173,234
Long-term receivables	7,555	11,371
Other assets	58,917	58,039

Total Assets	$1,794,832	$1,761,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$297,653	$294,061
2015 Notes Embedded Conversion Derivative	257,775	215,113
Accounts payable and accrued liabilities	143,760	165,791
Current portion of deferred revenue	312,238	340,401

Total current liabilities	1,011,426	1,015,366

Long-Term Liabilities:
Long-term portion of deferred revenue	62,634	73,959
Convertible notes	133,459	131,920
Other long-term liabilities	126,561	128,894

Total long-term liabilities	322,654	334,773

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock and capital in excess of par value	1,735,689	1,733,884
Treasury stock, at cost	(269,646)	(290,462)
Accumulated deficit	(1,053,745)	(1,083,245)
Accumulated other comprehensive income	48,454	50,953

Total stockholders’ equity	460,752	411,130

Total Liabilities and Stockholders’ Equity	$1,794,832	$1,761,269

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenue:
Product	$190,024	$141,819
Services	29,542	27,805
Maintenance	96,264	96,478

Total revenue	315,830	266,102

Costs and Expenses:
Cost of product	15,401	14,194
Cost of services	19,374	20,075
Cost of maintenance	11,811	10,898
Marketing and sales	83,795	78,372
Research and development	108,594	101,299
General and administrative	27,770	19,302
Amortization of acquired intangibles	3,786	4,459
Restructuring and other charges (credits)	(51)	(41)

Total costs and expenses	270,480	248,558

Income from operations	45,350	17,544
Interest expense	(8,537)	(10,986)
Other income, net	2,434	4,469

Income before provision for income taxes	39,247	11,027
Provision for income taxes	8,143	4,704

Net income	$31,104	$6,323

Net income per share – basic	$0.12	$0.02

Net income per share – diluted	$0.11	$0.02

Weighted average common shares outstanding – basic	267,940	261,533

Weighted average common shares outstanding – diluted	277,733	268,578

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$31,104	$6,323

Other comprehensive loss, net of tax effects:
Foreign currency translation loss	(2,466)	(120)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(4)	(368)
Changes in defined benefit plan liabilities	(29)	(33)

Total other comprehensive loss, net of tax effects	(2,499)	(521)

Comprehensive income	$28,605	$5,802

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011

Cash and Cash Equivalents at Beginning of Period	$601,602	$557,409

Cash Flows from Operating Activities:
Net income	31,104	6,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,939	22,907
Amortization of debt discount and fees	5,734	7,263
Stock-based compensation	11,525	9,357
Gain on investments, net	(1,949)	(4,447)
Non-cash restructuring and other charges	63	65
Deferred income taxes	223	65
Provisions (recoveries) for losses (gains) on trade and installment contract receivables, net	—	(5,197)
Other non-cash items	683	488
Changes in operating assets and liabilities, net of effect of acquired businesses:
Current and long-term receivables	60,172	37,642
Inventories	(154)	(4,016)
Prepaid expenses and other	(5,545)	(5,456)
Other assets	(577)	1,662
Accounts payable and accrued liabilities	(19,582)	(20,681)
Deferred revenue	(39,315)	15,607
Other long-term liabilities	(3,612)	(5,217)

Net cash provided by operating activities	60,709	56,365

Cash Flows from Investing Activities:
Proceeds from the sale of available-for-sale securities	—	1,497
Proceeds from the sale of long-term investments	44	2,677
Purchases of property, plant and equipment	(8,201)	(5,181)
Investment in venture capital partnerships and equity investments	(250)	(608)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(1,041)	(2,538)

Net cash used for investing activities	(9,448)	(4,153)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	—	(2,829)
Tax effect related to employee stock transactions allocated to equity	2,842	160
Payment of acquisition-related contingent consideration	(39)	—
Proceeds from issuance of common stock	12,761	8,897
Stock received for payment of employee taxes on vesting of restricted stock	(6,173)	(2,854)

Net cash provided by financing activities	9,391	3,374

Effect of exchange rate changes on cash and cash equivalents	(2,567)	(787)

Increase in cash and cash equivalents	58,085	54,799

Cash and Cash Equivalents at End of Period	$659,687	$612,208

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements are meant to be, and should be, read in conjunction with the Consolidated Financial Statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Certain prior period balances have been reclassified to conform to current period presentation.

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

NOTE 2. CONVERTIBLE NOTES

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

Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence’s exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. As a result of the 2015 Notes Hedges, Cadence’s maximum expected cash exposure upon conversion of the 2015 Notes is the $350.0 million principal balance of the notes. In June 2010, Cadence also sold warrants in separate transactions, or the 2015 Warrants. As a result of the 2015 Warrants, Cadence will experience dilution to its diluted earnings per share if its average stock price exceeds $10.78 for any fiscal quarter. To the extent that Cadence’s stock price exceeds $10.78 at expiration of the 2015 Warrants, Cadence will issue shares to settle the 2015 Warrants.

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands except percentages)

Outstanding principal maturity value – at March 31, 2012	$ 350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)	Cash to the extent Cadence’s stock price exceeds approximately $7.55 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of our common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)	• Average stock closing price greater than $9.81 for at least 20 of the last 30 trading days in a fiscal quarter (convertible only for subsequent quarter).
• Specified corporate transactions.
• Note trading price falls below a calculated minimum.

Conversion immediately preceding maturity	From March 1, 2015 until the second trading day immediately preceding the maturity date, holders may convert their 2015 Notes at any time into cash as described above under “Conversion feature.”

Redemption at Cadence’s option prior to maturity	None.

Fundamental change put right	Upon certain fundamental corporate changes prior to maturity, the 2015 Note holders could require Cadence to repurchase their notes for cash equal to the principal amount of the notes plus accrued interest.

Make-whole premium	Upon certain fundamental changes prior to maturity, if Cadence’s stock price were between $6.16 and $40.00 per share at that time, the holders of the notes would be entitled to an increase to the conversion rate. This is referred to as a “make-whole premium.”

Financial covenants	None.

Impact of Early Conversion Conditions on Financial Statements

As of March 31, 2012, the 2015 Notes are convertible into cash from April 1, 2012 through June 30, 2012, because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to March 31, 2012. Accordingly, Cadence classified the net balance of the 2015 Notes of $297.7 million as a current liability on the Condensed Consolidated Balance Sheet as of March 31, 2012. The classification of the 2015 Notes as current or long-term on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence’s closing stock price has exceeded $9.81 during the periods specified in the table above under “Early conversion conditions.”

If one of the 2015 Notes Early Conversion Conditions is met in any future fiscal quarter, Cadence would classify its net liability under the 2015 Notes as a current liability on the Condensed Consolidated Balance Sheet as of the end of that fiscal quarter. If none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence would classify its net liability under the 2015 Notes as a long-term liability on the Condensed Consolidated Balance Sheet as of the end of that fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on March 31, 2012, Cadence would have recorded an expense of $59.5 million associated with the conversion, comprised of $52.3 million of unamortized debt discount and $7.2 million of unamortized transaction fees.

As of March 31, 2012, the if-converted value of the 2015 Notes to the note holders of approximately $549.2 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $580.8 million as of March 31, 2012 and was $527.8 million as of December 31, 2011. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of March 31, 2012, none of the note holders had elected to convert their 2015 Notes.

2015 Notes Embedded Conversion Derivative

The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the

2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the Condensed Consolidated Balance Sheet at its estimated fair value. The fair value was $257.8 million as of March 31, 2012 and $215.1 million as of December 31, 2011.

2015 Notes Hedges

The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the Condensed Consolidated Balance Sheet at their estimated fair value. The fair value was $257.8 million as of March 31, 2012 and $215.1 million as of December 31, 2011. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the Condensed Consolidated Income Statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three months ended March 31, 2012 and the three months ended April 2, 2011 and did not have a net impact on the Condensed Consolidated Income Statements for the respective periods.

The classification of the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current or long-term on the Condensed Consolidated Balance Sheet corresponds with the classification of the 2015 Notes, is evaluated at each balance sheet date and may change from time to time depending on whether the closing stock price early conversion condition is met.

2015 Warrants

In June 2010, Cadence sold the 2015 Warrants in separate transactions for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in stockholders’ equity. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares of Cadence’s common stock. Changes in the fair value of the 2015 Warrants will not be recognized in the Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

Components of 2015 Notes

The components of the 2015 Notes as of March 31, 2012 and December 31, 2011 were as follows:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Principal amount	$350,000	$350,000
Unamortized debt discount	(52,347)	(55,939)

Liability component	$297,653	$294,061

The effective interest rate and components of interest expense of the 2015 Notes for the three months ended March 31, 2012 and April 2, 2011 were as follows:

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%
Contractual interest expense	$2,289	$2,289
Amortization of debt discount	$3,592	$3,337

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

At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. If a holder of the 2013 Notes elects to convert its notes prior to maturity, the holder of the notes will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading “Conversion feature.” As of March 31, 2012, the 2013 Notes were not convertible.

Cadence entered into hedge transactions, or the 2013 Notes Hedges and the 2011 Notes Hedges, in connection with the issuance of the 2013 Notes and the 2011 Notes. The 2011 Notes Hedges expired unexercised on December 15, 2011. Pursuant to the 2013 Notes Hedges, Cadence has the option to receive the amount of shares that may be owed to the 2013 Notes holders. The purpose of the 2013 Notes Hedges was to limit Cadence’s exposure to the dilution that may result from the issuance of shares upon conversion of the notes. In December 2006, Cadence also sold warrants in separate transactions, or the 2013 Warrants and the 2011 Warrants. As a result of the 2013 Warrants, Cadence will experience dilution to its diluted earnings per share to the extent its average stock price exceeds $31.50 for any fiscal quarter. If Cadence’s stock price is above $31.50 at the expiration of the 2013 Warrants, Cadence will issue shares to settle the 2013 Warrants.

A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages)
Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at March 31, 2012	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)	Shares to the extent Cadence’s stock price exceeds $21.15 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of our common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)	• Average stock closing price greater than $27.50 for at least 20 of the last 30 trading days in a calendar quarter (convertible only for subsequent quarter).
• Specified corporate transactions.
• Note trading price falls below calculated minimum.

Conversion immediately preceding maturity	From November 1, 2013 and until the trading day immediately preceding the maturity date, holders may convert their 2013 Notes at any time into cash and Cadence shares as described above under “Conversion feature.”

Redemption at Cadence’s option prior to maturity	None.

Fundamental change put right	Upon a fundamental change prior to maturity, the 2013 Note holders could require Cadence to repurchase their notes for cash equal to the principal amount of the notes plus accrued interest.

Make-whole premium	Upon certain fundamental changes, prior to maturity, if Cadence’s stock price were between $18.00 and $60.00 per share at that time, the holders of the notes would be entitled to an increase to the conversion rate. This is referred to as a “make-whole premium.”

Financial covenants	None.

Impact of Early Conversion Conditions on Financial Statements

As of March 31, 2012, none of the 2013 Notes Early Conversion Conditions had been met and the 2013 Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheet. The classification of the 2013 Notes as a current or long-term liability on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the closing stock price early conversion condition is met for that particular quarter.

As of March 31, 2012, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $143.7 million as of March 31, 2012 and was $142.3 million as of December 31, 2011.

2013 and 2011 Notes Hedges

The 2011 Notes Hedges expired unexercised on December 15, 2011. The 2013 Notes Hedges expire on December 15, 2013 and must be settled in net shares of Cadence common stock. The aggregate cost of the hedges entered into in connection with the 2011 Notes Hedges (which had similar conversion features as the 2013 Notes) and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to stockholders’ equity. In connection with the purchase of a portion of the 2013 Notes and 2011 Notes in June 2010, and the purchase of a portion of the 2013 Notes in November 2010, Cadence also sold a portion of the 2013 Notes Hedges and the 2011 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2013 Notes Hedges was $1.4 million as of March 31, 2012 and $1.4 million as of December 31, 2011. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

2013 and 2011 Warrants

In December 2006, Cadence sold warrants in separate transactions, which consisted of the 2013 Warrants and the 2011 Warrants, for the purchase of up to 23.6 million shares of Cadence’s common stock at a strike price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in stockholders’ equity. In connection with the purchase of a portion of the 2013 Notes and the 2011 Notes in June 2010 and November 2010, Cadence also purchased a portion of the 2013 Warrants and the 2011 Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The 2011 Warrants expire on various dates from February 2012 through April 2012 and the 2013 Warrants expire on various dates from February 2014 through April 2014, and both the 2011 Warrants and the 2013 Warrants must be settled in net shares of Cadence’s common stock. During the three months ended March 31, 2012, a portion of the 2011 Warrants expired, reducing the number of shares of Cadence common stock available for purchase by 6.1 million shares. Changes in the fair value of the 2013 Warrants and the 2011 Warrants will not be recognized in the Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

Components of the 2013 Notes

The components of the 2013 Notes as of March 31, 2012 and December 31, 2011 were as follows:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Equity component – included in common stock	$63,027	$63,027

Principal amount	$144,461	$144,461
Unamortized debt discount	(11,180)	(12,719)

Liability component	$133,281	$131,742

The effective interest rate and components of interest expense of the 2013 Notes for the three months ended March 31, 2012 and of the 2013 Notes and 2011 Notes for the three months ended April 2, 2011 were as follows:

	Three months ended
	March 31, 2012	April 2, 2011
	(In thousands, except percentages)
Effective interest rate	6.4%	6.3%
Contractual interest expense	$540	$1,054
Amortization of debt discount	$1,539	$3,197

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of March 31, 2012 and December 31, 2011, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.

NOTE 3. ACQUISITION-RELATED CONTINGENT CONSIDERATION

For business combinations completed after January 3, 2009, contingent consideration is recorded at fair value on the acquisition date and adjusted to fair value at the end of each reporting period.

One of the fiscal 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if certain financial measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the contingent consideration as of March 31, 2012 was $3.8 million and included $0.3 million of accretion recorded after the date of acquisition.

Cadence may be obligated to make cash payments in connection with business combinations and asset acquisitions, based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $31.4 million over the next 49 months. Of the $31.4 million, up to $20.7 million would be recorded as operating expenses in the Condensed Consolidated Income Statements and up to $5.6 million would be recorded as additional goodwill.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2012 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2011	$192,125
Effect of foreign currency translation	320

Balance as of March 31, 2012	$192,445

Acquired Intangibles, Net

Acquired intangibles with finite lives as of March 31, 2012 were as follows, excluding intangibles that were fully amortized as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, net
	(In thousands)
Existing technology	$90,667	$(20,037)	$70,630
Agreements and relationships	117,108	(29,050)	88,058
Distribution rights	30,100	(26,338)	3,762
Tradenames, trademarks and patents	11,183	(7,105)	4,078

Total acquired intangibles	$249,058	$(82,530)	$166,528

Acquired intangibles with finite lives as of December 31, 2011 were as follows, excluding intangibles that were fully amortized as of January 1, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, net
	(In thousands)
Existing technology	$90,433	$(17,119)	$73,314
Agreements and relationships	118,060	(27,123)	90,937
Distribution rights	30,100	(25,585)	4,515
Tradenames, trademarks and patents	26,183	(21,715)	4,468

Total acquired intangibles	$264,776	$(91,542)	$173,234

Amortization of acquired intangibles for the three months ended March 31, 2012 and April 2, 2011 was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Cost of product	$2,899	$2,196
Amortization of acquired intangibles	3,786	4,459

Total amortization of acquired intangibles	$6,685	$6,655

Amortization of costs from existing technology is included in cost of product.

Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2012 – remaining period	$19,810
2013	23,096
2014	20,338
2015	20,025
2016	19,585
Thereafter	63,674

Total estimated amortization expense	$166,528

NOTE 5. RESTRUCTURING AND OTHER CHARGES

Cadence has initiated various restructuring plans in the past in an effort to operate more efficiently. These restructuring plans were primarily comprised of severance and termination costs related to headcount reductions and facility-related lease loss charges. As of March 31, 2012, all severance and termination benefits have been paid.

The following table presents activity for Cadence’s restructuring plans for the three months ended March 31, 2012:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, December 31, 2011	$46	$4,976	$5	$5,027
Restructuring and other charges (credits), net	(29)	(22)	—	(51)
Cash payments	(17)	(305)	—	(322)
Effect of foreign currency translation	—	143	—	143

Balance, March 31, 2012	$—	$4,792	$5	$4,797

NOTE 6. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

Cadence’s current and long-term accounts receivable balances as of March 31, 2012 and December 31, 2011 were as follows:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Accounts receivable	$46,851	$99,686
Installment contract receivables, short-term	33,146	37,086
Long-term receivables	7,555	11,371

Total receivables	$87,552	$148,143

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industry. As of March 31, 2012 and December 31, 2011, no single customer accounted for more than 10% of Cadence’s total receivables, net. As of March 31, 2012, approximately 41% of Cadence’s total receivables, net, were attributable to the ten customers with the largest balances of total receivables, net. As of December 31, 2011, approximately 45% of Cadence’s total receivables, net, were attributable to the ten customers with the largest balances of total receivables, net.

NOTE 7. FAIR VALUE

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2012.

The carrying value of Cadence’s cash and cash equivalents approximates their fair value and is based on level 1 inputs. The carrying value of Cadence’s receivables, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments and is based on level 2 inputs. The carrying values of Cadence’s long-term receivables approximate their fair values and are based on level 2 inputs, including current market rates of interest. The fair values of Cadence’s 2013 Notes and 2015 Notes are influenced by interest rates, Cadence’s stock price and stock price volatility and are determined by level 1 inputs, including prices for the 2013 Notes and 2015 Notes observed in market trading. The fair values of Cadence’s 2015 Notes Hedges and 2015 Notes Embedded Conversion Derivative are influenced by level 2 inputs, including interest rates, Cadence’s stock price and stock price volatility.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements as of March 31, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents – money market funds	$529,194	$529,194	$—	$—
Available-for-sale securities	3,287	3,287	—	—
Trading securities held in Non-Qualified Deferred Compensation Plan, or NQDC	21,986	21,986	—	—
2015 Notes Hedges	257,775	—	257,775	—
Foreign currency exchange contracts	170	—	170	—

Total Assets	$812,412	$554,467	$257,945	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,987	$—	$—	$3,987
2015 Notes Embedded Conversion Derivative	257,775	—	257,775	—

Total Liabilities	$261,762	$—	$257,775	$3,987

	Fair Value Measurements as of December 31, 2011:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents – money market funds	$484,102	$484,102	$—	$—
Available-for-sale securities	3,037	3,037	—	—
Trading securities held in NQDC	24,058	24,058	—	—
2015 Notes Hedges	215,113	—	215,113	—
Foreign currency exchange contracts	200	—	200	—

Total Assets	$726,510	$511,197	$215,313	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,911	$—	$—	$3,911
2015 Notes Embedded Conversion Derivative	215,113	—	215,113	—

Total Liabilities	$219,024	$—	$215,113	$3,911

Level 1 Measurements

Cadence’s cash equivalents held in money market funds, Cadence’s available-for-sale securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.

Level 2 Measurements

The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors.

Cadence’s foreign currency exchange contracts are measured at fair value using observable foreign currency exchange rates.

Level 3 Measurements

The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of March 31, 2012 and December 31, 2011. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.

Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the Condensed Consolidated Income Statements. For an additional description of the related business combinations, see Note 3.

The following table summarizes the level 3 activity for the three months ended March 31, 2012:

(In thousands)
Balance as of December 31, 2011	$3,911
Payments	(39)
Adjustments	115

Balance as of March 31, 2012	$3,987

NOTE 8. INVESTMENTS

Cash and Cash Equivalents

The following table summarizes Cadence’s cash and cash equivalents as of March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Cash and interest bearing deposits	$130,493	$117,500
Cash equivalents – money market funds	529,194	484,102

Total cash and cash equivalents	$659,687	$601,602

Marketable Securities

Cadence’s marketable securities as of March 31, 2012 and December 31, 2011 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities as of March 31, 2012	$1,846	$1,441	$—	$3,287
Available-for-sale securities as of December 31, 2011	$1,830	$1,207	$—	$3,037

Realized gains from the sale of available-for-sale securities during three months ended March 31, 2012 and April 2, 2011 were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Gains on sale of available-for-sale securities	$117	$65

Non-Marketable Investments

Cadence’s non-marketable investments generally consist of voting preferred stock or convertible debt of privately-held companies. If Cadence determines that it has the ability to exercise significant influence over the issuer, which may include considering whether the investments Cadence holds are in-substance common stock, the investment is accounted for using the equity method.

Cadence’s non-marketable investments as of March 31, 2012 and December 31, 2011 were as follows:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Cost method	$6,157	$6,157
Equity method	4,343	4,303

Total non-marketable investments	$10,500	$10,460

Net realized gains on the sale of non-marketable investments during the three months ended March 31, 2012 and April 2, 2011 were as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Gains on sale of non-marketable investments	$—	$2,621

NOTE 9. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted-average number of shares of common stock outstanding during that period, less unvested restricted stock awards. None of Cadence’s outstanding grants of restricted stock contain nonforfeitable dividend rights. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

The calculations for basic and diluted net income per share for the three months ended March 31, 2012, and April 2, 2011, are as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands, except per share amounts)
Net income	$31,104	$6,323

Weighted average common shares used to calculate basic net income per share	267,940	261,533
2023 Notes	11	11
2015 Warrants	2,523	—
Stock-based compensation	7,259	7,034

Weighted average common shares used to calculate diluted net income per share	277,733	268,578

Basic net income per share	$0.12	$0.02

Diluted net income per share	$0.11	$0.02

The following table presents shares of Cadence’s common stock outstanding for the three months ended March 31, 2012 and April 2, 2011 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
2015 Warrants (various expiration dates through 2015)	—	46,382
2011 Warrants and 2013 Warrants (various expiration dates through 2014)	7,815	13,922
Options to purchase shares of common stock (various expiration dates through 2021)	14,070	18,524
Unvested shares of restricted stock	33	369

Total potential common shares excluded	21,918	79,197

NOTE 10. ACCUMULATED DEFICIT

The changes in accumulated deficit for the three months ended March 31, 2012 were as follows:

Three Months Ended
(In thousands)
Balance as of December 31, 2011	$(1,083,245)
Net income	31,104
Reissuance of treasury stock	(1,604)

Balance as of March 31, 2012	$(1,053,745)

NOTE 11. OTHER COMPREHENSIVE INCOME

Cadence’s other comprehensive income is comprised of foreign currency translation gains and losses, changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses and changes in defined benefit plan liabilities as presented in Cadence’s Condensed Consolidated Statements of Comprehensive Income.

Changes in unrealized holding gains or losses on available-for-sale securities include the following for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Unrealized holding gains	$(4)	$(314)
Reclassification of unrealized holding gains to other income, net	—	(54)

Changes in unrealized holding gains or losses	$(4)	$(368)

Accumulated other comprehensive income was comprised of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Foreign currency translation gain	$51,524	$53,990
Changes in defined benefit plan liabilities	(4,497)	(4,468)
Unrealized holding gains on available-for-sale securities	1,427	1,431

Total accumulated other comprehensive income	$48,454	$50,953

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

On February 11, 2011, the parties to the securities litigation agreed to settle the securities litigation for consideration of $38.0 million, of which approximately $22.2 million will be paid by Cadence’s insurance carriers, with the balance to be paid by Cadence. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers. The District Court preliminarily approved the settlement on November 15, 2011. Notice of the settlement was given to class members pursuant to the District Court’s preliminary approval order. On April 23, 2012, the District Court entered an order granting final approval of the securities litigation settlement, and entered its final judgment and order of dismissal with prejudice.

During fiscal 2011, Cadence paid $16.4 million into a securities litigation settlement fund, which amount included Cadence’s portion of the settlement consideration of $15.8 million and $0.6 million of accrued interest. As of March 31, 2012, $22.2 million had been paid into the securities litigation settlement fund by Cadence’s insurance carriers.

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

These cases were stayed while the parties participated in the mediation process. On February 8, 2011, the parties to these derivative cases agreed to settle all of them in exchange for certain corporate governance changes that Cadence has agreed to put in place, along with an agreement that an application by plaintiffs’ counsel to the Court for an attorneys’ fee of approximately $1.8 million is appropriate. The fee will be paid by Cadence’s insurance carriers. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers. The District Court preliminarily approved the settlement of the derivative actions on November 15, 2011. Notice of the settlement was given to Cadence’s shareholders according to the District Court’s preliminary approval order. On April 23, 2012, the District Court entered an order granting final approval of the derivative settlement, and entered its final judgment and order of dismissal with prejudice.

Other Contingencies

Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 31, 2012 or April 2, 2011.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended March 31, 2012 or April 2, 2011.

NOTE 13. STATEMENT OF CASH FLOWS

The supplemental cash flow information for the three months ended March 31, 2012 and April 2, 2011 is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Cash Paid During the Period for:
Income taxes, including foreign withholding tax	$4,699	$3,885

Non-cash Investing and Financing Activities:
Available-for-sale securities received from customer	$15	$—
Receivables related to sales of available-for-sale securities	$122	$—

NOTE 14. OTHER INCOME, NET

Cadence’s other income, net, for the three months ended March 31, 2012 and April 2, 2011 was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Interest income	$337	$373
Gains on sale of non-marketable investments (Note 8)	—	2,621
Gains on securities in Cadence’s non-qualified deferred compensation trust	1,798	1,735
Gains (losses) on foreign exchange	100	(479)
Equity income (losses) from investments	34	(30)
Gains on sale of available-for-sale securities (Note 8)	117	65
Other income	48	184

Total other income, net	$2,434	$4,469

NOTE 15. SEGMENT REPORTING

Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO, who reviews Cadence’s consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based on the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following table presents a summary of revenue by geography for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In thousands)
Americas:
United States	$130,455	$112,019
Other Americas	8,124	5,141

Total Americas	138,579	117,160

Europe, Middle East and Africa:
Germany	13,255	11,725
Other Europe, Middle East and Africa	46,454	44,551

Total Europe, Middle East and Africa	59,709	56,276

Japan	56,219	50,165

Asia:
China	16,523	11,634
Other Asia	44,800	30,867

Total Asia	61,323	42,501

Total	$315,830	$266,102

The following table presents a summary of long-lived assets by geography as of March 31, 2012 and December 31, 2011:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Americas:
United States	$226,619	$230,884
Other Americas	28	35

Total Americas	226,647	230,919

Europe, Middle East and Africa:
Germany	792	797
Other Europe, Middle East and Africa	4,189	4,016

Total Europe, Middle East and Africa	4,981	4,813

Japan	3,144	3,960

Asia:
China	7,796	7,820
Other Asia	15,175	15,005

Total Asia	22,971	22,825

Total	$257,743	$262,517

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Certain of these statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Substantially all of our revenue is generated from integrated circuit, or IC, and electronics systems manufacturers and designers and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.

In order to be competitive and profitable in the price-sensitive markets they serve, our customers demand high levels of productivity from their design teams, better predictability in their development schedules and high quality products. Semiconductor and electronics systems companies are responding to demand for increased functionality and miniaturization by combining subsystems – such as radio frequency, or RF, wireless communication, video signal processing and microprocessors – either onto a single silicon chip, creating a system-on-chip, or SoC, or by combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration has required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

Our offerings address many of the challenges associated with developing unique silicon circuitry, integrating that circuitry with Design IP developed by us or third parties to create SoCs, and combining ICs and SoCs with software to create electronic systems. Our strategy is to provide our customers with the ability to address the broad range of issues that arise at the silicon, SoC and system levels.

The most significant issues that our customers face in creating their products include optimizing energy consumption, manufacturing microscopic circuitry, verifying device functionality and achieving technical performance targets, all while meeting aggressive cost requirements. Our semiconductor and systems customers deliver a wide range of products in segments such as smart phones, tablets, televisions, communications and internet infrastructure, and computing platforms. Providers of EDA solutions must deliver products that address the technical challenges while improving the productivity, predictability, reliability and profitability of the design processes and products of their customers.

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

Critical Accounting Estimates

In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our Condensed Consolidated Balance Sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates and make changes accordingly. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Results of Operations

Financial results for the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, reflect the following:

•	An increase in revenue primarily because of:

•	A general increase in the annualized values of software contracts with our customers;

•	Increases in the sale and lease of our hardware products; and

•	Our continuing transition to a ratable license mix, under which most orders made in any period generate revenue in future periods.

•	An increase in employee-related costs for variable compensation primarily resulting from improving business levels.

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

The timing of our product revenue is significantly affected by the mix of license types in the bookings executed in any given period and whether the revenue for such bookings is recognized over multiple periods or up-front, upon completion of delivery.

We seek to achieve a mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and the remainder of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this bookings mix may be impacted by an increase in hardware sales beyond our current expectations, because revenue for hardware sales is generally recognized up-front in the quarter in which delivery is completed.

Approximately 90% of the aggregate value of our bookings during the three months ended March 31, 2012 and April 2, 2011 was of a type for which the revenue is recurring, or ratable, in nature.

Customer preferences regarding conditions of use determine the license type, timing of revenue recognition and potential future business activity. For example, if a customer chooses a fixed duration of use, this will result in either a subscription or a term license. A business implication of this decision is that, at the expiration of the license period, the customer must decide whether to continue using the technology and therefore renew the license agreement. Historically, larger customers generally have used products from two or more of our five product groups and rarely completely terminate their business with us upon expiration of the license.

For an additional description of the impact of hardware sales on the anticipated mix of bookings, our other license types and the timing of revenue recognition for license transactions, see the discussion under the heading “Critical Accounting Estimates – Revenue Recognition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2011.

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

Revenue by Period

The following table shows our revenue for the three months ended March 31, 2012 and April 2, 2011 and the change in revenue between periods:

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$190.0	$141.8	$48.2	34%
Services	29.5	27.8	1.7	6%
Maintenance	96.3	96.5	(0.2)	(0)%

Total revenue	$315.8	$266.1	$49.7	19%

Product revenue increased during the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, primarily because of increased business levels, an increase in revenue related to the sale and lease of our hardware products and increased revenue recognized from bookings in prior periods.

Revenue by Product Group

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other for the past five consecutive quarters:

	Three Months Ended
	March 31, 2012	December 31, 2011	October 1, 2011	July 2, 2011	April 2, 2011
Functional Verification and Design IP	30%	32%	30%	33%	28%
Digital IC Design	23%	21%	22%	21%	24%
Custom IC Design	23%	23%	23%	22%	20%
System Interconnect	8%	8%	9%	8%	10%
Design for Manufacturing	7%	6%	6%	6%	8%
Services and other	9%	10%	10%	10%	10%

Total	100%	100%	100%	100%	100%

As described in Note 2 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.

The changes in the percentage of revenue contributed by the Functional Verification and Design IP product group for the quarters presented are generally related to changes in revenue related to our hardware products.

Revenue by Geography

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
United States	$130.5	$112.0	$18.5	17%
Other Americas	8.1	5.1	3.0	59%
Europe, Middle East and Africa	59.7	56.3	3.4	6%
Japan	56.2	50.2	6.0	12%
Asia	61.3	42.5	18.8	44%

Total revenue	$315.8	$266.1	$49.7	19%

For the primary factors contributing to our increase in revenue across our geographies see the general description under “Revenue by Period” above.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 31, 2012	April 2, 2011
United States	41%	42%
Other Americas	3%	2%
Europe, Middle East and Africa	19%	21%
Japan	18%	19%
Asia	19%	16%

Total	100%	100%

No one customer accounted for 10% or more of total revenue during the three months ended March 31, 2012 and April 2, 2011.

Most of our revenue is transacted in the United States dollar. However, certain transactions are denominated in foreign currencies, primarily the Japanese yen, and we recognize additional revenue from those contracts in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue from those contracts in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Cost of Revenue

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$15.4	$14.2	$1.2	8%
Services	19.4	20.1	(0.7)	(3%)
Maintenance	11.8	10.9	0.9	8%

The following table shows cost of revenue as a percentage of related revenue for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Product	8%	10%
Services	66%	72%
Maintenance	12%	11%

Cost of Product

Cost of product includes costs associated with the sale and lease of our hardware and licensing of our software and IP products. Cost of product associated with our hardware products includes materials, assembly and overhead. These additional hardware manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and IP products. Cost of product also includes the cost of employee salary, benefits and other employee-related costs, including stock-based compensation expense, amortization of acquired intangibles directly related to our products, as well as the costs of technical documentation and royalties payable to third-party vendors.

A summary of cost of product is as follows:

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product-related costs	$12.5	$12.0	$0.5	4%
Amortization of acquired intangibles	2.9	2.2	0.7	32%

Total cost of product	$15.4	$14.2	$1.2	8%

The changes in cost of product during the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, were primarily due to increases in hardware costs and amortization of acquired intangibles. Hardware costs increased primarily due to an increase in hardware sales. Amortization of acquired intangibles included in cost of product increased primarily due to amortization of intangible assets acquired with our fiscal 2011 acquisitions.

Cost of product depends primarily upon the mix of hardware and software product sales in any given period, and also depends upon the extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. There were no significant changes in cost of services during the three months ended March 31, 2012, as compared to the three months ended April 2, 2011.

Cost of services has decreased in recent fiscal quarters because certain of our design services engineers have been redeployed to internal research and development projects or to assist with pre-sales activities. We expect to continue to utilize our services engineers on internal projects and expect our cost of services to continue to decrease during the remainder of fiscal 2012, as compared to fiscal 2011.

Cost of Maintenance

Cost of maintenance includes the cost of our customer support services, such as telephone, online and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. There were no significant changes in cost of maintenance during the three months ended March 31, 2012, as compared to the three months ended April 2, 2011.

Operating Expenses

Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to hiring, acquisitions or restructuring activities, foreign exchange rates, cost reduction strategies and the impact of our variable compensation programs, which are driven by overall business performance. Our employee salary and other compensation-related costs increased during the three months ended March 31, 2012, when compared to the three months ended April 2, 2011, primarily due to improved business levels resulting in higher variable compensation.

Our operating expenses for the three months ended March 31, 2012 and April 2, 2011 were as follows:

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
Operating expenses	$220.2	$199.0	$21.2	11%
Percentage of total revenue	70%	75%

Marketing and Sales

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$83.8	$78.4	$5.4	7%
Percentage of total revenue	27%	29%

The changes in marketing and sales expense for the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, were due to the following:

Change
(In millions)
Salary, variable compensation, benefits and other employee-related costs	$4.9
Other individually insignificant items	0.5

$5.4

Research and Development

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
Research and development	$108.6	$101.3	$7.3	7%
Percentage of total revenue	34%	38%

The changes in research and development expense for the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, were due to the following:

Change
(In millions)
Salary, variable compensation, benefits and other employee-related costs	$6.9
Stock-based compensation	1.1
Other individually insignificant items	(0.7)

$7.3

General and Administrative

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
General and administrative	$27.8	$19.3	$8.5	44%
Percentage of total revenue	9%	7%

The changes in general and administrative expense for the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, were due to the following:

Change
(In millions)
Net recoveries of allowance for doubtful accounts	$5.2
Legal and other professional services costs	1.7
Other individually insignificant items	1.6

$8.5

We recorded net recoveries of our allowance for doubtful accounts of $5.2 million during the three months ended April 2, 2011 because we collected certain receivables that previously had been included in our allowance for doubtful accounts. We had previously recorded reserves for certain customers based on changes in our assessment of collectability for those customers. The principal factor for the assessment at that time was a general deterioration of economic conditions having a significant impact on certain customers. These customers’ business prospects eventually improved, and we were able to collect the majority of those receivables that had previously been reserved, resulting in recoveries of previously reserved bad debts.

Amortization of Acquired Intangibles

	Three Months Ended		Change
	March 31, 2012	April 2, 2011	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$3.6	$4.5	$(0.9)	(20)%

The change in amortization of acquired intangibles resulted from certain acquired intangibles becoming fully amortized.

Interest Expense

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In millions)
Contractual cash interest expense:
2011 Notes	$—	$0.5
2013 Notes	0.5	0.6
2015 Notes	2.3	2.3
Amortization of debt discount:
2011 Notes	—	1.7
2013 Notes	1.5	1.5
2015 Notes	3.6	3.3
Amortization of deferred financing costs:
2011 Notes	—	0.2
2013 Notes	0.1	0.1
2015 Notes	0.5	0.5
Other interest expense	—	0.3

Total interest expense	$8.5	$11.0

Other Income, Net

Other income, net, for the three months ended March 31, 2012 and April 2, 2011 was as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In millions)
Interest income	$0.3	$0.4
Gains on sale of non-marketable investments	—	2.6
Gains on securities in the non-qualified deferred compensation trust	1.8	1.7
Gains (losses) on foreign exchange	0.1	(0.5)
Gains on sale of available-for-sale securities	0.1	0.1
Other income	0.1	0.2

Total other income, net	$2.4	$4.5

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
	(In millions, except percentages)
Provision for income taxes	$8.1	$4.7
Effective tax rate	20.8%	42.7%

Our provision for income taxes for the three months ended March 31, 2012 primarily consisted of tax expense related to certain of our foreign subsidiaries, interest expense on unrecognized tax benefits, and excess tax benefits from stock-based compensation that were allocated to equity. Our provision for income taxes for the three months ended April 2, 2011 primarily consisted of tax expense related to certain of our foreign subsidiaries and interest expense on unrecognized tax benefits.

We estimate our annual effective tax rate for fiscal 2012 to be approximately 18.5%, consisting of tax expense related to certain of our foreign subsidiaries, interest expense on unrecognized tax benefits, and excess tax benefits from stock-based compensation allocated to equity. Our estimate excludes additional excess tax benefits from stock-based compensation that may be allocated to equity in future periods since the excess tax benefits cannot be reasonably estimated. Excess tax benefits from stock-based compensation that are allocated to equity will increase the annual effective tax rate. Our estimate also does not include any tax expense or tax benefit related to effective settlements of tax examinations that may occur in the future.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more than 50% likely that some portion or all of the deferred tax assets will not be realized. Our cumulative loss in the United States incurred over the three year period ended March 31, 2012 was considered significant negative evidence with a high level of objectivity that outweighed our ability to rely on projections of future income in determining whether a valuation allowance was needed. It is reasonably possible that we could have cumulative income over a three year period within the next twelve months. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

For further discussion regarding our income taxes, including the status of examinations by tax authorities and considerations related to the establishment or release of valuation allowance, see Note 6 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

	As of
	March 31, 2012	December 31, 2011	Change
	(In millions)
Cash, cash equivalents and short-term investments	$663.0	$604.6	$58.4
Net working capital	$100.2	$48.6	$51.6

	Three Months Ended
	March 31, 2012	April 2, 2011	Change
	(In millions)
Cash provided by operating activities	$60.7	$56.4	$4.3
Cash used for investing activities	$(9.4)	$(4.2)	$(5.2)
Cash provided by financing activities	$9.4	$3.4	$6.0

Cash and Cash Equivalents and Short-term Investments

As of March 31, 2012, our principal sources of liquidity consisted of $663.0 million of cash and cash equivalents and short-term investments, as compared to $604.6 million as of December 31, 2011.

Our primary sources of cash during the three months ended March 31, 2012 were:

•	Customer payments for products, maintenance and services; and

•	Cash received from stock purchases under our ESPP and from the exercise of stock options.

Our primary uses of cash during the three months ended March 31, 2012 were:

•	Payments relating to salaries, benefits, other employee-related costs and other operating expenses; and

•	Purchases of property, plant and equipment.

Approximately 50% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of March 31, 2012. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.

We expect that current cash, cash equivalents and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital

Net working capital increased by $51.6 million as of March 31, 2012, as compared to December 31, 2011, due to the following:

Change
(In millions)
Increase cash and cash equivalents	$58.1
Decrease in current portion of deferred revenue	28.2
Decrease in accounts payable and accrued liabilities	22.0
Increase in prepaid expenses and other	5.0
Increase in convertible notes	(3.6)
Decrease in inventories	(1.5)
Decrease in receivables, net	(56.8)
Other individually insignificant items	0.2

$51.6

The 2015 Notes are convertible into cash from April 1, 2012 through June 30, 2012 because our stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to March 31, 2012. Accordingly, we classified the net balance of the 2015 Notes of $297.7 million as a current liability on our Condensed Consolidated Balance Sheet as of March 31, 2012. The classification of the 2015 Notes as a current or long-term liability on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the stock price conversion condition, as described above, has been met in a particular fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on March 31, 2012, we would have recorded an expense of $59.5 million associated with the conversion, comprised of $52.3 million of unamortized debt discount and $7.2 million of unamortized transaction fees.

The classification of the liability associated with the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges asset as current or long-term on our Condensed Consolidated Balance Sheet corresponds with the classification of the 2015 Notes. As such, we classified the fair value of the 2015 Notes Embedded Conversion Derivative as a current liability on our Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011. We also classified the fair value of the 2015 Notes Hedges as current assets on our Condensed Consolidated Balance Sheets as of March 31, 2012 and

December 31, 2011. The value of the 2015 Notes Embedded Conversion Derivative liability and the value of the 2015 Notes Hedges asset offset one another and the changes in the fair value of these instruments resulted in no net change to our net working capital as of March 31, 2012.

If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350.0 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between April 1, 2012 and June 30, 2012. However, if the holders of the 2015 Notes elect to convert their notes between April 1, 2012 and June 30, 2012, we expect to have sufficient cash to fund any payment resulting from a conversion.

For an additional description of our 2015 Notes, and the conversion terms thereof, see Note 2 in our Notes to Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

The changes in net cash provided by operating activities for the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, were due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$32.5
Changes in operating assets and liabilities, net of effect of acquired businesses	(28.2)

$4.3

Cash flows from operating activities include net income, adjusted for certain non-cash charges, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.

If our customers experience adverse changes in the future, are not successful in generating sufficient cash or are precluded from securing financing, they may delay purchasing our products and services, or they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations would adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and cash flows from operations. For an additional description of our accounts receivable, see Note 6 in our Notes to Condensed Consolidated Financial Statements.

We expect to pay an additional $4.8 million related to our previous restructuring activities, primarily for payments related to vacated facilities, net of expected sublease income.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.

Cash Flows from Investing Activities

The changes in net cash used for investing activities for the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, were due to the following:

Change
(In millions)
Purchases of property, plant and equipment	$(3.0)
Proceeds from the sale of long-term investments	(2.6)
Proceeds from the sale of available-for-sale securities	(1.5)
Cash paid in business combinations and asset acquisitions, net of cash acquired	1.5
Other individually insignificant items	0.4

$(5.2)

In connection with our business combinations and asset acquisitions completed before March 31, 2012, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $31.4 million in cash during the next 49 months.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, business combinations, and making long-term equity investments.

Cash Flows from Financing Activities

The changes in net cash provided by financing activities for the three months ended March 31, 2012, as compared to the three months ended April 2, 2011, were due to the following:

Change
(In millions)
Proceeds from the issuance of common stock	$3.9
Principal payment on previous receivable sale financing	2.8
Tax effect related to employee stock transactions allocated to equity	2.7
Stock received for payment of employee taxes on vesting of restricted stock	(3.3)
Other individually insignificant items	(0.1)

$6.0

For an additional description of our 2013 Notes and 2015 Notes, and the conversion terms thereof, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Net Working Capital,” above.

We recorded losses on the reissuance of treasury stock of $1.6 million during the three months ended March 31, 2012, as compared to $6.5 million during the three months ended April 2, 2011.

Other Factors Affecting Liquidity and Capital Resources

As of March 31, 2012, we had convertible notes outstanding with a net liability value of approximately $430.9 million and that mature between December 15, 2013 and June 1, 2015. The principal maturity value of these convertible notes is approximately $494.5 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.

In the case of our 2015 Notes, we will owe additional cash to the note holders upon early conversion if our stock price exceeds $7.55 per share. We entered into hedges with counterparties to limit our exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders upon conversion. In separate transactions, we sold warrants with a strike price of $10.78 per share. Although our incremental cash payout exposure above the conversion price is limited by the hedges to the $350.0 million outstanding principal value of the 2015 Notes, we will experience dilution to our stock and to our diluted earnings per share from the outstanding warrants to the extent our stock price exceeds $10.78. Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If holders of the 2015 Notes were to choose to convert at a time in which the notes are convertible, it could have a significant negative impact on our cash and liquidity.

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

We expect to fund the maturity of the 2013 Notes in December 2013 with our cash on hand and future cash flows from operations. The 2013 Notes could become convertible prior to their maturity if certain conversion conditions are met. However, we do not currently expect any of the conversion conditions to be met prior to the maturity of the 2013 Notes. We also believe that we will have sufficient cash in future periods to service the maturities of our 2015 Notes, but future changes in our cash position, cash flows from operating activities, cash flows from investing activities, cash flows from financing activities, as well as general business levels and changes in our access to financing may impact our ability to settle the principal amount payable to the holders of the 2013 Notes and 2015 Notes when they mature or convert.

For an additional description of the 2015 Notes and 2013 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Net Working Capital,” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

A material portion of our revenue, expenses and business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies that can affect our results of operations. In certain countries where we invoice customers in the local currency, Japan in particular, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our operating expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. Most of our revenue is transacted in United States dollars. The fluctuations in our operating expenses outside the United States resulting from volatility in the United States dollar against certain foreign currencies are not generally moderated by corresponding fluctuations in our revenues, except for our operations in Japan.

We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.

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

The following table provides information about our forward foreign currency contracts as of March 31, 2012. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted-average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during June 2012.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
Indian rupee	$25.1	50.47
European Union euro	24.8	0.77
Chinese renminbi	16.9	6.32
Japanese yen	14.1	82.44
Canadian dollar	13.6	0.99
Israeli shekel	8.6	3.78
New Taiwan dollar	7.6	29.48
Other	8.1	N/A

Total	$118.8

Estimated fair value	$0.2

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash and cash equivalents. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. We limit the amount of our credit exposure to any one issuer, other than in securities issued by the United States.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of March 31, 2012. The following table presents the carrying value and related weighted-average interest rates for our interest-bearing instruments, which are all classified as cash and cash equivalents on our Condensed Consolidated Balance Sheet as of March 31, 2012.

	Carrying Value	Average Interest Rate
	(In millions)
Interest-Bearing Instruments:

Cash equivalents – variable rate	$529.2	0.03%
Cash – variable rate	68.3	0.32%
Cash – fixed rate	17.5	6.57%

Total interest-bearing instruments	$615.0	0.24%

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

For an additional description of our 2015 Notes and 2013 Notes, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources,” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in our Notes to Condensed Consolidated Financial Statements, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for an additional description of these investments. Our investments in non-marketable investments had a carrying value of $10.5 million as of March 31, 2012 and $10.5 million as of December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.

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

Based on their evaluation as of March 31, 2012, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2012, the United States District Court entered final approval of the settlements of the pending derivative and securities litigation, and dismissed those lawsuits. See Note 12 in our Notes to Condensed Consolidated Financial Statements for an additional description of our legal proceedings and these settlements.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

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

Our operating results are also affected by the mix of software license types and bookings for sales or leases of hardware products executed in any given period. Revenue is affected by the timing of software license renewals, changes in existing contractual arrangements with customers and the mix of license types (i.e., perpetual, term or subscription) for existing customers. Our software license mix is such that a substantial proportion of licenses require ratable revenue recognition, and we expect the license mix, combined with the modest growth in spending by our customers in the semiconductor sector, may make it difficult for us to rapidly increase our revenue in future fiscal periods. The timing of our revenue recognition may be deferred until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with low credit ratings.

Revenue related to our hardware business is generally recognized upon delivery. We expect revenue related to our hardware business to be cyclical, with our hardware related revenue generally increasing after the release of a new generation of hardware products and then declining gradually as that generation of hardware products gets older, until eventually, a new generation of hardware products is released and the cycle restarts. Any variation from these expectations could have a material impact on our business.

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

Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults or modifications of licenses.

Occasionally, our customers file for bankruptcy or request to modify license terms, but these events generally have not had a material impact on our business or operating results. If our customers experience adverse changes in their business, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us or at all, which may have a material negative effect on our business.

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

We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. We have been engaged in a consolidated securities class action lawsuit and shareholder derivative lawsuits. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 12 in our Notes to Condensed Consolidated Financial Statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

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

We compete in EDA products and maintenance most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc., EVE SA, SpringSoft, Inc. and Zuken Ltd., and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. Synopsys recently acquired Magma Design Automation, Inc., which will impact the competitive landscape of the industry. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies.

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

In addition, applicable rules and regulations require stockholder approval for new equity compensation plans and significant amendments to existing equity compensation plans, including increases in shares available for issuance under such plans, and prohibit publicly-traded companies from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These rules and regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

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

Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite the precautions we may take to protect our intellectual property, third parties have tried in the past, and may try in the future, to challenge, invalidate or circumvent these safeguards. Our patents or other intellectual property rights may not provide us with sufficient competitive advantages. Patents may not be issued on any of our pending applications and our issued patents may not be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights, or deter or prevent third parties from infringing or misappropriating our proprietary rights.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% during the three months ended March 31, 2012 and 58% during the three months ended April 2, 2011, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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

United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and has continued to discuss these and other proposed accounting principles during the first quarter of fiscal 2012. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

We have significant operations outside the United States. As of March 31, 2012, approximately 50% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.

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

We have a substantial level of debt. As of March 31, 2012, we had outstanding indebtedness with a principal balance of $494.7 million as follows:

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

We entered into separate warrant transactions concurrent with the issuance of the 2013 Notes. As of March 31, 2012, warrants for the purchase of approximately 6.8 million shares of Cadence’s common stock were outstanding at a strike price of $31.50 per share. We also entered into separate warrant transactions at the time of the issuance of the 2015 Notes for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share. These warrants will be settled in net shares, meaning that upon expiration of the warrants we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If Cadence’s stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest to our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock.

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

In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended March 31, 2012, our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to March 31, 2012. As a result, the 2015 Notes are convertible into cash from April 1, 2012 through June 30, 2012 and we have classified our 2015 Notes as a current liability on our Condensed Consolidated Balance Sheet as of March 31, 2012. The 2013 Notes are not currently convertible.

So long as the 2015 Notes are outstanding, we will assess whether this conversion condition has been met at the end of each fiscal quarter. If a conversion condition is met in any future fiscal quarter, we would classify our 2015 Notes as a current liability on our Condensed Consolidated Balance Sheet as of the end of that fiscal quarter.

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

Under the terms of the 2013 Notes and the 2015 Notes, we may be required to repurchase the 2013 Notes and the 2015 Notes following a “fundamental change” in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the 2013 Notes and the 2015 Notes. The repurchase price for the 2013 Notes and the 2015 Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company. Payment of the notes prior to their scheduled maturities could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.

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

If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes became convertible into cash at the end of the second quarter of fiscal 2011, were not convertible as of the end of the third quarter of fiscal 2011, but were again convertible as of December 31, 2011 and as of March 31, 2012. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 1, 2012 – February 4, 2012	9,841	$10.66	—	$814.4
February 5, 2012 – March 3, 2012	208,810	$11.92	—	$814.4
March 4, 2012 – March 31, 2012	227,614	$12.44	—	$814.4

Total	446,265	$12.15	—

(1)

Shares purchased that were not part of our publicly announced repurchase programs represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	Offer Letter, dated February 6, 2012, between the Registrant and Martin Lund.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE: April 27, 2012	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE: April 27, 2012	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	Offer Letter, dated February 6, 2012, between the Registrant and Martin Lund.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X