Form 10-Q
period 2012-06-30
CADENCE DESIGN SYSTEMS INC
filed 2012-07-26
CIK 813672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-15867

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

On June 30, 2012, 274,894,103 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$661,658	$601,602
Short-term investments	51,304	3,037
Receivables	123,243	136,772
Inventories	41,066	43,243
2015 Notes Hedges	219,199	215,113
Prepaid expenses and other	61,976	64,216

Total current assets	1,158,446	1,063,983

Property, plant and equipment, net of accumulated depreciation of $668,328 and $658,990, respectively	251,920	262,517
Goodwill	192,238	192,125
Acquired intangibles, net of accumulated amortization of $89,572 and $91,542, respectively	159,807	173,234
Long-term receivables	7,750	11,371
Other assets	59,096	58,039

Total Assets	$1,829,257	$1,761,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$301,292	$294,061
2015 Notes Embedded Conversion Derivative	219,199	215,113
Accounts payable and accrued liabilities	153,957	165,791
Current portion of deferred revenue	328,405	340,401

Total current liabilities	1,002,853	1,015,366

Long-Term Liabilities:
Long-term portion of deferred revenue	58,213	73,959
Convertible notes	135,006	131,920
Other long-term liabilities	131,172	128,894

Total long-term liabilities	324,391	334,773

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock and capital in excess of par value	1,741,869	1,733,884
Treasury stock, at cost	(266,820)	(290,462)
Accumulated deficit	(1,018,190)	(1,083,245)
Accumulated other comprehensive income	45,154	50,953

Total stockholders’ equity	502,013	411,130

Total Liabilities and Stockholders’ Equity	$1,829,257	$1,761,269

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenue:
Product	$208,301	$157,938	$398,325	$299,757
Services	28,966	29,477	58,508	57,282
Maintenance	89,209	95,855	185,473	192,333

Total revenue	326,476	283,270	642,306	549,372

Costs and Expenses:
Cost of product	21,585	20,074	36,986	34,268
Cost of services	17,071	20,616	36,445	40,691
Cost of maintenance	10,821	10,716	22,632	21,614
Marketing and sales	80,418	77,006	164,213	155,378
Research and development	112,031	99,268	220,625	200,567
General and administrative	30,244	25,377	58,014	44,679
Amortization of acquired intangibles	3,643	4,505	7,429	8,964
Restructuring and other charges (credits)	43	751	(8)	710

Total costs and expenses	275,856	258,313	546,336	506,871

Income from operations	50,620	24,957	95,970	42,501
Interest expense	(8,566)	(10,768)	(17,103)	(21,754)
Other income, net	3,669	8,394	6,103	12,863

Income before provision (benefit) for income taxes	45,723	22,583	84,970	33,610
Provision (benefit) for income taxes	9,337	(4,325)	17,480	379

Net income	$36,386	$26,908	$67,490	$33,231

Basic net income per share	$0.13	$0.10	$0.25	$0.13

Diluted net income per share	$0.13	$0.10	$0.24	$0.12

Weighted average common shares outstanding – basic	269,739	263,191	268,840	262,362

Weighted average common shares outstanding – diluted	275,318	270,885	276,526	269,732

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$36,386	$26,908	$67,490	$33,231

Other comprehensive loss, net of tax effects:
Foreign currency translation loss	(2,366)	5,725	(4,832)	5,605
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(1,017)	(7,709)	(1,021)	(8,078)
Changes in defined benefit plan liabilities	84	45	54	13

Total other comprehensive loss, net of tax effects	(3,299)	(1,939)	(5,799)	(2,460)

Comprehensive income	$33,087	$24,969	$61,691	$30,771

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash and Cash Equivalents at Beginning of Period	$601,602	$557,409

Cash Flows from Operating Activities:
Net income	67,490	33,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,736	46,283
Amortization of debt discount and fees	11,529	14,587
Stock-based compensation	21,886	19,698
Gain on investments, net	(4,169)	(13,676)
Non-cash restructuring and other charges	125	136
Deferred income taxes	459	(4,811)
Provisions (recoveries) for losses (gains) on trade and installment contract receivables, net	—	(5,885)
Other non-cash items	3,439	2,518
Changes in operating assets and liabilities, net of effect of acquired businesses:
Current and long-term receivables	16,513	64,535
Inventories	499	(6,987)
Prepaid expenses and other	414	1,969
Other assets	(169)	1,479
Accounts payable and accrued liabilities	(4,694)	(48,650)
Deferred revenue	(27,446)	25,979
Other long-term liabilities	(1,424)	(4,628)

Net cash provided by operating activities	128,188	125,778

Cash Flows from Investing Activities:
Proceeds from the sale and maturity of available-for-sale securities	136	9,588
Purchases of available-for-sale securities	(49,083)	—
Proceeds from the sale of long-term investments	44	2,785
Purchases of property, plant and equipment	(18,269)	(11,312)
Investment in venture capital partnerships and equity investments	(250)	(608)
Cash paid in business combinations and asset acquisitions, net of cash acquired, and acquisitions of intangibles	(1,041)	(22,865)

Net cash used for investing activities	(68,463)	(22,412)

Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(2,907)	(2,829)
Tax effect related to employee stock transactions allocated to equity	4,075	967
Payment of acquisition-related contingent consideration	(39)	—
Proceeds from issuance of common stock	13,063	10,302
Stock received for payment of employee taxes on vesting of restricted stock	(9,897)	(7,389)

Net cash provided by financing activities	4,295	1,051

Effect of exchange rate changes on cash and cash equivalents	(3,964)	3,491

Increase in cash and cash equivalents	60,056	107,908

Cash and Cash Equivalents at End of Period	$661,658	$665,317

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

Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence’s exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. As a result of the 2015 Notes Hedges, Cadence’s maximum expected cash exposure upon conversion of the 2015 Notes is the $350.0 million principal balance of the notes. In June 2010, Cadence also sold warrants in separate transactions, or the 2015 Warrants. As a result of the 2015 Warrants, Cadence will experience dilution to its diluted earnings per share if its average closing stock price exceeds $10.78 for any fiscal quarter. To the extent that Cadence’s stock price exceeds $10.78 at expiration of the 2015 Warrants, Cadence will issue shares to settle the 2015 Warrants.

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages)

Outstanding principal maturity value – at June 30, 2012	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)	Cash to the extent Cadence’s stock price exceeds approximately $7.55 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of Cadence common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)

• Closing stock price greater than $9.81 for at least 20 of the last 30 trading days in a fiscal quarter (convertible only for subsequent quarter).

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

Impact of Early Conversion Conditions on Financial Statements

The 2015 Notes are convertible into cash from July 1, 2012 through September 29, 2012 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to June 30, 2012. Accordingly, the net balance of the 2015 Notes of $301.3 million is classified as a current liability on Cadence’s Condensed Consolidated Balance Sheet as of June 30, 2012. The classification of the 2015 Notes as current or long-term on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence’s closing stock price has exceeded $9.81 during the periods specified in the table above under “Early conversion conditions.”

If one of the 2015 Notes Early Conversion Conditions is met in any future fiscal quarter, Cadence would classify its net liability under the 2015 Notes as a current liability on the Condensed Consolidated Balance Sheet as of the end of that fiscal quarter. If none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence would classify its net liability under the 2015 Notes as a long-term liability on the Condensed Consolidated Balance Sheet as of the end of that fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on June 30, 2012, Cadence would have recorded an expense of $55.4 million associated with the conversion, comprised of $48.7 million of unamortized debt discount and $6.7 million of unamortized transaction fees.

As of June 30, 2012, the if-converted value of the 2015 Notes to the note holders of approximately $509.7 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $544.5 million as of June 30, 2012 and was $527.8 million as of December 31, 2011. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of June 30, 2012, none of the note holders had elected to convert their 2015 Notes.

2015 Notes Embedded Conversion Derivative

The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the Condensed Consolidated Balance Sheet at its estimated fair value. The fair value was $219.2 million as of June 30, 2012 and $215.1 million as of December 31, 2011.

2015 Notes Hedges

The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the Condensed Consolidated Balance Sheet at their estimated fair value. The fair value was $219.2 million as of June 30, 2012 and $215.1 million as of December 31, 2011. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the Condensed Consolidated Income Statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three and six months ended June 30, 2012 and July 2, 2011 and did not have a net impact on the Condensed Consolidated Income Statements for the respective periods.

The classification of the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current or long-term on the Condensed Consolidated Balance Sheet corresponds with the classification of the 2015 Notes, is evaluated at each balance sheet date and may change from time to time depending on whether the closing stock price early conversion condition is met.

2015 Warrants

In June 2010, Cadence sold the 2015 Warrants in separate transactions for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in stockholders’ equity. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares of Cadence’s common stock. Therefore, upon expiration of the 2015 Warrants Cadence will issue shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement. Changes in the fair value of the 2015 Warrants will not be recognized in the Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

Components of 2015 Notes

The components of the 2015 Notes as of June 30, 2012 and December 31, 2011 were as follows:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Principal amount	$350,000	$350,000
Unamortized debt discount	(48,708)	(55,939)

Liability component	$301,292	$294,061

The effective interest rate and components of interest expense of the 2015 Notes for the three and six months ended June 30, 2012 and July 2, 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$2,289	$2,289	$4,578	$4,578
Amortization of debt discount	$3,638	$3,376	$7,231	$6,713

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

At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. If a holder of the 2013 Notes elects to convert its notes prior to maturity, the holder of the notes will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading “Conversion feature.” As of June 30, 2012, the 2013 Notes were not convertible.

Cadence entered into hedge transactions, or the 2013 Notes Hedges and the 2011 Notes Hedges, in connection with the issuance of the 2013 Notes and the 2011 Notes. The 2011 Notes Hedges expired unexercised on December 15, 2011. Pursuant to the 2013 Notes Hedges, Cadence has the option to receive the amount of shares that may be owed to the 2013 Notes holders. The purpose of the 2013 Notes Hedges was to limit Cadence’s exposure to the dilution that may result from the issuance of shares upon conversion of the notes. In December 2006, Cadence also sold warrants in separate transactions, or the 2013 Warrants and the 2011 Warrants. As a result of the 2013 Warrants, Cadence will experience dilution to its diluted earnings per share to the extent its average closing stock price exceeds $31.50 for any fiscal quarter. If Cadence’s stock price is above $31.50 at the expiration of the 2013 Warrants, Cadence will issue shares to settle the 2013 Warrants.

A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages)
Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at June 30, 2012	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)	Shares to the extent Cadence’s stock price exceeds $21.15 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of Cadence common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)

•  Closing stock price greater than $27.50 for at least 20 of the last 30 trading days in a calendar quarter (convertible only for subsequent quarter).

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

Impact of Early Conversion Conditions on Financial Statements

As of June 30, 2012, none of the 2013 Notes Early Conversion Conditions had been met and the 2013 Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheet. The classification of the 2013 Notes as a current or long-term liability on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the closing stock price early conversion condition is met for that particular quarter.

As of June 30, 2012, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $141.2 million as of June 30, 2012 and was $142.3 million as of December 31, 2011.

2013 and 2011 Notes Hedges

The 2011 Notes Hedges expired unexercised on December 15, 2011. The 2013 Notes Hedges expire on December 15, 2013 and must be settled in net shares of Cadence common stock. Therefore, upon expiration of the 2013 Notes Hedges the counterparties will deliver shares of common stock to Cadence that represent the value, if any, by which the price of the common stock exceeds the price stipulated within the particular hedge agreement. The aggregate cost of the hedges entered into in connection with the 2011 Notes Hedges (which had similar conversion features as the 2013 Notes) and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to stockholders’ equity. In connection with the purchase of a portion of the 2013 Notes and 2011 Notes in June 2010, and the purchase of a portion of the 2013 Notes in November 2010, Cadence also sold a portion of the 2013 Notes Hedges and the 2011 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2013 Notes Hedges was $0.7 million as of June 30, 2012 and $1.4 million as of December 31, 2011. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

2013 and 2011 Warrants

In December 2006, Cadence sold warrants in separate transactions, which consisted of the 2013 Warrants and the 2011 Warrants, for the purchase of up to 23.6 million shares of Cadence’s common stock at a strike price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in stockholders’ equity. In connection with the purchase of some of the 2013 Notes and the 2011 Notes in June 2010 and November 2010, Cadence also purchased some of the 2013 Warrants and the 2011 Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The 2011 Warrants expired on various dates from February 2012 through April 2012 and the 2013 Warrants will expire on various dates from February 2014 through April 2014. The 2013 Warrants must be settled in net shares of Cadence’s common stock. Therefore, upon expiration of the 2013 Warrants Cadence will issue shares of common stock to the purchasers of the warrants that represent the value, if any, by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement. During the six months ended June 30, 2012, the 2011 Warrants expired, reducing the number of shares of Cadence common stock available for purchase by 7.1 million shares. Changes in the fair value of the 2013 Warrants and the 2011 Warrants will not be recognized in the Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.

Components of the 2013 Notes

The components of the 2013 Notes as of June 30, 2012 and December 31, 2011 were as follows:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Equity component – included in common stock	$63,027	$63,027

Principal amount	$144,461	$144,461
Unamortized debt discount	(9,633)	(12,719)

Liability component	$134,828	$131,742

The effective interest rate and components of interest expense of the 2013 Notes for the three and six months ended June 30, 2012 and of the 2013 Notes and 2011 Notes for the three and six months ended July 2, 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands, except percentages)
Effective interest rate	6.4%	6.3%	6.4%	6.3%
Contractual interest expense	$540	$1,053	$1,080	$2,106
Amortization of debt discount	$1,547	$3,212	$3,086	$6,409

Zero Coupon Zero Yield Senior Convertible Notes Due 2023

In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of June 30, 2012 and December 31, 2011, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.

NOTE 3. ACQUISITION-RELATED CONTINGENT CONSIDERATION

For business combinations completed after January 3, 2009, contingent consideration is recorded at fair value on the acquisition date and adjusted to fair value at the end of each reporting period.

One of the fiscal 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if certain financial measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the contingent consideration as of June 30, 2012 was $3.9 million.

Cadence may be obligated to make cash payments in connection with business combinations and asset acquisitions, based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $21.2 million over the next 46 months. Of the $21.2 million, up to $12.6 million would be recorded as operating expenses in the Condensed Consolidated Income Statements and up to $1.2 million would be recorded as additional goodwill.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2012 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2011	$192,125
Effect of foreign currency translation	113

Balance as of June 30, 2012	$192,238

Acquired Intangibles, Net

Acquired intangibles with finite lives as of June 30, 2012 were as follows, excluding intangibles that were fully amortized as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$90,516	$(22,917)	$67,599
Agreements and relationships	117,580	(32,212)	85,368
Distribution rights	30,100	(27,090)	3,010
Tradenames, trademarks and patents	11,183	(7,353)	3,830

Total acquired intangibles	$249,379	$(89,572)	$159,807

Acquired intangibles with finite lives as of December 31, 2011 were as follows, excluding intangibles that were fully amortized as of January 1, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$90,433	$(17,119)	$73,314
Agreements and relationships	118,060	(27,123)	90,937
Distribution rights	30,100	(25,585)	4,515
Tradenames, trademarks and patents	26,183	(21,715)	4,468

Total acquired intangibles	$264,776	$(91,542)	$173,234

Amortization of acquired intangibles for the three and six months ended June 30, 2012 and July 2, 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Cost of product	$2,891	$2,483	$5,790	$4,679
Amortization of acquired intangibles	3,643	4,505	7,429	8,964

Total amortization of acquired intangibles	$6,534	$6,988	$13,219	$13,643

Amortization of costs from existing technology is included in cost of product.

Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2012 – remaining period	$13,186
2013	23,099
2014	20,315
2015	20,001
2016	19,562
Thereafter	63,644

Total estimated amortization expense	$159,807

NOTE 5. RESTRUCTURING AND OTHER CHARGES

Cadence has initiated various restructuring plans in the past in an effort to operate more efficiently. These restructuring plans were primarily comprised of severance and termination costs related to headcount reductions and facility-related lease loss charges. As of June 30, 2012, all severance and termination benefits have been paid.

The following table presents activity for Cadence’s restructuring plans for the three months ended June 30, 2012:

	Excess Facilities	Other	Total
		(In thousands)
Balance, March 31, 2012	$4,792	$5	$4,797
Restructuring and other charges (credits), net	48	(5)	43
Cash payments	(155)	—	(155)
Effect of foreign currency translation	(173)	—	(173)

Balance, June 30, 2012	$4,512	$—	$4,512

The following table presents activity for Cadence’s restructuring plans for the six months ended June 30, 2012:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, December 31, 2011	$46	$4,976	$5	$5,027
Restructuring and other charges (credits), net	(29)	26	(5)	(8)
Cash payments	(17)	(460)	—	(477)
Effect of foreign currency translation	—	(30)	—	(30)

Balance, June 30, 2012	$—	$4,512	$—	$4,512

NOTE 6. ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

Cadence’s current and long-term accounts receivable balances as of June 30, 2012 and December 31, 2011 were as follows:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Accounts receivable	$75,135	$99,686
Installment contract receivables, short-term	48,108	37,086
Long-term receivables	7,750	11,371

Total receivables	$130,933	$148,143

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industry. As of June 30, 2012 and December 31, 2011, no single customer accounted for more than 10% of Cadence’s total receivables. As of June 30, 2012, approximately 49% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 31, 2011, approximately 45% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2012.

The carrying value of Cadence’s cash and cash equivalents held in money market funds approximates fair value and is based on level 1 inputs. The carrying value of Cadence’s receivables, interest receivable, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments and is based on level 2 inputs. The carrying values of Cadence’s long-term receivables approximate their fair values and are based on level 2 inputs, including current market rates of interest. The fair values of Cadence’s 2013 Notes and 2015 Notes, which differ from their carrying values, are influenced by interest rates and Cadence’s stock price and stock price volatility and are determined by prices for the 2013 Notes and 2015 Notes observed in market trading, which are level 2 inputs. The fair values of Cadence’s 2015 Notes Hedges and 2015 Notes Embedded Conversion Derivative are determined by level 1 and level 2 inputs, including interest rates, Cadence’s stock price and stock price volatility.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements as of June 30, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$520,546	$520,546	$—	$—
Commercial paper	1,200	—	1,200	—
Bank certificates of deposit	1,000	—	1,000	—
Short-term investments:
Corporate debt securities	26,084	—	26,084	—
United States government agency securities	2,208	2,208	—	—
United States Treasury securities	17,255	17,255	—	—
Bank certificates of deposit	1,995	—	1,995	—
Commercial paper	1,498	—	1,498	—
Marketable equity securities	2,264	2,264	—	—
Trading securities held in Non-Qualified Deferred Compensation Plan, or NQDC	24,009	24,009	—	—
2015 Notes Hedges	219,199	—	219,199	—
Foreign currency exchange contracts	942	—	942	—

Total Assets	$818,200	$566,282	$251,918	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,997	$—	$—	$3,997
2015 Notes Embedded Conversion Derivative	219,199	—	219,199	—

Total Liabilities	$223,196	$—	$219,199	$3,997

	Fair Value Measurements as of December 31, 2011:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents – money market funds	$484,102	$484,102	$—	$—
Short-term investments:
Marketable equity securities	3,037	3,037	—	—
Trading securities held in NQDC	24,058	24,058	—	—
2015 Notes Hedges	215,113	—	215,113	—
Foreign currency exchange contracts	200	—	200	—

Total Assets	$726,510	$511,197	$215,313	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,911	$—	$—	$3,911
2015 Notes Embedded Conversion Derivative	215,113	—	215,113	—

Total Liabilities	$219,024	$—	$215,113	$3,911

Level 1 Measurements

Cadence’s cash equivalents held in money market funds, available-for-sale United States Treasury securities, United States government agency securities, equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.

Level 2 Measurements

The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are measured at fair value using level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors. Cadence’s available-for-sale corporate debt securities, bank certificates of deposit and commercial paper are measured at fair value using level 2 inputs. Cadence obtains the fair values of its level 2 available-for-sale securities from a professional pricing service and validates the fair values by assessing the pricing methods and inputs and by comparing the fair values to another independent source.

Cadence’s foreign currency exchange contracts are measured at fair value using observable foreign currency exchange rates.

Level 3 Measurements

The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of June 30, 2012 and December 31, 2011. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.

Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the Condensed Consolidated Income Statements. For an additional description of the related business combinations, see Note 3.

The following table summarizes the level 3 activity for the six months ended June 30, 2012:

(In thousands)
Balance as of December 31, 2011	$3,911
Payments	(39)
Adjustments	125

Balance as of June 30, 2012	$3,997

NOTE 8. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The following table summarizes Cadence’s cash and cash equivalents at fair value as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Cash and interest bearing deposits	$138,912	$117,500
Money market funds	520,546	484,102
Commercial paper	1,200	—
Bank certificates of deposit	1,000	—

Total cash and cash equivalents	$661,658	$601,602

Short-Term Investments

Cadence’s short-term investments include marketable debt securities with original maturities greater than three months on the date of purchase and marketable equity securities. Cadence considers its entire portfolio of marketable debt and equity securities to be available for sale and available to fund current operations. Available-for-sale debt securities are carried at fair value, with the unrealized gains and losses presented net of tax as a separate component of other comprehensive income. Unrealized and realized gains and losses are determined using the specific identification method.

Cadence recognizes gains on its available-for-sale securities when they are realized. Cadence recognizes losses on its available-for-sale securities when they are realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred. Cadence reviews its available-for-sale securities each quarter to determine if an other-than-temporary decline in fair value has occurred. For an available-for-sale debt security, an other-than-temporary decline in fair value has occurred when the security’s fair value is less than its amortized cost basis and Cadence intends to sell the security, or it is more likely than not that Cadence will be required to sell the security, before recovery of its amortized cost basis. Cadence records realized gains, realized losses and other-than-temporary impairments as part of other income, net in the Condensed Consolidated Income Statements.

The following tables summarize Cadence’s short-term investments as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$26,101	$7	$(24)	$26,084
United States government agency securities	2,206	2	—	2,208
United States Treasury securities	17,258	—	(3)	17,255
Bank certificates of deposit	2,000	—	(5)	1,995
Commercial paper	1,497	1	—	1,498
Marketable equity securities	1,830	434	—	2,264

Total short-term investments	$50,892	$444	$(32)	$51,304

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$1,830	$1,207	$—	$3,037

Total short-term investments	$1,830	$1,207	$—	$3,037

Cadence purchased its investments in marketable debt securities during the three months ended June 30, 2012. As of June 30, 2012, any security Cadence held with an unrealized loss had been held for less than three months.

The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of June 30, 2012, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$13,124	$13,115
Due in one to three years	35,938	35,925

Total marketable debt securities included in short-term investments	$49,062	$49,040

Realized gains from the sale of marketable equity securities during three and six months ended June 30, 2012 and July 2, 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)		(In thousands)
Gains on sale of marketable equity securities	$—	$7,987	$117	$8,052
Losses on sale of marketable equity securities	(2)	(8)	(2)	(8)

Total net gains (losses) on sale of marketable equity securities	$(2)	$7,979	$115	$8,044

Amortization of premium or discount related to Cadence’s marketable debt securities for the three and six months ended June 30, 2012 and July 2, 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)		(In thousands)
Amortization of premium (discount)	$20	$—	$20	$—

Non-Marketable Investments

Cadence’s non-marketable investments generally consist of voting preferred stock or convertible debt of privately-held companies and are included in other assets on Cadence’s Condensed Consolidated Balance Sheets. If Cadence determines that it has the ability to exercise significant influence over the issuer, which may include considering whether the investments are in-substance common stock, the investment is accounted for using the equity method.

Cadence’s non-marketable investments as of June 30, 2012 and December 31, 2011 were as follows:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Cost method	$6,135	$6,157
Equity method	4,320	4,303

Total non-marketable investments	$10,455	$10,460

Net realized gains on the sale of non-marketable investments during the three and six months ended June 30, 2012 and July 2, 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)		(In thousands)
Gains on sale of non-marketable investments	$—	$108	$—	$2,729

NOTE 9. NET INCOME PER SHARE

Basic net income per share is computed by dividing net income during the period by the weighted average number of shares of common stock outstanding during that period, less unvested restricted stock awards. None of Cadence’s outstanding grants of restricted stock contain nonforfeitable dividend rights. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

The calculations for basic and diluted net income per share for the three and six months ended June 30, 2012 and July 2, 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands, except per share amounts)
Net income	$36,386	$26,908	$67,490	$33,231

Weighted average common shares used to calculate basic net income per share	269,739	263,191	268,840	262,362
2023 Notes	11	11	11	11
2015 Warrants	637	—	1,580	—
Stock-based compensation	4,931	7,683	6,095	7,359

Weighted average common shares used to calculate diluted net income per share	275,318	270,885	276,526	269,732

Basic net income per share	$0.13	$0.10	$0.25	$0.13

Diluted net income per share	$0.13	$0.10	$0.24	$0.12

The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 30, 2012 and July 2, 2011 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
2015 Warrants (various expiration dates through 2015)	—	46,382	—	46,382
2011 Warrants and 2013 Warrants (various expiration dates through 2014)	6,830	14,184	6,830	14,184
Options to purchase shares of common stock (various expiration dates through 2022)	14,228	18,812	14,149	18,564
Non-vested shares of restricted stock	203	9	118	25

Total potential common shares excluded	21,261	79,387	21,097	79,155

NOTE 10. ACCUMULATED DEFICIT

The changes in accumulated deficit for the three and six months ended June 30, 2012 were as follows:

Three Months Ended
(In thousands)
Balance as of March 31, 2012	$(1,053,745)
Net income	36,386
Reissuance of treasury stock	(831)

Balance as of June 30, 2012	$(1,018,190)

Six Months Ended
(In thousands)
Balance as of December 31, 2011	$(1,083,245)
Net income	67,490
Reissuance of treasury stock	(2,435)

Balance as of June 30, 2012	$(1,018,190)

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

Changes in unrealized holding gains or losses on available-for-sale securities include the following for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)		(In thousands)
Unrealized holding gains or losses	$(1,019)	$270	$(906)	$(34)
Reclassification of unrealized holding gains or losses to other income, net	2	(7,979)	(115)	(8,044)

Changes in unrealized holding gains or losses	$(1,017)	$(7,709)	$(1,021)	$(8,078)

Accumulated other comprehensive income was comprised of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Foreign currency translation gain	$49,158	$53,990
Changes in defined benefit plan liabilities	(4,414)	(4,468)
Unrealized holding gains on available-for-sale securities	410	1,431

Total accumulated other comprehensive income	$45,154	$50,953

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

During fiscal 2008, three complaints were filed in the United States District Court for the Northern District of California, or District Court, all alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock. On March 4, 2009, the District Court entered an order consolidating these three complaints and captioning the consolidated case “In re Cadence Design Systems, Inc. Securities Litigation.” The District Court also named a lead plaintiff and lead counsel for the consolidated litigation. The lead plaintiff filed its consolidated amended complaint on April 24, 2009 (subsequently amended on October 13, 2009), naming Cadence, Michael J. Fister, Kevin S. Palatnik, William Porter and Kevin Bushby as defendants, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, on behalf of a purported class of purchasers of Cadence’s common stock who traded Cadence’s common stock between April 23, 2008 and December 10, 2008, or the Alleged Class Period. The amended complaint alleged that Cadence and the individual defendants made statements during the Alleged Class Period regarding Cadence’s financial results that were false and misleading because Cadence had recognized revenue that should have been recognized in subsequent periods. The amended complaint requested certification of the action as a class action, unspecified damages, interest and costs, and unspecified equitable relief. On July 7, 2010, the parties agreed, and the District Court ordered, that the litigation be stayed in order to facilitate mediation.

On February 11, 2011, the parties to the securities litigation agreed to settle the securities litigation for consideration of $38.0 million, of which approximately $22.2 million was to be paid by Cadence’s insurance carriers, with the balance to be paid by Cadence. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers. On April 23, 2012, the District Court entered an order granting final approval of the securities litigation settlement, and entered its final judgment and order of dismissal with prejudice.

During fiscal 2008, two derivative complaints were filed in Santa Clara County Superior Court, or Superior Court. A motion to consolidate these complaints was granted on January 20, 2009, and the cases were captioned “In re Cadence Design Systems, Inc. Derivative Litigation.” The consolidated cases were then stayed by agreement of the parties. The plaintiffs filed a consolidated amended derivative complaint on June 1, 2010. The consolidated amended derivative complaint named as defendants Cadence (as a nominal defendant), James S. Miller, R.L. Smith McKeithen, John B. Shoven, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, Donald L. Lucas, Sr., Roger S. Siboni, George Scalise, Michael J. Fister, John A.C. Swainson, Kevin S. Palatnik, William Porter and Kevin Bushby. The consolidated amended derivative complaint alleged purported causes of action for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment (which is asserted against certain defendants). Many of the factual allegations of the consolidated amended derivative complaint were similar to those alleged in the securities class action case described above. In addition, the claims included allegations that the director defendants made inappropriate personnel decisions with respect to the former officers and that the former officers were unjustly enriched. The consolidated derivative complaint sought unspecified monetary damages and equitable relief, disgorgement of profits and compensation, and costs and attorneys’ fees.

On April 28, 2010, a derivative complaint was filed in the District Court, captioned Walter Hamilton, derivatively on behalf of nominal defendant Cadence Design Systems, Inc. v. Michael J. Fister,

William Porter, James S. Miller, Jr., Kevin Bushby, R.L. Smith McKeithen, Lip-Bu Tan, Alberto Sangiovanni-Vincentelli, John B. Shoven, Donald L. Lucas, George M. Scalise, Roger S. Siboni, John A.C. Swainson and KPMG LLP. The allegations underlying these claims were similar or identical to the allegations in the consolidated securities class action lawsuits and consolidated derivative complaints described above. In addition, the claims included allegations that Cadence’s independent auditors performed allegedly inadequate audits. The complaint sought unspecified monetary relief, injunctive relief relating to certain corporate governance matters, and attorneys’ costs and fees. On June 28, 2010, the plaintiff dismissed Cadence’s independent auditors from the case, without prejudice.

On August 17, 2010, two complaints were filed in the District Court: one captioned George Powers, derivatively on behalf of Cadence Design Systems, Inc. v. Michael J. Fister, Kevin Bushby, R.L. Smith McKeithen, James S. Miller, Jr., William Porter, James J. Cowie, Kevin S. Palatnik, John B. Shoven, PhD, Donald L. Lucas and Roger S. Siboni; the other captioned Arash Samani, derivatively on behalf of Cadence Design Systems, Inc. v. Michael J. Fister, Kevin Bushby, R.L. Smith McKeithen, James S. Miller, Jr., William Porter, James J. Cowie, Kevin S. Palatnik, John B. Shoven, PhD, Donald L. Lucas and Roger S. Siboni. These complaints were virtually identical to one another, and purported to bring suit derivatively, on behalf of Cadence, against certain of Cadence’s current and former officers and directors for breach of fiduciary duty. Many of the allegations underlying this claim were similar or identical to the allegations in the consolidated securities class action lawsuits described above. The complaints sought unspecified monetary and equitable relief, as well as attorneys’ fees and costs.

These cases were stayed while the parties participated in the mediation process. On February 8, 2011, the parties to these derivative cases agreed to settle all of them in exchange for certain corporate governance changes that Cadence agreed to put in place, along with an agreement that an application by plaintiffs’ counsel to the Court for an attorneys’ fee of approximately $1.8 million is appropriate. The fee was paid by Cadence’s insurance carriers during the three months ended June 30, 2012. Cadence agreed to this settlement without admitting any wrongdoing on the part of the company or any of its current or former directors or executive officers. On April 23, 2012, the District Court entered an order granting final approval of the derivative settlement, and entered its final judgment and order of dismissal with prejudice.

Other Contingencies

Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 30, 2012 or July 2, 2011.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended June 30, 2012 or July 2, 2011.

NOTE 13. STATEMENT OF CASH FLOWS

The supplemental cash flow information for the six months ended June 30, 2012 and July 2, 2011 is as follows:

	Six Months Ended
	June 30, 2012	July 2, 2011
	(In thousands)
Cash Paid During the Period for:
Interest	$5,677	$6,708
Income taxes, including foreign withholding tax	$9,801	$9,209

Non-cash Investing and Financing Activities:
Stock options assumed for acquisition	$—	$1,600
Available-for-sale securities received from customer	$15	$160

NOTE 14. OTHER INCOME, NET

Cadence’s other income, net, for the three and six months ended June 30, 2012 and July 2, 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Interest income	$308	$324	$645	$697
Gains (losses) on sale of marketable equity securities	(2)	7,979	115	8,044
Gains on sale of non-marketable equity investments	—	108	—	2,729
Gains on securities in Cadence’s non-qualified deferred compensation trust	2,278	1,177	4,076	2,912
Gains (losses) on foreign exchange	1,070	(1,246)	1,170	(1,725)
Equity losses from non-marketable investments	(34)	(35)	—	(65)
Write-down of non-marketable investments	(22)	—	(22)	—
Other income, net	71	87	119	271

Total other income, net	$3,669	$8,394	$6,103	$12,863

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

The following table presents a summary of revenue by geography for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In thousands)
Americas:
United States	$142,925	$124,191	$273,380	$236,210
Other Americas	5,802	8,200	13,926	13,341

Total Americas	148,727	132,391	287,306	249,551
Europe, Middle East and Africa	64,996	56,458	124,705	112,734
Japan	53,880	49,194	110,099	99,359
Asia	58,873	45,227	120,196	87,728

Total	$326,476	$283,270	$642,306	$549,372

The following table presents a summary of long-lived assets by geography as of June 30, 2012 and December 31, 2011:

	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Americas:
United States	$222,232	$230,884
Other Americas	23	35

Total Americas	222,255	230,919
Europe, Middle East and Africa	4,858	4,813
Japan	2,695	3,960
Asia	22,112	22,825

Total	$251,920	$262,517

NOTE 16. SUBSEQUENT EVENT

On July 2, 2012, Cadence acquired Sigrity, Inc., or Sigrity, a provider of signal and power integrity analysis tools for system, printed circuit board and integrated circuit package design, for cash consideration of approximately $78.3 million, net of cash acquired of approximately $7.8 million. The consideration includes approximately $14.2 million of cash payments that were deferred on the acquisition date and are conditioned upon certain Sigrity shareholders remaining employees of Cadence over designated retention periods. Cadence will expense the $14.2 million over the designated retention periods. The remaining consideration of approximately $64.1 million will be allocated based on the fair value of the net assets acquired. Cadence is in the process of determining the fair value of the net assets acquired and will include Sigrity’s results of operations in its financial statements with effect from the purchase date. Comparative pro forma financial information for this acquisition has not been presented because the results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.

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

Subsequent Event

On July 2, 2012, we acquired Sigrity, Inc., or Sigrity, a provider of signal and power integrity analysis tools for system, printed circuit board and IC package design. We expect to incorporate the Sigrity technology into our Allegro and OrCad product offerings and to sell the Sigrity technology on a stand-alone basis as well.

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

Results of Operations

Financial results for the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011, reflect the following:

•	An increase in product revenue primarily because of:

•	A general increase in the annualized values of software contracts with our customers;

•	Increases in the sale and lease of our hardware products; and

•	Our continuing transition to a ratable license mix, under which most orders made in any period generate revenue in future periods.

•	An increase in employee-related costs, consisting primarily of variable compensation.

•	An increase in the provision for income taxes, primarily resulting from non-recurring tax benefits recognized during three and six months ended July 2, 2011.

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

Approximately 90% of the aggregate value of our bookings during the three and six months ended June 30, 2012 and July 2, 2011 was of a type for which the revenue is recurring, or ratable, in nature.

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

Revenue by Period

The following table shows our revenue for the three months ended June 30, 2012 and July 2, 2011 and the change in revenue between periods:

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$208.3	$157.9	$50.4	32%
Services	29.0	29.5	(0.5)	(2)%
Maintenance	89.2	95.9	(6.7)	(7)%

Total revenue	$326.5	$283.3	$43.2	15%

The following table shows our revenue for the six months ended June 30, 2012 and July 2, 2011 and the change in revenue between periods:

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$398.3	$299.8	$98.5	33%
Services	58.5	57.3	1.2	2%
Maintenance	185.5	192.3	(6.8)	(4)%

Total revenue	$642.3	$549.4	$92.9	17%

For software arrangements, we generally recognize revenue ratably over the duration of the arrangement and such revenue is allocated between product and maintenance revenue. As the duration decreases, the allocation to maintenance revenue decreases and the allocation to product revenue increases. Combined, product and maintenance revenue increased during the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011, primarily because of increased business levels, an increase in revenue related to the sale and lease of our hardware products and increased revenue recognized from bookings in prior periods. Maintenance revenue decreased on a standalone basis during the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011, primarily because of the increased allocation to product revenue due to the decreased duration of our software license arrangements.

Revenue by Product Group

The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other for the past five consecutive quarters:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	October 1, 2011	July 2, 2011
Functional Verification and Design IP	33%	30%	32%	30%	33%
Digital IC Design	22%	23%	21%	22%	21%
Custom IC Design	22%	23%	23%	23%	22%
System Interconnect	8%	8%	8%	9%	8%
Design for Manufacturing	6%	7%	6%	6%	6%
Services and other	9%	9%	10%	10%	10%

Total	100%	100%	100%	100%	100%

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

Revenue by Geography

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
United States	$142.9	$124.2	$18.7	15%
Other Americas	5.8	8.2	(2.4)	(29%)
Europe, Middle East and Africa	65.0	56.5	8.5	15%
Japan	53.9	49.2	4.7	10%
Asia	58.9	45.2	13.7	30%

Total revenue	$326.5	$283.3	$43.2	15%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
United States	$273.4	$236.2	$37.2	16%
Other Americas	13.9	13.3	0.6	5%
Europe, Middle East and Africa	124.7	112.8	11.9	11%
Japan	110.1	99.4	10.7	11%
Asia	120.2	87.7	32.5	37%

Total revenue	$642.3	$549.4	$92.9	17%

For the primary factors contributing to our increase in revenue across our geographies see the general description under “Revenue by Period” above.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
United States	44%	44%	43%	43%
Other Americas	2%	3%	2%	2%
Europe, Middle East and Africa	20%	20%	19%	21%
Japan	16%	17%	17%	18%
Asia	18%	16%	19%	16%

Total	100%	100%	100%	100%

No one customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2012 and July 2, 2011.

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

Cost of Revenue

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$21.6	$20.1	$1.5	7%
Services	17.1	$20.6	(3.5)	(17%)
Maintenance	10.8	$10.7	0.1	1%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$37.0	$34.3	$2.7	8%
Services	36.4	$40.7	(4.3)	(11%)
Maintenance	22.6	$21.6	1.0	5%

The following table shows cost of revenue as a percentage of related revenue for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Product	10%	13%	9%	11%
Services	59%	70%	62%	71%
Maintenance	12%	11%	12%	11%

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

A summary of cost of product is as follows:

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product-related costs	$18.7	$17.6	$1.1	6%
Amortization of acquired intangibles	2.9	2.5	0.4	16%

Total cost of product	$21.6	$20.1	$1.5	7%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Product-related costs	$31.2	$29.6	$1.6	5%
Amortization of acquired intangibles	5.8	4.7	1.1	23%

Total cost of product	$37.0	$34.3	$2.7	8%

The changes in cost of product during the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011, were primarily due to increases in hardware costs and amortization of acquired intangibles. Hardware costs increased primarily due to an increase in hardware sales. Amortization of acquired intangibles included in cost of product increased primarily due to amortization of intangible assets acquired with our fiscal 2011 acquisitions.

Cost of product depends primarily upon the mix of hardware and software product sales in any given period, and also depends upon the extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.

Cost of Services

Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $3.5 million during the three months ended June 30, 2012, as compared to the three months ended July 2, 2011, and decreased by $4.3 million during the six months ended June 30, 2012, as compared to the six months ended July 2, 2011, primarily due to a decrease in employee salary, benefits and other employee-related costs. Certain of our design services engineers have been redeployed to internal research and development projects or to assist with pre-sales activities, resulting in lower cost of services expense. We expect to continue to utilize our services engineers on internal projects and expect our cost of services to continue to decrease during the remainder of fiscal 2012, as compared to fiscal 2011.

Cost of Maintenance

Cost of maintenance includes the cost of our customer support services, such as telephone, online and on-site support, employee salary, benefits and other employee-related costs, and documentation of maintenance updates. There were no significant changes in cost of maintenance during the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011.

Operating Expenses

Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to hiring, acquisitions or restructuring activities, foreign exchange rates, cost reduction strategies and the impact of our variable compensation programs, which are driven by overall operating results. Our employee salary and other compensation-related costs increased during the three and six months ended June 30, 2012, when compared to the three and six months ended July 2, 2011, primarily due to improved business levels resulting in higher variable compensation and due to hiring additional research and development employees.

We expect our operating expenses to increase during the remainder of fiscal 2012, as compared to the same period in 2011, due to anticipated hiring during the remainder of fiscal 2012 and due to our acquisition of Sigrity on July 2, 2012.

Our operating expenses for the three and six months ended June 30, 2012 and July 2, 2011 were as follows:

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Operating expenses	$222.6	$201.7	$20.9	10%
Percentage of total revenue	68%	71%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Operating expenses	$442.8	$400.7	$42.1	11%
Percentage of total revenue	69%	73%

Marketing and Sales

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$80.4	$77.0	$3.4	4%
Percentage of total revenue	25%	27%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$164.2	$155.4	$8.8	6%
Percentage of total revenue	26%	28%

The changes in marketing and sales expense for the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$3.3	$7.8
Other individually insignificant items	0.1	1.0

	$3.4	$8.8

Research and Development

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Research and development	$112.0	$99.3	$12.7	13%
Percentage of total revenue	34%	35%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Research and development	$220.6	$200.6	$20.0	10%
Percentage of total revenue	34%	37%

The changes in research and development expense for the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, variable compensation, benefits and other employee-related costs	$9.7	$16.2
Other individually insignificant items	3.0	3.8

	$12.7	$20.0

General and Administrative

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
General and administrative	$30.2	$25.4	$4.8	19%
Percentage of total revenue	9%	9%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
General and administrative	$58.0	$44.7	$13.3	30%
Percentage of total revenue	9%	8%

The changes in general and administrative expense for the three and six months ended June 30, 2012, as compared to the three and six months ended July 2, 2011, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services	$2.4	$4.3
Salary, benefits and other employee-related costs	0.7	1.1
Net recoveries of allowance for doubtful accounts	0.7	5.9
Other individually insignificant items	1.0	2.0

	$4.8	$13.3

We recorded net recoveries of our allowance for doubtful accounts of $5.9 million during the six months ended July 2, 2011 because we collected certain receivables that previously had been included in our allowance for doubtful accounts. We had previously recorded reserves for certain customers based on changes in our assessment of collectability for those customers. The principal factor for the assessment at that time was a general deterioration of economic conditions having a significant impact on certain customers. These customers’ business prospects eventually improved, and we were able to collect the majority of those receivables that had previously been reserved, resulting in recoveries of previously reserved bad debts.

Amortization of Acquired Intangibles

	Three Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$3.6	$4.5	$(0.9)	(20)%

	Six Months Ended		Change
	June 30, 2012	July 2, 2011	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$7.4	$9.0	$(1.6)	(18)%

The change in amortization of acquired intangibles resulted from certain acquired intangibles becoming fully amortized.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Contractual cash interest expense:
2011 Notes	$—	$0.5	$—	$1.0
2013 Notes	0.5	0.5	1.0	1.1
2015 Notes	2.3	2.3	4.6	4.6
Amortization of debt discount:
2011 Notes	—	1.7	—	3.5
2013 Notes	1.5	1.5	3.0	2.9
2015 Notes	3.6	3.4	7.2	6.7
Amortization of deferred financing costs:
2011 Notes	—	0.2	—	0.3
2013 Notes	0.1	0.1	0.2	0.2
2015 Notes	0.5	0.5	1.0	0.9
Other	0.1	0.1	0.1	0.6

Total interest expense	$8.6	$10.8	$17.1	$21.8

Other Income, Net

Other income, net, for the three and six months ended June 30, 2012 and July 2, 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions)
Interest income	$0.3	$0.3	$0.7	$0.7
Gains on sale of marketable equity securities	—	8.0	0.1	8.0
Gains on sale of non-marketable equity investments	—	0.1	—	2.7
Gains on trading securities in the non-qualified deferred compensation trust	2.3	1.2	4.1	2.9
Gains (losses) on foreign exchange	1.1	(1.3)	1.2	(1.7)
Other income, net	—	0.1	—	0.3

Total other income, net	$3.7	$8.4	$6.1	$12.9

Income Taxes

The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(In millions, except percentages)
Provision (benefit) for income taxes	$9.3	$(4.3)	$17.5	$0.4
Effective tax rate	20.4%	(19.2%)	20.6%	1.1%

Our provision for income taxes for the three and six months ended June 30, 2012 primarily consisted of tax expense related to certain of our foreign subsidiaries, interest expense on unrecognized tax benefits, and excess tax benefits from stock-based compensation that were allocated to equity. Our provision (benefit) for income taxes for the three and six months ended July 2, 2011 primarily consisted of a tax benefit related to the effective settlement of the Internal Revenue Service, or IRS, examination of our federal income tax returns for the tax years 2003 through 2005 and a tax benefit from the release of valuation allowance against our deferred tax assets, due to the acquisition of intangible assets held by a company acquired during the periods.

We estimate our annual effective tax rate for fiscal 2012 to be approximately 10.0%, consisting of tax expense related to certain of our foreign subsidiaries, interest expense on unrecognized tax benefits, excess tax benefits from stock-based compensation allocated to equity and the expected release of valuation allowance against our deferred tax assets due to the acquisition of intangible assets held by Sigrity which was acquired on July 2, 2012. Our estimate excludes additional excess tax benefits from stock-based compensation that may be allocated to equity in future periods since the excess tax benefits cannot be reasonably estimated. Excess tax benefits from stock-based compensation that are allocated to equity will increase the annual effective tax rate. Our estimate also does not include any tax expense or tax benefit related to effective settlements of tax examinations that may occur in the future.

We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more than 50% likely that some portion or all of the deferred tax assets will not be realized. Our cumulative loss in the United States incurred over the three year period ended June 30, 2012 was considered significant negative evidence with a high level of objectivity that outweighed our ability to rely on projections of future income in determining whether a valuation allowance was needed. It is reasonably possible that we could have cumulative income over a three year period within the next twelve months. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made.

For further discussion regarding our income taxes, including the status of examinations by tax authorities and considerations related to the establishment or release of valuation allowance, see Note 6 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

	As of
	June 30, 2012	December 31, 2011	Change
	(In millions)
Cash, cash equivalents and short-term investments	$713.0	$604.6	$108.4
Net working capital	$155.6	$48.6	$107.0

	Six Months Ended
	June 30, 2012	July 2, 2011	Change
	(In millions)
Cash provided by operating activities	$128.2	$125.8	$2.4
Cash used for investing activities	$(68.5)	$(22.4)	$(46.1)
Cash provided by financing activities	$4.3	$1.1	$3.2

Cash and Cash Equivalents and Short-term Investments

As of June 30, 2012, our principal sources of liquidity consisted of $713.0 million of cash, cash equivalents and short-term investments, as compared to $604.6 million as of December 31, 2011.

During the three months ended June 30, 2012, we invested $49.1 million of our cash equivalents in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available for sale and are included in short-term investments as of June 30, 2012. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”

Our primary source of cash, cash equivalents and short-term investments during the six months ended June 30, 2012 was customer payments for products, maintenance and services. We also received cash from stock purchases under our ESPP and from the exercise of stock options.

Our primary use of cash, cash equivalents and short-term investments during the six months ended June 30, 2012 was payments relating to salaries, benefits, other employee-related costs and other operating expenses. We also used cash to purchase property, plant and equipment.

Approximately 50% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of June 30, 2012. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.

We expect that current cash, cash equivalents and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital

Net working capital increased by $107.0 million as of June 30, 2012, as compared to December 31, 2011, due to the following:

Change
(In millions)
Increase in cash and cash equivalents	$60.1
Increase in short-term investments	48.3
Decrease in current portion of deferred revenue	12.0
Decrease in accounts payable and accrued liabilities	11.8
Decrease in prepaid expenses and other	(2.2)
Decrease in inventories	(2.2)
Increase in convertible notes	(7.2)
Decrease in receivables, net	(13.5)
Other individually insignificant items	(0.1)

$107.0

The 2015 Notes are convertible into cash from July 1, 2012 through September 29, 2012 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to June 30, 2012. Accordingly, the net balance of the 2015 Notes of $301.3 million is classified as a current liability on our Condensed Consolidated Balance Sheet as of June 30, 2012. The classification of the 2015 Notes as a current or long-term liability on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the stock price conversion condition, as described above, has been met in a particular fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on June 30, 2012, we would have recorded an expense of $55.4 million associated with the conversion, comprised of $48.7 million of unamortized debt discount and $6.7 million of unamortized transaction fees.

The classification of the liability associated with the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges asset as current or long-term on our Condensed Consolidated Balance Sheet corresponds with the classification of the 2015 Notes. As such, we classified the fair value of the 2015 Notes Embedded Conversion Derivative as a current liability on our Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. We also classified the fair value of the 2015 Notes Hedges as current assets on our Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011. The value of the 2015 Notes Embedded Conversion Derivative liability and the value of the 2015 Notes Hedges asset offset one another and the changes in the fair value of these instruments resulted in no net change to our net working capital as of June 30, 2012.

If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350.0 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between July 1, 2012 and September 29, 2012. However, if the holders of the 2015 Notes elect to convert their notes between July 1, 2012 and September 29, 2012, we expect to have sufficient cash, cash equivalents and short-term investments to fund any payment resulting from a conversion.

For an additional description of our 2015 Notes, and the conversion terms thereof, see Note 2 in the Notes to Condensed Consolidated Financial Statements.

Cash Flows from Operating Activities

Cash flows from operating activities increased $2.4 million during the six months ended June 30, 2012, as compared to the six months ended July 2, 2011, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$52.4
Changes in operating assets and liabilities, net of effect of acquired businesses	(50.0)

$2.4

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

We expect to pay an additional $4.5 million related to our previous restructuring activities, primarily for payments related to vacated facilities, net of expected sublease income.

We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.

Cash Flows from Investing Activities

The changes in net cash used for investing activities for the six months ended June 30, 2012, as compared to the six months ended July 2, 2011, were due to the following:

Change
(In millions)
Purchases of available-for-sale securities	$(49.1)
Proceeds from the sale and maturity of available-for-sale securities	(9.5)
Purchases of property, plant and equipment	(7.0)
Proceeds from the sale of long-term investments	(2.8)
Cash paid in business combinations and asset acquisitions, net of cash acquired	21.8
Other individually insignificant items	0.5

$(46.1)

During the three months ended June 30, 2012, we invested $49.1 million of our cash equivalents in marketable debt securities. For an additional description of these investments, see “Cash and Cash Equivalents and Short-term Investments” above.

In connection with our business combinations and asset acquisitions completed before June 30, 2012, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $21.2 million in cash during the next 46 months.

On July 2, 2012, we acquired Sigrity for cash consideration of approximately $78.3 million, net of cash acquired of approximately $7.8 million. The consideration includes approximately $14.2 million of cash payments that were deferred on the acquisition date and are conditioned upon certain Sigrity shareholders remaining employees of Cadence over designated retention periods. We will expense the $14.2 million over the designated retention periods and will include these payments as a use of cash for operating activities in the period we make the payments. During July 2012, we paid approximately $64.1 million, net of the cash acquired, related to the Sigrity acquisition that we will include as a use of cash for investing activities during the three months ending September 29, 2012.

We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, business combinations, and making long-term equity investments.

Cash Flows from Financing Activities

The changes in net cash provided by financing activities for the six months ended June 30, 2012, as compared to the six months ended July 2, 2011, were due to the following:

Change
(In millions)
Tax effect related to employee stock transactions allocated to equity	$3.1
Proceeds from the issuance of common stock	2.8
Stock received for payment of employee taxes on vesting of restricted stock	(2.5)
Other individually insignificant items	(0.2)

$3.2

For an additional description of our 2013 Notes and 2015 Notes, and the conversion terms thereof, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Net Working Capital,” above.

Other Factors Affecting Liquidity and Capital Resources

As of June 30, 2012, we had convertible notes outstanding with a net liability value of $436.1 million and that mature between December 15, 2013 and June 1, 2015. The principal maturity value of these convertible notes is $494.5 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.

In the case of our 2015 Notes, we will owe additional cash to the note holders upon early conversion if our stock price exceeds $7.55 per share. We entered into hedges with counterparties to limit our exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders upon conversion. In separate transactions, we sold warrants, or the 2015 Warrants, with a strike price of $10.78 per share. Although our incremental cash payout exposure above the conversion price is limited by the hedges to the $350.0 million outstanding principal value of the 2015 Notes, we will experience dilution to our stock and to our diluted earnings per share from the outstanding 2015 Warrants to the extent our average closing stock price exceeds $10.78 in any fiscal quarter until the 2015 Notes are converted and the 2015 Warrants are settled.

Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of the 2015 Notes elect to convert their notes between July 1, 2012 and September 29, 2012, we expect to have sufficient cash, cash equivalents and short-term investments to fund any payment resulting from a conversion. However, if holders of a significant portion of the 2015 Notes were to choose to convert at a time in which the notes are convertible, it could have a significant negative impact on our cash, cash equivalents and short-term investments and liquidity.

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

We do not use forward contracts for trading purposes. Our forward contracts generally have maturities of 90 days or less. We enter into currency forward exchange contracts based on estimated future asset and liability exposures, and the effectiveness of our hedging program depends on our ability to estimate these future asset and liability exposures. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of currency forward exchange contracts with actual underlying asset and liability exposures.

The following table provides information about our forward foreign currency contracts as of June 30, 2012. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2012.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
British pound	$34.4	0.65
European Union euro	30.4	0.80
India rupee	22.3	56.04
Japanese yen	17.1	78.36
Chinese renminbi	17.0	6.35
Canadian dollar	13.5	1.03
Other	23.1	N/A

Total	$157.8

Estimated fair value	$0.9

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our portfolio of marketable debt securities and to our portfolio of cash and cash equivalents. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but the fair value of our marketable debt securities and our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our marketable debt securities and cash and cash equivalents, any unrealized and realized gains or losses on our marketable debt securities and the costs associated with foreign currency hedges. As part of our investment policy, we limit the amount of our credit exposure to any one issuer, other than in securities issued by the United States Treasury and United States government agencies.

Our short-term investments as of June 30, 2012 include $49.0 million of marketable debt securities that may have their market value adversely impacted if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of June 30, 2012, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.6 million.

All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available for sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of June 30, 2012.

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

Upon the expiration of our 2015 Warrants, Cadence will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $10.78 at that time. The following table shows the number of shares that Cadence would issue to 2015 Warrant counterparties at expiration of the warrants assuming various Cadence closing stock prices on the date of warrant expiration:

Shares
(In millions)
$11.00	0.9
$12.00	4.7
$13.00	7.9
$14.00	10.7
$15.00	13.0
$16.00	15.1

Prior to the expiration of the 2015 Warrants, our diluted weighted-average shares outstanding for purposes of calculating diluted earnings per share will increase when our average closing stock price for a quarter exceeds $10.78.

For an additional description of our 2015 Notes and 2013 Notes, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources,” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equity Investments

We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in Notes to Condensed Consolidated Financial Statements, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for an additional description of these investments. Our non-marketable investments had a carrying value of $10.5 million as of June 30, 2012 and as of December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.

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

Based on their evaluation as of June 30, 2012, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, the IC and electronics systems industries experienced a significant downturn in 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2009, as compared to prior years. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010. Spending on EDA products and services grew moderately during the first half of 2012.

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

Revenue related to our hardware business is generally recognized upon delivery. We expect revenue related to our hardware business to be cyclical, with our hardware related revenue generally increasing after the release of a new generation of hardware products and then declining gradually as that generation of hardware products gets older, until eventually, a new generation of hardware products is released and the cycle restarts. Any variation from these expectations could have a material impact on our business. In addition, sales of our hardware products depend on the commencement of new projects for the design and development of complex integrated circuits and systems by our customers. These projects often require significant commitments of time and capital, so our hardware sales may be delayed or may decrease if our customers delay commencement of projects or cancel projects because their capital spending is constrained due to end market uncertainty or uncertainty in the global economy generally. The verification hardware market is highly competitive and our customers may choose to purchase a competitor’s verification hardware product based on cost, performance or other factors. These factors may result in lower hardware revenue, which would have an adverse effect on our business, results of operations or cash flows.

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

We compete in EDA products and maintenance most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc., EVE SA, SpringSoft, Inc. and Zuken Ltd., and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies. Synopsys recently acquired Magma Design Automation, Inc., which will impact the competitive landscape of the industry. We expect that Synopsys’s integration of Magma technology into its product offerings will result in increased competition, which could harm our business, results of operations or cash flows.

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

We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% during the three months ended June 30, 2012 and 56% during the three months ended July 2, 2011, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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

United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and has continued to discuss these and other proposed accounting principles during the first half of fiscal 2012. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

We have significant operations outside the United States. As of June 30, 2012, approximately 50% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.

The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

Our investments include various money market funds and marketable debt securities such as corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. The weakened financial markets have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising United States government debt level may cause a decrease in the purchasing power of the United States dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.

Our operating results could be adversely affected as a result of changes in our effective tax rates or by material differences between our forecasted annual effective tax rates and actual tax rates.

Our future effective tax rates could be adversely affected by the following:

•	Changes in tax laws or the interpretation of such tax laws, including potential United States and international tax reforms;

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;

•	Changes in the valuation allowance against our deferred tax assets;

•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	Increases to interest or penalty expenses classified in the financial statements as income taxes;

•	New accounting standards or interpretations of such standards;

•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	Results of tax examinations by the IRS, and state and foreign tax authorities.

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

We have a substantial level of debt. As of June 30, 2012, we had outstanding indebtedness with a principal balance of $494.7 million as follows:

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

We entered into separate warrant transactions concurrent with the issuance of the 2013 Notes. As of June 30, 2012, warrants for the purchase of approximately 6.8 million shares of Cadence’s common stock were outstanding at a strike price of $31.50 per share. We also entered into separate warrant transactions at the time of the issuance of the 2015 Notes for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share. These warrants will be settled in net shares. Therefore, upon expiration of the warrants we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If Cadence’s stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest to our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock.

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

In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended June 30, 2012, our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to June 30, 2012. As a result, the 2015 Notes are convertible into cash from July 1, 2012 through September 29, 2012 and we have classified our 2015 Notes as a current liability on our Condensed Consolidated Balance Sheet as of June 30, 2012. The 2013 Notes are not currently convertible.

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

If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes became convertible into cash at the end of the second quarter of fiscal 2011, were not convertible as of the end of the third quarter of fiscal 2011, but were again convertible as of December 31, 2011 and as of June 30, 2012. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 1, 2012 – May 5, 2012	2,332	$11.58	—	$814.4
May 6, 2012 – June 2, 2012	290,419	$10.96	—	$814.4
June 3, 2012 – June 30, 2012	3,169	$10.87	—	$814.4

Total	295,920	$10.96	—

(1)

Shares purchased that were not part of our publicly announced repurchase programs represent the surrender of shares of restricted stock to pay income taxes due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	The Registrant’s 1995 Directors Stock Incentive Plan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE: July 26, 2012	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE: July 26, 2012	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	The Registrant’s 1995 Directors Stock Incentive Plan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X