Form 10-Q
period 2012-09-29
CADENCE DESIGN SYSTEMS INC
filed 2012-10-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-15867
_____________________________________
CADENCE DESIGN SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

Delaware	77-0148231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2655 Seely Avenue, Building 5, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
(408) 943-1234
Registrant’s Telephone Number, including Area Code
_____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 29, 2012, 280,008,255 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$649,099	$601,602
Short-term investments	95,819	3,037
Receivables, net of allowances of $110 and $0, respectively	123,206	136,772
Inventories	34,629	43,243
2015 Notes Hedges	287,079	215,113
Prepaid expenses and other	60,780	64,216
Total current assets	1,250,612	1,063,983
Property, plant and equipment, net of accumulated depreciation of $638,552 and $658,990, respectively	246,856	262,517
Goodwill	233,275	192,125
Acquired intangibles, net of accumulated amortization of $97,746 and $91,542, respectively	192,768	173,234
Long-term receivables	5,668	11,371
Other assets	59,335	58,039
Total Assets	$1,988,514	$1,761,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Convertible notes	$305,029	$294,061
2015 Notes Embedded Conversion Derivative	287,079	215,113
Accounts payable and accrued liabilities	160,250	165,791
Current portion of deferred revenue	322,260	340,401
Total current liabilities	1,074,618	1,015,366
Long-Term Liabilities:
Long-term portion of deferred revenue	58,436	73,959
Convertible notes	136,594	131,920
Other long-term liabilities	130,478	128,894
Total long-term liabilities	325,508	334,773
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock and capital in excess of par value	1,711,797	1,733,884
Treasury stock, at cost	(207,018)	(290,462)
Accumulated deficit	(962,515)	(1,083,245)
Accumulated other comprehensive income	46,124	50,953
Total stockholders’ equity	588,388	411,130
Total Liabilities and Stockholders’ Equity	$1,988,514	$1,761,269
See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue:
Product	$216,561	$163,966	$614,886	$463,723
Services	28,415	29,102	86,923	86,384
Maintenance	93,557	99,389	279,030	291,722
Total revenue	338,533	292,457	980,839	841,829
Costs and Expenses:
Cost of product	23,337	18,185	60,323	52,453
Cost of services	16,809	20,410	53,254	61,101
Cost of maintenance	11,124	11,223	33,756	32,837
Marketing and sales	82,461	79,914	246,674	235,292
Research and development	115,078	103,154	335,703	303,721
General and administrative	26,350	24,041	84,364	68,720
Amortization of acquired intangibles	3,876	3,786	11,305	12,750
Restructuring and other charges (credits)	57	(433)	49	277
Total costs and expenses	279,092	260,280	825,428	767,151
Income from operations	59,441	32,177	155,411	74,678
Interest expense	(8,737)	(10,830)	(25,840)	(32,584)
Other income (expense), net	(131)	7,244	5,972	20,107
Income before provision (benefit) for income taxes	50,573	28,591	135,543	62,201
Provision (benefit) for income taxes	(8,011)	485	9,469	864
Net income	$58,584	$28,106	$126,074	$61,337
Net income per share – basic	$0.22	$0.11	$0.47	$0.23
Net income per share – diluted	$0.21	$0.10	$0.45	$0.23
Weighted average common shares outstanding – basic	271,350	264,723	269,643	263,149
Weighted average common shares outstanding – diluted	283,328	270,741	278,760	270,068

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$58,584	$28,106	$126,074	$61,337
Other comprehensive income (loss), net of tax effects:
Foreign currency translation gain (loss)	1,025	26	(3,808)	5,631
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(120)	(447)	(1,141)	(8,525)
Changes in defined benefit plan liabilities	65	23	120	36
Total other comprehensive income (loss), net of tax effects	970	(398)	(4,829)	(2,858)
Comprehensive income	$59,554	$27,708	$121,245	$58,479

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash and Cash Equivalents at Beginning of Period	$601,602	$557,409
Cash Flows from Operating Activities:
Net income	126,074	61,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,171	68,934
Amortization of debt discount and fees	17,480	22,068
Stock-based compensation	34,285	31,589
Gain on investments, net	(2,222)	(19,220)
Non-cash restructuring and other charges	188	202
Deferred income taxes	(14,107)	(4,741)
Provisions (recoveries) for losses (gains) on receivables, net	120	(6,596)
Other non-cash items	3,270	3,689
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	24,276	63,729
Inventories	6,936	(9,767)
Prepaid expenses and other	1,547	19,718
Other assets	(3,101)	3,718
Accounts payable and accrued liabilities	(1,714)	(71,832)
Deferred revenue	(38,230)	20,245
Other long-term liabilities	(1,855)	(4,868)
Net cash provided by operating activities	220,118	178,205
Cash Flows from Investing Activities:
Proceeds from the sale and maturity of available-for-sale securities	7,436	9,588
Purchases of available-for-sale securities	(101,248)	—
Proceeds from the sale of long-term investments	44	4,824
Purchases of property, plant and equipment	(25,932)	(17,703)
Investment in venture capital partnerships and equity investments	(250)	(608)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(66,432)	(44,052)
Net cash used for investing activities	(186,382)	(47,951)
Cash Flows from Financing Activities:
Principal payments on receivable sale financing	(2,907)	(2,829)
Tax effect related to employee stock transactions allocated to equity	5,790	2,897
Payment of acquisition-related contingent consideration	(39)	—
Proceeds from issuance of common stock	28,755	16,994
Stock received for payment of employee taxes on vesting of restricted stock	(13,457)	(9,926)
Net cash provided by financing activities	18,142	7,136
Effect of exchange rate changes on cash and cash equivalents	(4,381)	1,302
Increase in cash and cash equivalents	47,497	138,692
Cash and Cash Equivalents at End of Period	$649,099	$696,101

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

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages)

Outstanding principal maturity value – at September 29, 2012	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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
Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes are convertible into cash from September 30, 2012 through December 29, 2012 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to September 29, 2012. Accordingly, the net balance of the 2015 Notes of $305.0 million is classified as a current liability on Cadence’s Condensed Consolidated Balance Sheet as of September 29, 2012. The classification of the 2015 Notes as current or long-term on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence’s closing stock price has exceeded $9.81 during the periods specified in the table above under “Early conversion conditions.”
If one of the 2015 Notes Early Conversion Conditions is met in any future fiscal quarter, Cadence would classify its net liability under the 2015 Notes as a current liability on the Condensed Consolidated Balance Sheet as of the end of that fiscal quarter. If none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence would classify its net liability under the 2015 Notes as a long-term liability on the Condensed Consolidated Balance Sheet as of the end of that fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on September 29, 2012 Cadence would have recorded an expense of $51.2 million associated with the conversion, comprised of $45.0 million of unamortized debt discount and $6.2 million of unamortized transaction fees.

As of September 29, 2012, the if-converted value of the 2015 Notes to the note holders of approximately $596.7 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $620.3 million as of September 29, 2012 and $527.8 million as of December 31, 2011. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of September 29, 2012, none of the note holders had elected to convert their 2015 Notes.
2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the Condensed Consolidated Balance Sheet at its estimated fair value. The fair value was $287.1 million as of September 29, 2012 and $215.1 million as of December 31, 2011.

2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015, and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the Condensed Consolidated Balance Sheet at their estimated fair value. The fair value was $287.1 million as of September 29, 2012 and $215.1 million as of December 31, 2011. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the Condensed Consolidated Income Statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three and nine months ended September 29, 2012 and October 1, 2011 and did not have a net impact on the Condensed Consolidated Income Statements for the respective periods.
The classification of the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current or long-term on the Condensed Consolidated Balance Sheet corresponds with the classification of the 2015 Notes, is evaluated at each balance sheet date and may change from time to time depending on whether the closing stock price early conversion condition is met for a particular quarter.
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
Components of 2015 Notes
The components of the 2015 Notes as of September 29, 2012 and December 31, 2011 were as follows:

	As of
	September 29, 2012	December 31, 2011
	(In thousands)
Principal amount	$350,000	$350,000
Unamortized debt discount	(44,971)	(55,939)
Liability component	$305,029	$294,061

The effective interest rate and components of interest expense of the 2015 Notes for the three and nine months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$2,289	$2,289	$6,867	$6,867
Amortization of debt discount	$3,737	$3,453	$10,968	$10,166
2013 Notes and 2011 Notes
In December 2006, Cadence issued $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. At the same time, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes. During 2010, Cadence repurchased a portion of the 2011 Notes and the 2013 Notes. The 2011 Notes matured on December 15, 2011, at which time Cadence paid the remaining balance on the 2011 Notes in full. As of September 29, 2012, the remaining principal maturity value of the 2013 Notes was $144.5 million.
At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. If a holder of the 2013 Notes elects to convert its notes prior to maturity, the holder of the notes will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading “Conversion feature.” As of September 29, 2012, the 2013 Notes were not convertible.
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

A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages)

Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at September 29, 2012	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

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

Conversion immediately preceding maturity
From November 1, 2013, and until the trading day immediately preceding the maturity date, holders may convert their 2013 Notes at any time into cash and Cadence shares as described above under “Conversion feature.”

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
Impact of Early Conversion Conditions on Financial Statements
As of September 29, 2012, none of the 2013 Notes Early Conversion Conditions had been met and the 2013 Notes are classified as a long-term liability on the Condensed Consolidated Balance Sheet. The classification of the 2013 Notes as a current or long-term liability on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the closing stock price early conversion condition is met for that particular quarter.

As of September 29, 2012, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $144.4 million as of September 29, 2012 and was $142.3 million as of December 31, 2011.
2013 and 2011 Notes Hedges
The 2011 Notes Hedges expired unexercised on December 15, 2011. The 2013 Notes Hedges expire on December 15, 2013, and must be settled in net shares of Cadence common stock. Therefore, upon expiration of the 2013 Notes Hedges the counterparties will deliver shares of common stock to Cadence that represent the value, if any, by which the price of the common stock exceeds the price stipulated within the particular hedge agreement. The aggregate cost of the hedges entered into in connection with the 2011 Notes Hedges (which had similar conversion features as the 2013 Notes) and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to stockholders’ equity. In connection with the purchase of a portion of the 2013 Notes and 2011 Notes in June 2010, and the purchase of a portion of the 2013 Notes in November 2010, Cadence also sold a portion of the 2013 Notes Hedges and the 2011 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2013 Notes Hedges was $1.0 million as of September 29, 2012 and $1.4 million as of December 31, 2011. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the Condensed Consolidated Financial Statements as long as the instruments remain classified as equity.
2013 and 2011 Warrants
In December 2006, Cadence sold warrants in separate transactions, which consisted of the 2013 Warrants and the 2011 Warrants, for the purchase of up to 23.6 million shares of Cadence’s common stock at a strike price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in stockholders’ equity. In connection with the purchase of some of the 2013 Notes and the 2011 Notes in June 2010 and November 2010, Cadence also purchased some of the 2013 Warrants and the 2011 Warrants, reducing the number of shares of Cadence common stock available for purchase by 9.7 million shares at a cost of $0.1 million. The 2011 Warrants expired on various dates from February 2012 through April 2012 and the 2013 Warrants will expire on various dates from February 2014 through April 2014. The 2013 Warrants must be settled in net shares of Cadence’s common stock. Therefore, upon expiration of the 2013 Warrants Cadence will issue shares of common stock to the purchasers of the warrants that represent the value, if any, by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement. During the nine months ended September 29, 2012 the 2011 Warrants expired, reducing the number of shares of Cadence common stock available for purchase by 7.1 million shares.
Components of the 2013 Notes
The components of the 2013 Notes as of September 29, 2012 and December 31, 2011 were as follows:

	As of
	September 29, 2012	December 31, 2011
	(In thousands)
Equity component – included in common stock	$63,027	$63,027
Principal amount	$144,461	$144,461
Unamortized debt discount	(8,045)	(12,719)
Liability component	$136,416	$131,742

The effective interest rate and components of interest expense of the 2013 Notes for the three and nine months ended September 29, 2012, and of the 2013 Notes and 2011 Notes for the three and nine months ended October 1, 2011, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands, except percentages)
Effective interest rate	6.4%	6.3%	6.4%	6.3%
Contractual interest expense	$540	$1,053	$1,619	$3,161
Amortization of debt discount	$1,588	$3,275	$4,674	$9,684
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of September 29, 2012 and December 31, 2011, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.

NOTE 3. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
Sigrity, Inc.
On July 2, 2012, Cadence acquired Sigrity, Inc., or Sigrity, a provider of signal and power integrity analysis tools for system, printed circuit board and integrated circuit package designs. Cadence is incorporating the Sigrity technology into its Allegro product offering. The goodwill associated with this acquisition resulted primarily from Cadence's expectation of synergies from the integration of Sigrity's product offerings with Cadence's product offerings, and is not deductible for income tax purposes. Comparative pro forma financial information for this acquisition has not been presented because the results of operations were not material to Cadence’s Condensed Consolidated Financial Statements.
Total cash consideration for Sigrity was $78.5 million (net of cash acquired of $7.5 million), of which $64.3 million was paid at closing, and $14.2 million was deferred and is conditioned upon certain Sigrity shareholders remaining employees of Cadence over designated retention periods. Cadence recorded expense of $1.8 million during the three months ended September 29, 2012 related to this deferred purchase consideration and will expense the remaining $12.4 million over the remaining retention periods.
The following table summarizes the assets acquired and liabilities assumed as part of the Sigrity acquisition:

(In thousands)
Cash and cash equivalents	$7,490
Trade receivables	4,254
Property, plant and equipment	238
Other assets	1,004
Acquired intangibles:
Existing technology (four- to ten-year useful lives)	22,200
Agreements and relationships (three- to ten-year useful lives)	17,100
Tradenames and trademarks (nine-year useful lives)	1,300
Goodwill	39,680
Total assets acquired	$93,266
Deferred revenue	(3,800)
Other liabilities	(2,547)
Long-term deferred tax liabilities	(15,079)
Net assets acquired	$71,840

Sigrity's assets and liabilities were recorded at their fair values on the date of acquisition. The fair values of Sigrity's intangible assets and deferred revenue were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 7.

The deferred tax liabilities primarily related to the intangible assets acquired with Sigrity provided Cadence a future source of taxable income. Accordingly, Cadence released $14.8 million of its deferred tax asset valuation allowance, which was recognized as a benefit for income taxes during the three and nine months ended September 29, 2012.

Acquisition-related Contingent Consideration
For business combinations completed after January 3, 2009, contingent consideration is recorded at fair value on the acquisition date and adjusted to fair value at the end of each reporting period.
One of the fiscal 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if these measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the contingent consideration as of September 29, 2012 was $4.0 million.
Cadence may be obligated to make cash payments in connection with other business combinations and asset acquisitions, subject to the satisfaction of certain performance metrics. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $18.8 million over the next 43 months. Of the $18.8 million, up to $12.5 million would be recorded as operating expenses in the Condensed Consolidated Income Statements.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
Cadence completed its annual goodwill impairment test during the three months ended September 29, 2012 and determined that the fair value of Cadence's single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.
The changes in the carrying amount of goodwill during the nine months ended September 29, 2012 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2011	$192,125
Goodwill resulting from acquisitions	39,680
Additions due to contingent consideration*	1,041
Effect of foreign currency translation	429
Balance as of September 29, 2012	$233,275
_________
* Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with accounting standards that were authoritative at that time, whereby contingent consideration is added to goodwill as it is earned.

Acquired Intangibles, Net
Acquired intangibles with finite lives as of September 29, 2012 were as follows, excluding intangibles that were fully amortized as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$112,947	$(26,561)	$86,386
Agreements and relationships	134,982	(35,705)	99,277
Distribution rights	30,100	(27,843)	2,257
Tradenames, trademarks and patents	12,485	(7,637)	4,848
Total acquired intangibles	$290,514	$(97,746)	$192,768

Acquired intangibles with finite lives as of December 31, 2011 were as follows, excluding intangibles that were fully amortized as of January 1, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$90,433	$(17,119)	$73,314
Agreements and relationships	118,060	(27,123)	90,937
Distribution rights	30,100	(25,585)	4,515
Tradenames, trademarks and patents	26,183	(21,715)	4,468
Total acquired intangibles	$264,776	$(91,542)	$173,234

Amortization of acquired intangibles for the three and nine months ended September 29, 2012 and October 1, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Cost of product	$3,605	$2,906	$9,395	$7,585
Cost of maintenance	269	—	269	—
Amortization of acquired intangibles	3,876	3,786	11,305	12,750
Total amortization of acquired intangibles	$7,750	$6,692	$20,969	$20,335
Amortization expense from existing technology intangible assets is included in cost of product and amortization expense from a maintenance agreement intangible asset is included in cost of maintenance.
Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2012 – remaining period	$7,764
2013	27,976
2014	25,178
2015	24,831
2016	24,309
Thereafter	82,710
Total estimated amortization expense	$192,768

NOTE 5. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in the past in an effort to operate more efficiently. These restructuring plans were primarily comprised of severance and termination costs related to headcount reductions and facility-related lease loss charges. As of September 29, 2012, all severance and termination benefits have been paid.
The following table presents activity for Cadence’s restructuring plans for the three months ended September 29, 2012:

Excess Facilities

Balance, June 30, 2012	$4,512
Restructuring and other charges, net	57
Cash payments	(176)
Effect of foreign currency translation	99
Balance, September 29, 2012	$4,492

The following table presents activity for Cadence’s restructuring plans for the nine months ended September 29, 2012:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, December 31, 2011	$46	$4,976	$5	$5,027
Restructuring and other charges (credits), net	(29)	83	(5)	49
Cash payments	(17)	(636)	—	(653)
Effect of foreign currency translation	—	69	—	69
Balance, September 29, 2012	$—	$4,492	$—	$4,492

NOTE 6. RECEIVABLES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
Cadence’s current and long-term receivables balances as of September 29, 2012 and December 31, 2011 were as follows:

	As of
	September 29, 2012	December 31, 2011
	(In thousands)
Accounts receivable	$96,216	$99,686
Installment contract receivables, short-term	27,100	37,086
Long-term receivables	5,668	11,371
Total receivables	$128,984	$148,143
Less allowance for doubtful accounts	(110)	—
Total receivables, net	$128,874	$148,143
Cadence’s customers are primarily concentrated within the semiconductor, electronics systems and consumer electronics industries. As of September 29, 2012, one customer accounted for 10% of Cadence’s total receivables and as of December 31, 2011, no single customer accounted for more than 10% of Cadence’s total receivables. As of September 29, 2012, approximately 55% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 31, 2011, approximately 45% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.
The following table presents the change in Cadence's allowance for doubtful accounts for the nine months ended September 29, 2012:

	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Written Off, Net	Balance at End of Period
Allowance for doubtful accounts	$—	$(120)	$10	$(110)

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 29, 2012.
The fair values of Cadence’s 2013 Notes and 2015 Notes, which differ from their carrying values, are influenced by interest rates and Cadence’s stock price and stock price volatility and are determined by prices for the 2013 Notes and 2015 Notes observed in market trading, which are level 2 inputs.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 29, 2012 and December 31, 2011:

	Fair Value Measurements as of September 29, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$484,465	$484,465	$—	$—
United States Treasury securities	3,975	3,975	—	—
Bank certificates of deposit	1,000	—	1,000	—
Corporate debt securities	501	—	501	—
Commercial paper	500	—	500	—
Short-term investments:
Corporate debt securities	32,613	—	32,613	—
Bank certificates of deposit	28,522	—	28,522	—
United States Treasury securities	21,460	21,460	—	—
United States government agency securities	8,235	8,235	—	—
Commercial paper	2,988	—	2,988	—
Marketable equity securities	2,001	2,001	—	—
Trading securities held in Non-Qualified Deferred Compensation Plan, or NQDC	23,561	23,561	—	—
2015 Notes Hedges	287,079	—	287,079	—
Foreign currency exchange contracts	778	—	778	—
Total Assets	$897,678	$543,697	$353,981	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,108	$—	$—	$4,108
2015 Notes Embedded Conversion Derivative	287,079	—	287,079	—
Total Liabilities	$291,187	$—	$287,079	$4,108

	Fair Value Measurements as of December 31, 2011:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents – money market funds	$484,102	$484,102	$—	$—
Short-term investments:
Marketable equity securities	3,037	3,037	—	—
Trading securities held in NQDC	24,058	24,058	—	—
2015 Notes Hedges	215,113	—	215,113	—
Foreign currency exchange contracts	200	—	200	—
Total Assets	$726,510	$511,197	$215,313	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,911	$—	$—	$3,911
2015 Notes Embedded Conversion Derivative	215,113	—	215,113	—
Total Liabilities	$219,024	$—	$215,113	$3,911

Level 1 Measurements
Cadence’s cash equivalents held in money market funds, available-for-sale United States Treasury securities, United States government agency securities, equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.
Level 2 Measurements
The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are measured at fair value using level 1 and level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors. Cadence’s available-for-sale corporate debt securities, bank certificates of deposit and commercial paper are measured at fair value using level 2 inputs. Cadence obtains the fair values of its level 2 available-for-sale securities from a professional pricing service and validates the fair values by assessing the pricing methods and inputs and by comparing the fair values to another independent source.
Cadence’s foreign currency exchange contracts are measured at fair value using observable foreign currency exchange rates.
Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of September 29, 2012 and December 31, 2011. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the Condensed Consolidated Income Statements. For an additional description of the related business combinations, see Note 3.

The following table summarizes the level 3 activity for the nine months ended September 29, 2012:

(In thousands)
Balance as of December 31, 2011	$3,911
Payments	(39)
Adjustments	236
Balance as of September 29, 2012	$4,108

Cadence acquired intangible assets of $40.6 million in connection with its acquisition of Sigrity during the three months ended September 29, 2012. The fair value of the intangible assets acquired was determined using the income approach and using level 3 inputs. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to electronic design automation software development, discount rates consistent with the level of risk and the economy in general. The fair value of these intangible assets is affected most significantly by the projected income associated with the intangible assets and the timing of the projected income, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the income projections increase or decrease, the fair value of the intangible assets would increase or decrease accordingly, in amounts that will vary based on the timing of the projected income and the discount rate used to calculate the present value of the expected income. Cadence used discount rates ranging from 11% to 12% to value the intangible assets acquired with Sigrity.

As part of the Sigrity acquisition, Cadence also assumed an obligation related to deferred revenue of $3.8 million, which was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit of 25%. The total costs including the assumed profit were adjusted to present value using a discount rate of approximately 3%. The resulting fair value approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligation is affected most significantly by the estimated costs required to support the obligation, but is also affected by the assumed profit and the discount rate.

Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and deferred revenue obligations are reasonable, but significant judgment is involved. For an additional description of the Sigrity acquisition, see Note 3.

NOTE 8. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence's cash, cash equivalents and short-term investments at fair value as of September 29, 2012 and December 31, 2011 were as follows:

	As of
	September 29, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$649,099	$601,602
Short-term investments	95,819	3,037
Cash, cash equivalents and short-term investments	$744,918	$604,639

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The following table summarizes Cadence’s cash and cash equivalents at fair value as of September 29, 2012 and December 31, 2011:

	As of
	September 29, 2012	December 31, 2011
	(In thousands)
Cash and interest bearing deposits	$158,658	$117,500
Money market funds	484,465	484,102
United States Treasury securities	3,975	—
Bank certificates of deposit	1,000	—
Corporate debt securities	501	—
Commercial paper	500	—
Total cash and cash equivalents	$649,099	$601,602
The amortized cost of Cadence's cash equivalents approximates fair value.
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
Cadence recognizes gains on its available-for-sale securities when they are realized. Cadence recognizes losses on its available-for-sale securities when they are realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred. For an available-for-sale debt security, an other-than-temporary decline in fair value has occurred when the security’s fair value is less than its amortized cost basis and Cadence intends to sell the security, or it is more likely than not that Cadence will be required to sell the security, before recovery of its amortized cost basis. Cadence records realized gains, realized losses and other-than-temporary impairments as part of other income (expense), net in the Condensed Consolidated Income Statements.
The following tables summarize Cadence’s short-term investments as of September 29, 2012 and December 31, 2011:

	As of September 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$32,551	$63	$(1)	$32,613
Bank certificates of deposit	28,506	17	(1)	28,522
United States Treasury securities	21,436	24	—	21,460
United States government agency securities	8,222	13	—	8,235
Commercial paper	2,986	2	—	2,988
Marketable equity securities	1,823	178	—	2,001
Total short-term investments	$95,524	$297	$(2)	$95,819

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$1,830	$1,207	$—	$3,037
Total short-term investments	$1,830	$1,207	$—	$3,037

Cadence purchased its investments in marketable debt securities during the three months ended June 30, 2012 and the three months ended September 29, 2012. As of September 29, 2012, any security Cadence held with an unrealized loss had been held for less than six months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of September 29, 2012, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$56,437	$56,485
Due in one to three years	37,264	37,333
Total marketable debt securities included in short-term investments	$93,701	$93,818
Realized gains from the sale of marketable debt and equity securities during three and nine months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)		(In thousands)
Gains on sale of marketable debt and equity securities	$8	$—	$125	$8,052

Amortization of premium or discount related to Cadence’s marketable debt securities for the three and nine months ended September 29, 2012 and October 1, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)		(In thousands)
Amortization of premium (discount)	$251	$—	$271	$—
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

Cadence’s non-marketable investments as of September 29, 2012 and December 31, 2011 were as follows:

	As of
	September 29, 2012	December 31, 2011
	(In thousands)
Cost method	$5,054	$6,157
Equity method	4,283	4,303
Total non-marketable investments	$9,337	$10,460
Net realized gains on the sale of non-marketable investments during the three and nine months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)		(In thousands)
Gains on sale of non-marketable investments	$—	$5,379	$—	$8,108

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

The calculations for basic and diluted net income per share for the three and nine months ended September 29, 2012, and October 1, 2011, are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands, except per share amounts)
Net income	$58,584	$28,106	$126,074	$61,337
Weighted average common shares used to calculate basic net income per share	271,350	264,723	269,643	263,149
2023 Notes	11	11	11	11
2015 Warrants	6,286	—	3,148	—
Stock-based compensation	5,681	6,007	5,958	6,908
Weighted average common shares used to calculate diluted net income per share	283,328	270,741	278,760	270,068
Net income per share - basic	$0.22	$0.11	$0.47	$0.23
Net income per share - diluted	$0.21	$0.10	$0.45	$0.23

The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 29, 2012, and October 1, 2011, that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
2015 Warrants (various expiration dates through 2015)	—	46,382	—	46,382
2011 Warrants and 2013 Warrants (various expiration dates through 2014)	6,830	17,916	6,830	18,194
Options to purchase shares of common stock (various expiration dates through 2022)	10,003	14,184	12,767	14,184
Non-vested shares of restricted stock	10	2,805	82	21
Total potential common shares excluded	16,843	81,287	19,679	78,781

NOTE 10. ACCUMULATED DEFICIT
The changes in accumulated deficit for the three and nine months ended September 29, 2012 were as follows:

Three Months Ended
(In thousands)
Balance as of June 30, 2012	$(1,018,190)
Net income	58,584
Reissuance of treasury stock	(2,909)
Balance as of September 29, 2012	$(962,515)

Nine Months Ended
(In thousands)
Balance as of December 31, 2011	$(1,083,245)
Net income	126,074
Reissuance of treasury stock	(5,344)
Balance as of September 29, 2012	$(962,515)

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

Changes in unrealized holding gains or losses on available-for-sale securities include the following for the three and nine months ended September 29, 2012, and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Unrealized holding gains or losses	$(112)	$(447)	$(1,018)	$(481)
Reclassification of unrealized holding gains or losses to other income (expense), net	(8)	—	(123)	(8,044)
Changes in unrealized holding gains or losses	$(120)	$(447)	$(1,141)	$(8,525)
Accumulated other comprehensive income was comprised of the following as of September 29, 2012, and December 31, 2011:

	September 29, 2012	December 31, 2011
	(In thousands)
Foreign currency translation gain	$50,182	$53,990
Changes in defined benefit plan liabilities	(4,348)	(4,468)
Unrealized holding gains on available-for-sale securities	290	1,431
Total accumulated other comprehensive income	$46,124	$50,953

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 29, 2012, or October 1, 2011.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended September 29, 2012, or October 1, 2011.

NOTE 13. STATEMENT OF CASH FLOWS
The supplemental cash flow information for the nine months ended September 29, 2012, and October 1, 2011, is as follows:

	Nine Months Ended
	September 29, 2012	October 1, 2011
	(In thousands)
Cash Paid During the Period for:
Interest	$5,677	$6,708
Income taxes, including foreign withholding tax	$12,481	$13,304
Non-cash Investing and Financing Activities:
Stock options assumed for acquisition	$—	$1,600
Available-for-sale securities received from customer	$20	$312
Receivables related to sales of cost-method investments	$—	$4,858

NOTE 14. OTHER INCOME (EXPENSE), NET
Cadence’s other income (expense), net, for the three and nine months ended September 29, 2012, and October 1, 2011, was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Interest income	$650	$318	$1,295	$1,015
Amortization of premium or discount on marketable debt securities	(251)	—	(271)	—
Gains on sale of marketable debt and equity securities, net	8	—	123	8,044
Gains on sale of non-marketable equity investments	—	5,379	—	8,108
Gains (losses) on securities in Cadence’s NQDC	(839)	204	3,237	3,116
Gains (losses) on foreign exchange	1,376	1,259	2,546	(466)
Equity losses from non-marketable investments	(34)	(39)	(34)	(104)
Write-down of non-marketable investments	(1,081)	—	(1,103)	—
Other income, net	40	123	179	394
Total other income (expense), net	$(131)	$7,244	$5,972	$20,107

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
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following table presents a summary of revenue by geography for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In thousands)
Americas:
United States	$141,509	$123,808	$414,888	$360,018
Other Americas	4,733	6,116	18,659	19,457
Total Americas	146,242	129,924	433,547	379,475
Europe, Middle East and Africa	66,392	61,643	191,097	174,377
Japan	58,757	50,989	168,856	150,348
Asia	67,142	49,901	187,339	137,629
Total	$338,533	$292,457	$980,839	$841,829
The following table presents a summary of long-lived assets by geography as of September 29, 2012 and December 31, 2011:

	As of
	September 29, 2012	December 31, 2011
	(In thousands)
Americas:
United States	$215,656	$230,884
Other Americas	84	35
Total Americas	215,740	230,919
Europe, Middle East and Africa	5,081	4,813
Japan	2,247	3,960
Asia	23,788	22,825
Total	$246,856	$262,517

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
Our offerings address many of the challenges associated with developing unique silicon circuitry, integrating that circuitry with Design IP developed by us or third parties to create SoCs, and combining ICs and SoCs with software to create electronic systems. We provide our customers with the ability to address the broad range of issues that arise at the silicon, SoC and system levels.
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
The major Cadence® design platforms are branded as Incisive® functional verification, Encounter® digital IC design, Virtuoso® custom design and Allegro® system interconnect design. Our functional verification offerings include VIP products and are supplemented by our Design IP offerings. In addition, we augment these platform product offerings with a set of DFM products that service both the digital and custom IC design flows. On July 2, 2012, we acquired Sigrity, Inc., or Sigrity, a provider of signal and power integrity analysis tools for system, printed circuit board and IC package design. We are incorporating the Sigrity technology into our Allegro product offering. We also offer the Sigrity technology on a stand-alone basis.
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

Results of Operations
Financial results for the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011, reflect the following:

•
An increase in the combined value of our product and maintenance revenue, primarily because of a general increase in the annualized values of software contracts with our customers and an increase in the sale and lease of our hardware products;

•	An increase in employee-related costs, primarily consisting of costs related to hiring additional employees during the period and incremental costs related to our acquisition of Sigrity;

•	An increase in variable compensation during the nine months ended September 29, 2012 as compared to the same period in 2011; and

•
An income tax benefit in the three months ended September 29, 2012, primarily resulting from a release of valuation allowance against our deferred tax assets due to the acquisition of intangible assets held by Sigrity.

Revenue
We primarily generate revenue from licensing our EDA software and IP, selling or leasing our hardware technology, providing maintenance for our software, IP and hardware and providing engineering services. We principally use three software and IP license types: subscription, term and perpetual.

The timing of our product revenue is significantly affected by the mix of license types in the bookings executed in any given period and whether the revenue for such bookings is recognized over multiple periods or up-front, upon completion of delivery.
We seek to achieve a consistent mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and the remainder of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this bookings mix in any single fiscal quarter may be impacted by an increase in hardware sales beyond our current expectations, because revenue for hardware sales is generally recognized up-front in the quarter in which delivery is completed.
Approximately 90% of the aggregate value of our bookings during the three and nine months ended September 29, 2012 and October 1, 2011 was of a type for which the revenue is recurring, or ratable, in nature.
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
Although we believe that pricing volatility has not generally been a material component of the change in our revenue from period to period, we believe that the amount of revenue recognized in future periods will depend on, among other things, the:

•	Competitiveness of our new technology; and

•	Size, duration, timing, terms and type of:

•	Contract renewals with existing customers;

•	Additional sales to existing customers; and

•	Sales to new customers.

Revenue by Period
The following table shows our revenue for the three months ended September 29, 2012 and October 1, 2011 and the change in revenue between periods:

	Three Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$216.6	$164.0	$52.6	32%
Services	28.4	29.1	(0.7)	(2)%
Maintenance	93.5	99.4	(5.9)	(6)%
Total revenue	$338.5	$292.5	$46.0	16%

The following table shows our revenue for the nine months ended September 29, 2012 and October 1, 2011 and the change in revenue between periods:

	Nine Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$614.9	$463.7	$151.2	33%
Services	86.9	86.4	0.5	1%
Maintenance	279.0	291.7	(12.7)	(4)%
Total revenue	$980.8	$841.8	$139.0	17%

For software arrangements, we generally recognize revenue ratably over the duration of the arrangement and such revenue is allocated between product and maintenance revenue. As the duration decreases, the allocation to maintenance revenue decreases and the allocation to product revenue increases. Combined, product and maintenance revenue increased during the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011, primarily because of increased business levels, an increase in revenue related to the sale and lease of our hardware products and increased revenue recognized from bookings in prior periods. Maintenance revenue decreased on a standalone basis during the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011, primarily because of the increased allocation to product revenue due to the gradual decline in the average duration of our time-based software license arrangements.
Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and Services and other for the past five consecutive quarters:

	Three Months Ended
	September 29, 2012	June 30, 2012	March 31, 2012	December 31, 2011	October 1, 2011
Functional Verification and Design IP	30%	33%	30%	32%	30%
Digital IC Design	23%	22%	23%	21%	22%
Custom IC Design	24%	22%	23%	23%	23%
System Interconnect	9%	8%	8%	8%	9%
Design for Manufacturing	6%	6%	7%	6%	6%
Services and other	8%	9%	9%	10%	10%
Total	100%	100%	100%	100%	100%

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
The changes in the percentage of revenue contributed by the Functional Verification and Design IP product group for the quarters presented are generally related to changes in revenue related to our hardware products, which are included in the Functional Verification and Design IP product group.
Revenue by Geography

	Three Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
United States	$141.5	$123.8	$17.7	14%
Other Americas	4.7	6.1	(1.4)	(23)%
Europe, Middle East and Africa	66.4	61.6	4.8	8%
Japan	58.8	51.0	7.8	15%
Asia	67.1	50.0	17.1	34%
Total revenue	$338.5	$292.5	$46.0	16%

	Nine Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
United States	$414.9	$360.0	$54.9	15%
Other Americas	18.7	19.5	(0.8)	(4)%
Europe, Middle East and Africa	191.1	174.4	16.7	10%
Japan	168.8	150.3	18.5	12%
Asia	187.3	137.6	49.7	36%
Total revenue	$980.8	$841.8	$139.0	17%

For the primary factors contributing to our increase in revenue across our geographies, see the general description under “Revenue by Period” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
United States	42%	42%	42%	43%
Other Americas	1%	2%	2%	2%
Europe, Middle East and Africa	20%	21%	20%	21%
Japan	17%	18%	17%	18%
Asia	20%	17%	19%	16%
Total	100%	100%	100%	100%
No one customer accounted for 10% or more of total revenue during the three and nine months ended September 29, 2012 and October 1, 2011.

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
Cost of Revenue

	Three Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$23.3	$18.2	$5.1	28%
Services	$16.8	$20.4	(3.6)	(18)%
Maintenance	$11.1	$11.2	(0.1)	(1)%

	Nine Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Product	$60.3	$52.4	$7.9	15%
Services	$53.3	$61.1	(7.8)	(13)%
Maintenance	$33.8	$32.8	1.0	3%

The following table shows cost of revenue as a percentage of related revenue for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Product	11%	11%	10%	11%
Services	59%	70%	61%	71%
Maintenance	12%	11%	12%	11%
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
A summary of cost of product is as follows:

	Three Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Product-related costs	$19.7	$15.3	$4.4	29%
Amortization of acquired intangibles	3.6	2.9	0.7	24%
Total cost of product	$23.3	$18.2	$5.1	28%

	Nine Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Product-related costs	$50.9	$44.8	$6.1	14%
Amortization of acquired intangibles	9.4	7.6	1.8	24%
Total cost of product	$60.3	$52.4	$7.9	15%

The changes in cost of product during the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011, were primarily due to increases in hardware costs and amortization of acquired intangibles. Hardware costs increased primarily due to an increase in hardware sales. Amortization of acquired intangibles included in cost of product increased primarily due to amortization of intangible assets acquired with our acquisition of Sigrity on July 2, 2012 and our fiscal 2011 acquisitions.
Cost of product depends primarily upon the mix of hardware and software product sales in any given period, and also depends upon the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $3.6 million during the three months ended September 29, 2012, as compared to the three months ended October 1, 2011, and decreased by $7.8 million during the nine months ended September 29, 2012, as compared to the nine months ended October 1, 2011, primarily due to a decrease in employee salary, benefits and other employee-related costs. Certain of our design services engineers have been redeployed to internal research and development projects or to assist with pre-sales activities, resulting in lower cost of services expense. We expect to continue to utilize our services engineers on internal projects and pre-sales activities and we expect our cost of services to continue to decrease during the remainder of fiscal 2012, as compared to fiscal 2011.
Cost of Maintenance
Cost of maintenance includes the cost of our customer support services, such as telephone, online and on-site support, employee salary, benefits and other employee-related costs, amortization of acquired intangible assets and documentation of maintenance updates. There were no significant changes in cost of maintenance during the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011.
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to hiring, acquisitions or restructuring activities, foreign exchange rates, cost reduction strategies and the impact of our variable compensation programs, which are driven by overall operating results. Our employee salary and other compensation-related costs increased during the three months ended September 29, 2012, as compared to the three months ended October 1, 2011, primarily due to hiring additional employees for our research and development activities and the addition of employees through the acquisition of Sigrity employees. Our employee salary and other compensation-related costs increased during the nine months ended September 29, 2012, as compared to the nine months ended October 1, 2011, primarily due to hiring additional employees for our research and development activities, the addition of employees through the acquisition of Sigrity and improved business levels resulting in higher variable compensation.
Our operating expenses are denominated in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our Condensed Consolidated Financial Statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
We expect our operating expenses to increase during the remainder of fiscal 2012, as compared to the same period in fiscal 2011, due to anticipated hiring during the remainder of fiscal 2012 and due to our acquisition of Sigrity.

Our operating expenses for the three and nine months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$82.5	$79.9	$2.6	3%
Research and development	115.1	103.2	11.9	12%
General and administrative	26.4	24.0	2.4	10%
Operating expenses	$224.0	$207.1	$16.9	8%

	Nine Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$246.7	$235.3	$11.4	5%
Research and development	335.7	303.7	32.0	11%
General and administrative	84.4	68.7	15.7	23%
Operating expenses	$666.8	$607.7	$59.1	10%

Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marketing and sales	24%	27%	25%	28%
Research and development	34%	35%	34%	36%
General and administrative	8%	8%	9%	8%
Operating expenses	66%	71%	68%	72%

Marketing and Sales
The changes in marketing and sales expense for the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$1.7	$9.4
Other individually insignificant items	0.9	2.0
	$2.6	$11.4

Research and Development

The changes in research and development expense for the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$9.5	$25.8
Professional services	2.1	2.5
Stock-based compensation	0.7	2.2
Other individually insignificant items	(0.4)	1.5
	$11.9	$32.0

The increase in salary, benefits and other employee-related costs during the three months ended September 29, 2012, as compared to the three months ended October 1, 2011, is primarily due to hiring additional employees for our research and development activities and the addition of employees through the acquisition of Sigrity.

The increase in salary, benefits and other employee-related costs during the nine months ended September 29, 2012, as compared to the nine months ended October 1, 2011, is primarily due to hiring additional employees for our research and development activities, the addition of employees through the acquisition of Sigrity and higher variable compensation resulting from improved business levels.

We expect research and development expense to increase for the remainder of fiscal 2012, as compared to the same period in fiscal 2011, due to the higher salary, benefits and other employee related costs, as noted above, and higher professional services costs.

General and Administrative

The changes in general and administrative expense for the three and nine months ended September 29, 2012, as compared to the three and nine months ended October 1, 2011, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$1.9	$4.2
Net recoveries of allowance for doubtful accounts	0.8	6.7
Professional services	(1.3)	2.4
Other individually insignificant items	1.0	2.4
	$2.4	$15.7

We recorded net recoveries of our allowance for doubtful accounts of $0.7 million during the three months ended October 1, 2011 and $6.6 million during the nine months ended October 1, 2011 because we collected certain receivables that previously had been included in our allowance for doubtful accounts. These recoveries resulted in reductions in our general and administrative expense during the three and nine months ended October 1, 2011 and, as a result, our general and administrative expense increased for the three and nine months ended September 29, 2012. We had previously recorded reserves for certain customers based on changes in our assessment of collectibility for those customers. The principal factor for the assessment at that time was a general deterioration of economic conditions having a significant impact on certain customers. These customers’ business prospects eventually improved, and we were able to collect the majority of those receivables that had previously been reserved, resulting in recoveries of previously reserved bad debts.

Amortization of Acquired Intangibles

	Three Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$3.9	$3.8	$0.1	3%

The increase in amortization of acquired intangibles during the three months ended September 29, 2012, as compared to the three months ended October 1, 2011, resulted from increased amortization of intangible assets related to our acquisition of Sigrity, which was partially offset by certain acquired intangibles becoming fully amortized.

	Nine Months Ended		Change
	September 29, 2012	October 1, 2011	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$11.3	$12.8	$(1.5)	(12)%

The decrease in amortization of acquired intangibles during the nine months ended September 29, 2012, as compared to the nine months ended October 1, 2011, resulted from certain acquired intangibles becoming fully amortized, which was partially offset by increased amortization of intangible assets related to our acquisition of Sigrity.

We expect amortization of acquired intangibles to increase during the remainder of fiscal 2012, as compared to the same period in fiscal 2011, due to the amortization of intangible assets acquired with Sigrity during the three months ended September 29, 2012.
Interest Expense

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Contractual cash interest expense:
2011 Notes	$—	$0.5	$—	$1.6
2013 Notes	0.5	0.6	1.6	1.6
2015 Notes	2.3	2.3	6.9	6.9
Amortization of debt discount:
2011 Notes	—	1.7	—	5.3
2013 Notes	1.6	1.5	4.7	4.4
2015 Notes	3.7	3.4	11.0	10.2
Amortization of deferred financing costs:
2011 Notes	—	0.2	—	0.5
2013 Notes	0.1	0.1	0.3	0.3
2015 Notes	0.5	0.5	1.5	1.4
Other	—	—	(0.1)	0.4
Total interest expense	$8.7	$10.8	$25.9	$32.6

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions)
Interest income	$0.7	$0.3	$1.3	$1.0
Amortization of premium or discount on marketable debt securities	(0.3)	—	(0.3)	—
Gains on sale of marketable debt and equity securities, net	—	—	0.1	8.0
Gains on sale of non-marketable equity investments	—	5.4	—	8.1
Gains (losses) on securities in the non-qualified deferred compensation trust	(0.8)	0.2	3.2	3.1
Gains (losses) on foreign exchange	1.4	1.3	2.5	(0.5)
Write-down of non-marketable investments	(1.1)	—	(1.1)	—
Other income, net	—	—	0.3	0.4
Total other income (expense), net	$(0.1)	$7.2	$6.0	$20.1

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(In millions, except percentages)
Provision (benefit) for income taxes	$(8.0)	$0.5	$9.5	$0.9
Effective tax rate	(15.8)%	1.7%	7.0%	1.4%

Our benefit for income taxes for the three months ended September 29, 2012 primarily consisted of tax benefit from the release of valuation allowance of $14.8 million against our deferred tax assets due to the acquisition of intangible assets held by Sigrity during the period, which was partially offset by tax expense of our foreign subsidiaries. Our provision for income taxes for the nine months ended September 29, 2012 primarily consisted of tax expense related to certain of our foreign subsidiaries and excess tax benefit from employee stock compensation that was allocated to equity, which was partially offset by a tax benefit from the release of valuation allowance of $14.8 million against our deferred tax assets due to the acquisition of intangible assets held by Sigrity during the period.
Our provision for income taxes for the three months ended October 1, 2011 primarily consisted of tax expense on certain of our foreign subsidiaries, interest expense on unrecognized tax benefits, and excess tax benefits from employee stock compensation that were allocated to equity, which was partially offset by the tax benefit from the effective settlement of a foreign tax examination. Our provision for income taxes for the nine months ended October 1, 2011 was primarily comprised of tax expense on certain of our foreign subsidiaries and interest expense on unrecognized tax benefits, which was partially offset by the tax benefit of $5.7 million from the effective settlement of the Internal Revenue Service, or IRS, examination of our federal income tax returns for the tax years 2003 through 2005, the tax benefit from the release of valuation allowance of $5.0 million against our deferred tax assets due to the acquisition of intangible assets held by a company acquired during the period and the tax benefit from the effective settlement of a foreign tax examination.
We estimate our annual effective tax rate for fiscal 2012 to be approximately 9%, consisting of tax expense related to certain of our foreign subsidiaries, interest expense on unrecognized tax benefits, excess tax benefits from stock-based compensation allocated to equity and the release of valuation allowance against our deferred tax assets due to the acquisition of intangible assets held by Sigrity. Our estimate excludes additional excess tax benefits from stock-based compensation that may be allocated to equity in a future period since the excess tax benefits cannot be reasonably estimated. Excess tax benefits from stock-based compensation that are allocated to equity will increase the annual effective tax rate. Our estimate also does not include any tax expense or tax benefit related to effective settlements of tax examinations that may occur in the future.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more than 50% likely that some portion or all of the deferred tax assets will not be realized. Our cumulative loss in the United States incurred over the three year period ended September 29, 2012 was considered significant negative evidence with a high level of objectivity that outweighed other favorable evidence, such as the increase in ratable license mix and projections of future income in determining whether a valuation allowance was needed. It is reasonably possible that we could have cumulative income over a three year period within the next six months. If, in the future, we determine that these deferred tax assets are more likely than not to be realized, a release of all or part of the related valuation allowance could result in a material income tax benefit in the period such determination is made.
During the quarter, we remeasured certain unrecognized tax benefits for positions taken during prior periods. The remeasurement resulted in an increase of $35.1 million in unrecognized tax benefits for positions taken during prior periods and a decrease of our deferred tax asset valuation allowance of a similar amount.
For further discussion regarding our income taxes, including the status of examinations by tax authorities and considerations related to the establishment or release of valuation allowance, see Note 6 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

	As of
	September 29, 2012	December 31, 2011	Change
	(In millions)
Cash, cash equivalents and short-term investments	$744.9	$604.6	$140.3
Net working capital	$176.0	$48.6	$127.4

	Nine Months Ended
	September 29, 2012	October 1, 2011	Change
	(In millions)
Cash provided by operating activities	$220.1	$178.2	$41.9
Cash used for investing activities	$(186.4)	$(48.0)	$(138.4)
Cash provided by financing activities	$18.1	$7.1	$11.0
Cash and Cash Equivalents and Short-term Investments
As of September 29, 2012, our principal sources of liquidity consisted of $744.9 million of cash, cash equivalents and short-term investments, as compared to $604.6 million as of December 31, 2011.
During the nine months ended September 29, 2012 we invested $100 million of our cash equivalents in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available for sale and are included in cash and cash equivalents and short-term investments as of September 29, 2012. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
Our primary source of cash, cash equivalents and short-term investments during the nine months ended September 29, 2012 was customer payments for products, maintenance and services. We also received cash from stock purchases under our ESPP and from the exercise of stock options.

Our primary use of cash, cash equivalents and short-term investments during the nine months ended September 29, 2012 was payments relating to salaries, benefits, other employee-related costs and other operating expenses. We also used cash for our acquisition of Sigrity during the three months ended September 29, 2012 and to purchase property, plant and equipment.
Approximately 50% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of September 29, 2012. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.
We expect that current cash, cash equivalents and short-term investment balances and cash flows that are generated from operations will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital
Net working capital increased by $127.4 million as of September 29, 2012, as compared to December 31, 2011, due to the following:

Change
(In millions)
Increase in short-term investments	$92.8
Increase in cash and cash equivalents	47.5
Decrease in current portion of deferred revenue	18.1
Decrease in accounts payable and accrued liabilities	5.5
Decrease in prepaid expenses and other	(3.4)
Decrease in inventories	(8.6)
Increase in convertible notes	(11.0)
Decrease in receivables, net	(13.6)
Other individually insignificant items	0.1
$127.4
The 2015 Notes are convertible into cash from September 30, 2012 through December 29, 2012 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to September 29, 2012. Accordingly, the net balance of the 2015 Notes of $305.0 million is classified as a current liability on our Condensed Consolidated Balance Sheet as of September 29, 2012. The classification of the 2015 Notes as a current or long-term liability on the Condensed Consolidated Balance Sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the stock price conversion condition, as described above, has been met in a particular fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on September 29, 2012 we would have recorded an expense of $51.2 million associated with the conversion, comprised of $45.0 million of unamortized debt discount and $6.2 million of unamortized transaction fees.
The classification of the liability associated with the 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges asset as current or long-term on our Condensed Consolidated Balance Sheet corresponds with the classification of the 2015 Notes. As such, we classified the fair value of the 2015 Notes Embedded Conversion Derivative as a current liability on our Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011. We also classified the fair value of the 2015 Notes Hedges as current assets on our Condensed Consolidated Balance Sheets as of September 29, 2012 and December 31, 2011. The value of the 2015 Notes Embedded Conversion Derivative liability and the value of the 2015 Notes Hedges asset offset one another and the changes in the fair value of these instruments resulted in no net change to our net working capital as of September 29, 2012.

If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350.0 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between September 30, 2012 and December 29, 2012. However, if the holders of the 2015 Notes elect to convert their notes between September 30, 2012 and December 29, 2012 we expect to have sufficient cash, cash equivalents and short-term investments to fund any payment resulting from a conversion.

For an additional description of our 2015 Notes, and the conversion terms thereof, see Note 2 in the Notes to Condensed Consolidated Financial Statements.
Cash Flows from Operating Activities
Cash flows from operating activities were $220.1 million during the nine months ended September 29, 2012, an increase of $41.9 million as compared to cash flows from operating activities of $178.2 million during the nine months ended October 1, 2011, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$75.0
Changes in operating assets and liabilities, net of effect of acquired businesses	(33.1)
$41.9
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
Cash Flows from Investing Activities
The changes in net cash used for investing activities for the nine months ended September 29, 2012, as compared to the nine months ended October 1, 2011, were due to the following:

Change
(In millions)
Purchases of available-for-sale securities	$(101.2)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(22.4)
Purchases of property, plant and equipment	(8.2)
Proceeds from the sale of long-term investments	(4.8)
Proceeds from the sale and maturity of available-for-sale securities	(2.2)
Other individually insignificant items	0.4
$(138.4)

During the nine months ended September 29, 2012 we invested $100 million of our cash equivalents in marketable debt securities. For an additional description of these investments, see “Cash and Cash Equivalents and Short-term Investments” above.
In connection with our business combinations and asset acquisitions completed before September 29, 2012, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $18.8 million in cash during the next 43 months.

On July 2, 2012 we acquired Sigrity for total cash consideration of $78.5 million (net of cash acquired of $7.5 million) of which $64.3 million was paid at closing, and $14.2 million was deferred and is conditioned upon certain Sigrity shareholders remaining employees of Cadence over designated retention periods. We recorded expense of $1.8 million during the three months ended September 29, 2012 related to this deferred purchase consideration and will expense the remaining $12.4 million over the remaining retention periods and we will include these deferred payments as a use of cash for operating activities in the period we make the payments. During the three months ended September 29, 2012 we recorded cash used for investing activities of $64.3 million related to the Sigrity acquisition.
We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, business combinations, and making long-term equity investments.
Cash Flows from Financing Activities
The changes in net cash provided by financing activities for the nine months ended September 29, 2012, as compared to the nine months ended October 1, 2011, were due to the following:

Change
(In millions)
Proceeds from the issuance of common stock	$11.8
Tax effect related to employee stock transactions allocated to equity	2.9
Stock received for payment of employee taxes on vesting of restricted stock	(3.5)
Other individually insignificant items	(0.2)
$11.0
For an additional description of our 2013 Notes and 2015 Notes, and the conversion terms thereof, see Note 2 in our Notes to Condensed Consolidated Financial Statements and “Net Working Capital,” above.
Other Factors Affecting Liquidity and Capital Resources
As of September 29, 2012, we had convertible notes outstanding with a net liability value of $441.4 million and that mature between December 15, 2013, and June 1, 2015. The principal maturity value of these convertible notes is $494.5 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.

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
Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of the 2015 Notes elect to convert their notes between September 30, 2012 and December 29, 2012, we expect to have sufficient cash, cash equivalents and short-term investments to fund any payment resulting from a conversion. However, if holders of a significant portion of the 2015 Notes were to choose to convert at a time in which the notes are convertible, it could have a significant negative impact on our cash, cash equivalents and short-term investments and liquidity.
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

The following table provides information about our forward foreign currency contracts as of September 29, 2012. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2012.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$35.2	0.78
Japanese yen	32.4	77.92
Indian rupee	17.1	55.45
Chinese renminbi	16.7	6.34
Canadian dollar	13.6	0.97
Israeli shekel	8.7	3.97
Other	12.9	N/A
Total	$136.6
Estimated fair value	$0.8
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
Our cash equivalents and short-term investments as of September 29, 2012 include $99.8 million of marketable debt securities that may have their market value adversely impacted if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of September 29, 2012, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available for sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of September 29, 2012.
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

Upon the expiration of our 2015 Warrants, Cadence will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $10.78 at that time. The following table shows the number of shares that Cadence would issue to 2015 Warrant counterparties at expiration of the warrants assuming various Cadence closing stock prices on the dates of warrant expiration:

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
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in Notes to Condensed Consolidated Financial Statements, and Note 10 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for an additional description of these investments. Our non-marketable investments had a carrying value of $9.3 million as of September 29, 2012, and $10.5 million as of December 31, 2011.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2012.
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
Based on their evaluation as of September 29, 2012, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For example, the IC and electronics systems industries experienced a significant downturn in 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2009, as compared to prior years. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010. Spending on EDA products and services grew moderately during the first three quarters of 2012.
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
Occasionally, our customers file for bankruptcy or request to modify license terms, but these events generally have not had a material impact on our business or operating results. If our customers experience adverse changes in their business, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products. If our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us, or at all, which may have a material negative effect on our business.

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

•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;

•	Intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price, or at all;

•	The combination of two or more of our EDA competitors or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually; and

•
Aggressive pricing competition by some of our competitors may cause us to lose our competitive position, which could result in lower revenues or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or hardware systems products.

We compete in EDA products and maintenance most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc. and Zuken Ltd., and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies. Synopsys recently acquired Magma Design Automation, Inc., EVE, SA and Springsoft, Inc. which will impact the competitive landscape of the industry. We expect that Synopsys’s integration of its acquired companies into its product offerings will result in increased competition, which could harm our business, results of operations or cash flows.
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
In a number of our completed acquisitions, we have agreed to make future payments, either in the form of employee bonuses or contingent purchase price payments based on the performance of the acquired businesses or the employees who joined us with the acquired businesses. We may continue to use contingent purchase price payments in connection with acquisitions in the future. The performance goals pursuant to which these future payments may be made generally relate to achievement by the acquired business, or by the employees who joined us with the acquired business of certain specified bookings, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired business, grants of incentive stock or options to employees of the acquired businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of material amounts of debt. These arrangements may impact our liquidity, financial position and results of operations.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during the three months ended September 29, 2012, and 58% during the three months ended October 1, 2011, a substantial portion of which is denominated in United States dollars. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, primarily the Japanese yen. The volatility of foreign currencies in certain regions, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and has continued to discuss these and other proposed accounting principles during the first three quarters of fiscal 2012. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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
We have significant operations outside the United States. As of September 29, 2012, approximately 50% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash balances and future United States operating cash flows are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.
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
We have a substantial level of debt. As of September 29, 2012, we had outstanding indebtedness with a principal balance of $494.7 million as follows:

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
We entered into separate warrant transactions concurrent with the issuance of the 2013 Notes. As of September 29, 2012, warrants for the purchase of approximately 6.8 million shares of Cadence’s common stock were outstanding at a strike price of $31.50 per share. We also entered into separate warrant transactions at the time of the issuance of the 2015 Notes for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share. These warrants will be settled in net shares. Therefore, upon expiration of the warrants we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If Cadence’s stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest to our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock.

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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended September 29, 2012 our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to September 29, 2012. As a result, the 2015 Notes are convertible into cash from September 30, 2012 through December 29, 2012 and we have classified our 2015 Notes as a current liability on our Condensed Consolidated Balance Sheet as of September 29, 2012. The 2013 Notes are not currently convertible.
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
If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of September 29, 2012. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. The following table sets forth the repurchases we made during the three months ended September 29, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 1, 2012 – August 4, 2012	6,402	$11.22	—	$814.4
August 5, 2012 – September 1, 2012	204,599	$12.55	—	$814.4
September 2, 2012 – September 29, 2012	32,429	$13.42	—	$814.4
Total	243,430	$12.64	—
 ______________________________

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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 25, 2012	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	October 25, 2012	By:	/s/ Geoffrey G. Ribar
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