Form 10-K
period 2012-12-29
CADENCE DESIGN SYSTEMS INC
filed 2013-02-21
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________.

Commission file number 0-15867
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2012 was 3,021,086,192.
On February 2, 2013, approximately 281,707,719 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.'s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

PART I.

Item 1. Business
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. These include, but are not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the "Proprietary Technology," "Competition," "Risk Factors," "Critical Accounting Estimates," "Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Liquidity and Capital Resources" sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings, for important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.

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

Overview

We develop solutions that our customers use to design increasingly small and complex integrated circuits, or ICs, and electronic devices. Our solutions are designed to help our customers reduce the time to bring an IC or electronic device to market and to reduce their design and development costs. Our offerings include software, two categories of intellectual property, or IP (commonly referred to as verification IP, or VIP, and Design IP), and hardware technology. We provide maintenance for our product offerings and provide engineering services related to methodology, education and hosted design solutions, which help our customers manage and accelerate their electronics product development processes.

Our customers include semiconductor and electronics systems companies that deliver a wide range of electronics products in a number of market segments such as mobile devices, communications, cloud and data center infrastructure, personal computers and other devices that connect to the Internet.

Corporate Information

We were organized as a Delaware corporation in June 1988. Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. We use our website at www.cadence.com to communicate important information about our company, including news releases and financial information. Our website permits investors to subscribe to e-mail notification alerts when we post new material information on our website. We also make available on our investor relations webpage, free of charge, copies of our SEC filings and submissions as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Information on our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

The Electronic Design Automation Industry and Our Business

The electronic design automation, or EDA, industry, including our business, is driven by our customers' response to end-user demand for electronic devices that are smaller, use less power and provide more functionality. To meet this demand, our customers design and develop new ICs and electronic devices using our products and services. Accordingly, our business depends on our customers' continued investment in new designs and products.

The markets our customers serve are sensitive to product price and the time it takes to bring the products to market. In order to be competitive and profitable in these markets, our customers demand high levels of productivity from their design teams, better predictability in shorter development schedules, high quality products and lower development costs. Semiconductor and electronics systems companies are responding to these challenges and users' demand for increased functionality and smaller devices by combining subsystems - such as radio frequency, or RF, wireless communication, signal processing, microprocessors and memory controllers - onto a single silicon chip, creating a system-on-chip, or SoC, or combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration has required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.

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

Significant issues that our customers face in creating their products include optimizing energy consumption, manufacturing microscopic circuitry, verifying device functionality, and achieving technical performance targets, all while meeting aggressive time-to-market and cost requirements. Providers of EDA solutions must deliver products that address these technical challenges while improving the productivity, predictability, reliability and profitability of the design processes and products of their customers.

Products and Product Strategy

Our products are engineered to improve our customers' design productivity and design quality by providing a comprehensive set of EDA solutions and a differentiated portfolio of Design IP and VIP. Product revenue includes fees from licenses to use our software and IP, and from sales and leases of our hardware products. See "Product Arrangements" below for a discussion of our license types.

We combine our products and technologies into categories related to major design activities:

•	Functional Verification, Hardware and IP;

•	Custom IC Design;

•	Digital IC Design;

•	System Interconnect Design; and

•	Design for Manufacturing, or DFM.

The major Cadence® design platforms are branded as Incisive® functional verification, Virtuoso® custom IC design, Encounter® digital IC design and Allegro® system interconnect design. Our functional verification offerings include VIP products and are supplemented by our Design IP offerings and our hardware offerings. In addition, we augment these platform product offerings with a set of DFM products that service both the digital and custom IC design flows.

The products and technologies included in these categories are combined with ready-to-use packages of technologies assembled from our broad portfolio of IP and other associated components that provide comprehensive solutions for low power, mixed signal and designs at smaller geometries referred to as advanced process nodes, as well as popular designs based on design IP owned and licensed by other companies such as ARM Holdings plc. These solutions are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and printed circuit board, or PCB, and IC package and SiP design.

Functional Verification, Hardware and IP

Functional Verification products are used by our customers to efficiently and effectively verify that the circuitry they have designed will perform as intended. Verification takes place before implementing or manufacturing the circuitry, significantly reducing the risk of discovering an error in the completed product. Our Functional Verification offerings are comprised of three major categories: Logic Verification, System Design and Verification, and Design IP.

Our Logic Verification offering consists of planning, testbench automation, simulation, property checking and environment capabilities within the Incisive functional verification platform. This offering enables our customers to coordinate verification activities across multiple teams and various specialists for rapid verification planning and closure.

Our System Design and Verification offerings consist of hardware-assisted verification that employs emulation and acceleration, including the Palladium® XP, Palladium and Xtreme® verification computing platforms, system-level design tools, accelerated VIP, estimation of SoC cost and performance and automation for hardware-software verification. In addition, this offering provides system power exploration, analysis and optimization. The QuickCycles® offering allows customers access to our simulation acceleration and emulation products, either on their secure intranet site or remotely over a high-speed, secure network connection.

Our Design IP offerings consist of pre-verified functional blocks, which customers integrate into their SoCs to accelerate the development process and to reduce the risk of errors in the design process. Cadence offers many types of Design IP, including controllers and physical interfaces, or PHYs, for standard protocols such as ethernet, peripheral component interconnect express, or PCI Express, dynamic RAM, and flash memory controllers. Cadence also offers a very broad range of VIP and memory models, which model the expected behavior of many industry standard protocols when used with verification solutions, and are complementary to our Design IP offerings.

Custom IC Design

Custom IC Design and Verification offerings are used by our customers to create schematic and physical representations of circuits down to the transistor level for analog, mixed-signal, custom digital, memory and RF designs. These representations are verified using simulation tools optimized for each type of design. The offering includes the environment, simulation, and IC layout capabilities within the Virtuoso custom design platform. Other tools in the Custom IC portfolio are used to prepare the designs for manufacturing.

Digital IC Design

Digital IC Design offerings are used by our customers to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (see the discussion under the Functional Verification, Hardware and IP section above). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified (see the discussion under the Design for Manufacturing section below). Our Digital IC offerings include two major categories: Logic Design and Physical Implementation.

Our Logic Design offering is comprised of logic synthesis, test and equivalence checking capabilities within the Encounter digital IC design platform, and is typically used by customers to create and verify designs in conjunction with our Functional Verification capabilities. This offering provides chip planning, design, verification and test technologies and services to customers. Logic Design capabilities are aggregated into solutions that address our customers' needs in areas such as low power and mixed signal designs.

Our Physical Implementation offering is included in the Encounter Digital IC Design platform. This offering is comprised of tools used near the end of the design process, including place and route, timing analysis, signal integrity, power analysis, extraction and physical verification capabilities. This offering enables customers to create a physical representation of logic models, analyze electrical and physical characteristics of a design and prepare a design for manufacturing. We have enhanced this offering to enable customers to address the technology challenges of the latest semiconductor advanced process nodes.

System Interconnect Design

Our System Interconnect Design offerings are used by our customers to develop printed circuit boards, or PCBs, and IC packages. The offerings include the following capabilities within the Allegro system interconnect design platform: PCB authoring and implementation, IC package / SiP signal and power integrity analysis, PCB library design management and collaboration. Certain offerings also include the simulation capability within the Virtuoso custom design platform. Advanced analysis tools were added through the acquisition of Sigrity, Inc., or Sigrity, during fiscal 2012. SigrityTM analysis tools have been integrated with our Allegro platform, enabling a comprehensive front-to-back flow for implementation and full signal and power integrity analysis for designs featuring high speed interface protocols. These offerings enable engineers who are responsible for the capture, layout and analysis of advanced PCB and IC packages to design high-performance electronic products across the domains of IC, IC package and PCB, to increase functional density and to manage design complexity while reducing cost and time-to-market. The need for compact, high performance mobile design with advanced serial interconnect is driving renewed growth and technology evolution for our PCB offering. For the mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is marketed worldwide through a network of resellers.

Design for Manufacturing

With the advent of silicon manufacturing technologies at advanced process nodes, our customers are concerned with the manufacturability and yield of their designs. The physical layout of each IC requires detailed analysis and optimization to ensure that the design can be manufactured in volume while performing as expected. Some of our DFM capabilities include electrical and physical lithography checking, chemical-mechanical polishing analysis and optimization, pattern matching, double patterning, and optical proximity checking.

Our primary focus in DFM is to address manufacturing effects as early in the product development process as possible. As a result, we have enhanced the DFM awareness of our core Encounter Digital IC and Virtuoso Custom IC product offerings. In addition to upstream integration of DFM technologies, we also offer standalone DFM products.

Third-Party Programs and Initiatives

In addition to our products, many customers use design tools that are provided by other EDA companies, as well as design IP available from multiple suppliers. We support the use of third-party design products and design IP through vehicles such as our Connections® program and through our participation in industry groups such as the Silicon Integration Initiative and Accellera System Initiative. We actively contribute to the development and deployment of EDA industry standards.

Technical Support and Maintenance

Customer service and support is critical to the adoption and successful use of our products. We provide our customers with technical support and maintenance to facilitate their use of our software, IP and hardware solutions.

Services

We offer a number of fee-based services, including engineering, methodology, education and hosted design solutions. These services may be sold separately or sold and performed in conjunction with the sale, lease or license of our products. During fiscal 2012, certain of our design services engineers were redeployed to internal research and development projects associated with our Design IP business, or to assist with pre-sales activities, and we expect to continue deploying these design services engineers for similar activities in 2013. Consequently, design services revenue is expected to decline during fiscal 2013, as compared to fiscal 2012.

As part of our services offerings we design advanced ICs and address industry design issues that may not be solved adequately by today's EDA technologies. This enables us to target and accelerate the development of new software technology and products to satisfy current and future design requirements.

We offer engineering services to collaborate with our customers in the design of complex ICs and the implementation of key design capabilities, including low power design, IC packaging and board design, functional verification, digital implementation, analog/mixed-signal design and system-level design. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, communications, military and aerospace and computing markets. These ICs range from digital SoCs, analog and RF designs to complex mixed-signal ICs.

In delivering methodology services, we leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to improve the productivity of our customers' engineering teams. Depending on the customers' projects and needs, we work with customers using outsourcing, consultative and collaborative offerings.

Our Hosted Design Solutions enable our engineering teams at one or more of our locations to assist our customers' teams located elsewhere in the world during the course of their design and engineering projects through a secure network infrastructure. They also enable us to deliver software-as-a-service to those customers who do not have their own infrastructure.

Our education services offerings can be customized and include training programs that are conducted via the internet or in a classroom setting. The content of these offerings ranges from the latest IC design techniques to methodologies for using the most recent features of our EDA products. The primary focus of education services is to accelerate our customers' path to productivity in the use of our products.

Product, Maintenance and Services Revenue

Revenue, and revenue as a percentage of total revenue, from our product, services and maintenance offerings for the last three fiscal years were as follows:

	2012		2011		2010
	(In millions, except percentages)
Product	$839.1	63%	$640.8	56%	$471.6	50%
Services	114.0	9%	116.7	10%	100.9	11%
Maintenance	373.3	28%	392.3	34%	363.5	39%
Total revenue	$1,326.4		$1,149.8		$936.0

For software arrangements, we generally recognize revenue ratably over the duration of the arrangement and such revenue is allocated between product and maintenance revenue. As the duration decreases, the percentage of the total contract value that is allocated to maintenance revenue decreases and the percentage allocated to product revenue increases. Combined, product and maintenance revenue increased during fiscal 2012, as compared to fiscal 2011. Maintenance revenue decreased on a standalone basis during fiscal 2012 as compared to fiscal 2011, primarily because of the increased allocation to product revenue resulting from the decline in the average duration of our time-based software license arrangements. For an additional description of our product, services and maintenance revenue, see the discussion under the heading "Results of Operations" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing and Sales

We generally market our products and provide services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for software products. Due to the complexity of many of our EDA products and the electronic design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, direct mail, trade shows, public relations and the internet. We selectively utilize value-added resellers to broaden our reach and reduce cost of sales. All OrCAD and selected Incisive products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.

Product Arrangements

We license software using three license types: term, subscription and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a term or subscription license, and customers who prefer to have the right to use the technology continuously without time restriction will choose a perpetual license. Customers who desire to use new software technology during the life of the contract will select a subscription license, which allows them limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license, which does not include the right to use new technology. Payment terms for term and subscription licenses generally provide for payments to be made in installments over the license period and payment terms for perpetual licenses generally are net 30 days.

Our hardware products are either sold or leased to our customers.

We generally license our Design IP under nonexclusive license agreements that provide usage rights for specific applications. Fees under these licenses are typically charged on a per-design basis.

For a further description of our license agreements, our hardware sale or lease agreements, revenue recognition policies and results of operations, please refer to the discussion under the heading "Critical Accounting Estimates" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

Our backlog was approximately $1.7 billion as of both December 29, 2012 and December 31, 2011. Our backlog as of December 29, 2012 consisted of fully executed arrangements with effective dates commencing no later than December 29, 2012 with revenue to be recognized thereafter, and included a variety of license types, generally including, but not limited to:

•	Licenses for software products and Design IP;

•	Maintenance on hardware and software products;

•	Bookings for the sale of hardware products that have expected delivery dates after December 29, 2012 and prior to March 30, 2013;

•	Leases of hardware products;

•	Licenses with payments that are outside our customary terms; and

•	The undelivered portion of engineering services contracts.

The substantial majority of our backlog consists of customer contracts for which product and maintenance revenue is deferred and recognized ratably over the contract life. Historically, we have not experienced significant cancellations of our contracts with customers. For engineering services contracts in backlog, completion dates are occasionally rescheduled, delaying revenue recognition under those contracts beyond the original anticipated completion date. Changes in customer license types or payment terms also can affect the timing of revenue recognition. During fiscal 2012, approximately 73% of our revenue came from backlog as of December 31, 2011. We expect approximately $1.0 billion, or approximately 70% of our fiscal 2013 revenue to come from arrangements that were in backlog as of December 29, 2012. The actual percentage of revenue coming from backlog during fiscal 2013 may change if our actual business levels in fiscal 2013 are different than our current expectations.

Revenue Seasonality

As a result of our ratable revenue model, our overall exposure to short term revenue seasonality has generally been reduced.

Research and Development

Our research and development expense was $454.1 million during fiscal 2012, $400.7 million during fiscal 2011 and $376.4 million during fiscal 2010.

The primary areas of our research and development include the following:

•	SoC design and verification;

•	High-performance IC packaging, SiP and PCB design;

•	System‑level modeling and verification and hardware/software co-verification; and

•	VIP and Design IP.

Our future performance depends largely on our ability to maintain and enhance our current product development and commercialization of newly developed products or capabilities, and to offer solutions that meet increasingly demanding productivity, quality, predictability and cost requirements. Our offerings must keep pace with our customers' technical developments, including the adoption of advanced process nodes, and industry standards.

Manufacturing and Software Distribution

We perform final assembly and testing of our hardware products at our headquarters in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual PCBs and custom ICs, and supply them for qualification and testing before their incorporation into the assembled product.

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

Competition

We compete in EDA software and hardware products most frequently with Synopsys, Inc., and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc. and Zuken Ltd., and many others offering "point solutions"), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. During fiscal 2012, Synopsys acquired Magma Design Automation, Inc., EVE SA and Springsoft Inc. We expect that Synopsys' integration of these companies into its product offerings will result in increased competitive pressures. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies. We generally compete on the basis of quality, product features, level of integration or compatibility with other tools, price and payment terms.

Certain competitive factors in the engineering services business differ from those of the products businesses. While we compete with other EDA companies in the engineering services business, our principal competitors include independent engineering service businesses. These companies vary in focus, geographic location, capability, cost structure and pricing. Business models of these companies range from services-only engineering work to delivery of completed ICs. Many of these companies are also customers, and therefore use our product offerings in the delivery of their services or products. While we still compete with these companies by focusing on the design of complex analog, digital and mixed-signal ICs and SoCs, we have moved certain of our design services engineers to our research and development activities to further enhance our growing portfolio of Design IP and to improve our competitive position in that scalable business.

International Operations

We have 49 sales offices, design centers and research and development facilities, approximately 60% of which are located outside of the United States. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For an additional description of our international operations, see the discussion under the heading "The effect of foreign exchange rate fluctuations may adversely impact our financial condition" under Item 1A, "Risk Factors" and Note 21 in the notes to consolidated financial statements.

Employees

As of December 29, 2012, we employed approximately 5,200 people.

Executive Officers of the Registrant

The following table provides information regarding our executive officers as of February 21, 2013:

Name	Age	Positions and Offices
Lip-Bu Tan	53	President, Chief Executive Officer and Director
Geoffrey G. Ribar	54	Senior Vice President and Chief Financial Officer
James J. Cowie	48	Senior Vice President, General Counsel and Secretary
Chi-Ping Hsu	57	Senior Vice President, Research and Development
Charlie Huang	49	Senior Vice President, Worldwide Field Operations
Martin N. Lund	45	Senior Vice President, Research and Development
Nimish H. Modi	50	Senior Vice President, Research and Development

Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

LIP-BU TAN has served as President and Chief Executive Officer of Cadence since January 2009. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan also serves as a director of Ambarella, Inc., Semiconductor Manufacturing International Corporation and SINA Corporation. Mr. Tan received an M.S. in nuclear engineering from the Massachusetts Institute of Technology, an MBA from the University of San Francisco, and a B.S. from Nanyang University in Singapore.

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

JAMES J. COWIE has served as Senior Vice President and General Counsel of Cadence since April 2008 and Secretary of Cadence since May 2008. From August 2000 to March 2008, Mr. Cowie held several positions at Cadence, most recently as Corporate Vice President - Business Development, Associate General Counsel and Assistant Secretary. Mr. Cowie holds a bachelor's degree in economics from Duke University and a J.D. from Stanford Law School.

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

CHARLIE HUANG has served as Senior Vice President, Worldwide Field Operations of Cadence since April 2011. From January 2009 to April 2011, Mr. Huang served as Senior Vice President and Chief Strategy Officer of Cadence. From April 2010 to April 2011, Mr. Huang also served as Chief of Staff. From April 2007 to January 2009, Mr. Huang served as Senior Vice President - Business Development of Cadence. Mr. Huang was General Partner at Telos Venture Partners, a Cadence-affiliated venture capital firm, from 2004 to 2005. From 2001 to March 2007, Mr. Huang held several positions at Cadence in engineering management and business development. Before joining Cadence, Mr. Huang co-founded and was Chief Executive Officer of CadMOS Design Technology, Inc., an EDA company that was acquired by Cadence in 2001. Mr. Huang holds a BSEE from Shanghai Jiao Tong University and a Ph.D. from Carnegie Mellon University.

MARTIN N. LUND has served a Senior Vice President, Research and Development of Cadence since March 2012. Prior to joining Cadence, from March 2000 to March 2012, Mr. Lund held several positions at Broadcom Corporation, most recently as Senior Vice President and General Manager of Broadcom's Network Switching Business. Mr. Lund holds a technical degree from Frederiksberg Technical College and Risø National Laboratory at the Technical University of Denmark.

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

Item 1A. Risk Factors

Our business faces many risks. Described below under the headings "Risks Related to Our Business" and "Risks Related to Our Securities and Indebtedness" are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.

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
For example, the IC and electronics systems industries experienced a significant downturn in 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries' and their customers' products. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2009, as compared to prior years. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010 and early reports indicate that semiconductor industry revenue during 2012 was slightly lower than 2011. Spending on EDA products and services grew moderately during fiscal 2012.

While spending on EDA products and services has grown in recent years, the outlook for the semiconductor industry for 2013 is uncertain and may result in a decrease in spending on EDA products and services.
While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers' businesses, reducing the number of new chip designs, their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, or consolidation among our customers could also adversely affect our ability to grow our business. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor industry revenues do not grow, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our ratable license mix.
Our failure to respond quickly to technological developments or customers' increasing technological requirements could make our products uncompetitive and obsolete.
The industries in which we compete experience rapid technology developments, changes in industry standards and customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing the following trends:

•
Changes in the design and manufacturing of ICs, including migration to advanced process nodes and the introduction of three dimensional transistors, such as fin-based, multigate transistors, or FinFETs, present major challenges to the semiconductor industry, particularly in IC design, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced process nodes, the industry must adapt to more complex physics and manufacturing challenges such as the need to draw features on silicon that are many times smaller than the wavelength of light used to draw the features via lithography. Models of each component's electrical properties and behavior also become more complex as do requisite analysis, design, verification and manufacturing capabilities. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges.

•
The challenges of advanced node design are leading some customers to work with more mature, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows.

•
The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC.

•
With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs or SoCs. The unavailability of a broad range of high-quality design IP (including our own) that can be reliably incorporated into a customer's design with our software products and services could lead to reduced demand for our products and services.

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
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. Our hardware platforms must be enhanced periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A rapid transition to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.

Warrant transactions associated with our convertible notes will, in certain circumstances, dilute the ownership interests of existing stockholders.
At the time of issuance of our convertible notes due in 2015, we entered into separate warrant transactions for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. At the time of issuance of our convertible noes due 2013, we also entered into separate warrant transactions, and warrants are currently outstanding to purchase approximately 6.8 million shares of our common stock at a strike price of $31.50 per share. These warrants will be settled in net shares. Therefore, upon expiration of the warrants we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If our stock price is above the warrants' strike price upon expiration of the warrants, the warrants will dilute the ownership interest to our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. Additional risk factors related to our indebtedness are described below under "Risks Related to Our Securities and Indebtedness."

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

•	Changes in our forecasted bookings, revenue or earnings estimates;

•	Market conditions in the IC, electronics systems and semiconductor industries;

•	Announcements of a restructuring plan;

•	Changes in management;

•	A gain or loss of a significant customer or market segment share;

•	Material litigation; and

•	Announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
In addition, equity markets in general, and the equities of technology companies in particular, have experienced extreme price and volume fluctuations. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our hardware products.
We have recorded net losses in the past and may record net losses in the future. Various factors affect our operating results and some of them are not within our control. Our operating results for any period are affected by the timing of revenue recognition, particularly for our hardware products.
A substantial portion of the product revenue related to our hardware business is recognized upon delivery. Revenue related to our hardware business is inherently difficult to predict, because sales of our hardware products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers and our customers' willingness to expend capital to deploy our hardware in those projects. Therefore, our hardware sales may be delayed or may decrease if our customers delay or cancel projects because their capital spending is constrained. Moreover, the verification hardware market is highly competitive, and our customers may choose to purchase a competitor's verification hardware product based on cost, performance or other factors. These factors may result in lower hardware revenue, which would have an adverse effect on our business, results of operations or cash flows. Additionally, our forecasted revenue results are based, in part, on our expectations of hardware to be delivered in a particular quarter. Since revenue related to our hardware business is generally recognized upon delivery, changes in hardware bookings or deliveries relative to expectations will have a more immediate impact on our revenue than do changes in software or services bookings, for which revenue is generally recognized over time.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see "Critical Accounting Estimates" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.
You should not view our historical results of operations as reliable indicators of our future performance. If our revenue, operating results or business outlook for future periods fall short of the levels expected by us, securities analysts or investors, the trading price of our common stock could decline.
We depend on sole suppliers for certain hardware components, making us vulnerable to supply disruption and price fluctuation.
We depend on sole suppliers for certain hardware components. Our reliance on sole suppliers could result in product delivery problems and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply disruption could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% during fiscal 2012, 57% during fiscal 2011 and 59% during fiscal 2010. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the United States or US dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the US dollar, it takes more of the foreign currency to purchase the same amount of US dollars than before the change. If we price our products and services in the foreign currency, we receive fewer US dollars than we did before the change. If we price our products and services in US dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the US dollar, it takes more US dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may hurt our results of operations as expressed in US dollars.
Litigation could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 3, "Legal Proceedings" and Note 15 in the notes to consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management's time and attention from our business, which could have a material adverse effect on our revenues and operating results.

Our future revenue is dependent in part upon our installed customer base continuing to license or buy additional products and purchase additional services.
Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Our customers, many of which are large semiconductor and systems companies, often have significant bargaining power in negotiations with us. Mergers or acquisitions of our customers can reduce the total level of purchases of our software and services, and in some cases, increase customers' bargaining power in negotiations with their suppliers, including us.

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

We compete in the EDA market most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc. and Zuken Ltd. and many others offering "point solutions"), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies. During fiscal 2012, Synopsys acquired Magma Design Automation, Inc., EVE SA and Springsoft, Inc. We expect that Synopsys' integration of these companies into its product offerings will result in increased competitive pressures that could harm our business, results of operations or cash flows.
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
A significant amount of our revenue is derived from our international operations and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•	The adoption or expansion of government trade restrictions, including tariffs and other trade barriers;

•	Limitations on repatriation of earnings;

•	Limitations on the conversion of foreign currencies;

•	Reduced protection of intellectual property rights in some countries;

•	Performance of national economies;

•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements;

•	Inability to continue to offer competitive compensation in certain growing regions; and

•	United States' and other governments' licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.
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
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and in other locations where we maintain facilities. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected. To attract, retain and motivate individuals with the requisite expertise, we may be required to grant large numbers of stock options or other stock-based incentive awards, which may be dilutive to existing stockholders and increase compensation expense, and pay significant base salaries and cash bonuses, which could harm our operating results. The high cost of training new employees, not fully utilizing these employees, or losing trained employees to competing employers could also reduce our operating margins and harm our business or operating results.
In addition, applicable rules and regulations require stockholder approval for new equity compensation plans and significant amendments to existing equity compensation plans (including increases in shares available for issuance under such plans), and prohibit publicly-traded companies from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions. These rules and regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

We may not receive significant revenue from our current research and development efforts for several years, if at all.
Developing EDA products and IP and integrating acquired technology into existing platforms is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and improve our competitive position. However, we cannot ensure that we will receive significant, if any, revenue from these investments.
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
We have acquired and expect to acquire other companies and businesses in the future. While we expect to carefully analyze each potential acquisition before committing to the transaction, we may not consummate any particular transaction, but may nonetheless incur significant costs, or if a transaction is consummated, we may not be able to integrate and manage acquired products and businesses effectively or to integrate and retain key personnel from the acquired companies or businesses. In addition, acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:

•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;

•	The failure to retain key employees of the acquired business;

•	Difficulties in combining previously separate businesses into a single unit;

•	The substantial diversion of management's attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;

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
There are numerous EDA, VIP and design IP product-related patents. New patents are being issued at a rapid rate and are owned by EDA companies as well as entities and individuals outside the EDA industry, including parties whose income is primarily derived from infringement-related litigation. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer's rights.
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
Occasionally, our customers file for bankruptcy or request to modify license terms. If our customers experience adversity in their business, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products. For instance, if our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers' inability to fulfill payment obligations, in turn, may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us, or at all, which may have a material negative effect on our business.

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
The long sales cycle of our products and services may cause our operating results to fluctuate unexpectedly.
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
In addition, sales of our products and services have been and may in the future be delayed if customers delay approval or commencement of projects because of:

•	The timing of customers' competitive evaluation processes; or

•	Customers' budgetary constraints and budget cycles.
Long sales cycles for acceleration and emulation hardware products subject us to a number of significant risks over which we have limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results.
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply with significant changes.
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and has continued to discuss these and other proposed accounting principles during fiscal 2012. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
In addition, we may need to significantly change our accounting systems and processes if we are required to adopt the proposed changes in accounting principles noted above. The cost of these changes may negatively impact our results of operations during the periods of transition.

We have substantial cash requirements in the United States, but a significant portion of our cash is held and generated outside of the United States, and if our cash available in the United States and the cash available under our revolving credit facility is insufficient to meet our operating expenses and debt repayment obligations in the United States, then we may be required to raise cash in ways that could negatively affect our financial condition, results of operations and the market price of our common stock.
We have significant operations outside the United States. As of December 29, 2012, approximately 50% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash, cash equivalents and short-term investments balances, future United States operating cash flows and cash available under our revolving credit facility, are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources which could negatively impact our results of operations, financial position and the market price of our common stock.
The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
Our investments include various money market funds and marketable debt securities such as corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising United States government debt level may cause a decrease in the purchasing power of the United States dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.

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
In recent fiscal years, we have initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. The only remaining activities in our restructuring plans relate to facilities vacated as part of these plans. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or our ability to attract highly skilled employees. Our competitors may also seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.
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
We have a substantial level of debt, and we currently have the ability to borrow an additional $250 million under a credit facility. As of December 29, 2012, we had outstanding indebtedness with a principal balance of $494.7 million as follows:

•	$350.0 million related to our 2.625% cash convertible senior notes due 2015, or our 2015 Notes;

•	$144.5 million related to our 1.500% convertible senior notes due December 15, 2013, or our 2013 Notes; and

•	$0.2 million related to our zero coupon zero yield senior convertible notes due 2023, or our 2023 Notes.
The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described above;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Impose additional operating or financial covenants on us;

•	Limit our flexibility in planning for or reacting to changes in our business; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

We have entered into a $250 million five-year senior secured revolving credit facility. As of December 29, 2012, we do not have any borrowings outstanding under the credit facility, but we may draw down on the facility in the future to finance working capital, capital expenditures, mergers and acquisitions and other business purposes, which would increase our indebtedness. Any outstanding loans drawn under this agreement are payable on or before December 12, 2017. We have the option to increase the maximum borrowings on our credit facility up to an additional $150 million if our lenders approve our request. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens and make certain investments, complete acquisitions, dispose of certain assets and make certain payments, including dividends. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. These financial covenants could limit our flexibility in conducting our business, and any borrowings outstanding under the credit facility could be accelerated if we fail to comply with these covenants.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any other indebtedness as well. Additionally, in the event of a default, certain assets that secure the borrowings could be seized by our lenders, which could adversely impact our ability to operate.
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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended December 29, 2012 our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to December 29, 2012. As a result, the 2015 Notes are convertible into cash from December 30, 2012 through March 30, 2013 and we have classified our 2015 Notes as a current liability on our consolidated balance sheet as of December 29, 2012. The 2013 Notes are not currently convertible.
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
Under the terms of the 2013 Notes and the 2015 Notes, we may be required to repurchase the 2013 Notes and the 2015 Notes following a "fundamental change" in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the 2013 Notes and the 2015 Notes. The repurchase price for the 2013 Notes and the 2015 Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company. Payment of the notes prior to their scheduled maturities could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.
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
If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of December 29, 2012. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of December 29, 2012, the total square footage of our owned buildings was approximately 965,000.

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
On April 23, 2012, the United States District Court entered final approval of the settlements of our then-pending derivative and securities litigation, and dismissed those lawsuits. See Note 15 in the notes to consolidated financial statements for an additional description of our legal proceedings and these settlements.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As described in Note 3 of the notes to consolidated financial statements, our revolving credit facility restricts certain payments, including dividends. As of February 2, 2013, we had approximately 795 registered stockholders and approximately 38,483 beneficial owners of our common stock.

The following table sets forth the high and low sales prices for Cadence common stock for each fiscal quarter in the two-year period ended December 29, 2012:

2012	High	Low
Fourth Quarter	$13.61	$11.61
Third Quarter	13.79	10.83
Second Quarter	12.16	9.73
First Quarter	12.60	9.84

2011
Fourth Quarter	$11.72	$8.71
Third Quarter	10.86	8.09
Second Quarter	11.07	8.96
First Quarter	10.28	8.20

Stockholder Return Performance Graphs

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 29, 2007 and tracks it through December 29, 2012.

	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012

Cadence Design Systems, Inc.	100.00	22.55	35.17	48.50	61.07	78.92
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
S&P 400 Information Technology	100.00	54.60	82.76	108.11	95.48	109.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance

The following graph compares the cumulative 4-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on January 3, 2009 and tracks it through December 29, 2012.

	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012

Cadence Design Systems, Inc.	100.00	155.99	215.10	270.83	350.00
NASDAQ Composite	100.00	139.32	164.84	167.06	187.66
S&P 400 Information Technology	100.00	151.58	198.02	174.88	201.26

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. As described in Note 3 to our consolidated financial statements, our revolving credit facility restricts certain payments, including share repurchases. We did not repurchase any shares under these repurchase programs during fiscal 2012, and $814.4 million remains under our repurchase authorizations as of December 29, 2012.
The following table presents repurchases and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 29, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
September 30, 2012 – November 3, 2012	9,050	$12.67	—	$814.4
November 4, 2012 – December 1, 2012	138,294	$12.78	—	$814.4
December 2, 2012 – December 29, 2012	4,272	$13.40	—	$814.4
Total	151,616	$12.79	—
_________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 6. Selected Financial Data-Unaudited

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. The notes below the table are provided for comparability purposes due to adoptions of accounting pronouncements on a prospective basis from the date of adoption or to describe significant transactions that may not occur frequently.

	Five fiscal years ended December 29, 2012
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Revenue(1)	$1,326.4	$1,149.8	$936.0	$852.6	$1,038.6
Income (loss) from operations (1) (2) (3)	211.7	120.4	(29.0)	(123.6)	(1,573.3)
Net income (loss) (1) (2) (3) (4)	439.9	72.2	126.5	(149.9)	(1,856.7)
Net income (loss) per share-assuming dilution (1) (2) (3) (4)	1.57	0.27	0.48	(0.58)	(7.30)
Total assets (2)	2,287.0	1,761.3	1,732.1	1,410.6	1,679.9
Convertible notes	447.0	426.0	549.7	436.0	416.6
Stockholders' equity (2)	915.2	411.1	276.7	108.4	186.7
_________________

(1) We adopted new revenue recognition accounting standards on January 2, 2011 for revenue arrangements that include both hardware and software elements. For an additional description of our revenue recognition, see Note 2 in the notes to consolidated financial statements.

(2) During fiscal 2008, we recorded a $1,317.2 million impairment of goodwill, a $47.1 million impairment of intangible and tangible assets and a $326.0 million valuation allowance against our deferred tax assets.

(3) During fiscal 2010, we recorded a $147.9 million benefit for income taxes due to the effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002. We also recognized a $66.7 million benefit for income taxes due to the release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with our acquisition of Denali Software, Inc., or Denali.

(4) During fiscal 2012, we recorded a $219.6 million benefit for income taxes due to the release of a substantial portion of the remaining United States deferred tax asset valuation allowance and a $36.7 million benefit for income taxes due to the effective settlement of State of California Franchise Tax Board examination of our California income tax returns for the tax years 2001 through 2003. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with Part I, Item 1A, "Risk Factors." Please refer to the cautionary language at the beginning of Part I of this Annual Report on Form 10-K regarding forward-looking statements.

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

Substantially all of our revenue is generated from semiconductor and electronics systems manufacturers and designers and is dependent upon their commencement of new design projects. As a result, our revenue is significantly influenced by our customers' business outlook and investment in the introduction of new products and the improvement of existing products.

We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the heading "Results of Operations" and "Liquidity and Capital Resources."

Critical Accounting Estimates

In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income (loss) and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. We believe that the assumptions, judgments and estimates involved in the accounting for income taxes, revenue recognition, allowance for doubtful accounts, business combinations, intangible asset and goodwill impairments and fair value of financial instruments have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 in the notes to consolidated financial statements.

Accounting for Income Taxes

We provide for the effect of income taxes in our consolidated financial statements using the asset and liability method. We also apply a two-step approach to determine the financial statement recognition and measurement of uncertain tax positions.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this judgment, we must make predictions of the amount and category of taxable income from various sources and weigh all available positive and negative evidence about these possible sources of taxable income. We give greater weight to evidence that can be objectively verified. For the year ended December 29, 2012, we judged that our history of operating profits in the United States, and our expectations of future profits, considering our software ratable revenue recognition model and ending backlog of revenue as of December 29, 2012 were sufficient positive evidence to release a significant portion of the valuation allowance against our United States deferred tax assets. However, if in the future, we determine that we no longer meet the realization threshold for some or all of our deferred tax assets then we would need to establish a valuation allowance that could result in a material provision for income taxes in the period such determination is made. For an additional description of the valuation allowance, see Note 6 in the notes to consolidated financial statements.

We only recognize the tax benefit of an income tax position if we judge that it is more likely than not that the tax position will be sustained, solely on its technical merits, in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If we judge that an income tax position meets this recognition threshold, then we must measure the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% cumulative probability of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine when a tax position is effectively settled, we must estimate the likelihood that a taxing authority would re-review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements or for other reasons. In addition, we are required by the IRS to disclose uncertain tax positions taken on our federal tax returns. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. For the year ended December 29, 2012, we made the judgment that we had effectively settled certain tax positions related to the State of California Franchise Tax Board, or the FTB, examination of our California tax returns for the 2001 through 2003 tax years that resulted in the recognition of a tax benefit. For additional descriptions of our effective settlements, see Note 6 in the notes to consolidated financial statements.

Revenue Recognition

We begin to recognize revenue when all of the following criteria are met:

•	We have persuasive evidence of an arrangement with a customer;

•	Delivery has occurred;

•	The fee for the arrangement is considered to be fixed or determinable at the outset of the arrangement; and

•	Collectibility of the fee is probable.

Significant judgment is involved in the determination of whether the facts and circumstances of an arrangement support that the fee for the arrangement is considered to be fixed or determinable and that collectibility of the fee is probable, and these judgments can affect the amount of revenue that we recognize in a particular reporting period. We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Our experience has been that we are able to determine whether a fee is fixed or determinable, and we have established a history of collecting under contracts for which the fee has been assessed as fixed or determinable without providing concessions on payments, products or services.

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

Generally, we are able to estimate whether collection is probable, but significant judgment is applied as we assess the creditworthiness of our customers to make this determination. If our experience were to change, it could have a material adverse effect on our results of operations. If, in our judgment, collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which is generally upon receipt of cash payment.

In general, revenue for product and maintenance associated with term and subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. The allocation of revenue to maintenance is based on a percentage of the total contract value, as determined by the length of the contract. In general, product revenue associated with term and perpetual licenses where vendor specific objective evidence, or VSOE, exists for the undelivered maintenance is recognized up-front, upon the later of the effective date of the arrangement or delivery of the software product, provided all other conditions for revenue recognition have been met, and maintenance revenue is recognized ratably over the maintenance term. A relatively small percentage of our revenue from software licenses is recognized on an up-front basis.
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

Revenue from services contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. If a service contract is considered to be part of a multiple element arrangement, or MEA, that includes a software contract, revenue is generally recognized ratably over the duration of the software contract. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage of completion based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.

If a group of contracts is so closely related that they are, in effect, part of a single arrangement, such arrangements are deemed to be an MEA. We exercise significant judgment to evaluate the relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Our judgments about whether a group of contracts is an MEA can affect the timing of revenue recognition under those contracts, which could have an effect on our results of operations for the periods involved. For example, a term or perpetual license agreement that would otherwise result in up-front revenue upon delivery may be deemed part of an MEA when it is executed within close proximity, or in contemplation of, other license agreements that require ratable revenue recognition with the same customer, in which event all the revenue is recognized over the longest term of any component of the MEA instead of up-front.

For an MEA that includes software and nonsoftware elements, we allocate consideration to all software elements as a group and all nonsoftware elements based on their relative standalone selling prices. Revenue allocated to each deliverable is then recognized when all four criteria are met. In these circumstances, there is a hierarchy to determine the standalone selling price to be used for allocating consideration to the deliverables as follows:

•Vendor-specific objective evidence of fair value, or VSOE;
•Third-party evidence of selling price, or TPE; and
•Best estimate of the selling price, or BESP.

We calculate the BESP of our hardware products based on our pricing practices, including the historical average prices charged for comparable hardware products, because VSOE or TPE cannot be established. Our process for determining BESP for our software deliverables without VSOE or TPE takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the BESPs include prices charged by us for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing BESPs, we may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives. We exercise significant judgment to evaluate the relevant facts and circumstances in calculating the BESP of the deliverables in our arrangements.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. This allowance is based on our assessment of the creditworthiness of our customers, historical experience and the overall economic climate of the industries that we serve. While we believe that our allowance for doubtful accounts is adequate, we continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding our ability to collect from our customers. Changes in circumstances, such as an unexpected change in a customer's ability to meet its financial obligation to us or a customer's payment trends, or a downward trend in the volume of business in the semiconductor sector, are hard to predict and may require us to adjust our estimates of the recoverability of amounts due to us. These changes could have a material adverse effect on our business, financial condition and operating results.

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

Intangible Asset and Goodwill Impairments

We assess the impairment of long-lived assets, including certain intangibles, whenever events or changes in circumstances indicate that we will not be able to recover an asset group's carrying amount. Recoverability of an asset group is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset group, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds its fair market value. Significant management judgment is required in:

•	Identifying a triggering event that arises from a change in circumstances;

•	Forecasting future operating results; and

•	Estimating the proceeds, if any, from the disposition of long-lived or intangible asset group.

We test goodwill for impairment annually, or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The test is performed at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated and if the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss.

We completed our annual goodwill impairment test during the third quarter of fiscal 2012 and determined that the fair value of our single reporting unit substantially exceeded the carrying amount of our net assets and that no impairment existed.

Fair Value of Financial Instruments
On a quarterly basis, we measure at fair value certain financial assets and liabilities, including the hedge and embedded conversion derivative associated with the 2.625% Cash Convertible Senior Notes Due 2015.
Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets;

•
Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

While we believe the observable inputs we use to measure the assets and liabilities included in Level 2 and the unobservable inputs we use to measure the assets and liabilities included in Level 3 are reasonable, different inputs or estimates may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations. For an additional description of our fair value measurements see Note 8 in the notes to consolidated financial statements.

Results of Operations

Financial results for fiscal 2012, as compared to fiscal 2011 and fiscal 2010, reflect the following:

•
An increase in the aggregate amount of our product and maintenance revenue, primarily because of a general increase in the annualized values of software contracts with our customers and an increase in the sale and lease of our hardware products;

•	An increase in the cost of hardware products sold, primarily during fiscal 2011, as compared to fiscal 2010, driven by increases in the sale and lease of our hardware products;

•
An increase in employee-related costs, primarily consisting of costs related to hiring additional employees during fiscal 2012 and incremental costs related to employees added from our acquisition of Sigrity, Inc., or Sigrity, during fiscal 2012 and employees added from our fiscal 2011 acquisitions;

•	An increase in variable compensation due to increased revenue, bookings and operating performance;

•
Net recoveries of amounts in our allowance for doubtful accounts recorded during fiscal 2010 and, to a lesser extent, fiscal 2011, from collection of certain receivables that had previously been reserved;

•	The agreements we reached in February 2011 to settle our derivative and securities litigation and the associated $15.8 million litigation charge we recorded during fiscal 2010; and

•	Benefits for income taxes in fiscal 2012 and 2010 related to the following:

•
During fiscal 2012, the release of the valuation allowance for a significant portion of our United States deferred tax assets based on our determination that it is more likely than not that we will realize these deferred tax assets in future periods and from the effective settlement of the California Franchise Tax Board, or FTB, examination of our tax returns for the 2001 through 2003 tax years; and

•
During fiscal 2010, the effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002 and the release of valuation allowance for our United States deferred tax assets that resulted from the increase in deferred tax liabilities from the intangible assets acquired with Denali during fiscal 2010.

Revenue
We primarily generate revenue from licensing our EDA software and IP, selling or leasing our hardware technology, providing maintenance for our software, IP and hardware and providing engineering services.

The timing of our product revenue is significantly affected by the mix of hardware and software products in the bookings executed in any given period and whether the revenue for such bookings is recognized over multiple periods or up-front, upon completion of delivery.

We seek to achieve a consistent mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and the remainder of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this bookings mix in any single fiscal quarter may be impacted by an increase in hardware sales beyond our current expectations, because product revenue for hardware sales is generally recognized up-front in the quarter in which delivery is completed.
Approximately 90% of the aggregate value of our bookings during fiscal 2012, 2011 and 2010 was of a type for which the revenue is recurring, or ratable, in nature.
We believe our reported revenue and the amount of revenue recognized in future periods will depend on, among other things, the:

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

Functional Verification, Hardware and IP: Products in this group, including the Incisive functional verification platform are used to verify that the high-level, logical representation of an IC design is functionally correct, and for verification at the system and SoC levels. Our emulation hardware products, VIP products, memory sub-system models, and Design IP products are also included in this product group.

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

System Interconnect Design: This product group consists of our PCB and IC package design products, including the Allegro and OrCAD products. The Allegro system interconnect design platform enables consistent co-design of interconnects across ICs, IC packages and PCBs, while the OrCAD line focuses on cost-effective, entry-level PCB solutions. The Sigrity signal and power integrity products we acquired during fiscal 2012 are included in this product group.

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

For an additional description of our current product strategy, see the discussion under the heading "Products and Product Strategy" under Part I, Item 1, "Business."

Revenue by Year
The following table shows our revenue for fiscal 2012, 2011 and 2010 and the change in revenue between years:

				Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(In millions, except percentages)
Product	$839.1	$640.8	$471.6	$198.3	31%	$169.2	36%
Services	114.0	116.7	100.9	(2.7)	(2)%	15.8	16%
Maintenance	373.3	392.3	363.5	(19.0)	(5)%	28.8	8%
Total revenue	$1,326.4	$1,149.8	$936.0	$176.6	15%	$213.8	23%
For software arrangements, we generally recognize revenue ratably over the duration of the arrangement and such revenue is allocated between product and maintenance revenue. As the duration decreases, the percentage of the total contract value that is allocated to maintenance revenue decreases and the percentage allocated to product revenue increases. Combined, product and maintenance revenue increased during fiscal 2012, as compared to fiscal 2011, primarily because of increased business levels, an increase in revenue related to the sale and lease of our hardware products and increased revenue recognized from bookings in prior periods. Maintenance revenue decreased on a standalone basis during fiscal 2012 as compared to fiscal 2011, primarily because of the increased allocation to product revenue due to the gradual decline in the average duration of our time-based software license arrangements over the last three years.
Product and maintenance revenue increased during fiscal 2011, as compared to fiscal 2010, due to reasons noted above and also due to the increase in revenue from the Denali business which we acquired in the second quarter of 2010. We expect the aggregate of product and maintenance revenue will increase during fiscal 2013 due to increases in the revenue from our software and IP products, partially offset by an expected decrease in revenue from our hardware products.

Services revenue decreased during fiscal 2012, as compared to fiscal 2011, primarily because certain of our design services engineers have been redeployed to internal research and development projects and to assist with pre-sales activities. Services revenue increased during fiscal 2011, as compared to fiscal 2010, primarily because of cash collections from customers on orders fulfilled in years prior to 2011 for which revenue was recognized in fiscal 2011 upon receipt of cash payment, and because of higher utilization rates for our services personnel.

We expect services revenue to decrease during fiscal 2013, as compared to fiscal 2012, as we expect certain of our design services engineers will continue to work on internal research and development projects, primarily related or our Design IP and VIP activities.
Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and services and other during fiscal 2012, 2011 and 2010:

	2012	2011	2010
Functional Verification, Hardware and IP	30%	30%	24%
Custom IC Design	23%	22%	26%
Digital IC Design	23%	22%	23%
System Interconnect Design	9%	9%	9%
Design for Manufacturing	6%	7%	7%
Services and other	9%	10%	11%
Total	100%	100%	100%
As described in Note 2 in the notes to consolidated financial statements, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
The changes in the percentage of revenue contributed by the Functional Verification, Hardware and IP product group are generally related to changes in revenue related to our hardware products.
Revenue by Geography

				Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(In millions, except percentages)
United States	$567.6	$489.4	$382.7	$78.2	16%	$106.7	28%
Other Americas	23.0	25.1	22.2	(2.1)	(8)%	2.9	13%
Europe, Middle East and Africa	262.4	234.9	207.2	27.5	12%	27.7	13%
Japan	218.7	204.4	165.2	14.3	7%	39.2	24%
Asia	254.7	196.0	158.7	58.7	30%	37.3	24%
Total revenue	$1,326.4	$1,149.8	$936.0	$176.6	15%	$213.8	23%
For the primary factors contributing to our increase in revenue across our geographies, see the general description under "Revenue by Period" above.
Revenue by Geography as a Percent of Total Revenue

	2012	2011	2010
United States	43%	43%	41%
Other Americas	2%	2%	2%
Europe, Middle East and Africa	20%	20%	22%
Japan	16%	18%	18%
Asia	19%	17%	17%
Total	100%	100%	100%
No one customer accounted for 10% or more of total revenue during fiscal 2012, 2011 or 2010.
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies, primarily the Japanese yen, and we recognize additional revenue from those contracts in periods when the United States dollar weakens in value against the Japanese yen and reduced revenue from those contracts in periods when the United States dollar strengthens against the Japanese yen. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk."

Cost of Revenue

				Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(In millions, except percentages)
Product	$73.4	$69.7	$31.4	$3.7	5%	$38.3	122%
Services	72.6	81.5	83.0	(8.9)	(11)%	(1.5)	(2)%
Maintenance	45.1	44.0	42.1	1.1	3%	1.9	5%
Total cost of revenue	$191.1	$195.2	$156.5	$(4.1)	(2)%	$38.7	25%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2012, 2011 and 2010:

	2012	2011	2010
Product	9%	11%	7%
Services	64%	70%	82%
Maintenance	12%	11%	12%
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
A summary of cost of product for fiscal 2012, 2011 and 2010 is as follows:

				Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(In millions, except percentages)
Product-related costs	$60.4	$59.2	$25.8	$1.2	2%	$33.4	129%
Amortization of acquired intangibles	13.0	10.5	5.6	2.5	24%	4.9	88%
Total cost of product	$73.4	$69.7	$31.4	$3.7	5%	$38.3	122%

The changes in cost of product were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Hardware costs	$0.5	$31.0
Amortization of acquired intangibles	2.5	4.9
Other individually insignificant items	0.7	2.4
	$3.7	$38.3

Hardware costs increased by $31.0 million during fiscal 2011, as compared to fiscal 2010, primarily due to an increase in hardware business. Amortization of acquired intangibles included in cost of product increased during fiscal 2012, as compared to fiscal 2011, and during fiscal 2011, as compared to fiscal 2010, primarily due to an increase in amortization of intangible assets associated with our acquisition of Sigrity during fiscal 2012, our fiscal 2011 acquisitions and our acquisition of Denali during fiscal 2010.
Cost of product depends primarily upon the mix of hardware and software product sales in any given period, and also depends upon the timing and extent to which we acquire intangible assets, acquire or license third-parties' intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology. For an additional description of our expected amortization of intangible assets, see Note 5 of the notes to consolidated financial statements.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services decreased by $8.9 million during fiscal 2012, as compared to fiscal 2011, primarily due to a decrease in employee salary, benefits and other employee-related costs. Certain of our design services engineers have been redeployed to internal research and development projects or to assist with pre-sales activities, resulting in lower cost of services expense. We expect to continue to deploy our services engineers on internal projects and pre-sales activities. There were no significant changes in cost of services during fiscal 2011, as compared to fiscal 2010.

Cost of Maintenance
Cost of maintenance includes the cost of our customer support services, such as telephone, online and on-site support, employee salary, benefits and other employee-related costs, amortization of acquired intangible assets and documentation of maintenance updates. There were no significant changes in cost of maintenance during fiscal 2012, as compared to fiscal 2011, and during fiscal 2011, as compared to fiscal 2010.
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to hiring, acquisitions, foreign exchange rates and the impact of our variable compensation programs, which are driven by overall operating results. Our employee salary and other compensation-related costs increased during fiscal 2012, as compared to fiscal 2011, and during fiscal 2011, as compared to fiscal 2010, primarily due to hiring additional employees for our research and development activities, the addition of employees from our acquisitions and higher variable compensation resulting from improved business levels.
We expect our operating expenses to increase during fiscal 2013, as compared to fiscal 2012 primarily due to expected hiring of research and development and sales personnel during fiscal 2013, the addition of employees in these areas throughout fiscal 2012 and from our acquisition of Sigrity.
Our operating expenses are denominated in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk."
Our operating expenses for fiscal 2012, 2011 and 2010 were as follows:

				Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(In millions, except percentages)
Marketing and sales	$342.3	$323.8	$305.6	$18.5	6%	$18.2	6%
Research and development	454.1	400.7	376.4	53.4	13%	24.3	6%
General and administrative	112.1	92.9	86.4	19.2	21%	6.5	8%
	$908.5	$817.4	$768.4	$91.1	11%	$49.0	6%

Our operating expenses, as a percentage of total revenue, for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Marketing and sales	26%	28%	33%
Research and development	34%	35%	40%
General and administrative	8%	8%	9%
Operating expenses	68%	71%	82%

Marketing and Sales
The changes in marketing and sales expense were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Salary, benefits and other employee-related costs	$18.4	$22.3
Marketing programs and events	0.1	(3.5)
Executive and other severance	(3.1)	2.5
Other individually insignificant items	3.1	(3.1)
	$18.5	$18.2
The increase in salary, benefits and other employee-related costs during fiscal 2012, as compared to fiscal 2011, and during fiscal 2011, as compared to fiscal 2010, is primarily due to higher variable compensation resulting from improved business levels, hiring additional employees and the addition of employees from our acquisitions.
We expect marketing and sales expense to increase in fiscal 2013, as compared to fiscal 2012, primarily due to expected hiring during fiscal 2013 and due to the addition of employees from our acquisition of Sigrity during fiscal 2012.
Research and Development

The changes in research and development expense were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Salary, benefits and other employee-related costs	$46.8	$23.8
Professional engineering services	5.1	—
Stock-based compensation	3.0	0.2
Facilities and other infrastructure costs	(0.4)	(3.4)
Executive and other severance	(2.2)	2.2
Other individually insignificant items	1.1	1.5
	$53.4	$24.3

The increase in salary, benefits and other employee-related costs during fiscal 2012, as compared to fiscal 2011, and during fiscal 2011, as compared to fiscal 2010, is primarily due to hiring additional employees for our research and development activities, the addition of employees through our acquisitions, costs associated with design services engineers redeployed to internal research and development projects and higher variable compensation resulting from improved business levels. Our research and development expenses also increased during fiscal 2012, as compared to fiscal 2011, due to an increase in professional engineering services costs related to the continuing development of our products and technologies.

We expect research and development expense to increase during fiscal 2013, as compared to fiscal 2012, primarily due to expected hiring for our research and development activities during fiscal 2013 and due to the addition of employees from our acquisition of Sigrity during fiscal 2012.

General and Administrative

The changes in general and administrative expense were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Salary, benefits and other employee-related costs	$8.7	$3.4
Net reductions in recoveries of allowance for doubtful accounts	6.8	9.9
Professional services	4.2	(2.4)
Stock-based compensation	1.5	(0.5)
Other individually insignificant items	(2.0)	(3.9)
	$19.2	$6.5
We recorded net recoveries of our allowance for doubtful accounts of $6.6 million during fiscal 2011 and $16.5 million during fiscal 2010 because we collected certain receivables that previously had been included in our allowance for doubtful accounts. These recoveries resulted in reductions in our general and administrative expense during fiscal 2011 and fiscal 2010 and, as a result, our general and administrative expense increased for fiscal 2012 and fiscal 2011. We had previously recorded reserves for certain customers based on changes in our assessment of collectibility for those customers. The principal factor for the assessment at that time was a general deterioration of economic conditions having a significant impact on certain customers. These customers' business prospects eventually improved, and we were able to collect the majority of those receivables that had previously been reserved, resulting in recoveries of previously reserved bad debts.
Stock-based Compensation
Stock-based compensation expense is recorded within the various components of our costs and expenses. Stock-based compensation expense increased $4.0 million during fiscal 2012, as compared to fiscal 2011, because of an increase in restricted stock outstanding and higher grant date fair values. Stock-based compensation did not change significantly during fiscal 2011 as compared to fiscal 2010.

We expect stock-based compensation to increase during fiscal 2013, as compared to fiscal 2012, because we expect that new awards granted during fiscal 2013 will have higher grant date fair values compared to grants made in previous years.
Amortization of Acquired Intangibles

				Change
	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
	(In millions, except percentages)
Amortization of acquired intangibles	$15.1	$16.5	$14.2	$(1.4)	(8)%	$2.3	16%

The changes in amortization of acquired intangibles were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Increase due to additions of acquired intangibles	$0.6	$4.4
Decrease due to completed amortization of acquired intangibles	(2.0)	(2.1)
	$(1.4)	$2.3

Restructuring and Other Charges

We have initiated various restructuring plans in the past, with the most recent taking place during fiscal 2010. For an additional description of these restructuring plans, see Note 16 in the notes to consolidated financial statements.

Because the restructuring charges and related benefits are derived from management's estimates made during the formulation of the restructuring plans, based on then-currently available information, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Demand for our products and services and, ultimately, our future financial performance, is difficult to predict with any degree of certainty. Accordingly, additional actions, including further restructuring of our operations, may be required in the future.

The following table presents restructuring and other charges for our restructuring plans:

	Severance and Benefits	Excess Facilities	Other	Total
	(In millions)
Fiscal 2012	$—	$0.1	$—	$0.1
Fiscal 2011	(0.9)	1.3	—	0.4
Fiscal 2010	5.2	1.2	3.8	10.2

Restructuring and other charges recorded during fiscal 2010 consisted primarily of costs for severance and termination benefits related to our restructuring plans. Restructuring and other charges (credits) recorded during fiscal 2012 and 2011 consisted primarily of adjustments to previous estimates of restructuring liabilities.

Litigation Charges

In February 2011, we agreed to settle our pending derivative and securities litigation. Accordingly, we recorded litigation charges of $15.8 million in our fiscal 2010 operating results. For an additional description of our legal proceedings and this settlement, see Note 15 in the notes to consolidated financial statements.

Interest Expense

	2012	2011	2010
	(In millions)
Contractual cash interest expense:
2011 Notes	$—	$2.0	$2.7
2013 Notes	2.1	2.1	2.9
2015 Notes	9.2	9.2	5.0
Amortization of debt discount:
2011 Notes	—	6.8	8.6
2013 Notes	6.3	5.9	7.5
2015 Notes	14.8	13.7	7.0
Amortization of deferred financing costs:
2011 Notes	—	0.7	0.8
2013 Notes	0.4	0.4	0.5
2015 Notes	1.9	1.9	0.9
Other	—	0.3	0.4
Total interest expense	$34.7	$43.0	$36.3
Other Income, Net

	2012	2011	2010
	(In millions)
Interest income	$1.5	$1.3	$1.2
Gains on sale of marketable debt and equity securities, net	0.1	8.0	0.1
Gains on sale of non-marketable equity investments	2.9	8.3	4.9
Loss on early extinguishment of debt	—	—	(5.7)
Gains (losses) on securities in Cadence's non-qualified deferred compensation trust	4.5	(0.5)	2.6
Gains on foreign exchange	3.3	0.7	0.4
Write-down of non-marketable investments	(1.1)	—	(1.5)
Other income, net	0.1	0.3	0.5
Total other income, net	$11.3	$18.1	$2.5

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In millions, except percentages)
Provision (benefit) for income taxes	$(251.7)	$23.2	$(189.3)
Effective tax rate	(133.7)%	24.3%	301.6%

Our benefit for income taxes for fiscal 2012 primarily consisted of the following:

•	Tax benefit from the release of year-end valuation allowance of $219.6 million against our United States deferred tax assets;

•	Tax benefit of $36.7 million from the effective settlement of the State of California FTB's examination of our tax returns from 2001 through 2003;

•
Tax benefit from the release of $14.8 million of valuation allowance against our United States deferred tax assets due to the acquisition of intangible assets held by Sigrity during fiscal 2012, partially offset by;

•	Tax expense related to certain of our foreign subsidiaries; and

•	Excess tax benefit from employee stock compensation that was allocated to equity.
Our release of the valuation allowance was based on our determination that the magnitude and history of our United States income, our achievement of a consistent multi-year history with approximately 90% of the aggregate value of our bookings being of a type for which revenue is recurring, or ratable, in nature, and our ending backlog of future revenue for the year ended December 29, 2012 provided us an objective source of future revenues that allowed us to more heavily weigh our projections of future income and collectively provided us with sufficient positive evidence that it is more likely than not that we will realize a significant amount of our United States deferred tax assets. We maintained a valuation allowance of $74.3 million on certain of our deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that we considered uncertain.

Our fiscal 2011 provision for income taxes is primarily related to $11.4 million of tax expense on certain of our foreign subsidiaries, $5.4 million of excess tax benefits from employee stock compensation that were allocated to stockholders' equity, and $4.1 million of interest expense on unrecognized tax benefits that was partially offset by $5.0 million of tax benefit from the release of valuation allowance due to the recognition of deferred tax liabilities resulting from a fiscal 2011 business combination.

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
The American Taxpayer Relief Act of 2012, enacted in January 2013, retroactively extended the United States federal research tax credit from January 1, 2012 through December 31, 2013. We expect to recognize a period-specific tax benefit of approximately $5.8 million for the fiscal 2012 federal research tax credit during our first quarter of fiscal 2013. We may also recognize an additional period-specific tax benefit of approximately $33.7 million during the first quarter of fiscal 2013 related to uncertain tax positions recorded in a prior business combination.
For further discussion regarding our income taxes, including the status of examinations by tax authorities and considerations related to the establishment or release of valuation allowance, see Note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of			Change
	December 29, 2012	December 31, 2011	January 1, 2011	2012 vs. 2011	2011 vs. 2010
	(In millions)
Cash, cash equivalents and short-term investments	$827.1	$604.6	$570.1	$222.5	$34.5
Net working capital	$174.0	$48.6	$181.9	$125.4	$(133.3)
Cash, Cash Equivalents and Short-term Investments
As of December 29, 2012, our principal sources of liquidity consisted of $827.1 million of cash, cash equivalents and short-term investments, as compared to $604.6 million as of December 31, 2011.
During fiscal 2012, we began to maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of December 29, 2012. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part I, Item 1A, "Risk Factors."
Our primary source of cash, cash equivalents and short-term investments during fiscal 2012 and 2011 was customer payments for products, maintenance and services. We also received cash from stock purchases under our ESPP and from the exercise of stock options.
Our primary use of cash, cash equivalents and short-term investments during fiscal 2012 and 2011 was payments relating to salaries, benefits, other employee-related costs and other operating expenses. During fiscal 2012 and 2011 we used cash for our acquisitions, including our acquisition of Sigrity during fiscal 2012, and to purchase property, plant and equipment. During fiscal 2011, we also used cash to pay the remaining balance on our 2011 Notes, and to pay amounts related to the settlement of our securities and derivative litigation.
Approximately 50% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of December 29, 2012. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes, including the unrecognized tax liability for indefinitely reinvested foreign earnings, see Note 6 in the notes to consolidated financial statements.
On December 12, 2012, we entered into a $250 million five-year senior secured revolving credit facility. Borrowings under the credit facility may be used to finance working capital, capital expenditures, acquisitions and other business purposes. Any outstanding loans drawn under the credit facility are payable on or before December 12, 2017. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make certain investments, dispose of certain assets and make certain payments. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. For an additional description of this revolving credit facility see Note 3 in the notes to consolidated financial statements.
As of December 29, 2012, we had no outstanding balance on the credit facility.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations, and cash available under our revolving credit facility will be sufficient to meet our working capital, other capital and liquidity requirements for at least the next 12 months.

Net Working Capital
The changes in net working capital were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Increase in cash and cash equivalents	$124.8	$44.2
Increase (decrease) in short-term investments	97.7	(9.7)
Increase (decrease) in prepaid expenses and other	62.8	(14.1)
Decrease (increase) in current portion of deferred revenue	44.6	(3.0)
(Increase) decrease in accounts payable and accrued liabilities	(5.5)	51.1
(Decrease) increase in inventories	(7.1)	4.2
Decrease in receivables, net	(39.0)	(55.1)
Increase in current portion of convertible notes	(153.0)	(150.8)
Other individually insignificant items	0.1	(0.1)
	$125.4	$(133.3)
The increase in prepaid expenses and other is primarily due to increases in prepaid income taxes. The increase in the current portion of convertible notes is due to the shift of the 2013 convertible notes, which mature in December 2013, from a long-term liability to a current liability. The decrease in deferred revenue and the decrease in accounts receivable result from closer alignment between the timing of our revenue and cash collections and collections of accounts receivable during fiscal 2012.
Our 2015 Notes are convertible into cash from December 30, 2012 through March 30, 2013 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to December 29, 2012. Accordingly, the net balance of the 2015 Notes of $308.8 million is classified as a current liability on our consolidated balance sheet as of December 29, 2012. The 2015 Notes were convertible and therefore classified as a current liability as of December 29, 2012 and December 31, 2011, whereas they were classified as long-term as of January 1, 2011 because the stock price conversion condition had not been met in the fourth quarter of fiscal 2010. The classification of the 2015 Notes as a current or long-term liability on the consolidated balance sheet is evaluated at each balance sheet date and may change from time to time, depending on whether the stock price conversion condition, as described above, has been met in a particular fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on December 29, 2012 we would have recorded an expense of $46.9 million associated with the conversion, comprised of $41.2 million of unamortized debt discount and $5.7 million of unamortized transaction fees.
The classification of the liability associated with the cash conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, and the 2015 Notes Hedges asset as current or long-term on our consolidated balance sheet corresponds with the classification of the 2015 Notes. As such, we classified the fair value of the 2015 Notes Embedded Conversion Derivative as a current liability on our consolidated balance sheets as of December 29, 2012 and December 31, 2011. We also classified the fair value of the 2015 Notes Hedges as a current asset on our consolidated balance sheets as of December 29, 2012 and December 31, 2011. The value of the 2015 Notes Embedded Conversion Derivative liability and the value of the 2015 Notes Hedges asset offset one another and the changes in the fair value of these instruments resulted in no net change to our net working capital as of December 29, 2012 and December 31, 2011.

If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350.0 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between December 30, 2012 and March 30, 2013. However, if the holders of the 2015 Notes elect to convert their notes between December 30, 2012 and March 30, 2013 we expect to have sufficient cash, cash equivalents and short-term investments and access to our revolving credit facility to fund any payment resulting from a conversion.
For an additional description of our 2015 Notes, and the conversion terms thereof, see Note 3 in the notes to consolidated financial statements.

Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2012, 2011 and 2010 were as follows:

				Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Cash provided by operating activities	$316.0	$240.3	$199.1	$75.7	$41.2
The changes in cash flows from operating activities were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Net income, net of non-cash related gains and losses	$138.5	$10.8
Changes in operating assets and liabilities, net of effect of acquired businesses	(62.8)	30.4
	$75.7	$41.2

Cash flows from operating activities include net income, adjusted for certain non-cash items including a $240.4 million increase in deferred taxes, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.
If our customers experience adverse changes in the future, are not successful in generating sufficient cash or are precluded from securing financing, they may delay purchasing our products and services, or they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers' inability to fulfill payment obligations would adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and cash flows from operations.
In February 2011, all parties to our securities and derivative litigation agreed to settle the litigation. During fiscal 2011, we paid $16.4 million into a securities litigation settlement fund, which amount included our portion of the settlement consideration plus accrued interest. As of December 31, 2011, we had paid, and our insurance carriers had paid, all amounts specified by the settlement agreement into the securities litigation settlement fund. The settlement was approved during fiscal 2012.
We expect to pay an additional $4.3 million related to our previous restructuring activities, primarily for payments related to vacated facilities, net of expected sublease income.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.

Cash Flows from Investing Activities
Cash flows from investing activities during fiscal 2012, 2011 and 2010 were as follows:

				Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Cash used for investing activities	$(201.2)	$(56.5)	$(285.1)	$(144.7)	$228.6
The changes in cash flows from investing activities were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Purchases of available-for-sale securities	$(121.2)	$—
Cash paid in business combinations and asset acquisitions, net of cash acquired	(22.4)	214.8
Proceeds from the sale of long-term investments	(9.7)	(0.5)
Purchases of property, plant and equipment	(4.5)	3.4
Proceeds from the sale of available-for-sale securities	8.5	9.8
Proceeds from the maturity of available-for-sale securities	4.2	—
Investment in venture capital partnerships and equity investments	0.4	2.4
Proceeds from the sale of property, plant and equipment	—	(0.9)
Other individually insignificant items	—	(0.4)
	$(144.7)	$228.6

During fiscal 2012, we began to maintain an investment portfolio of approximately $100 million in marketable debt securities. The purchases, sales and maturities of available-for-sale securities during fiscal 2012 are primarily related to this portfolio of marketable debt securities. For an additional description of these securities, see "Cash and Cash Equivalents and Short-term Investments" above.
On July 2, 2012 we acquired Sigrity for total cash consideration of $78.5 million (net of cash acquired of $7.5 million) of which $64.3 million was paid at closing, and $14.2 million was deferred and is conditioned upon certain Sigrity shareholders remaining employees of Cadence over designated retention periods. We recorded expense of $3.5 million during fiscal 2012 related to this deferred purchase consideration and will expense the remaining $10.7 million over the remaining retention periods and we include these deferred payments as a use of cash for operating activities in the period we make the payments. During fiscal 2012, we recorded cash used for investing activities of $64.3 million related to the Sigrity acquisition.
In June 2010, we acquired Denali Software, Inc., or Denali, for cash consideration of $262.8 million (net of cash acquired of $46.7 million), of which $250.2 million was paid at closing and $12.6 million was deferred. Of the $12.6 million, $12.4 million was paid prior to December 29, 2012. For an additional description of our acquisition of Denali, see Note 4 in our notes to consolidated financial statements.
In connection with our business combinations and asset acquisitions completed before December 29, 2012, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $18.8 million in cash during the next 40 months.
During fiscal 2013, we expect to use cash for our purchase of Cosmic Circuits Private Limited. We also expect to continue our other investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, business combinations, and making long-term equity investments.

Cash Flows from Financing Activities
Cash flows from financing activities during fiscal 2012, 2011 and 2010 were as follows:

				Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In millions)
Cash provided by (used for) financing activities	$15.8	$(144.8)	$59.9	$160.6	$(204.7)
The changes in cash flows from financing activities were due to the following:

	Change
	2012 vs. 2011	2011 vs. 2010
	(In millions)
Payments of 2011 Notes and 2013 Notes	$150.0	$42.4
Proceeds from the issuance of common stock	13.0	6.1
Tax effect related to employee stock transactions allocated to equity	0.5	15.0
Proceeds from issuance of 2015 Notes, net of issuance costs	—	(339.5)
Proceeds from sale of 2015 Warrants	—	(37.5)
Purchases of treasury stock	—	40.0
Purchase of 2015 Notes Hedges	—	76.6
Other individually insignificant items	(2.9)	(7.8)
	$160.6	$(204.7)
During fiscal 2011, we paid the $150.0 million remaining principal balance on the 2011 Notes in full.
During fiscal 2010, we issued $350.0 million principal amount of the 2015 Notes. Concurrently with the issuance of the 2015 Notes, we entered into the 2015 Notes Hedges to limit our exposure to the additional cash payments above the principal amount that may become due to the holders of the 2015 Notes. In separate transactions, we also sold warrants, or the 2015 Warrants, to purchase our common stock at a strike price of $10.78 per share. We used an aggregate of $187.2 million of the net proceeds from the issuance of the 2015 Notes to purchase in the open market $100.0 million principal amount of our 2011 Notes and $100.0 million principal amount of our 2013 Notes, and we repurchased approximately 6.5 million shares of our common stock at a cost of $40.0 million. In a separate transaction during fiscal 2010, we repurchased in the open market $5.5 million principal amount of our 2013 Notes.
For an additional description of our 2011 Notes, 2013 Notes and 2015 Notes, and the conversion terms thereof, see Note 3 in the notes to consolidated financial statements and "Net Working Capital," above. During fiscal 2013 we expect to pay the $144.5 million remaining principal balance on our 2013 Notes upon maturity in December 2013.

The increase in proceeds from the issuance of common stock during fiscal 2012, as compared to 2011 and in fiscal 2011, as compared to fiscal 2010, resulted from an increase in employee participation in our ESPP, an increase in the exercise of stock options and an increase in our stock price.

Other Factors Affecting Liquidity and Capital Resources
As of December 29, 2012, we had convertible notes outstanding with a net liability value of $446.8 million and that mature between December 15, 2013, and June 1, 2015. The principal maturity value of these convertible notes is $494.5 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.

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

Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of the 2015 Notes elect to convert their notes between December 30, 2012 and March 30, 2013, we expect to have sufficient cash, cash equivalents, short-term investments and access to our revolving credit facility to fund any payment resulting from a conversion. However, if holders of a significant portion of the 2015 Notes were to choose to convert at a time in which the notes are convertible, it could have a significant negative impact on our cash, cash equivalents and short-term investments and liquidity.
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
We expect to fund the maturity of the 2013 Notes in December 2013 with our cash on hand and cash flows from operating activities during fiscal 2013. The 2013 Notes could become convertible prior to their maturity if certain conversion conditions are met. However, we do not currently expect any of the conversion conditions to be met prior to the maturity of the 2013 Notes. We also believe that we will have sufficient cash in future periods as well as access to our revolving credit facility to service the maturities of our 2015 Notes, but future changes in our cash position, cash flows from operating activities, cash flows from investing activities, cash flows from financing activities, as well as general business levels and changes in our access to financing may impact our ability to settle the principal amount payable to the holders of the 2013 Notes and 2015 Notes when they mature or convert.
For an additional description of the 2015 Notes and 2013 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 3 in the notes to consolidated financial statements and "Net Working Capital," above.

Contractual Obligations

A summary of our contractual obligations as of December 29, 2012 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$73.0	$20.0	$28.2	$14.4	$10.4
Purchase obligations(1)	43.6	32.1	11.2	0.3	—
2023 Notes (2)	0.2	0.2	—	—	—
2013 Notes	144.5	144.5	—	—	—
2015 Notes (3)	350.0	350.0	—	—	—
Contractual interest payments	28.9	12.1	15.3	1.5	—
Current income tax payable and unrecognized tax benefits	2.3	2.3	—	—	—
Other long-term contractual obligations (4)	71.1	—	58.8	1.8	10.5
Total	$713.6	$561.2	$113.5	$18.0	$20.9
_________________

(1)With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of December 29, 2012 or the earliest cancellation date.

(2) The 2023 Notes are due in August 2023. However, the holders of the 2023 Notes can require us to repurchase for cash the remaining portion of the 2023 Notes on August 15, 2013 for 100.00% of the principal amount. Therefore, we have included $0.2 million of principal of the 2023 Notes on the potential repurchase of the 2023 Notes in the less than 1 year column in the table above.

(3)Holders of the 2015 Notes can convert their 2015 Notes into cash during a fiscal quarter if the closing price of our common stock exceeds $9.81 for at least 20 days in the 30 day period preceding the end of the preceding fiscal quarter. This conversion condition was met for the 2015 Notes during the three months ended December 29, 2012, and the 2015 Notes are convertible into cash from December 30, 2012 through March 30, 2013. Accordingly, we classified the net balance of the 2015 Notes of $308.8 million as a current liability on our consolidated balance sheet as of December 29, 2012. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, so we do not anticipate a conversion of the 2015 Notes by the note holders between December 30, 2012 and March 30, 2013.

(4)Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $52.0 million that we estimate will be paid or settled within 1 to 3 years. Included in this amount are $42.5 million of uncertain tax benefits recorded in a prior business combination for which the statute of limitation may expire in the first quarter of fiscal 2013. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisition-related liabilities.

In connection with our acquisitions completed before December 29, 2012, we would be obligated to pay up to an aggregate of $18.8 million in cash over the next 40 months if certain defined performance goals are achieved in full.

Off-Balance Sheet Arrangements

As of December 29, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board issued new accounting standards regarding the presentation of comprehensive income (loss) in the financial statements. The new standards require presentation of the components of net income (loss), the components of other comprehensive income (loss), and total comprehensive income (loss), either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These standards eliminated the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These standards were effective for interim and annual periods beginning after December 15, 2011 and were to be applied retrospectively. We adopted these standards as of January 1, 2012 and disclosed components of other comprehensive income in our consolidated statements of comprehensive income. The adoption of this guidance affected only the presentation of our financial statements and had no impact on our consolidated operating results and financial position.

In September 2011, the FASB issued new accounting standards that allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. These standards were effective for annual periods beginning after December 15, 2011. We adopted these standards as of January 1, 2012 and they did not have a material impact on our consolidated financial statements.

We periodically review new accounting standards. Although some of the accounting standards that have been issued may be applicable to us, we have not identified any other new accounting standards that would have a significant impact on our consolidated financial statements.

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

The following table provides information about our forward foreign currency contracts as of December 29, 2012. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during February 2013.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
Japanese yen	$65.9	84.50
European Union euro	40.4	0.77
Indian rupee	21.2	54.66
Canadian dollar	13.1	0.99
Chinese renminbi	8.7	6.28
Israeli shekel	7.3	3.81
Other	12.5	N/A
Total	$169.1
Estimated fair value	$1.7
While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of marketable debt securities, our portfolio of cash and cash equivalents and outstanding balances drawn on our credit facility, if any.
We are exposed to interest rate fluctuations in many of the world's leading industrialized countries, but the fair value of our marketable debt securities and our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our marketable debt securities and cash and cash equivalents, any unrealized and realized gains or losses on our marketable debt securities and the costs associated with foreign currency hedges. Pursuant to our investment policy, we limit the amount of our credit exposure to any one issuer, other than in securities issued by the United States Treasury and United States government agencies.
Our short-term investments as of December 29, 2012 include $98.5 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of December 29, 2012, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of December 29, 2012.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of December 29, 2012, we had no outstanding balance on the credit facility. See Note 3 in the notes to consolidated financial statements for an additional description of our credit facility.
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
Upon the expiration of our 2015 Warrants, Cadence will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $10.78 at that time. The following table shows the number of shares that Cadence would issue to 2015 Warrant counterparties at expiration of the warrants, assuming various Cadence closing stock prices on the dates of warrant expiration:

Shares
(In millions)
$11.00	0.9
$12.00	4.7
$13.00	7.9
$14.00	10.7
$15.00	13.0
$16.00	15.1
$17.00	17.0
$18.00	18.6
$19.00	20.1
$20.00	21.4

Prior to the expiration of the 2015 Warrants, for purposes of calculating diluted earnings per share, our diluted weighted-average shares outstanding will increase when our average closing stock price for a quarter exceeds $10.78.
For an additional description of our 2015 Notes and 2013 Notes, see Note 3 in the notes to consolidated financial statements and "Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources," under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 9 in the notes to consolidated financial statements for an additional description of these investments. Our non-marketable investments had a carrying value of $7.3 million as of December 29, 2012, and $10.5 million as of December 31, 2011.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15, "Exhibits and Financial Statement Schedules."

Summary Quarterly Data-Unaudited

	2012				2011
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue	$345,585	$338,533	$326,476	$315,830	$308,006	$292,457	$283,270	$266,102

Cost of revenue	43,790	51,270	49,477	46,586	48,765	49,818	51,406	45,167

Net income (1)	313,874	58,584	36,386	31,104	10,892	28,106	26,908	6,323

Net income per share - basic (1)	1.15	0.22	0.13	0.12	0.04	0.11	0.10	0.02

Net income per share - diluted (1)	1.10	0.21	0.13	0.11	0.04	0.10	0.10	0.02
_________________

(1) During the fourth quarter of fiscal 2012, we recorded a $219.6 million benefit for income taxes due to the release of a substantial portion of the remaining United States deferred tax asset valuation allowance and a $36.7 million benefit for income taxes due to the effective settlement of a tax examination. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2012.
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
Based on their evaluation as of December 29, 2012, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 29, 2012, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, "Exhibits and Financial Statement Schedules."

Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled "Proposal 1 - Election of Directors" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in Cadence's definitive proxy statement for its 2013 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.

The information required by Item 10 as to Cadence's code of ethics is incorporated herein by reference from the section entitled "Corporate Governance - Code of Business Conduct" in Cadence's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

The information required by Item 10 as to the director nomination process and Cadence's Audit Committee is incorporated by reference from the section entitled "Cadence's Board of Directors -Committees of the Board of Directors" in Cadence's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the sections entitled "Cadence's Board of Directors - Compensation of Directors," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers" and "Potential Payments Upon Termination or Change-in-Control and Employment Contracts" in Cadence's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in Cadence's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference from the sections entitled "Certain Transactions" and "Cadence's Board of Directors - Director Independence" in Cadence's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the section entitled "Fees Billed to Cadence by KPMG LLP During Fiscal 2012 and 2011" in Cadence's definitive proxy statement for its 2013 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Reports of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011	58

Consolidated Income Statements for the three fiscal years ended December 29, 2012	59

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 29, 2012	60

Consolidated Statements of Stockholders' Equity for the three fiscal years ended December 29, 2012	61

Consolidated Statements of Cash Flows for the three fiscal years ended December 29, 2012	62

Notes to Consolidated Financial Statements	63

(a) 2. Financial Statement Schedules

II. Valuation and Qualifying Accounts and Reserves	103

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	107

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

Cadence, the Cadence logo, Allegro, Connections, Denali, Encounter, Incisive, OrCAD, Palladium, Quickcycles, Sigrity, Virtuoso and Xtreme are trademarks or registered trademarks of Cadence Design Systems, Inc. Other service marks, trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three‑year period ended December 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, as set forth under Item 15(a)(2). These consolidated financial statements and financial schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for multiple element revenue transactions in fiscal 2011 resulting from the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cadence Design Systems, Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Santa Clara, California
February 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:

We have audited Cadence Design Systems, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cadence Design Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 29, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements and the accompanying financial statement schedule.

/s/ KPMG LLP
Santa Clara, California
February 21, 2013

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 29, 2012 and December 31, 2011
(In thousands, except par value)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$726,357	$601,602
Short-term investments	100,704	3,037
Receivables, net of allowances of $85 and $0, respectively	97,821	136,772
Inventories	36,163	43,243
2015 notes hedges	303,154	215,113
Prepaid expenses and other	127,036	64,216
Total current assets	1,391,235	1,063,983
Property, plant and equipment, net	244,439	262,517
Goodwill	233,266	192,125
Acquired intangibles, net	184,938	173,234
Long-term receivables	7,559	11,371
Other assets	225,566	58,039
Total assets	$2,287,003	$1,761,269
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible notes	$447,011	$294,061
2015 notes embedded conversion derivative	303,154	215,113
Accounts payable and accrued liabilities	171,318	165,791
Current portion of deferred revenue	295,787	340,401
Total current liabilities	1,217,270	1,015,366
Long-term liabilities:
Long-term portion of deferred revenue	50,529	73,959
Convertible notes	—	131,920
Other long-term liabilities	104,033	128,894
Total long-term liabilities	154,562	334,773
Commitments and contingencies (Notes 4, 6, 15 and 17)
Stockholders' equity:
Preferred stock - $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock - 0.01 par value; authorized 600,000 shares; issued and outstanding shares: 280,644 as of December 29, 2012; 272,680 as of December 31, 2011	1,721,556	1,733,884
Treasury stock, at cost; 25,394 shares as of December 29, 2012; 33,358 shares as of December 31, 2011	(200,786)	(290,462)
Accumulated deficit	(649,549)	(1,083,245)
Accumulated other comprehensive income	43,950	50,953
Total stockholders' equity	915,171	411,130
Total liabilities and stockholders' equity	$2,287,003	$1,761,269

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 29, 2012
(In thousands, except per share amounts)

	2012	2011	2010
Revenue:
Product	$839,129	$640,836	$471,598
Services	113,995	116,692	100,891
Maintenance	373,300	392,307	363,465
Total revenue	1,326,424	1,149,835	935,954
Costs and expenses:
Cost of product	73,392	69,657	31,421
Cost of services	72,607	81,498	82,968
Cost of maintenance	45,124	44,001	42,054
Marketing and sales	342,278	323,798	305,558
Research and development	454,085	400,745	376,413
General and administrative	112,076	92,863	86,394
Amortization of acquired intangibles	15,077	16,536	14,160
Restructuring and other charges	113	360	10,152
Litigation charges	—	—	15,800
Total costs and expenses	1,114,752	1,029,458	964,920
Income (loss) from operations	211,672	120,377	(28,966)
Interest expense	(34,742)	(43,025)	(36,343)
Other income, net	11,341	18,074	2,541
Income (loss) before provision (benefit) for income taxes	188,271	95,426	(62,768)
Provision (benefit) for income taxes	(251,677)	23,197	(189,306)
Net income	$439,948	$72,229	$126,538
Net income per share – basic	$1.63	$0.27	$0.49
Net income per share – diluted	$1.57	$0.27	$0.48
Weighted average common shares outstanding – basic	270,479	263,892	260,787
Weighted average common shares outstanding – diluted	280,667	270,816	265,871

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2012	2011	2010
Net income	$439,948	$72,229	$126,538
Other comprehensive income, net of tax effects:
Foreign currency translation gain (loss)	(5,337)	2,731	7,667
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(905)	(5,140)	6,438
Changes in defined benefit plan liabilities	(761)	306	(4,319)
Total other comprehensive income (loss), net of tax effects	(7,003)	(2,103)	9,786
Comprehensive income	$432,945	$70,126	$136,324

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three fiscal years ended December 29, 2012
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit	Income	Total
Balance, January 2, 2010	268,649	$1,674,396	$(431,310)	$(1,177,983)	$43,270	$108,373
Net income	—	—	—	126,538	—	126,538
Other comprehensive income, net of taxes	—	—	—	—	9,786	9,786
Purchase of treasury stock	(6,493)	—	(39,997)	—	—	(39,997)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	6,201	(26,116)	127,157	(87,408)	—	13,633
Stock received for payment of employee taxes on vesting of restricted stock	(1,241)	(794)	(8,940)	—	—	(9,734)
Proceeds from sale of 2015 warrants	—	37,450	—	—	—	37,450
Proceeds from termination of 2011 notes hedges and 2013 notes hedges	—	311	—	—	—	311
Extinguishment of equity component related to the repurchase of 2011 notes and 2013 notes	—	(5,617)	—	—	—	(5,617)
Tax effect related to employee stock transactions allocated to equity	—	(9,917)	—	—	—	(9,917)
Stock-based compensation expense	—	43,180	—	—	—	43,180
Unrecognized tax benefit adjustment	—	2,648	—	—	—	2,648
Balance, January 1, 2011	267,116	$1,715,541	$(353,090)	$(1,138,853)	$53,056	$276,654
Net income	—	—	—	72,229	—	72,229
Other comprehensive loss, net of taxes	—	—	—	—	(2,103)	(2,103)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	6,804	(38,844)	75,179	(16,621)	—	19,714
Stock received for payment of employee taxes on vesting of restricted stock	(1,240)	(1,674)	(12,551)	—	—	(14,225)
Tax effect related to employee stock transactions allocated to equity	—	5,403	—	—	—	5,403
Stock options assumed in acquisitions	—	1,599	—	—	—	1,599
Stock-based compensation expense	—	43,588	—	—	—	43,588
Unrecognized tax benefit adjustment	—	8,271	—	—	—	8,271
Balance, December 31, 2011	272,680	$1,733,884	$(290,462)	$(1,083,245)	$50,953	$411,130
Net income	—	—	—	439,948	—	$439,948
Other comprehensive loss, net of taxes	—	—	—	—	(7,003)	$(7,003)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	9,101	(64,384)	103,323	(6,252)	—	$32,687
Stock received for payment of employee taxes on vesting of restricted stock	(1,137)	(2,081)	(13,647)	—	—	$(15,728)
Tax effect related to employee stock transactions allocated to equity	—	6,576	—	—	—	$6,576
Stock-based compensation expense	—	47,561	—	—	—	$47,561
Balance, December 29, 2012	280,644	$1,721,556	$(200,786)	$(649,549)	$43,950	$915,171

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 29, 2012
(In thousands)

	2012	2011	2010
Cash and cash equivalents at beginning of year	$601,602	$557,409	$569,115
Cash flows from operating activities:
Net income	439,948	72,229	126,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,217	91,648	88,335
Amortization of debt discount and fees	23,513	29,266	25,352
Loss on extinguishment of debt	—	—	5,705
Stock-based compensation	47,561	43,588	43,460
Gain on investments, net	(6,320)	(15,737)	(5,984)
Non-cash restructuring and other charges	252	240	4,086
Tax impact of convertible notes interest	—	8,486	—
Impairment of property, plant and equipment	—	—	491
Deferred income taxes	(240,424)	(7,811)	(64,191)
Provisions (recoveries) for losses (gains) on receivables, net	215	(6,596)	(17,098)
Other non-cash items	3,063	3,196	1,039
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	45,630	76,785	71,375
Inventories	5,245	(6,820)	(26,528)
Prepaid expenses and other	(12,426)	20,053	(22,392)
Other assets	(4,902)	(2,220)	8,604
Accounts payable and accrued liabilities	17,523	(46,950)	60,281
Deferred revenue	(69,662)	(13,408)	62,531
Other long-term liabilities	(22,439)	(5,607)	(162,461)
Net cash provided by operating activities	315,994	240,342	199,143
Cash flows from investing activities:
Purchases of available-for-sale securities	(121,154)	—	—
Proceeds from the sale of available-for-sale securities	18,338	9,793	—
Proceeds from the maturity of available-for-sale securities	4,150	—	—
Proceeds from the sale of short-term investments	—	—	317
Proceeds from the sale of long-term investments	74	9,791	10,276
Proceeds from the sale of property, plant and equipment	—	—	900
Purchases of property, plant and equipment	(35,966)	(31,421)	(34,782)
Investment in venture capital partnerships and equity investments	(250)	(608)	(3,000)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(66,432)	(44,052)	(258,823)
Net cash used for investing activities	(201,240)	(56,497)	(285,112)
Cash flows from financing activities:
Principal payments on receivable sale financing	(5,776)	(5,842)	(3,540)
Proceeds from issuance of 2015 notes	—	—	350,000
Payment of 2011 notes and 2013 notes	—	(150,000)	(192,364)
Payment of debt issuance costs	(1,372)	—	(10,532)
Purchase of 2015 notes hedges	—	—	(76,635)
Proceeds from termination of 2011 and 2013 notes hedges	—	—	311
Proceeds from sale of 2015 warrants	—	—	37,450
Payment of acquisition-related contingent consideration	(39)	—	—
Tax effect related to employee stock transactions allocated to equity	6,061	5,549	(9,458)
Proceeds from issuance of common stock	32,687	19,714	13,643
Stock received for payment of employee taxes on vesting of restricted stock	(15,728)	(14,225)	(8,940)
Purchases of treasury stock	—	—	(39,997)
Net cash provided by (used for) financing activities	15,833	(144,804)	59,938
Effect of exchange rate changes on cash and cash equivalents	(5,832)	5,152	14,325
Increase (decrease) in cash and cash equivalents	124,755	44,193	(11,706)
Cash and cash equivalents at end of year	$726,357	$601,602	$557,409

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012

NOTE 1. BUSINESS OVERVIEW

Cadence Design Systems, Inc., or Cadence, develops electronic design automation, or EDA, software, hardware, verification intellectual property, or VIP, and design intellectual property, or Design IP. Cadence licenses software, VIP and Design IP, sells or leases hardware technology, provides maintenance for its software, VIP and Design IP and hardware and provides engineering and education services to help manage and accelerate product development processes for electronics. Cadence's customers use its products and services to design and develop complex integrated circuits, or ICs, and electronics systems.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Cadence's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence. Certain prior period balances have been reclassified to conform to the current period presentation.

On the first day of fiscal 2011, Cadence adopted new revenue recognition standards for multiple element arrangements that include nonsoftware deliverables. For an additional description of Cadence's adoption of these standards and Cadence's revenue recognition policy, see "Revenue Recognition" below.

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

Cash, Cash Equivalents and Short-Term Investments

Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cadence's short-term investments include marketable debt securities with original maturities greater than three months on the date of purchase and marketable equity securities. Cadence considers its entire portfolio of marketable debt and equity securities to be available for sale and available to fund current operations. Available-for-sale debt and equity securities are carried at fair value, with the unrealized gains and losses presented net of tax as a separate component of other comprehensive income. Unrealized and realized gains and losses are determined using the specific identification method.

Cadence recognizes gains on its available-for-sale securities when they are realized. Cadence recognizes losses on its available-for-sale securities when they are realized or when Cadence has determined that an other-than-temporary decline in fair value has occurred. For an available-for-sale debt security, an other-than-temporary decline in fair value has occurred when the security's fair value is less than its amortized cost basis and Cadence intends to sell the security, or it is more likely than not that Cadence will be required to sell the security before recovery of its amortized cost basis. Cadence records realized gains, realized losses and other-than-temporary impairments as part of other income, net in the consolidated income statements.

Foreign Operations

Cadence transacts business in various foreign currencies. The United States dollar is the functional currency of Cadence's consolidated entities operating in the United States and certain foreign subsidiaries. The functional currency for Cadence's other consolidated entities operating outside of the United States is generally the local country's currency.

Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates statement of operations accounts using the average exchange rate for the period. Cadence includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in stockholders' equity as a component of accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions of a monetary nature in the consolidated income statements.

Revenue Recognition

Software Revenue Recognition

Cadence licenses its software products using three different license types:

•	Term licenses;

•	Subscription licenses; and

•	Perpetual licenses.

Term licenses - Cadence's term license arrangements offer customers the right to:

•	Access and use all products delivered at the outset of an arrangement throughout the entire term of the arrangement, generally two to three years, with no rights to return; and

•
Remix among the products delivered at the outset of the arrangement, so long as the cumulative contractual value of all products in use does not exceed the total license fee determined at the outset of the arrangement.

Subscription licenses - In addition to the rights of a term license, Cadence's subscription license arrangements also offer customers the right to:

•	Use unspecified additional products that become commercially available during the term of the arrangement; and

•
Remix into other unspecified additional products that may become available during the term of the arrangement, so long as the cumulative contractual value of all products in use does not exceed the total license fee determined at the outset of the arrangement.

Perpetual licenses - Cadence's perpetual licenses consist of software licensed on a perpetual basis with no right to return or remix the licensed software.

In general, where vendor specific objective evidence of fair value, or VSOE, does not exist for any undelivered element, product revenue and maintenance revenue associated with term and subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. The allocation of revenue to maintenance is based on a percentage of the total contract value, as determined by the duration of the license. In general, product revenue associated with term licenses where VSOE exists for the undelivered maintenance is recognized upon the later of the effective date of the arrangement or delivery of the software product, and maintenance revenue is recognized ratably over the maintenance term.

In general, product revenue associated with perpetual licenses where VSOE exists for the undelivered maintenance is recognized upon delivery of the licensed product and maintenance revenue is recognized ratably over the maintenance term. If VSOE does not exist for the undelivered maintenance in a perpetual license, product revenue is recognized over the maintenance term.

Hardware Revenue Recognition

Cadence generally has a minimum of two deliverables in arrangements involving the sale or lease of its hardware products. The first deliverable is the hardware product and software essential to the functionality of the hardware product, and the second deliverable is the right to receive maintenance on the hardware product and its software. Cadence allocates consideration between these deliverables based on the relative standalone selling price for each deliverable. Consideration allocated to the hardware product and its essential software is recognized as revenue at the time of delivery provided all other conditions for revenue recognition have been met. Consideration allocated to maintenance is recognized as revenue ratably over the maintenance term.

Services Revenue Recognition

Services revenue primarily consists of revenue received for performing engineering services. These services are not related to the functionality of the products licensed. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. If a service contract is considered to be part of a multiple element arrangement, or MEA, that includes a software contract, revenue is generally recognized ratably over the duration of the software contract. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion based on the completion of milestones relating to the arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on Cadence's results of operations.

Revenue Recognition Criteria

Although the timing and amount of revenue recognition differs based on the deliverables in each arrangement, Cadence begins revenue recognition for an arrangement when persuasive evidence of an arrangement exists, all specified deliverables have been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable.

Persuasive evidence of an arrangement - Generally, Cadence uses a contract signed by the customer as evidence of an arrangement for subscription and term licenses, and hardware leases. If a contract signed by the customer does not exist, Cadence has historically used a purchase order as evidence of an arrangement for software perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small methodology service engagements. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, Cadence considers the signed contract to be the most persuasive evidence of the arrangement. Sales through Cadence's distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.

Product delivery - Software, and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when Cadence provides the customer access to the software. Occasionally, Cadence will deliver software on a DVD with standard transfer terms of free-on-board, or F.O.B., shipping point. Cadence's software license agreements generally do not contain conditions for acceptance. Delivery of an entire hardware system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment and delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.

Fee is fixed or determinable - Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial up-front payment, Cadence only considers that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. Cadence has a history of collecting receivables under software installment contracts of up to five years for which the fee has been assessed as fixed or determinable.

Significant judgment is involved in assessing whether a fee is fixed or determinable. Cadence must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. Cadence's experience has been that it is able to determine whether a fee is fixed or determinable. While Cadence does not expect that experience to change, if Cadence no longer were to have a history of collecting under the original contract without providing concessions, revenue would be required to be recognized when payments become due and payable. Such a change could have a material impact on Cadence's results of operations.

Collection is probable - Cadence assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history, its current creditworthiness and geographic location. If in Cadence's judgment collection of a fee is not probable, Cadence does not record revenue until the uncertainty is removed, which is generally upon receipt of cash payment.

Multiple Element Arrangements

An MEA is any arrangement that includes or contemplates rights for a combination of software, IP or hardware products, services, training or maintenance in a single arrangement. From time to time, Cadence may include individual deliverables in separately priced and separately executed contracts with the same customer. Cadence evaluates all relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Significant judgment is involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement. Cadence's judgments about whether several contracts together comprise an MEA can affect the timing of revenue recognition under those contracts, which could have an effect on its results of operations for the periods involved.

For an MEA that includes software and nonsoftware elements, Cadence allocates consideration to all software elements as a group and all nonsoftware elements based on their relative standalone selling prices. In these circumstances, Cadence is required to use a hierarchy to determine the standalone selling price to be used for allocating consideration to deliverables as follows:

•	Vendor specific objective evidence of fair value, or VSOE;

•	Third-party evidence of selling price, or TPE; and

•	Best estimate of the selling price, or BESP.

Vendor-specific objective evidence of fair value - Cadence's VSOE for maintenance is based upon the customer's stated annual renewal rates and VSOE for services is based on the price charged when the services are sold separately. Cadence has not established VSOE for certain products, including software and IP licenses and hardware products, or for annual maintenance that is not cancellable by the customer.

Third-party evidence of selling price - TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, Cadence's offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, Cadence is unable to reliably determine what similar competitor products' selling prices are when those products are sold on a standalone basis. Therefore, Cadence typically is not able to obtain TPE and TPE is not used to determine any standalone selling prices.

Best estimate of the selling price - Cadence calculates the BESP of its hardware products based on its pricing practices, including the historical average prices charged for comparable hardware products. Cadence's process for determining BESP for its software deliverables takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the BESPs include prices charged by Cadence for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing BESPs, Cadence may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.

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

For MEAs involving only software and software-related deliverables, VSOE must exist to allocate the total fee among all delivered and undelivered elements, or if VSOE of all undelivered elements exists, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized up-front as the elements are delivered. If VSOE does not exist for all elements to support the allocation of the total fee among all elements of the arrangement, or if VSOE does not exist for all undelivered elements to apply the residual method, revenue is recognized ratably over the term of the undelivered elements.

Other Factors Regarding Revenue Recognition

Taxes collected from customers and remitted to governmental authorities - Cadence applies the net basis presentation for taxes collected from customers and remitted to governmental authorities.

Adoption of New Accounting Principles

Cadence adopted new revenue recognition accounting standards on the first day of fiscal 2011 for revenue arrangements that include both hardware and software elements. These new standards require companies to account for product or service deliverables separately rather than as one combined unit in an MEA.

Prior to the adoption of these new revenue recognition accounting standards, Cadence was required to apply the software revenue recognition accounting standards whenever Cadence sold hardware and software products in an MEA. Under the new standards, hardware products containing software components and nonsoftware components that function together to deliver the hardware product's essential functionality are excluded from the software revenue recognition accounting standards.

As a result of adopting the new revenue recognition accounting standards, when Cadence sells hardware and software products in one MEA, Cadence generally recognizes revenue related to the sale of the hardware product upon delivery and not over the term of the software license, which is earlier than when Cadence would have recognized revenue before adoption of the new standards. If Cadence had accounted for all MEAs entered into on or after January 2, 2011 under the software revenue recognition accounting standards, regardless of whether they included hardware, revenue for fiscal 2011 would have been lower by $15.4 million because that amount would have been recognized in periods after fiscal 2011 instead.

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

Derivative Financial Instruments

Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. The forward contracts are not designated as accounting hedges and, therefore, the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows. The fair value of these forward contracts is recorded in accrued liabilities or in other current assets. These forward contracts are not used for trading purposes and generally have maturities of 90 days or less.

Receivables

Cadence's receivables, net includes invoiced accounts receivable and the current portion of unbilled installment contract receivables. Installment contract receivables represent amounts Cadence has recorded as revenue for which payments from a customer are due over time. Cadence's accounts receivable and installment contract receivables were initially recorded at fair value. Cadence discounts the total product portion of each customer arrangement to reflect the interest component of the arrangement and amortizes the interest component of the transaction. The interest component is recognized as product revenue over the period in which payments are made and balances are outstanding, using a method that approximates the effective interest method. Cadence determines the discount rate at the outset of the arrangement based upon the credit rating of the customer at that time. Cadence resets the discount rate periodically considering changes in prevailing interest rates but does not adjust previously discounted balances. Cadence's long-term receivables balance includes installment contract receivable balances to be invoiced more than one year after each balance sheet date.

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

Inventories

Inventories are stated at the lower of cost or market value. Cadence's inventories include high technology parts and components for complex hardware systems that emulate the performance and operation of computer IC and electronics systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence's policy is to reserve for inventory in excess of 12-month demand or for other known obsolescence or realization issues.

Due to the complex nature of Cadence's emulation systems, Cadence purchases certain inventory components from sole suppliers. As a result, Cadence may be exposed to the risk of delays in receiving these components due to its reliance on single suppliers and due to manufacturing constraints or other delays in the manufacturing process.

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

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $7.7 million, $4.0 million, and $5.2 million during fiscal 2012, 2011 and 2010, respectively.

Cadence recorded depreciation and amortization expense of $55.0 million, $55.3 million and $61.7 million during fiscal 2012, 2011 and 2010, respectively, for property, plant and equipment.

Software Development Costs

Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence's products has typically been of short duration. Costs incurred during fiscal 2012, 2011 and 2010 have not been material.

Goodwill

Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence's single reporting unit may be less than its carrying amount. Cadence's goodwill impairment test consists of two steps. The first step requires that Cadence compare the estimated fair value of its single reporting unit to the carrying value of the reporting unit's net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, Cadence would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded.

Long-Lived Assets, Including Acquired Intangibles

Cadence's definite-lived, long-lived assets consist of property, plant and equipment and other acquired intangibles. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies, which range from one to twelve years. Cadence reviews its definite-lived, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. Recoverability of an asset or asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset or asset group is expected to generate. If it is determined that the carrying amount of an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset or asset group exceeds its fair value.

Non-Marketable Investments

Cadence's non-marketable investments include its investments in privately-held companies. These investments are initially recorded at cost and are included in other assets in the consolidated balance sheets. Cadence accounts for these investments using either the cost method or the equity method of accounting. Cadence reviews the fair value of its non-marketable investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. Cadence considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its review. If Cadence determines the carrying value of an investment exceeds its fair value, and that difference is other than temporary, Cadence writes down the value of the investment to its fair value. Cadence records investment write-downs in other income, net, in the consolidated income statements.

Nonqualified Deferred Compensation Trust

Executive officers, senior management and members of Cadence's Board of Directors may elect to defer compensation payable to them under Cadence's 1994 Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected investments.

The selected investments held in the NQDC accounts are classified as trading securities. Trading securities are carried at fair value, with the unrealized gains and losses recognized in the consolidated income statements as other income, net. These trading securities are classified in other assets in the consolidated balance sheets because the securities are not available for Cadence's use in its operations.

Cadence's obligation with respect to the NQDC trust is recorded in other long-term liabilities on the consolidated balance sheets. Increases and decreases in the NQDC trust liability are recorded as compensation expense in the consolidated income statements.

Deferred Revenue

Deferred revenue arises when customers are billed for products or services in advance of revenue recognition. Cadence's deferred revenue consists primarily of unearned revenue on product licenses and the related maintenance for which revenue is recognized over the duration of the license. The fees under product licenses for which revenue is not recognized immediately and for maintenance in connection with term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the 12-month maintenance term.

Comprehensive Income

Other comprehensive income (loss) is reported as a component of stockholders' equity and includes foreign currency translation gains and losses, changes in defined benefit plan liabilities, and unrealized gains and losses on marketable securities that are available for sale. Cadence reports comprehensive income in the consolidated statements of comprehensive income.

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

Cadence then records a valuation allowance to reduce the deferred tax assets to the amount that Cadence believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•	The nature, frequency and severity of current or cumulative financial reporting income or losses;

•	Sources of future taxable income;

•	The expiration dates of the deferred tax assets; and

•	Tax planning strategies.
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

Restructuring Charges
Cadence records personnel-related restructuring charges with customary termination benefits when the costs are both probable and estimable. Cadence records personnel-related restructuring charges with non-standard termination benefits when the plan has been communicated to the affected employees. Cadence records facilities-related restructuring charges in the period in which the affected facilities are vacated. In connection with facilities-related restructuring plans, Cadence has made a number of estimates and assumptions related to losses on excess facilities vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.

In addition, Cadence has recorded estimated provisions for termination benefits and outplacement costs, long-term asset impairments and other restructuring costs. Cadence regularly evaluates the adequacy of its lease loss, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Subsequent adjustments to restructuring accruals are classified in restructuring and other charges in the consolidated income statements.

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

Treasury Stock

Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders' equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of accumulated deficit in the consolidated statements of stockholders' equity. Cadence recorded losses on the reissuance of treasury stock as a component of accumulated deficit of $6.3 million, $16.6 million and $87.4 million during fiscal 2012, 2011 and 2010, respectively.

Concentrations of Credit Risk

Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Cadence's short-term investments include debt securities issued by financial institutions, corporations, the United States Treasury and other United States government agencies.

Credit exposure related to Cadence's foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.

Cadence is party to certain hedge transactions related to its 2.625% cash convertible senior notes due 2015, or the 2015 Notes, and its 1.500% convertible senior notes due December 15, 2013, or the 2013 Notes. Cadence is subject to the risk that the counterparties to these hedge transactions may not be able to fulfill their obligations under these hedge transactions.

Advertising

Cadence expenses the costs of advertising as incurred. Advertising expense was $7.2 million, $7.5 million, and $8.6 million during fiscal 2012, 2011 and 2010, respectively, and is included in marketing and sales in the consolidated income statements.

NOTE 3. DEBT
Cadence's outstanding debt as of December 29, 2012 and December 31, 2011 was as follows:

	December 29, 2012			December 31, 2011
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$350,000	$(41,181)	$308,819	$350,000	$(55,939)	$294,061
2013 Notes	144,461	(6,447)	138,014	144,461	(12,719)	131,742
2023 Notes	178	—	178	178	—	178
Revolving line of credit	—	—	—	—	—	—
Total outstanding debt	$494,639	$(47,628)	$447,011	$494,639	$(68,658)	$425,981
2015 Notes
In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. At maturity, the holders of the 2015 Notes will be entitled to receive the principal amount of the 2015 Notes plus accrued interest. The 2015 Notes are convertible into cash prior to maturity upon the occurrence of certain conditions described in the table below. To the extent that the 2015 Notes are convertible prior to maturity and a holder of the 2015 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash equal to the principal amount of the notes plus any additional conversion value as described in the table below under the heading "Conversion feature."

Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence's exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. As a result of the 2015 Notes Hedges, Cadence's maximum expected cash exposure upon conversion of the 2015 Notes is the $350.0 million principal balance of the notes. In June 2010, Cadence also sold warrants in separate transactions, or the 2015 Warrants. As a result of the 2015 Warrants, Cadence will experience dilution to its diluted earnings per share if its average closing stock price exceeds $10.78 for any fiscal quarter. To the extent that Cadence's stock price exceeds $10.78 at expiration of the 2015 Warrants, Cadence will issue shares to net settle the 2015 Warrants.

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages)

Outstanding principal maturity value – at December 29, 2012	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)
Cash to the extent Cadence's stock price exceeds approximately $7.55 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of Cadence common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)
• Closing stock price greater than $9.81 for at least 20 of the last 30 trading days in a fiscal quarter (convertible only for subsequent quarter);

• Specified corporate transactions; or

• Note trading price falls below a calculated minimum.

Conversion immediately preceding maturity	From March 1, 2015 until the second trading day immediately preceding the maturity date, holders may convert their 2015 Notes at any time into cash as described above under "Conversion feature."

Redemption at Cadence's option prior to maturity	None.

Fundamental change put right
Upon certain fundamental corporate changes prior to maturity, the 2015 Note holders could require Cadence to repurchase their notes for cash equal to the principal amount of the notes plus accrued interest.

Make-whole premium
Upon certain fundamental changes prior to maturity, if Cadence's stock price were between $6.16 and $40.00 per share at that time, the holders of the notes would be entitled to an increase to the conversion rate. This is referred to as a "make-whole premium."

Financial covenants	None.
Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes are convertible into cash from December 30, 2012 through March 30, 2013 because Cadence's closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to December 29, 2012. Accordingly, the net balance of the 2015 Notes of $308.8 million is classified as a current liability on Cadence's consolidated balance sheet as of December 29, 2012. The classification of the 2015 Notes as current or long-term on the consolidated balance sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence's closing stock price has exceeded $9.81 during the periods specified in the table above under "Early conversion conditions."
If one of the 2015 Notes Early Conversion Conditions is met in any future fiscal quarter, Cadence would classify its net liability under the 2015 Notes as a current liability on the consolidated balance sheet as of the end of that fiscal quarter. If none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence would classify its net liability under the 2015 Notes as a long-term liability on the consolidated balance sheet as of the end of that fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on December 29, 2012 Cadence would have recorded an expense of $46.9 million associated with the conversion, comprised of $41.2 million of unamortized debt discount and $5.7 million of unamortized transaction fees.

As of December 29, 2012, the if-converted value of the 2015 Notes to the note holders of approximately $623.4 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $640.1 million as of December 29, 2012 and $527.8 million as of December 31, 2011. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of December 29, 2012, none of the note holders had elected to convert their 2015 Notes.
2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the consolidated balance sheet at its estimated fair value. The fair value was $303.2 million as of December 29, 2012 and $215.1 million as of December 31, 2011.

2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015, and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as a derivative asset and are carried on the consolidated balance sheet at their estimated fair value. The fair value was $303.2 million as of December 29, 2012 and $215.1 million as of December 31, 2011. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during fiscal 2012, 2011 and 2010 and did not have a net impact on the consolidated income statements for the respective periods.
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
2015 Warrants
In June 2010, Cadence sold the 2015 Warrants in separate transactions for the purchase of up to approximately 46.4 million shares of Cadence's common stock at a strike price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in stockholders' equity. The 2015 Warrants expire on various dates from September 2015 through December 2015 and must be settled in net shares of Cadence's common stock. Therefore, upon expiration of the 2015 Warrants, Cadence will issue shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
2015 Notes Interest Expense
The effective interest rate and components of interest expense of the 2015 Notes for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%

Contractual interest expense	$9,157	$9,157	$5,005
Amortization of debt discount	14,758	13,665	7,035
Total interest expense	$23,915	$22,822	$12,040
2013 Notes and 2011 Notes
In December 2006, Cadence issued $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. At the same time, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes. During 2010, Cadence repurchased a portion of the 2011 Notes and the 2013 Notes. The 2011 Notes matured on December 15, 2011, at which time Cadence paid the remaining balance on the 2011 Notes in full. As of December 29, 2012, the remaining principal maturity value of the 2013 Notes was $144.5 million.

At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. To the extent that the 2013 Notes are convertible prior to maturity and a holder of the 2013 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading "Conversion feature." As of December 29, 2012, the 2013 Notes were not convertible.
Cadence entered into hedge transactions, or the 2013 Notes Hedges and the 2011 Notes Hedges, in connection with the issuance of the 2013 Notes and the 2011 Notes. The 2011 Notes Hedges expired unexercised on December 15, 2011. Pursuant to the 2013 Notes Hedges, Cadence has the option to receive the amount of shares that may be owed to the 2013 Notes holders. The purpose of the 2013 Notes Hedges was to limit Cadence's exposure to the dilution that may result from the issuance of shares upon conversion of the notes. In December 2006, Cadence also sold warrants in separate transactions, or the 2013 Warrants and the 2011 Warrants. As a result of the 2013 Warrants, Cadence will experience dilution to its diluted earnings per share to the extent its average closing stock price exceeds $31.50 for any fiscal quarter. If Cadence's stock price is above $31.50 at the expiration of the 2013 Warrants, Cadence will issue shares to settle the 2013 Warrants.
A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages)

Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at December 29, 2012	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Equity component - included in common stock - at December 29, 2012 and December 31, 2011	$63,027

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)
Shares to the extent Cadence's stock price exceeds $21.15 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of Cadence common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)
•  Closing stock price greater than $27.50 for at least 20 of the last 30 trading days in a calendar quarter (convertible only for subsequent quarter);

•  Specified corporate transactions; or

•  Note trading price falls below calculated minimum.

Conversion immediately preceding maturity
From November 1, 2013, and until the trading day immediately preceding the maturity date, holders may convert their 2013 Notes at any time into cash and Cadence shares as described above under "Conversion feature."

Redemption at Cadence's option prior to maturity	None.

Fundamental change put right	Upon a fundamental change prior to maturity, the 2013 Note holders could require Cadence to repurchase their notes for cash equal to the principal amount of the notes plus accrued interest.

Make-whole premium
Upon certain fundamental changes, prior to maturity, if Cadence's stock price were between $18.00 and $60.00 per share at that time, the holders of the notes would be entitled to an increase to the conversion rate. This is referred to as a "make-whole premium."

Financial covenants	None.

Impact of Early Conversion Conditions on Financial Statements
As of December 29, 2012, none of the 2013 Notes Early Conversion Conditions had been met. The 2013 Notes mature on December 15, 2013 and the liability component of the 2013 Notes is classified as a current liability as of December 29, 2012.
As of December 29, 2012, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $144.1 million as of December 29, 2012 and was $142.3 million as of December 31, 2011.

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
2013 and 2011 Notes Hedges
The 2011 Notes Hedges expired unexercised on December 15, 2011. The 2013 Notes Hedges expire on December 15, 2013, and must be settled in net shares of Cadence common stock. Therefore, upon expiration of the 2013 Notes Hedges the counterparties will deliver shares of common stock to Cadence that represent the value, if any, by which the price of the common stock exceeds the price stipulated within the particular hedge agreement. The aggregate cost of the hedges entered into in connection with the 2011 Notes Hedges (which had similar conversion features as the 2013 Notes) and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to stockholders' equity. In connection with the purchase of a portion of the 2013 Notes and 2011 Notes during fiscal 2010, Cadence also sold a portion of the 2013 Notes Hedges and the 2011 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence's common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2013 Notes Hedges was $0.7 million as of December 29, 2012 and $1.4 million as of December 31, 2011. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the consolidated financial statements as long as the instruments remain classified as equity.
2013 and 2011 Warrants
In December 2006, Cadence sold warrants in separate transactions, which consisted of the 2013 Warrants and the 2011 Warrants, for the purchase of up to 23.6 million shares of Cadence's common stock at a strike price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in stockholders' equity. In connection with the purchase of some of the 2013 Notes and the 2011 Notes during fiscal 2010, Cadence also purchased some of the 2013 Warrants and the 2011 Warrants, reducing the number of shares of Cadence common stock subject to purchase rights by 9.7 million shares at a cost of $0.1 million. The 2011

Warrants expired on various dates from February 2012 through April 2012 reducing the number of shares of Cadence common stock subject to purchase rights by 7.1 million shares. The 2013 Warrants will expire on various dates from February 2014 through April 2014. The 2013 Warrants must be settled in net shares of Cadence's common stock. Therefore, upon expiration, Cadence will issue shares of common stock to the purchasers of the warrants that represent the value, if any, by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
2013 and 2011 Notes Interest Expense
The effective interest rate and components of interest expense of the 2013 Notes for fiscal 2012 and of the 2013 Notes and 2011 Notes for fiscal 2011 and 2010, were as follows:

	2012	2011	2010
	(In thousands, except percentages)
Effective interest rate	6.4%	6.3%	6.3%

Contractual interest expense	$2,159	$4,119	$5,579
Amortization of debt discount	6,272	12,654	16,055
Total interest expense	$8,431	$16,773	$21,634
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of December 29, 2012 and December 31, 2011, the remaining balance and the total fair value of the 2023 Notes was approximately $0.2 million.
Credit Facility
On December 12, 2012, Cadence entered into a five-year senior secured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million.
Any outstanding loans drawn under the credit facility are due at maturity on December 12, 2017. Outstanding amounts may be paid at any time prior to maturity. The facility is secured by certain accounts receivable and certain equity interests in Cadence's subsidiaries.
Interest accrues based on Cadence's consolidated leverage ratio. Borrowings may be made at LIBOR plus a margin between 1.25% and 2.0% per annum or at the base rate plus a margin between 0.25% and 1.0% per annum, where in each case the margin is determined by reference to a specified leverage ratio. Interest is payable quarterly. A commitment fee ranging from 0.20% to 0.35% is assessed on the daily average undrawn portion of revolving commitments.
The credit facility contains customary negative covenants that, among other things, restrict Cadence's ability to incur additional indebtedness, grant liens and make certain investments, make acquisitions, dispose of certain assets and make certain restricted payments, including dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 3 to 1, and a minimum interest coverage ratio of 3 to 1.
Cadence had no outstanding balance on the credit facility and was in compliance with all financial covenants as of December 29, 2012.

NOTE 4. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION

For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of the acquisition.
Sigrity, Inc.
On July 2, 2012, Cadence acquired Sigrity, Inc., or Sigrity, a provider of signal and power integrity analysis tools for system, printed circuit board and integrated circuit package designs. Cadence is incorporating the Sigrity technology into its Allegro product offering. The goodwill associated with this acquisition resulted primarily from Cadence's expectation of synergies from the integration of Sigrity's product offerings with Cadence's product offerings, and is not deductible for income tax purposes. Comparative pro forma financial information for this acquisition has not been presented because the results of operations were not material to Cadence's consolidated financial statements.
Total cash consideration for Sigrity was $78.5 million (net of cash acquired of $7.5 million), of which $64.3 million was paid at closing, and $14.2 million was deferred and is conditioned upon certain Sigrity shareholders remaining employees of Cadence over designated retention periods. Cadence recorded compensation expense of $3.5 million during fiscal 2012 related to this deferred purchase consideration and will expense the remaining $10.7 million over the remaining retention periods.
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

Sigrity's assets and liabilities were recorded at their fair values on the date of acquisition. The fair values of Sigrity's intangible assets and deferred revenue were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 8.

The deferred tax liabilities primarily related to the intangible assets acquired with Sigrity which will provide Cadence a future source of taxable income. As a result, Cadence released $14.8 million of its deferred tax asset valuation allowance, which was recognized as a benefit for income taxes during fiscal 2012.
2011 Acquisitions

During fiscal 2011, Cadence acquired companies for an aggregate purchase price of $49.3 million and recorded a total of $32.3 million of goodwill and $21.6 million of other intangible assets. The intangibles are being amortized over a weighted-average life of approximately seven years. The $32.3 million of goodwill is not expected to be deductible for income tax purposes.
Denali Software, Inc.

In June 2010, Cadence acquired Denali Software, Inc., or Denali, a privately-held provider of electronic design automation software and intellectual property used in system-on-chip design and verification. Cadence acquired Denali to expand its portfolio to provide system component modeling and design IP. The goodwill associated with Cadence's acquisition of Denali resulted primarily from Cadence's expectation of synergies from the integration of Denali's product offerings with Cadence's EDA product offerings. Total cash consideration for Denali was $262.8 million (net of cash acquired of $46.7 million), of which $250.2 million was paid at closing and $12.6 million was deferred and was conditioned on certain Denali shareholders remaining employees of Cadence over designated retention periods, and as a result, Cadence recorded compensation expense of $0.7 million, $1.5 million and $10.2 million during fiscal 2012, 2011 and 2010, respectively. Cadence expects to expense the remaining $0.2 million over the stated retention periods through 2014. The $152.2 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes.

The following table summarizes the allocation of the purchase price for Denali and the estimated amortization period for the acquired intangibles:

(In thousands)
Cash and cash equivalents	$46,670
Accounts receivable	11,060
Current assets	1,668
Other assets	630
Acquired intangibles:
Existing technology (six- to nine-year useful lives)	65,700
Agreements and relationships (three- to twelve-year useful lives)	98,800
Tradenames, trademarks and patents (ten-year useful lives)	4,300
Goodwill	152,172
Total assets acquired	$381,000
Deferred revenue	(11,259)
Other current liabilities	(5,783)
Long-term deferred tax liabilities	(67,153)
Net assets acquired	$296,805

Denali's assets and liabilities were recorded at their fair values on the date of acquisition. The fair values of Denali's intangible assets and deferred revenue were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 8.

The financial information in the table below summarizes the combined results of operations of Cadence and Denali, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2010. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 3, 2010 or of results that may occur in the future.

2010
(In thousands)
Total revenue	$947,849
Net income	$109,828
Because Cadence recorded deferred taxes of $66.7 million, primarily related to the intangible assets acquired with Denali, Cadence released a corresponding amount of its deferred tax asset valuation allowance. The $66.7 million release of the valuation allowance was recognized as a benefit for income taxes during fiscal 2010. The pro forma net income presented above does not include this non-recurring benefit for income taxes. The pro forma tax effects were calculated considering Cadence's valuation allowance position on its United States losses and tax credits.

Other 2010 Acquisition

During fiscal 2010, Cadence acquired another company and recorded $3.9 million of goodwill and $2.2 million of intangible assets. The $3.9 million of goodwill recorded in connection with this acquisition is not expected to be deductible for income tax purposes. Of the $2.2 million of intangible assets, $0.5 million was initially allocated to in-process research and development as an indefinite-lived intangible asset. The project was completed during fiscal 2011 and is being amortized over its expected life of 5 years. The remaining $1.7 million of intangible assets has a weighted-average life of 5 years.

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

One of the fiscal 2010 acquisitions includes contingent consideration payments based on future financial measures of the acquired technology. The contingent consideration arrangement requires payments of up to $4.0 million if certain financial measures are met during the three-year period subsequent to the consummation of the acquisition.
The following table presents the maximum payment and fair value of the contingent consideration for the fiscal 2011 and the fiscal 2010 acquisitions:

		Fair value as of
	Maximum payment	Acquisition Date	December 29, 2012
	(in thousands)
Fiscal 2011 acquisition contingent consideration	$5,000	$3,521	$4,118
Fiscal 2010 acquisition contingent consideration	4,000	858	100
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions, including the contingent consideration noted in the table above, subject to the satisfaction of future financial measures. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $18.8 million over the next 40 months. Of the $18.8 million, up to $12.4 million would be recorded as operating expenses in the consolidated income statements.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2012 and determined that the fair value of Cadence's single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.
The changes in the carrying amount of goodwill during fiscal 2012 and 2011 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 1, 2011	$158,893
Goodwill resulting from acquisitions	32,250
Additions due to contingent consideration*	1,347
Effect of foreign currency translation	(365)
Balance as of December 31, 2011	$192,125
Goodwill resulting from acquisitions	39,680
Additions due to contingent consideration*	1,041
Effect of foreign currency translation	420
Balance as of December 29, 2012	$233,266
_________
* Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with accounting standards that were authoritative at that time, whereby contingent consideration is added to goodwill as it is earned.

Acquired Intangibles, Net
Acquired intangibles with definite lives as of December 29, 2012 were as follows, excluding intangibles that were fully amortized as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$112,940	$(30,171)	$82,769
Agreements and relationships	133,764	(37,769)	95,995
Distribution rights	30,100	(28,595)	1,505
Tradenames, trademarks and patents	12,485	(7,816)	4,669
Total acquired intangibles	$289,289	$(104,351)	$184,938

Acquired intangibles with definite lives as of December 31, 2011 were as follows, excluding intangibles that were fully amortized as of January 1, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$90,433	$(17,119)	$73,314
Agreements and relationships	118,060	(27,123)	90,937
Distribution rights	30,100	(25,585)	4,515
Tradenames, trademarks and patents	26,183	(21,715)	4,468
Total acquired intangibles	$264,776	$(91,542)	$173,234
Amortization expense from existing technology intangible assets is included in cost of product and amortization expense from a maintenance agreement intangible asset is included in cost of maintenance. Amortization expense for fiscal 2012, 2011 and 2010, by consolidated income statement caption, was as follows:

	2012	2011	2010
	(In thousands)
Cost of product	$13,003	$10,480	$5,603
Cost of maintenance	538	—	1,045
Amortization of acquired intangibles	15,077	16,536	14,160
Total amortization of acquired intangibles	$28,618	$27,016	$20,808
Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2013	$27,914
2014	25,178
2015	24,831
2016	24,307
2017	23,257
Thereafter	59,451
Total estimated amortization expense	$184,938

NOTE 6. INCOME TAXES

Cadence's income (loss) before provision (benefit) for income taxes included income (loss) from the United States and from foreign subsidiaries for fiscal 2012, 2011 and 2010, is as follows:

	2012	2011	2010
	(In thousands)
United States	$61,865	$39,175	$(141,726)
Foreign subsidiaries	126,406	56,251	78,958
Total income (loss) before provision (benefit) for income taxes	$188,271	$95,426	$(62,768)

Cadence's foreign subsidiaries are generally subject to lower statutory tax rates than the United States statutory federal income tax rate of 35%.

Cadence's provision (benefit) for income taxes was comprised of the following items for fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Current:
Federal	$(588)	$(662)	$(143,045)
State and local	(36,650)	1,363	(3,475)
Foreign	19,409	13,752	24,468
Total current	(17,829)	14,453	(122,052)

Deferred:
Federal	(203,731)	(4,937)	(59,880)
State and local	(28,894)	(524)	(8,523)
Foreign	(7,799)	(2,350)	4,212
Total deferred	(240,424)	(7,811)	(64,191)

Tax expense (benefit) allocated to shareholders' equity	6,576	16,555	(3,063)

Total provision (benefit) for income taxes	$(251,677)	$23,197	$(189,306)

The provision (benefit) for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to income (loss) before provision (benefit) for income taxes for fiscal 2012, 2011 and 2010 as follows:

	2012	2011	2010
	(In thousands)
Provision computed at federal statutory income tax rate	$65,895	$33,400	$(21,968)
State and local income tax, net of federal tax effect	3,626	6,493	(3,970)
Foreign income tax rate differential	(39,308)	(6,676)	(7,053)
Non-deductible share-based compensation costs	7,785	1,651	11,129
Change in deferred tax asset valuation allowance	(301,542)	(3,617)	(26,550)
Tax credits	(3,744)	(12,588)	(12,495)
Repatriation of foreign earnings	(2,645)	708	(407)
Non-deductible research and development expense	1,968	—	3,199
Financing arrangements	—	—	(1,821)
Withholding taxes	3,593	3,851	2,778
Tax settlements, domestic	(37,481)	328	(147,109)
Tax settlements, foreign	(804)	(2,451)	—
Interest and penalties not included in tax settlements	2,552	1,840	7,595
Increase (decrease) in unrecognized tax benefits not included in tax settlements	47,329	933	8,496
Other	1,099	(675)	(1,130)
Provision (benefit) for income taxes	$(251,677)	$23,197	$(189,306)
Effective tax rate	(134)%	24%	302%

The components of deferred tax assets and liabilities consisted of the following as of December 29, 2012 and December 31, 2011:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$129,724	$133,829
Intangible assets	56,512	70,314
Reserves and accruals	50,960	77,325
Capitalized research and development expense for income tax purposes	34,046	40,510
Share-based compensation costs	20,012	20,661
Operating loss carryforwards	24,429	56,330
Deferred income	27,237	17,840
Capital loss carryforwards	23,026	23,737
Depreciation and amortization	8,979	7,058
Investments	7,550	7,339
Other	4,185	3,723
Total deferred tax assets	386,660	458,666
Valuation allowance	(74,323)	(375,864)
Net deferred tax assets	312,337	82,802

Deferred tax liabilities:
Intangible assets	(70,086)	(66,878)
Undistributed foreign earnings	(13,113)	(5,584)
Other	(965)	(6,700)
Total deferred tax liabilities	(84,164)	(79,162)
Total net deferred tax assets	$228,173	$3,640

The operating loss carryforwards included in the components of deferred tax assets and liabilities do not include excess tax benefits associated with share-based compensation. The excess tax benefit from share-based compensation is not recognized until a tax deduction is realized on Cadence's income tax returns. As of December 29, 2012 and December 31, 2011, Cadence had unrealized share-based compensation deductions as follows:

	As of
	December 29, 2012	December 31, 2011
	(Tax Effected - In thousands)
Federal	$2,170	$2,343
California	457	457

Upon realization of these deductions on Cadence's income tax returns, the tax effect of these deductions will result in an increase to stockholders' equity rather than as a reduction of income tax expense.

Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This analysis involves weighing both the positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. During fiscal 2012, Cadence determined that there was sufficient positive evidence to release the year-end valuation allowance of $219.6 million that was previously reserved against a substantial portion of the United States federal and state deferred tax assets. The evidence that the Company relied on to make this determination included the following:

•	The magnitude and duration of Cadence's current profitability in the United States;

•	Cadence's four year history of approximately 90% of the aggregate value of its bookings being of a type that revenue is recurring, or ratable, in nature;

•	Cadence's existing revenue backlog as of December 29, 2012 that provides Cadence with an objective source of future revenues to be recognized in fiscal 2013 and subsequent periods; and

•	Cadence's expectation of having sufficient sources of income in the future to prevent the expiration of deferred tax assets.

Cadence maintained a valuation allowance of $74.3 million on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:

•	State credits and foreign tax credits in foreign jurisdictions that are accumulating at a rate greater than our capacity to utilize the credits;

•	Federal and foreign deferred tax assets related to investments and capital losses that can only be utilized against gains that are capital in nature; and

•	Domestic foreign tax credits that have not been recognized for income tax purposes and can only be fully utilized if we have sufficient levels of foreign source income in the future.

After consideration of the valuation allowance, Cadence had total net deferred tax assets of $228.2 million as of December 29, 2012.

Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. Cadence intends to indefinitely reinvest $285.2 million of undistributed earnings of its foreign subsidiaries as of December 29, 2012, to meet the working capital and long-term capital needs of its foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was $55.8 million as of December 29, 2012.

As of December 29, 2012, Cadence's operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(in thousands)
Federal	$21,985	from 2021 through 2031
California	263,023	from 2013 through 2031
Other states (tax effected, net of federal benefit)	4,466	from 2013 through 2031

As of December 29, 2012, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(in thousands)
Federal (1)	$94,213	from 2015 through 2032
California	32,103	do not expire until utilized
Other states	9,699	from 2013 through 2026
Foreign	8,340	do not expire until utilized
_____________
(1) This amount includes foreign tax credits that have not been recognized for income tax purposes. We have not included an expiration period for foreign tax credits that have not been recognized for income tax purposes.

Examinations by Tax Authorities
The IRS and other tax authorities regularly examine Cadence's income tax returns. Cadence's federal income tax returns beginning with the 2009 tax year remain subject to examination by the IRS. Cadence's California state income tax returns beginning with the 2004 tax year remain subject to examination by the California Franchise Tax Board, or FTB, and the FTB is currently examining Cadence's California state income tax returns for the tax years 2004 through 2006. Cadence's Israel income tax returns beginning with the 2007 tax year are subject to examination by the Israeli Tax Authority.

In October 2010, the Appeals Office of the IRS, or the Appeals Office provided Cadence with copies of the settlement agreements that resolved the previously disputed tax positions. As a result of this effective settlement, Cadence recognized a benefit for income taxes of $147.9 million in its consolidated income statement during fiscal 2010.

In 2009, the IRS completed its field examination of Cadence's federal income tax returns for the tax years 2003 through 2005 and issued a Revenue Agent's Report, or RAR, in which the IRS proposed to assess an aggregate deficiency for the three-year period of $60.7 million. The IRS contested Cadence's transfer pricing arrangements with its foreign subsidiaries and deductions for foreign trade income. In June 2011, the Appeals Office provided Cadence with copies of the settlement agreements that were executed by the Appeals Office, resolving the previously disputed tax positions. As a result of this effective settlement, Cadence recognized a benefit for income taxes of $5.7 million in its consolidated income statement during fiscal 2011.

In November 2011, the IRS completed its field examination of Cadence's federal income tax returns for the tax years 2006 through 2009 and issued examination reports, in which the IRS proposed to assess an aggregate deficiency for the four-year period of $4.1 million. Cadence determined that the certain tax positions were effectively settled and Cadence recognized a provision for income taxes of $3.9 million in its consolidated income statement during fiscal 2011.

In December 2012, the FTB completed its field examination of Cadence's California state income tax returns for the tax years 2001 through 2003 and issued a Notice of Proposed Assessment, or NPA, that resulted in tax refunds due to Cadence. Cadence determined that certain tax positions were effectively settled and Cadence recognized a benefit for income taxes of $36.7 million in its consolidated income statement during fiscal 2012.

Unrecognized Tax Benefits

The changes in Cadence's gross amount of unrecognized tax benefits during fiscal 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$98,812	$131,545	$324,837
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year	2,194	(3,791)	(130,313)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	3,082	1,588	12,052
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(11,768)	(30,115)	(74,890)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(189)	(421)	(109)
Effect of foreign currency translation	247	6	(32)
Unrecognized tax benefits at the end of the fiscal year	$92,378	$98,812	$131,545

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence's effective tax rate	$57,725	75,057	$83,676

The total amounts of interest and penalties recognized in the consolidated income statements as provision (benefit) for income taxes for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Interest	$(11,184)	$2,173	$(46,268)
Penalties	(1,862)	(1,495)	4,471

The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 29, 2012 and December 31, 2011 were as follows:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Interest	$24,427	$35,368
Penalties	8,953	11,574

Cadence believes that it is reasonably possible that certain acquired unrecognized tax benefits recorded in a past business combination could decrease during fiscal 2013 because the statute of limitations for examination may expire. Cadence estimates the range of possible decrease to be as much as $12.0 million. Cadence also believes that it is reasonably possible that certain unrecognized tax benefits related to the FTB's examination of Cadence's California tax returns for the 2004 through 2006 tax years could decrease during fiscal 2013 if these tax positions are determined to be effectively settled. Cadence estimates the range of possible decrease to be as much as $13.4 million.

NOTE 7. RECEIVABLES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
Cadence's current and long-term receivables balances as of December 29, 2012 and December 31, 2011 were as follows:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Accounts receivable	$67,259	$99,686
Installment contract receivables, short-term	30,647	37,086
Long-term receivables	7,559	11,371
Total receivables	$105,465	$148,143
Less allowance for doubtful accounts	(85)	—
Total receivables, net	$105,380	$148,143
Cadence's customers are primarily concentrated within the semiconductor, electronics systems and consumer electronics industries. As of December 29, 2012 and December 31, 2011, no single customer accounted for 10% of Cadence's total receivables. As of December 29, 2012, approximately 47% of Cadence's total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 31, 2011, approximately 45% of Cadence's total receivables were attributable to the ten customers with the largest balances of total receivables.
The following table presents the change in Cadence's allowance for doubtful accounts for fiscal 2012 and 2011:

	Balance at Beginning of Period	(Charged to) Credited to Costs and Expenses	Uncollectible Accounts Written Off, Net	Balance at End of Period
	(In thousands)
Year ended December 29, 2012	$—	$(215)	$130	$(85)
Year ended December 31, 2011	$(7,604)	$6,596	$1,008	$—

NOTE 8. FAIR VALUE
Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Cadence's market assumptions. These two types of inputs have created the following fair value hierarchy:

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2012.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 29, 2012 and December 31, 2011:

	Fair Value Measurements as of December 29, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$566,334	$566,334	$—	$—
Short-term investments:
Corporate debt securities	31,359	—	31,359	—
Bank certificates of deposit	27,826	—	27,826	—
United States Treasury securities	23,239	23,239	—	—
United States government agency securities	10,258	10,258	—	—
Commercial paper	5,783	—	5,783	—
Marketable equity securities	2,239	2,239	—	—
Trading securities held in Non-Qualified Deferred Compensation Plan, or NQDC	24,329	24,329	—	—
2015 Notes Hedges	303,154	—	303,154	—
Foreign currency exchange contracts	1,737	—	1,737	—
Total Assets	$996,258	$626,399	$369,859	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,218	$—	$—	$4,218
2015 Notes Embedded Conversion Derivative	303,154	—	303,154	—
Total Liabilities	$307,372	$—	$303,154	$4,218

	Fair Value Measurements as of December 31, 2011:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents – money market funds	$484,102	$484,102	$—	$—
Short-term investments:
Marketable equity securities	3,037	3,037	—	—
Trading securities held in NQDC	24,058	24,058	—	—
2015 Notes Hedges	215,113	—	215,113	—
Foreign currency exchange contracts	200	—	200	—
Total Assets	$726,510	$511,197	$215,313	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,911	$—	$—	$3,911
2015 Notes Embedded Conversion Derivative	215,113	—	215,113	—
Total Liabilities	$219,024	$—	$215,113	$3,911

Level 1 Measurements
Cadence's cash equivalents held in money market funds, available-for-sale United States Treasury securities, United States government agency securities, marketable equity securities and the trading securities held in Cadence's NQDC trust are measured at fair value using level 1 inputs.
Level 2 Measurements
The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are measured at fair value using level 1 and level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of Cadence's common stock, risk-free interest rate and other factors.
Cadence's available-for-sale corporate debt securities, bank certificates of deposit and commercial paper are measured at fair value using level 2 inputs. Cadence obtains the fair values of its level 2 available-for-sale securities from a professional pricing service and validates the fair values by assessing the pricing methods and inputs and by comparing the fair values to another independent source.
The fair values of Cadence's 2013 Notes and 2015 Notes, which differ from their carrying values, are influenced by interest rates and Cadence's stock price and stock price volatility and are determined by prices for the 2013 Notes and 2015 Notes observed in market trading, which are level 2 inputs.
Cadence's foreign currency exchange contracts are measured at fair value using observable foreign currency exchange rates.
Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence's 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of December 29, 2012 and December 31, 2011. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the consolidated income statements. For an additional description of the related business combinations, see Note 4.
The following table summarizes the level 3 activity for fiscal 2011 and 2012:

(In thousands)
Balance as of January 1, 2011	$966
Acquisitions	3,521
Adjustments	(576)
Balance as of December 31, 2011	$3,911
Payments	(39)
Adjustments	346
Balance as of December 29, 2012	$4,218

Cadence acquired intangible assets of $40.6 million, $21.6 million and $171.0 million in fiscal 2012, 2011 and 2010, respectively. The fair value of the intangible assets acquired was determined using the income approach and using level 3 inputs. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to electronic design automation software development, discount rates consistent with the level of risk and the economy in general. The fair value of these intangible assets is affected most significantly by the projected income associated with the intangible assets and the timing of the projected income, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the income projections increase or decrease, the fair value of the intangible assets would increase or decrease accordingly, in amounts that will vary based on the timing of the projected income and the discount rate used to calculate the present value of the expected income. The intangibles acquired in fiscal 2012 were related to Cadence's acquisition of Sigrity and were valued using discount rates ranging from 11% to 12%.

As part of the Sigrity acquisition in fiscal 2012, Cadence also assumed an obligation related to deferred revenue of $3.8 million, which was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit, which was 25% for the Sigrity deferred revenue. The total costs including the assumed profit were adjusted to present value using a discount rate, which was approximately 3% for the Sigrity deferred revenue. The resulting fair value approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligation is affected most significantly by the estimated costs required to support the obligation, but is also affected by the assumed profit and the discount rate.

As part of the Denali acquisition in 2010, Cadence also assumed an obligation related to deferred revenue of $11.3 million, which was also estimated using the cost build-up approach.

Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and deferred revenue obligations are reasonable, but significant judgment is involved.

NOTE 9. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence's cash, cash equivalents and short-term investments at fair value as of December 29, 2012 and December 31, 2011 were as follows:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$726,357	$601,602
Short-term investments	100,704	3,037
Cash, cash equivalents and short-term investments	$827,061	$604,639
Cash and Cash Equivalents
The following table summarizes Cadence's cash and cash equivalents at fair value as of December 29, 2012 and December 31, 2011:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Cash and interest bearing deposits	$160,023	$117,500
Money market funds	566,334	484,102
Total cash and cash equivalents	$726,357	$601,602
The amortized cost of Cadence's cash equivalents approximates fair value.

Short-Term Investments
The following tables summarize Cadence's short-term investments as of December 29, 2012 and December 31, 2011:

	As of December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$31,313	$57	$(11)	$31,359
Bank certificates of deposit	27,805	21	—	27,826
United States Treasury securities	23,213	26	—	23,239
United States government agency securities	10,245	13	—	10,258
Commercial paper	5,777	6	—	5,783
Marketable debt securities	98,353	123	(11)	98,465
Marketable equity securities	1,817	422	—	2,239
Total short-term investments	$100,170	$545	$(11)	$100,704

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$1,830	$1,207	$—	$3,037
Total short-term investments	$1,830	$1,207	$—	$3,037

Cadence purchased its investments in marketable debt securities during fiscal 2012. As of December 29, 2012, any security Cadence held with an unrealized loss had been held for less than one year.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of December 29, 2012, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$57,447	$57,491
Due in one to three years	40,906	40,974
Total marketable debt securities included in short-term investments	$98,353	$98,465
Realized gains from the sale of marketable debt and equity securities for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Gains on sale of marketable debt and equity securities	$143	$8,052	$—

Amortization of premium or discount related to Cadence's marketable debt securities for fiscal 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(In thousands)
Amortization of premium or discount	$(498)	$—	$—
Non-Marketable Investments
Cadence's non-marketable investments generally consist of voting preferred stock or convertible debt of privately-held companies and are included in other assets on Cadence's consolidated balance sheets. If Cadence determines that it has the ability to exercise significant influence over the issuer, which may include considering whether the investments are in-substance common stock, the investment is accounted for using the equity method.
Cadence's non-marketable investments as of December 29, 2012 and December 31, 2011 were as follows:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Cost method	$3,038	$6,157
Equity method	4,249	4,303
Total non-marketable investments	$7,287	$10,460
Net realized gains on the sale of non-marketable investments for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Gains on sale of non-marketable investments	$2,895	$8,281	$4,916
Cost Method Investments
Cadence recorded write-downs related to cost method investments due to other-than-temporary declines in value during fiscal 2012, 2011 and 2010 as follows:

	2012	2011	2010
	(In thousands)
Write-down of cost method investments	$1,103	$—	$1,500
These write-downs are included in other income, net, in the consolidated income statements.
Equity Method Investments
The equity method income or loss recorded by Cadence is based on Cadence's percentage ownership of each issuer's preferred stock or convertible debt available to absorb losses or with contractual rights to income. Cadence's level of participation in future financings of its equity method issuers may impact its proportional share of future income or losses. Cadence records its proportional share of the issuers' gains or losses in other income, net.
Cadence recorded losses related to equity method investments during fiscal 2012, 2011 and 2010 as follows:

	2012	2011	2010
	(In thousands)
Equity losses from non-marketable investments	$65	$136	$133

NOTE 10. BALANCE SHEET COMPONENTS

A summary of certain balance sheet components as of December 29, 2012 and December 31, 2011 is as follows:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Inventories:
Raw materials	$23,654	$24,247
Finished goods	12,509	18,996
Inventories	$36,163	$43,243

Prepaid expenses and other:
Prepaid expenses and other	$68,494	$52,290
Deferred income taxes	58,542	11,926
Prepaid expenses and other	$127,036	$64,216

Property, plant and equipment:
Computer equipment and related software	$541,180	$557,473
Buildings	127,201	127,394
Land	61,236	61,208
Leasehold and building improvements	82,234	77,006
Furniture and fixtures	21,961	43,418
Equipment	44,108	47,831
Assets not ready to be placed in service	1,969	7,177
Total cost	879,889	921,507
Less: Accumulated depreciation and amortization	(635,450)	(658,990)
Property, plant and equipment, net	$244,439	$262,517

Other Assets:
Deferred income taxes	$171,721	$5,232
Non-qualified deferred compensation assets	24,235	23,889
Non-marketable securities	7,287	10,460
Other long-term assets	22,323	18,458
Other assets	$225,566	$58,039

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$129,956	$108,701
Accounts payable	6,412	3,231
Income taxes payable - current	2,305	6,488
Accrued operating liabilities	32,645	47,371
Accounts payable and accrued liabilities	$171,318	$165,791

Other Long-term Liabilities:
Income taxes payable - long-term	$51,994	$71,218
Non-qualified deferred compensation liability	24,329	24,057
Long-term acquisition-related holdbacks and payments	5,614	3,872
Other long-term liabilities	22,096	29,747
Other long-term liabilities	$104,033	$128,894

NOTE 11. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION

Equity Incentive Plans

Cadence's 2000 Equity Incentive Plan, as amended, or 2000 Plan, provides for the issuance of non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquired restricted stock. The total number of shares available for issuance under the 2000 Plan, as amended, is 57,500,000 plus any shares that were not subject to a grant or that are forfeited under prior plans that were terminated and incorporated into the 2000 Plan. Options granted under the 2000 Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a three to four-year period. Options granted under the 2000 Plan expire seven years from the date of grant.

Cadence's 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options and restricted stock awards. The 1987 Plan is used to grant awards to certain executive officers. The number of shares available for issuance under the 1987 Plan, as amended, is 79,370,100 shares, of which only 5,000,000 shares may be issued pursuant to restricted stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years, and expire seven years from the date of grant. Vesting of restricted stock awards granted under the 1987 Plan may require attainment of specified performance criteria.

Under the 1995 Directors Stock Incentive Plan, or the Directors Plan, Cadence may grant non-qualified options to its non-employee directors at an exercise price not less than the fair market value of the stock on the date of grant. The maximum number of shares available for issuance under the Directors Plan is 3,550,000. Options granted under the Directors Plan expire after ten years and vest one year from the date of grant.

Cadence has assumed certain options granted to employees of acquired companies, or Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered under the terms of the respective original plans of the acquired companies. All of the Acquired Options have been adjusted for the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. If the Acquired Options are cancelled, forfeited or expire, they do not become available for future grant. No additional options will be granted under any of the acquired companies' plans.

Stock-based Compensation

Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the Employee Stock Purchase Plan, or ESPP, during fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Stock options	$8,752	$8,685	$7,924
Restricted stock	34,838	30,815	31,725
ESPP	3,971	4,088	3,811
Total stock-based compensation expense	$47,561	$43,588	$43,460

Income tax benefit	$12,453	$1,406	$1,370

Stock-based compensation expense is reflected throughout Cadence's costs and expenses during fiscal 2012, 2011 and 2010 as follows:

	2012	2011	2010
	(In thousands)
Cost of product	$99	$111	$117
Cost of services	1,889	2,105	2,225
Cost of maintenance	1,218	1,357	1,435
Marketing and sales	10,193	10,356	9,765
Research and development	21,516	18,561	18,324
General and administrative	12,646	11,098	11,594
Total stock-based compensation expense	$47,561	$43,588	$43,460

The fair value of stock options and purchase rights issued under our ESPP are calculated using the Black-Scholes option pricing model. The computation of the expected volatility assumption used for new awards is based on implied volatility when the remaining maturities of the underlying traded options are at least one year. When the remaining maturities of the underlying traded options are less than one year, expected volatility is based on a weighting of historical and implied volatilities. When determining the expected term, Cadence reviews historical employee exercise behavior from options having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes for the comparable term in effect at the time of grant. The expected dividend yield used in the calculation is zero because Cadence has not historically paid and does not expect to pay dividends in the foreseeable future.

Stock Options

The exercise price of each stock option granted under Cadence's employee equity incentive plans is equal to or greater than the closing price of Cadence's common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	46.4%	44.9%	45.9%
Risk-free interest rate	0.79%	2.18%	2.45%
Expected term (in years)	4.6	4.7	4.6
Weighted-average fair value of options granted	$4.57	$3.93	$2.51

A summary of the changes in stock options outstanding under Cadence's equity incentive plans during fiscal 2012 is presented below:

		Weighted- Average	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 31, 2011	22,996	$11.01
Granted	1,700	$11.63
Exercised	(2,457)	$7.78
Canceled and forfeited	(2,961)	$16.03
Options outstanding as of December 29, 2012	19,278	$10.71	3.4	$71,574
Options vested as of December 29, 2012	15,696	$11.00	2.9	$57,307
Options vested as of, and expected to vest after, December 29, 2012	19,222	$10.71	3.3	$71,386

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $11.9 million as of December 29, 2012, which will be recognized over the remaining weighted-average vesting period of 2.1 years.

The total intrinsic value of and cash received from options exercised during fiscal 2012, 2011 and 2010 was:

	2012	2011	2010
	(In thousands)
Intrinsic value of options exercised	$11,493	$7,255	$1,435
Cash received from options exercised	$19,119	$6,478	$868

Restricted Stock

Generally, restricted stock, which includes restricted stock awards and restricted stock units, vests over three to four years and is subject to the employee's continuing service to Cadence. The vesting of certain restricted stock grants is subject to attainment of specified performance criteria. Each fiscal quarter, Cadence estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense using the graded-vesting method. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(In thousands)
Stock-based compensation expense related to performance-based grants	$3,230	$2,174	$2,541

A summary of the changes in restricted stock outstanding under Cadence's equity incentive plans during fiscal 2012 is presented below:

		Weighted- Average Grant Date	Weighted- Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of December 31, 2011	7,827	$8.39
Granted	6,078	$11.33
Vested	(4,033)	$8.02
Forfeited	(428)	$9.07
Unvested shares as of December 29, 2012	9,444	$10.40	1.2	$126,928
Unvested shares expected to vest after December 29, 2012	8,869	$10.38	1.2	$119,206

Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants of $77.3 million as of December 29, 2012, which will be recognized over the remaining weighted-average vesting period of 2.2 years.

The total fair value realized by employees upon vesting of restricted stock during fiscal 2012, 2011 and 2010 was:

	2012	2011	2010
	(In thousands)
Fair value of restricted stock realized upon vesting	$48,249	$43,756	$28,866

Employee Stock Purchase Plan

Cadence administers an ESPP, as amended from time to time. Under the terms of the ESPP, Cadence is authorized to issue up to 66,500,000 shares of common stock.

Under the ESPP, a majority of Cadence's employees are eligible to purchase Cadence's common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 5% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $7,058.82 worth of common stock. The offering periods have a six-month duration and begin on each February 1 and August 1. The purchase dates fall on the last days of the six-month offering periods.

Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Dividend yield	None	None	None
Expected volatility	31.4%	38.4%	39.1%
Risk-free interest rate	0.12%	0.17%	0.19%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of options granted	$2.78	$2.48	$1.72

Shares of common stock issued under the ESPP for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	1,548	2,029	2,568
Cash received for the purchase of shares under the ESPP	$13,568	$13,236	$12,765
Weighted-average purchase price per share	$8.77	$6.52	$4.97

Reserved for Future Issuance

As of December 29, 2012, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	39,505
2015 Warrants (Note 3)	46,382
2011 and 2013 Notes Warrants (Note 3)	6,830
Employee stock purchase plans	3,752
Directors stock option plans*	2,681
2023 Notes conversion (Note 3)	11
Total	99,161

* Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.

NOTE 12. STOCK REPURCHASE PROGRAMS

Cadence's Board of Directors has authorized the following programs to repurchase shares of Cadence's common stock in the open market, which remained in effect on December 29, 2012:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)
February 2008	$500,000	$314,389
August 2008	500,000	500,000
Total remaining authorization		$814,389

The shares repurchased under Cadence's stock repurchase programs and the total cost of repurchased shares during fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Shares repurchased	—	—	6,493
Total cost of repurchased shares	$—	$—	$39,997

NOTE 13. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income during the period by the weighted average number of shares of common stock outstanding during that period, less unvested restricted stock awards. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

The calculations for basic and diluted net income per share for fiscal 2012, 2011 and 2010 are as follows:

	2012	2011	2010
	(In thousands, except per share amounts)
Net income	$439,948	$72,229	$126,538
Weighted average common shares used to calculate basic net income per share	270,479	263,892	260,787
2023 Notes	11	11	11
2015 Warrants	4,237	—	—
Stock-based compensation	5,940	6,913	5,073
Weighted average common shares used to calculate diluted net income per share	280,667	270,816	265,871
Net income per share - basic	$1.63	$0.27	$0.49
Net income per share - diluted	$1.57	$0.27	$0.48
The following table presents shares of Cadence's common stock outstanding for fiscal 2012, 2011 and 2010 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2012	2011	2010
	(In thousands)
2015 Warrants	—	46,382	46,382
2011 Warrants and 2013 Warrants	6,830	13,922	13,922
Options to purchase shares of common stock	11,501	17,580	22,100
Non-vested shares of restricted stock	70	800	1,808
Total potential common shares excluded	18,401	78,684	84,212

NOTE 14. OTHER COMPREHENSIVE INCOME
Cadence's other comprehensive income is comprised of foreign currency translation gains and losses, changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses and changes in defined benefit plan liabilities.
Changes in unrealized holding gains or losses on available-for-sale securities includes the following for fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Unrealized holding gains or losses	$(764)	$50	$9,320
Tax effect of unrealized holding gains	—	2,882	(2,882)
Reclassification of unrealized holding gains or losses to other income, net	(141)	(8,072)	—
Changes in unrealized holding gains or losses	$(905)	$(5,140)	$6,438
Accumulated other comprehensive income was comprised of the following as of December 29, 2012, and December 31, 2011:

	As of
	December 29, 2012	December 31, 2011
	(In thousands)
Foreign currency translation gain	$48,653	$53,990
Changes in defined benefit plan liabilities	(5,229)	(4,468)
Unrealized holding gains on available-for-sale securities	526	1,431
Total accumulated other comprehensive income	$43,950	$50,953

NOTE 15. CONTINGENCIES
Legal Proceedings
From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence's judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
In fiscal 2008, three related complaints were filed against Cadence and certain of its former executives alleging violations of securities laws. In fiscal 2008 and 2010, several derivative complaints were filed against Cadence and certain of its current or former directors and executives, making nearly identical allegations (collectively, the "securities and derivative litigation").
In February, 2011, Cadence reached settlement with all parties to the securities and derivative litigation, subject to court approval. Cadence agreed to pay total consideration of $38.0 million, of which $22.2 million was paid by Cadence's insurance carriers. Cadence's insurers also agreed to pay plaintiffs' attorneys fees of approximately $1.8 million. In fiscal 2011 Cadence and its insurance carriers paid the total settlement amount into a settlement fund for this litigation. On April 23, 2012, the court granted final approval of the securities and derivative settlement and dismissed the cases with prejudice.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2012, 2011 or 2010.

Cadence's product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence's intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2012, 2011 or 2010.

Cadence had purchase obligations of $43.6 million as of December 29, 2012 that were associated with agreements or commitments for purchases of goods or services.

NOTE 16. RESTRUCTURING AND OTHER CHARGES

Cadence has initiated various restructuring plans in the past in an effort to operate more efficiently, with the most recent taking place during fiscal 2010. These restructuring plans were primarily comprised of severance and termination benefits related to headcount reductions and lease loss estimates related to facilities vacated under the restructuring plans.

As of December 29, 2012, the total amount accrued for Cadence's restructuring plans was $4.3 million for facility-related lease loss charges. The maximum lease loss could be as high as $7.1 million and will be influenced by rental rates and the ability to find and maintain tenants to sublease the vacated facilities. The cash payments related to these facilities, net of sublease income, if any, will be made through 2025.

The remaining accrual for Cadence's restructuring plans is recorded in the consolidated balance sheet as follows:

As of
December 29, 2012
(In thousands)
Accounts payable and accrued liabilities	$730
Other long-term liabilities	3,613
Total accrued as of December 29, 2012	$4,343

The following table presents activity for Cadence's restructuring plans during fiscal 2012, 2011 and 2010:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, January 2, 2010	$18,925	$6,522	$5	$25,452
Restructuring and other charges, net	5,147	1,227	3,778	10,152
Non-cash charges	—	307	(3,778)	(3,471)
Cash payments	(14,421)	(1,889)	—	(16,310)
Effect of foreign currency translation	(453)	(299)	—	(752)
Balance, January 1, 2011	$9,198	$5,868	$5	$15,071
Restructuring and other charges (credits), net	(944)	1,304	—	360
Non-cash charges	—	137	—	137
Cash payments	(8,385)	(2,219)	—	(10,604)
Effect of foreign currency translation	177	(114)	—	63
Balance, December 31, 2011	$46	$4,976	$5	$5,027
Restructuring and other charges (credits), net	(29)	147	(5)	113
Cash payments	(17)	(906)	—	(923)
Effect of foreign currency translation	—	126	—	126
Balance, December 29, 2012	$—	$4,343	$—	$4,343

NOTE 17. LEASE COMMITMENTS
Equipment and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options and escalating rent payments. Rental expense is recognized on a straight-line basis and was as follows during fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Rent expense	$20,082	$20,633	$21,797

As of December 29, 2012, future minimum lease payments under non-cancelable operating leases were as follows:

		Expected
	Operating	Sub-lease	Net Operating
	Leases	Income	Leases
For the fiscal years:	(In thousands)
2013	$20,494	$(518)	$19,976
2014	15,898	(489)	15,409
2015	13,174	(343)	12,831
2016	10,307	(129)	10,178
2017	4,260	(54)	4,206
Thereafter	10,423	—	10,423
Total lease payments	$74,556	$(1,533)	$73,023

Of the $73.0 million in net operating lease payments, $4.3 million was accrued as part of Cadence's restructuring plans as of December 29, 2012 and will be charged against the restructuring accrual as paid.

NOTE 18. EMPLOYEE AND DIRECTOR BENEFIT PLANS

Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence's total contributions made to these plans during fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Contributions to defined contribution plans	$17,896	$16,244	$14,613

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence's Nonqualified Deferred Compensation Plan, or NQDC. Deferred compensation payments are held in accounts with values indexed to the performance of selected investments. These investments are classified as trading securities in the consolidated balance sheets and gains and losses are recognized as income (expense) in the consolidated income statements. Net recognized gains (losses) of trading securities during fiscal 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In thousands)
Trading securities	$4,453	$(472)	$2,623

Certain of Cadence's international subsidiaries sponsor defined benefit retirement plans. The unfunded projected benefit obligation for Cadence's defined benefit plans is recorded in other long-term liabilities in the consolidated balance sheets. The unfunded projected benefit obligation as of December 29, 2012, December 31, 2011 and January 1, 2011 were as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Unfunded projected benefit obligation	$9,400	$8,889	$8,018

During fiscal 2010, Cadence recorded a $4.3 million net increase in the unfunded projected benefit obligation for these defined benefit plans with a corresponding decrease in accumulated other comprehensive income. Cadence recorded total expense related to these defined benefit plans during fiscal 2012, 2011 and 2010 as follows:

	2012	2011	2010
	(In thousands)
Expense related to defined benefit plans	$1,580	$2,175	$1,832

NOTE 19. STATEMENT OF CASH FLOWS
The supplemental cash flow information for fiscal 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(In thousands)
Cash paid during the fiscal year for:
Interest	$11,354	$13,417	$9,979
Income taxes, including foreign withholding tax	$18,637	$18,961	$29,838
Non-cash investing and financing activities:
Stock options assumed for acquisition	$—	$1,600	$—
Available-for-sale securities received from customer	$20	$352	$1,431
Receivables related to sales of cost-method investments	$4,911	$—	$—

NOTE 20. OTHER INCOME, NET
Cadence's other income, net, for fiscal 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(In thousands)
Interest income	$1,473	$1,303	$1,201
Gains on sale of marketable debt and equity securities, net	141	8,009	109
Gains on sale of non-marketable equity investments	2,895	8,281	4,885
Loss on early extinguishment of debt	—	—	(5,705)
Gains (losses) on securities in Cadence's NQDC	4,453	(472)	2,623
Gains on foreign exchange	3,263	740	449
Write-down of non-marketable investments	(1,103)	—	(1,500)
Other income, net	219	213	479
Total other income, net	$11,341	$18,074	$2,541

NOTE 21. SEGMENT REPORTING
Segment reporting is based on the "management approach," following the method that management organizes the company's reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. Cadence's chief operating decision maker is its President and Chief Executive Officer, or CEO, who reviews Cadence's consolidated results as one reportable segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.

The following table presents a summary of revenue by geography for fiscal 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands)
Americas:
United States	$567,609	$489,438	$382,692
Other Americas	22,967	25,152	22,218
Total Americas	590,576	514,590	404,910
Europe, Middle East and Africa	262,375	234,880	207,216
Japan	218,731	204,388	165,155
Asia	254,742	195,977	158,673
Total	$1,326,424	$1,149,835	$935,954
The following table presents a summary of long-lived assets by geography as of December 29, 2012, December 31, 2011 and January 1, 2011:

	As of
	December 29, 2012	December 31, 2011	January 1, 2011
	(In thousands)
Americas:
United States	$214,711	$230,884	$254,113
Other Americas	185	35	34
Total Americas	214,896	230,919	254,147
Europe, Middle East and Africa	5,410	4,813	6,341
Japan	1,649	3,960	4,532
Asia	22,484	22,825	20,095
Total	$244,439	$262,517	$285,115

NOTE 22. SUBSEQUENT EVENT
On February 7, 2013, Cadence entered into an agreement to acquire Cosmic Circuits Private Limited, or Cosmic, a privately-held provider of intellectual property used in system-on-chip design and verification based in Bangalore, India. Lip-Bu Tan, Cadence's president, chief executive officer and director, is also a member of the board of directors of Cosmic. In addition, a trust for the benefit of the children of Mr. Tan owns approximately 8.5% of Cosmic, and Mr. Tan and his wife serve as co-trustees of the trust. Prior to and during the negotiations of the transaction, Mr. Tan recused himself from the discussions and negotiations between and at Cadence and Cosmic. A financial advisor provided a fairness opinion to Cadence in connection with the transaction, and the Board of Directors of Cadence reviewed the transaction and concluded that it was in the best interests of Cadence to proceed with such transaction. The completion of the transaction is subject to certain conditions, including regulatory approval.

CADENCE DESIGN SYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Schedule II

		Additions
Description	Balance at Beginning of Period	Charged to (Credited to) Costs and Expenses	Charged to Other Accounts (1)	Uncollectible Accounts Written Off, Net	Balance at End of Period
Deducted from asset accounts:
Provisions for losses on trade accounts receivable:

Year ended December 29, 2012	$—	$215	$—	$(130)	$85

Year ended December 31, 2011	7,604	(6,596)	—	(1,008)	—

Year ended January 1, 2011	$23,744	$(17,098)	$428	$530	$7,604
_____________
(1) Bad debt allowance from acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated:	February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	DATE:	February 21, 2013
Lip-Bu Tan
President, Chief Executive Officer and Director

/s/ Geoffrey G. Ribar	DATE:	February 21, 2013
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lip-Bu Tan, Geoffrey G. Ribar and James J. Cowie, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Dr. John B. Shoven	February 21, 2013
Dr. John B. Shoven, Chairman of the Board of Directors

/s/	Susan L. Bostrom	February 21, 2013
Susan L. Bostrom, Director

/s/	Dr. James D. Plummer	February 21, 2013
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 21, 2013
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	George M. Scalise	February 21, 2013
George M. Scalise, Director

/s/	Roger Siboni	February 21, 2013
Roger Siboni, Director

/s/	Young K. Sohn	February 21, 2013
Young K. Sohn, Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
2.01	Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.	10-Q	001-10606	2.01	8/4/2010
3.01	Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	8/18/1998
3.02	Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	3/27/2000
3.03	Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.01	8/1/2008
4.01	Specimen Certificate of the Registrant's Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Indenture dated as of August 15, 2003 by and between the Registrant and J.P. Morgan Trust Company, National Association as Trustee, including form of Zero Coupon Zero Yield Senior Convertible Notes Due 2023.	10-Q	001-10606	4.1	11/7/2003
4.03	Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	4.01	8/4/2010
4.04	Indenture dated as of December 19, 2006 by and between the Registrant and Deutsche Bank Trust Company Americas as Trustee, including form of 1.500% Convertible Senior Notes Due 2013.	10-K	000-10606	4.04	2/23/2007
10.01*	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.02*	Form of Nonstatutory Incentive Stock Award Agreement, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.03*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.05*	The Registrant's 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.06*	The Registrant's 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.10	2/26/2008
10.07*	The Registrant's 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002

10.08*	The Registrant's 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	2/26/2008
10.09*	Amendments Number One and Two of the Registrant's 2009 Deferred Compensation Plan.	10-K	001-10606	10.14	3/2/2009
10.10	Plato Design Systems Incorporated 2002 Supplemental Stock Option Plan.	S-8	333-87674	99.1	5/7/2002
10.11	Verplex Systems, Inc. 1998 Stock Plan.	S-8	333-108251	99.1	8/27/2003
10.12	Get2Chip.Com, Inc. 2001 Stock Plan.	S-8	333-104720	99.2	4/24/2003
10.13	Neolinear, Inc. 2004 Stock Option Plan.	S-8	333-115351	99.1	5/10/2004
10.14	QDA, Inc. 2003 Stock Option/Stock Issuance Plan.	10-K	001-10606	10.23	4/2/2004
10.15*	The Registrant's 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.16	eTop Design Technology, Inc. 2000 Stock Incentive Plan.	S-8	333-119335	99.1	9/28/2004
10.17	Simplex Solutions, Inc. 2001 Incentive Stock Plan.	S-8	333-88390	99.2	7/3/2002
10.18	Simplex Solutions, Inc. 2002 Nonstatutory Stock Option Plan.	S-8	333-88390	99.3	7/3/2002
10.19	Celestry Design Technologies, Inc. 2001 Stock Option Plan.	S-8	333-102648	99.4	1/22/2003
10.20	Celestry Design Technologies, Inc. 2001 Executive Stock Plan.	S-8	333-102648	99.5	1/22/2003
10.21	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	4/12/2005
10.22	Verisity Ltd. 1999 Israeli Share Option Plan.	S-8	333-124025	99.2	4/12/2005
10.23	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan.	S-8	333-124025	99.3	4/12/2005
10.24	Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	4/12/2005
10.25	Axis Systems, Inc. 1997 Stock Plan, as amended and restated.	S-8	333-124025	99.6	4/12/2005
10.26	Convertible Note Hedge Side Letter, dated as of December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited, for the Registrant's Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.85	2/23/2007
10.27	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.86	2/23/2007
10.28	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.87	2/23/2007
10.29	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association, for the Registrant's Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.89	2/23/2007
10.30	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.90	2/23/2007

10.31	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.91	2/23/2007
10.32	Convertible Note Hedge Side Letter, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International, for the Registrant's Convertible Senior Notes due December 15, 2013.	10-K	001-10606	10.93	2/23/2007
10.33	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.94	2/23/2007
10.34	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.95	2/23/2007
10.35	Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	9/5/2007
10.36	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
10.37*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10.38*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.	10-K	001-10606	10.91	3/2/2009
10.39*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.40*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.41*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	3/2/2009
10.42*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.43*	Form of Stock Option Agreement, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.44*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.45*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant's named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.46*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant's named executive officers.	10-K	001-10606	10.94	2/26/2010
10.47*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010

10.48	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.01	8/4/2010
10.49	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.02	8/4/2010
10.50	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.03	8/4/2010
10.51	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.04	8/4/2010
10.52	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.05	8/4/2010
10.53	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.06	8/4/2010
10.54	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.07	8/4/2010
10.55	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.08	8/4/2010
10.56	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.09	8/4/2010
10.57	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.10	8/4/2010
10.58	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.11	8/4/2010
10.59	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.12	8/4/2010
10.60*	Offer Letter, executed February 6, 2012, between the Registrant and Martin Lund.	10-Q	001-10606	10.01	4/27/2012
10.61	Credit Agreement, dated as of December 12, 2012, by and among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	12/13/2012
10.62*	Master Individual Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, Ph.D., dated February 9, 2011.	10-Q	001-10606	10.01	4/29/2011
10.63*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011

10.64*	Executive Transition and Release Agreement, effective as of April 27, 2011, between the Registrant and Thomas A. Cooley.	10-Q	001-10606	10.01	7/29/2011
10.65*	The Senior Executive Bonus Plan.	8-K	001-10606	10.01	5/16/2011
10.66*	The Registrant's Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011
10.67*	The Registrant's Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.68*	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.69*	Executive Transition and Release Agreement, effective as of July 28, 2011, between the Registrant and John J. Bruggeman II.	10-Q	001-10606	10.01	10/28/2011
10.70*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant's Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.71*	Form of Restricted Stock Unit Award Agreement, as currently in effect under the Registrant's Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.72*	Form of Stock Option Agreement, as currently in effect under the Registrant's Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.73*	Employment Agreement, effective as of October 21, 2011, between the Registrant and Geoffrey G. Ribar.	10-K	001-10606	10.77	2/24/2012
10.74*	Exhibit B to Master Individual Consulting Agreement between the Registrant and Alberto Sangiovanni-Vincentelli, Ph.D., dated November 17, 2011.	10-K	001-10606	10.78	2/24/2012
10.75*	The Registrant's Amended and Restated Employee Stock Purchase Plan.					X
10.76*	Form of Stock Option Agreement, as currently in effect under the Registrant's 1995 Directors Stock Incentive Plan.					X
10.77*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant's 1995 Directors Stock Incentive Plan.					X
21.01	Subsidiaries of the Registrant.					X
23.01	Independent Registered Public Accounting Firm's Consent.					X
31.01	Certification of the Registrant's Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant's Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant's Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant's Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.