Form 10-Q
period 2013-03-30
CADENCE DESIGN SYSTEMS INC
filed 2013-04-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 30, 2013, 282,995,052 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$810,152	$726,357
Short-term investments	100,992	100,704
Receivables, net of allowances of $0 and $85, respectively	75,253	97,821
Inventories	37,016	36,163
2015 notes hedges	315,895	303,154
Prepaid expenses and other	122,604	127,036
Total current assets	1,461,912	1,391,235
Property, plant and equipment, net of accumulated depreciation of $626,732 and $635,450, respectively	237,455	244,439
Goodwill	232,608	233,266
Acquired intangibles, net of accumulated amortization of $104,822 and $104,351, respectively	177,891	184,938
Long-term receivables	3,734	7,559
Other assets	209,663	225,566
Total assets	$2,323,263	$2,287,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$452,571	$447,011
2015 notes embedded conversion derivative	315,895	303,154
Accounts payable and accrued liabilities	156,606	171,318
Current portion of deferred revenue	285,553	295,787
Total current liabilities	1,210,625	1,217,270
Long-term liabilities:
Long-term portion of deferred revenue	41,432	50,529
Other long-term liabilities	51,533	104,033
Total long-term liabilities	92,965	154,562
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and capital in excess of par value	1,727,901	1,721,556
Treasury stock, at cost	(175,110)	(200,786)
Accumulated deficit	(570,940)	(649,549)
Accumulated other comprehensive income	37,822	43,950
Total stockholders’ equity	1,019,673	915,171
Total liabilities and stockholders’ equity	$2,323,263	$2,287,003

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue:
Product and maintenance	$328,271	$286,288
Service	25,995	29,542
Total revenue	354,266	315,830
Costs and expenses:
Cost of product and maintenance	29,847	27,212
Cost of service	18,344	19,374
Marketing and sales	90,402	83,795
Research and development	124,084	108,594
General and administrative	29,810	27,770
Amortization of acquired intangibles	3,791	3,786
Restructuring and other charges (credits)	(148)	(51)
Total costs and expenses	296,130	270,480
Income from operations	58,136	45,350
Interest expense	(9,262)	(8,537)
Other income, net	2,175	2,434
Income before provision (benefit) for income taxes	51,049	39,247
Provision (benefit) for income taxes	(27,560)	8,143
Net income	$78,609	$31,104
Net income per share – basic	$0.29	$0.12
Net income per share – diluted	$0.27	$0.11
Weighted average common shares outstanding – basic	274,936	267,940
Weighted average common shares outstanding – diluted	292,151	277,733

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$78,609	$31,104
Other comprehensive loss, net of tax effects:
Foreign currency translation loss	(6,162)	(2,466)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(284)	(4)
Changes in defined benefit plan liabilities	318	(29)
Total other comprehensive loss, net of tax effects	(6,128)	(2,499)
Comprehensive income	$72,481	$28,605

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash and cash equivalents at beginning of period	$726,357	$601,602
Cash flows from operating activities:
Net income	78,609	31,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,682	21,939
Amortization of debt discount and fees	6,281	5,734
Stock-based compensation	13,810	11,525
Gain on investments, net	(1,006)	(1,949)
Deferred income taxes	8,695	223
Provisions (recoveries) for losses (gains) on receivables, net	(85)	—
Other non-cash items	(922)	746
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	23,652	60,172
Inventories	(979)	(154)
Prepaid expenses and other	(1,099)	(5,545)
Other assets	4,148	(577)
Accounts payable and accrued liabilities	(11,003)	(19,582)
Deferred revenue	(16,648)	(39,315)
Other long-term liabilities	(49,799)	(3,612)
Net cash provided by operating activities	75,336	60,709
Cash flows from investing activities:
Purchases of available-for-sale securities	(24,282)	—
Proceeds from the sale of available-for-sale securities	14,985	—
Proceeds from the maturity of available-for-sale securities	8,700	—
Proceeds from the sale of long-term investments	6,102	44
Purchases of property, plant and equipment	(6,569)	(8,201)
Investment in venture capital partnerships and equity investments	—	(250)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(757)	(1,041)
Net cash used for investing activities	(1,821)	(9,448)
Cash flows from financing activities:
Principal payments on receivable financing	(2,526)	—
Payment of acquisition-related contingent consideration	(582)	(39)
Tax effect related to employee stock transactions allocated to equity	5,276	2,842
Proceeds from issuance of common stock	21,801	12,761
Stock received for payment of employee taxes on vesting of restricted stock	(8,775)	(6,173)
Net cash provided by financing activities	15,194	9,391
Effect of exchange rate changes on cash and cash equivalents	(4,914)	(2,567)
Increase in cash and cash equivalents	83,795	58,085
Cash and cash equivalents at end of period	$810,152	$659,687

Supplemental cash flow information:
Interest paid	$183	$—
Income taxes paid (refunded), including foreign withholding tax	$(21)	$4,699
Non-cash investing and financing activities:
Available-for-sale securities received from customer	$209	$15
Receivables related to sales of available-for-sale securities	$—	$122

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In the condensed consolidated income statements for the three months ended March 30, 2013, Cadence combined product and maintenance revenue because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. Cadence reclassified prior period product and maintenance revenue balances to conform to the current period presentation. Certain other prior period balances have also been reclassified to conform to current period presentation.
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

NOTE 2. DEBT
Cadence’s outstanding debt as of March 30, 2013 and December 29, 2012 was as follows:

	March 30, 2013			December 29, 2012
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$350,000	$(37,271)	$312,729	$350,000	$(41,181)	$308,819
2013 Notes	144,461	(4,797)	139,664	144,461	(6,447)	138,014
2023 Notes	178	—	178	178	—	178
Revolving line of credit	—	—	—	—	—	—
Total outstanding debt	$494,639	$(42,068)	$452,571	$494,639	$(47,628)	$447,011
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
A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at March 30, 2013	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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

Make-whole premium
Upon certain fundamental changes prior to maturity, if Cadence’s stock price were between $6.16 and $40.00 per share at that time, the 2015 Note holders would be entitled to an increase to the conversion rate. This is referred to as a “make-whole premium.”

Financial covenants	None.
Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes are convertible into cash from March 31, 2013 through June 29, 2013 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to March 30, 2013. Accordingly, the net balance of the 2015 Notes of $312.7 million is classified as a current liability on Cadence’s condensed consolidated balance sheet as of March 30, 2013. The classification of the 2015 Notes as current or long-term on the condensed consolidated balance sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence’s closing stock price has exceeded $9.81 during the periods specified in the table above under “Early conversion conditions.”

If one of the 2015 Notes Early Conversion Conditions is met in any future fiscal quarter, Cadence will classify its net liability under the 2015 Notes as a current liability on the condensed consolidated balance sheet as of the end of that fiscal quarter. If none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence will classify its net liability under the 2015 Notes as a long-term liability on the condensed consolidated balance sheet as of the end of that fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on March 30, 2013 Cadence would have recorded an expense of $42.4 million associated with the conversion, comprised of $37.3 million of unamortized debt discount and $5.1 million of unamortized transaction fees.
As of March 30, 2013, the if-converted value of the 2015 Notes to the note holders of approximately $646.1 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $657.8 million as of March 30, 2013 and $640.1 million as of December 29, 2012. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of March 30, 2013, none of the note holders had elected to convert their 2015 Notes.
2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the condensed consolidated balance sheet at its estimated fair value. The fair value was $315.9 million as of March 30, 2013 and $303.2 million as of December 29, 2012.

2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the condensed consolidated balance sheet at their estimated fair value. The 2015 Note Hedges fair value was $315.9 million as of March 30, 2013 and $303.2 million as of December 29, 2012. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three months ended March 30, 2013 and March 31, 2012 and did not have a net impact on the condensed consolidated income statements for the respective periods.
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

The effective interest rate and components of interest expense of the 2015 Notes for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%
Contractual interest expense	$2,289	$2,289
Amortization of debt discount	$3,910	$3,592
2013 Notes and 2011 Notes
In December 2006, Cadence issued $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. At the same time, Cadence issued$250.0 million principal amount of 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes. During 2010, Cadence repurchased a portion of the 2011 Notes and the 2013 Notes. The 2011 Notes matured on December 15, 2011, at which time Cadence paid the remaining balance on the 2011 Notes in full. As of March 30, 2013, the remaining principal maturity value of the 2013 Notes was $144.5 million.
At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. To the extent that the 2013 Notes are convertible prior to maturity and a holder of the 2013 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading “Conversion feature.” As of March 30, 2013, the 2013 Notes were not convertible.
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

A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages and per share amounts)

Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at March 30, 2013	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Equity component - included in common stock - at March 30, 2013 and December 29, 2012	$63,027

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

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

Make-whole premium
Upon certain fundamental changes, prior to maturity, if Cadence’s stock price were between $18.00 and $60.00 per share at that time, the 2013 Note holders would be entitled to an increase to the conversion rate. This is referred to as a “make-whole premium.”

Financial covenants	None.
Impact of Early Conversion Conditions on Financial Statements
As of March 30, 2013, none of the 2013 Notes Early Conversion Conditions had been met. The 2013 Notes mature on December 15, 2013 and the liability component of the 2013 Notes is classified as a current liability as of March 30, 2013.
As of March 30, 2013, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $145.0 million as of March 30, 2013 and was $144.1 million as of December 29, 2012.
2013 and 2011 Notes Hedges
The 2011 Notes Hedges expired unexercised on December 15, 2011. The 2013 Notes Hedges expire on December 15, 2013, and must be settled in net shares of Cadence common stock. Therefore, upon expiration of the 2013 Notes Hedges, the counterparties will deliver shares of common stock to Cadence that represent the value, if any, by which the price of the common stock exceeds the price stipulated within the particular hedge agreement. The aggregate cost of the hedges entered into in connection with the 2011 Notes Hedges (which had similar conversion features as the 2013 Notes) and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to stockholders’ equity. In connection with the purchase of a portion of the 2013 Notes and 2011 Notes during fiscal 2010, Cadence also sold a portion of the 2013 Notes Hedges and the 2011 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2013 Notes Hedges was $0.3 million as of March 30, 2013 and $0.7 million as of December 29, 2012. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the condensed consolidated financial statements as long as the instruments remain classified as equity.
2013 and 2011 Warrants
In December 2006, Cadence sold warrants in separate transactions, which consisted of the 2013 Warrants and the 2011 Warrants, for the purchase of up to 23.6 million shares of Cadence’s common stock at a strike price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in stockholders’ equity. In connection with the purchase of some of the 2013 Notes and the 2011 Notes during fiscal 2010, Cadence also purchased some of the 2013 Warrants and the 2011 Warrants, reducing the number of shares of Cadence common stock subject to purchase rights by 9.7 million shares at a cost of $0.1 million. The 2011 Warrants expired on various dates from February 2012 through April 2012, reducing the number of shares of Cadence common stock subject to purchase rights by 7.1 million shares. The 2013 Warrants will expire on various dates from February 2014 through April 2014. The 2013 Warrants must be settled in net shares of Cadence’s common stock. Therefore, upon expiration, Cadence will issue shares of common stock to the purchasers of the warrants that represent the value, if any, by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.

The effective interest rate and components of interest expense of the 2013 Notes for the three months ended March 30, 2013, and of the 2013 Notes and 2011 Notes for the three months ended March 31, 2012, were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Effective interest rate	6.4%	6.4%
Contractual interest expense	$540	$540
Amortization of debt discount	$1,651	$1,539
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of March 30, 2013 and December 29, 2012, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.
Credit Facility
In December 2012, Cadence entered into a five-year senior secured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million.
Any outstanding loans drawn under the credit facility are due at maturity in December 2017. Outstanding amounts may be paid at any time prior to maturity. The facility is secured by certain accounts receivable and certain equity interests in Cadence’s subsidiaries.
Interest accrues based on Cadence’s consolidated leverage ratio. Borrowings may be made at LIBOR plus a margin between 1.25% and 2.00% per annum or at the base rate plus a margin between 0.25% and 1.00% per annum, where in each case the margin is determined by reference to a specified leverage ratio. Interest is payable quarterly. A commitment fee ranging from 0.20% to 0.35% is assessed on the daily average undrawn portion of revolving commitments.
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain investments, make acquisitions, dispose of certain assets and make certain restricted payments, including dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 3 to 1, and a minimum interest coverage ratio of 3 to 1.
Cadence had no outstanding balance on the credit facility and was in compliance with all financial covenants as of March 30, 2013 and December 29, 2012. After quarter-end on April 23, 2013, Cadence borrowed $100.0 million on the line of credit for general working capital purposes.

NOTE 3. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
During the first fiscal quarter of 2013, Cadence signed definitive agreements to purchase two different companies. Neither acquisition closed during the quarter due to waiting periods for regulatory approvals.
Cosmic Circuits Private Limited
On February 7, 2013, Cadence entered into an agreement to acquire Cosmic Circuits Private Limited, or Cosmic, a privately held provider of intellectual property used in system-on-chip design and verification based in Bangalore, India, for aggregate consideration of approximately $61.2 million in cash. Lip-Bu Tan, Cadence’s president, chief executive officer and director, is also a member of the board of directors of Cosmic. In addition, a trust for the benefit of the children of Mr. Tan owns approximately 8.5% of Cosmic, and Mr. Tan and his wife serve as co-trustees of the trust. Prior to and during the negotiations of the transaction, Mr. Tan recused himself from the discussions and negotiations between and at Cadence and Cosmic, including any discussions and negotiations related to the consideration provided to Cosmic. A financial advisor provided a fairness opinion to Cadence in connection with the transaction, and the Board of Directors of Cadence reviewed the transaction and concluded that it was in the best interests of Cadence to proceed with such transaction. The completion of the transaction is subject to certain conditions, including regulatory approval.
Tensilica, Inc.
On March 11, 2013, Cadence entered into an agreement to acquire Tensilica, Inc., or Tensilica, a provider of configurable dataplane processing units. On April 22, 2013, after quarter-end, Cadence completed the acquisition of Tensilica. The cash outlay at closing, after taking into account adjustments for certain costs and an estimated $25.0 million of cash held by Tensilica at closing, was approximately $326.4 million. In addition, Cadence assumed certain unvested Tensilica options. Of the net $326.4 million, $5.8 million is conditioned upon certain Tensilica shareholders remaining employees of Cadence over designated retention periods. Cadence will also make payments to certain employees that will be conditioned upon continued employment and certain performance metrics over a three-year period. Cadence is in the process of determining the fair value of the net assets acquired and will include Tensilica’s results of operations in its financial statements with effect from the purchase date.
Acquisition-related Contingent Consideration
One of the fiscal 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if these measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the contingent consideration as of March 30, 2013 was $3.5 million.
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions, subject to the satisfaction of certain financial measures. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $14.4 million over the next 37 months. Of the $14.4 million, up to $9.0 million would be recorded as operating expenses in the condensed consolidated income statements.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 30, 2013 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2012	$233,266
Effect of foreign currency translation	(658)
Balance as of March 30, 2013	$232,608

Acquired Intangibles, Net
Acquired intangibles with definite lives as of March 30, 2013 were as follows, excluding intangibles that were fully amortized as of December 29, 2012:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$112,697	$(33,595)	$79,102
Agreements and relationships	133,397	(39,965)	93,432
Distribution rights	30,100	(29,348)	752
Tradenames, trademarks and patents	6,519	(1,914)	4,605
Total acquired intangibles	$282,713	$(104,822)	$177,891

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

Amortization expense from existing technology intangible assets and maintenance agreement intangible assets is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended March 30, 2013 and March 31, 2012 was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Cost of product and maintenance	$3,807	$2,899
Amortization of acquired intangibles	3,791	3,786
Total amortization of acquired intangibles	$7,598	$6,685
Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2013 – remaining period	$20,395
2014	25,404
2015	25,057
2016	24,348
2017	23,260
Thereafter	59,427
Total estimated amortization expense	$177,891

NOTE 5. RECEIVABLES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
Cadence’s current and long-term receivables balances as of March 30, 2013 and December 29, 2012 were as follows:

	As of
	March 30, 2013	December 29, 2012
	(In thousands)
Accounts receivable	$41,269	$67,259
Installment contract receivables, short-term	33,984	30,647
Long-term receivables	3,734	7,559
Total receivables	$78,987	$105,465
Less allowance for doubtful accounts	—	(85)
Total receivables, net	$78,987	$105,380
Cadence’s customers are primarily concentrated within the semiconductor, electronics systems and consumer electronics industries. As of March 30, 2013, one customer accounted for approximately 11% of Cadence’s total receivables. As of December 29, 2012, no single customer accounted for 10% of Cadence’s total receivables. As of March 30, 2013, approximately 53% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 29, 2012, approximately 47% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

NOTE 6. FAIR VALUE
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 30, 2013.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 30, 2013 and December 29, 2012:

	Fair Value Measurements as of March 30, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$659,218	$659,218	$—	$—
Short-term investments:
Corporate debt securities	34,453	—	34,453	—
Bank certificates of deposit	24,827	—	24,827	—
United States Treasury securities	21,225	21,225	—	—
United States government agency securities	14,246	14,246	—	—
Commercial paper	4,290	—	4,290	—
Marketable equity securities	1,951	1,951	—	—
Trading securities held in Non-Qualified Deferred Compensation Plan, or NQDC	19,302	19,302	—	—
2015 Notes Hedges	315,895	—	315,895	—
Total Assets	$1,095,407	$715,942	$379,465	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,579	$—	$—	$3,579
2015 Notes Embedded Conversion Derivative	315,895	—	315,895	—
Foreign currency exchange contracts	$477	$—	$477	$—
Total Liabilities	$319,951	$—	$316,372	$3,579

	Fair Value Measurements as of December 29, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$566,334	$566,334	$—	$—
Short-term investments:
Corporate debt securities	31,359	—	31,359	—
Bank certificates of deposit	27,826	—	27,826	—
United States Treasury securities	23,239	23,239	—	—
United States government agency securities	10,258	10,258	—	—
Commercial paper	5,783	—	5,783	—
Marketable equity securities	2,239	2,239	—	—
Trading securities held in Non-Qualified Deferred Compensation Plan, or NQDC	24,329	24,329	—	—
2015 Notes Hedges	303,154	—	303,154	—
Foreign currency exchange contracts	1,737	—	1,737	—
Total Assets	$996,258	$626,399	$369,859	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,218	$—	$—	$4,218
2015 Notes Embedded Conversion Derivative	303,154	—	303,154	—
Total Liabilities	$307,372	$—	$303,154	$4,218

Level 1 Measurements
Cadence’s cash equivalents held in money market funds, available-for-sale United States Treasury securities, United States government agency securities, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.
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
Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of March 30, 2013 and December 29, 2012. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the condensed consolidated income statements.
The following table summarizes the level 3 activity for the three months ended March 30, 2013:

(In thousands)
Balance as of December 29, 2012	$4,218
Payments	(740)
Adjustments	101
Balance as of March 30, 2013	$3,579

NOTE 7. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of March 30, 2013 and December 29, 2012 were as follows:

	As of
	March 30, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$810,152	$726,357
Short-term investments	100,992	100,704
Cash, cash equivalents and short-term investments	$911,144	$827,061
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of March 30, 2013 and December 29, 2012:

	As of
	March 30, 2013	December 29, 2012
	(In thousands)
Cash and interest bearing deposits	$150,934	$160,023
Money market funds	659,218	566,334
Total cash and cash equivalents	$810,152	$726,357
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of March 30, 2013 and December 29, 2012:

	As of March 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,409	$51	$(7)	$34,453
Bank certificates of deposit	24,800	27	—	24,827
United States Treasury securities	21,198	27	—	21,225
United States government agency securities	14,231	15	—	14,246
Commercial paper	4,283	7	—	4,290
Marketable debt securities	98,921	127	(7)	99,041
Marketable equity securities	1,817	134	—	1,951
Total short-term investments	$100,738	$261	$(7)	$100,992

	As of December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$31,313	$57	$(11)	$31,359
Bank certificates of deposit	27,805	21	—	27,826
United States Treasury securities	23,213	26	—	23,239
United States government agency securities	10,245	13	—	10,258
Commercial paper	5,777	6	—	5,783
Marketable debt securities	98,353	123	(11)	98,465
Marketable equity securities	1,817	422	—	2,239
Total short-term investments	$100,170	$545	$(11)	$100,704
As of March 30, 2013, any securities held by Cadence with an unrealized loss had been held for less than six months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of March 30, 2013, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$34,718	$34,777
Due in one to three years	64,203	64,264
Total marketable debt securities included in short-term investments	$98,921	$99,041
Non-Marketable Investments
Cadence’s non-marketable investments generally consist of voting preferred stock or convertible debt of privately held companies and are included in other assets on Cadence’s condensed consolidated balance sheets. If Cadence determines that it has the ability to exercise significant influence over the issuer, which may include considering whether the investments are in-substance common stock, the investment is accounted for using the equity method.
Cadence’s non-marketable investments as of March 30, 2013 and December 29, 2012 were as follows:

	As of
	March 30, 2013	December 29, 2012
	(In thousands)
Cost method	$3,038	$3,038
Equity method	3,932	4,249
Total non-marketable investments	$6,970	$7,287
Net realized gains on the sale of non-marketable investments during the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Gains on sale of non-marketable investments	$1,190	$—

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

The calculations for basic and diluted net income per share for the three months ended March 30, 2013 and March 31, 2012 are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except per share amounts)
Net income	$78,609	$31,104
Weighted average common shares used to calculate basic net income per share	274,936	267,940
2023 Notes	11	11
2015 Warrants	10,668	2,523
Share-based awards	6,536	7,259
Weighted average common shares used to calculate diluted net income per share	292,151	277,733
Net income per share - basic	$0.29	$0.12
Net income per share - diluted	$0.27	$0.11
The following table presents shares of Cadence’s common stock outstanding for the three months ended March 30, 2013, and March 31, 2012, that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
2011 Warrants and 2013 Warrants	6,830	7,815
Options to purchase shares of common stock	6,754	14,070
Non-vested shares of restricted stock	—	33
Total potential common shares excluded	13,584	21,918

NOTE 9. OTHER COMPREHENSIVE INCOME
Cadence’s other comprehensive income is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses as presented in Cadence’s condensed consolidated statements of comprehensive income.

Accumulated other comprehensive income was comprised of the following as of March 30, 2013, and December 29, 2012:

	As of
	March 30, 2013	December 29, 2012
	(In thousands)
Foreign currency translation gain	$42,491	$48,653
Changes in defined benefit plan liabilities	(4,911)	(5,229)
Unrealized holding gains on available-for-sale securities	242	526
Total accumulated other comprehensive income	$37,822	$43,950
For the three months ended March 30, 2013 and March 31, 2012 there were no significant amounts reclassified from accumulated other comprehensive income to net income.

NOTE 10. CONTINGENCIES
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 30, 2013 or March 31, 2012.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended March 30, 2013 or March 31, 2012.

NOTE 11. OTHER INCOME, NET
Cadence’s other income, net for the three months ended March 30, 2013 and March 31, 2012 was as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Interest income	$425	$337
Gains (losses) on sale of marketable debt and equity securities, net	(25)	117
Gains on sale of non-marketable equity investments	1,190	—
Gains on securities in Cadence’s NQDC	152	1,798
Gains on foreign exchange	764	100
Other income (expense), net	(331)	82
Total other income, net	$2,175	$2,434

NOTE 12. SEGMENT REPORTING
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

The following table presents a summary of revenue by geography for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Americas:
United States	$149,171	$130,455
Other Americas	4,615	8,124
Total Americas	153,786	138,579
Europe, Middle East and Africa	78,920	59,709
Japan	53,474	56,219
Asia	68,086	61,323
Total	$354,266	$315,830
The following table presents a summary of long-lived assets by geography as of March 30, 2013 and December 29, 2012:

	As of
	March 30, 2013	December 29, 2012
	(In thousands)
Americas:
United States	$209,006	$214,711
Other Americas	216	185
Total Americas	209,222	214,896
Europe, Middle East and Africa	4,994	5,410
Japan	979	1,649
Asia	22,260	22,484
Total	$237,455	$244,439

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Certain of these statements, including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Overview

We develop solutions that our customers use to design increasingly complex integrated circuits, or ICs, and electronic devices. Our solutions are designed to help our customers reduce the time to bring an IC or electronic device to market and to reduce their design and development costs. Our offerings include software, two categories of intellectual property, or IP (commonly referred to as verification IP, or VIP, and Design IP), and hardware technology. We provide maintenance for our product offerings and provide engineering services related to methodology, education and hosted design solutions, which help our customers manage and accelerate their electronics product development processes.
Substantially all of our business is generated from semiconductor and electronics systems manufacturers and designers and the renewal of many of our customer contracts is dependent upon their commencement of new design projects. As a result, our business is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.
The markets our customers serve are sensitive to product price and the time it takes to bring the products to market. In order to be competitive and profitable in these markets, our customers demand high levels of productivity from their design teams, better predictability in shorter development schedules, high quality products and lower development costs. Semiconductor and electronics systems companies are responding to these challenges and users’ demand for increased functionality and smaller devices by combining subsystems - such as radio frequency, or RF, wireless communication, signal processing, microprocessors and memory controllers - onto a single silicon chip, creating a system-on-chip, or SoC, or combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration has required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability.
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
Significant issues that our customers face in creating their products include optimizing energy consumption, manufacturing microscopic circuitry, verifying device functionality, and achieving technical performance targets, all while meeting aggressive time-to-market and cost requirements. Providers of electronic design automation, or EDA, solutions must deliver products that address these technical challenges while improving the productivity, predictability, reliability and profitability of the design processes and products of their customers.
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
The products and technologies included in these categories are combined with ready-to-use packages of technologies assembled from our broad portfolio of IP and other associated components that provide comprehensive solutions for low power, mixed signal and designs at smaller geometries referred to as advanced process nodes, as well as popular designs based on design IP owned and licensed by other companies such as ARM Holdings plc. These solutions are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and printed circuit board, or PCB, and IC package and SiP design. During the first quarter of fiscal 2013, we announced that we had signed definitive agreements to purchase Tensilica and Cosmic to add to our IP offerings. The addition of these technologies will enable us to offer broader IP solutions to customers.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the heading "Results of Operations" and "Liquidity and Capital Resources."
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Results of Operations
Financial results for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, reflect the following:

•	An increase in our product and maintenance revenue, primarily because of increased business levels and increased revenue recognized from bookings in prior periods;

•
An increase in employee-related costs, primarily consisting of costs related to hiring additional employees subsequent to March 31, 2012 and incremental costs related to employees added from our acquisition of Sigrity, Inc., or Sigrity, during fiscal 2012;

•	An increase in variable compensation due to increased revenue, bookings and operating performance; and

•	An income tax benefit in the three months ended March 30, 2013, primarily resulting from the release of uncertain tax benefits recorded in a past business combination.
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

We seek to achieve a consistent mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring, or ratable, in nature, and the remainder of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this bookings mix in any single fiscal quarter may be impacted by hardware sales, because product revenue for hardware sales is generally recognized up-front in the quarter in which delivery is completed.
Greater than 90% of the aggregate value of our bookings during the three months ended March 30, 2013 and March 31, 2012 was of a type for which the revenue is recurring, or ratable, in nature.
For an additional description of the impact of hardware sales on the anticipated mix of bookings, our other license types and the timing of revenue recognition for license transactions, see the discussion under the heading “Critical Accounting Estimates – Revenue Recognition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 29, 2012.
Revenue by Period
In the condensed consolidated income statements for the three months ended March 30, 2013, we combined product and maintenance revenue because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. We reclassified prior period product and maintenance revenue balances to conform to the current year presentation.
The following table shows our revenue for the three months ended March 30, 2013 and March 31, 2012 and the change in revenue between periods:

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$328.3	$286.3	$42.0	15%
Services	26.0	29.5	(3.5)	(12)%
Total revenue	$354.3	$315.8	$38.5	12%

Product and maintenance revenue increased during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, primarily because of increased business levels and increased revenue recognized from bookings in prior periods. Services revenue decreased during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, because of the redeployment of certain of our design services engineers to internal research and development projects. We expect services revenue to decrease during the remainder of fiscal 2013, as compared to the same periods in fiscal 2012, as we expect these design services engineers to continue to work on internal research and development projects, primarily related to our Design IP activities.
No one customer accounted for 10% or more of total revenue during the three months ended March 30, 2013 or March 31, 2012.

Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and services and other for the past five consecutive quarters:

	Three Months Ended
	March 30, 2013	December 29, 2012	September 29, 2012	June 30, 2012	March 31, 2012
Functional Verification, Hardware and IP	26%	30%	30%	33%	30%
Digital IC Design	25%	23%	23%	22%	23%
Custom IC Design	25%	24%	24%	22%	23%
System Interconnect Design	10%	9%	9%	8%	8%
Design for Manufacturing	7%	6%	6%	6%	7%
Services and other	7%	8%	8%	9%	9%
Total	100%	100%	100%	100%	100%

As described in Note 2 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
The changes in the percentage of revenue contributed by the Functional Verification, Hardware and IP product group for the quarters presented are primarily related to changes in revenue related to our hardware products.
Revenue by Geography

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	Amount	Percentage
	(In millions, except percentages)
United States	$149.2	$130.5	$18.7	14%
Other Americas	4.6	8.1	(3.5)	(43)%
Europe, Middle East and Africa	78.9	59.7	19.2	32%
Japan	53.5	56.2	(2.7)	(5)%
Asia	68.1	61.3	6.8	11%
Total revenue	$354.3	$315.8	$38.5	12%

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies, primarily the Japanese yen, and we recognize reduced revenue from those contracts in periods when the Japanese yen weakens in value against the United States dollar and additional revenue from those contracts in periods when the Japanese yen strengthens against the United States dollar. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Revenue for Japan decreased during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, due to the devaluation of the Japanese yen and the economic climate facing our customers in Japan. We expect revenue for Japan to continue to decrease during the remainder of fiscal 2013, as compared to the same period in 2012, because of expected further devaluation of the Japanese yen.
For the primary factors contributing to our increase in revenue in other geographies, see the general description under “Revenue by Period,” above.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 30, 2013	March 31, 2012
United States	42%	41%
Other Americas	2%	3%
Europe, Middle East and Africa	22%	19%
Japan	15%	18%
Asia	19%	19%
Total	100%	100%
Cost of Revenue

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$29.8	$27.2	$2.6	10%
Services	18.3	19.4	(1.1)	(6)%

The following table shows cost of revenue as a percentage of related revenue for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Product and maintenance	9%	10%
Services	71%	66%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our hardware and licensing of our software and IP products, employee salary, benefits and other employee-related costs, cost of our customer support services, amortization of acquired intangibles, as well as the costs of technical documentation and royalties payable to third-party vendors. Costs associated with our hardware products include materials, assembly and overhead. These additional hardware manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$26.0	24.3	$1.7	7%
Amortization of acquired intangibles	3.8	2.9	0.9	31%
Total cost of product and maintenance	$29.8	$27.2	$2.6	10%
 Cost of product and maintenance depends primarily upon the mix of hardware and software product sales in any given period, employee salary, benefits and other employee-related costs, and also depend upon the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Certain of our design services engineers have been redeployed to internal research and development projects or to assist with pre-sales activities, resulting in lower cost of services expense. We expect to continue to utilize certain design services engineers on internal projects and pre-sales activities.
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to hiring, acquisitions, foreign exchange rates and the impact of our variable compensation programs, which are driven by overall operating results.
Our employee salary and other compensation-related costs increased during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, primarily due to hiring additional employees for our research and development activities, the addition of employees through our fiscal 2012 acquisition of Sigrity, and higher variable compensation as a result of improved business performance.
Many of our operating expenses are denominated in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under the heading “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
We expect our operating expenses to increase during the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to the addition of employees through the acquisitions of Tensilica and Cosmic and expected hiring of research and development personnel.
Our operating expenses for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$90.4	$83.8	$6.6	8%
Research and development	124.1	108.6	15.5	14%
General and administrative	29.8	27.8	2.0	7%
Operating expenses	$244.3	$220.2	$24.1	11%

Our operating expenses, as a percentage of total revenue, for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Marketing and sales	26%	27%
Research and development	35%	34%
General and administrative	8%	9%
Operating expenses	69%	70%

Marketing and Sales
The changes in marketing and sales expense for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, were due to the following:

Change
(In millions)
Salary, benefits and other employee-related costs	$6.2
Other individually insignificant items	0.4
$6.6
Research and Development

The changes in research and development expense for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, were due to the following:

Change
(In millions)
Salary, benefits and other employee-related costs	$10.8
Professional engineering services	2.0
Stock-based compensation	1.5
Other individually insignificant items	1.2
$15.5

The increase in salary, benefits and other employee-related costs during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, is primarily due to hiring additional employees for our research and development activities, the addition of employees through our fiscal 2012 acquisition of Sigrity and increased costs associated with design services engineers utilized for internal research and development projects.
We expect research and development expense to increase for the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to the acquisitions of Tensilica and Cosmic and higher salary, benefits and other employee-related costs from an expected increase in hiring.

General and Administrative

The changes in general and administrative expense for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012 were due to the following:

Change
(In millions)
Professional services	2.1
Other individually insignificant items	(0.1)
$2.0

The increase in professional services costs during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, is primarily due to services rendered in connection with the acquisitions of Tensilica and Cosmic.

Amortization of Acquired Intangibles

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$3.8	$3.8	$—	—%

We expect amortization of acquired intangibles to increase during the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to the amortization of intangible assets that we expect to be recorded in connection with the acquisitions of Tensilica and Cosmic.
Interest Expense

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In millions)
Contractual interest expense:
2013 Notes	0.5	0.5
2015 Notes	2.3	2.3
Amortization of debt discount:
2013 Notes	1.7	1.5
2015 Notes	3.9	3.6
Amortization of deferred financing costs:
2013 Notes	0.1	0.1
2015 Notes	0.5	0.5
Other	0.3	—
Total interest expense	$9.3	$8.5

Income Taxes
During the three months ended March 30, 2013, uncertain tax benefits recorded in a previous business combination were released, resulting in a reduction of uncertain tax benefits of $12.0 million, interest (net of tax benefit) of $13.4 million and penalties of $8.3 million for a total tax benefit of $33.7 million. In addition, the American Tax Relief Act of 2012, enacted in January 2013, retroactively extended the United States federal research tax credit from January 1, 2012 through December 31, 2013.
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In millions, except percentages)
Provision (benefit) for income taxes	$(27.6)	$8.1
Effective tax rate	(54.0)%	20.8%

Our benefit for income taxes for the three months ended March 30, 2013 primarily consisted of the following:

•	Tax benefit of $33.7 million related to the release of the uncertain tax position described above; and

•	A period-specific tax benefit for the retroactively extended fiscal 2012 federal research tax credit in the amount of $5.9 million, offset by:

•	Federal, state and foreign tax expense on anticipated fiscal 2013 income.
Our tax expense for the three months ended March 31, 2012 primarily consisted of the following:
•Tax expense related to certain of our foreign subsidiaries;
•Interest expense on unrecognized tax positions; and
•Excess tax benefits from stock-based compensation that were allocated to equity.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Liquidity and Capital Resources

	As of
	March 30, 2013	December 29, 2012	Change
	(In millions)
Cash, cash equivalents and short-term investments	$911.2	$827.1	$84.1
Net working capital	$251.3	$174.0	$77.3
Cash, Cash Equivalents and Short-term Investments
As of March 30, 2013, our principal sources of liquidity consisted of $911.2 million of cash, cash equivalents and short-term investments, as compared to $827.1 million as of December 29, 2012.
During the second quarter of fiscal 2012, we began to maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of March 30, 2013. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
Our primary source of cash, cash equivalents and short-term investments during the three months ended March 30, 2013 was customer payments for products, maintenance and services. We also received cash from stock purchases under our ESPP and from the exercise of stock options.
Our primary use of cash, cash equivalents and short-term investments during the three months ended March 30, 2013 was payments relating to salaries, benefits, other employee-related costs and other operating expenses.
Approximately 55% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of March 30, 2013. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.
During fiscal 2012, we entered into a $250 million five-year senior secured revolving credit facility. Borrowings under the credit facility may be used to finance working capital, capital expenditures, acquisitions and other business purposes. Any outstanding loans drawn under the credit facility are payable on or before December 12, 2017. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make certain investments, dispose of certain assets and make certain payments. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. As of March 30, 2013, we were in compliance with the financial covenants. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements. After quarter-end on April 23, 2013, we borrowed $100 million on our line of credit for general working capital purposes.

On April 22, 2013, after quarter-end, we completed our acquisition of Tensilica. In connection with our acquisition of Tensilica, we utilized our United States cash for cash consideration paid at closing. Additionally, we have signed a definitive agreement to purchase Cosmic. We expect that the majority of the purchase price of Cosmic will be paid using cash held in our foreign subsidiaries. We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and additional cash available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions, for at least the next 12 months.

Net Working Capital
Net working capital increased by $77.3 million as of March 30, 2013, as compared to December 29, 2012, due to the following:

Change
(In millions)
Increase in cash and cash equivalents	$83.8
Decrease in accounts payable and accrued liabilities	14.7
Decrease in current portion of deferred revenue	10.2
Decrease in prepaid expenses and other	(4.4)
Increase in convertible notes	(5.6)
Decrease in receivables, net	(22.6)
Other individually insignificant items	1.2
$77.3
Cash Flows from Operating Activities

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	(In millions)
Cash provided by operating activities	$75.3	$60.7	$14.6

Cash flows from operating activities increased $14.6 million during the three months ended March 30, 2013, as compared to March 31, 2012, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$57.7
Changes in operating assets and liabilities, net of effect of acquired businesses	(43.1)
$14.6
Cash flows from operating activities include net income, adjusted for certain non-cash items as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections and tax payments.

Cash Flows from Investing Activities

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	(In millions)
Cash used for investing activities	(1.8)	(9.4)	7.6
The changes in net cash used for investing activities for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, were due to the following:

Change
(In millions)
Proceeds from the sale of available-for-sale securities	$15.0
Purchases of available-for-sale securities	(24.3)
Proceeds from the maturity of available-for-sale securities	8.7
Proceeds from the sale of long-term investments	6.1
Purchases of property, plant and equipment	1.6
Other individually insignificant items	0.5
$7.6
The proceeds from, and purchases of, available-for-sale securities is primarily related to normal purchases, sales and maturities of the debt securities included in our $100 million investment portfolio.
In connection with our business combinations and asset acquisitions completed before March 30, 2013, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $14.4 million in cash during the next 37 months.
During fiscal 2013, we expect to use cash for our acquisitions of Tensilica and Cosmic. We also expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, purchasing software licenses, business combinations, and making long-term equity investments.
Cash Flows from Financing Activities

	Three Months Ended		Change
	March 30, 2013	March 31, 2012	(In millions)
Cash provided by financing activities	15.2	9.4	5.8
The changes in net cash provided by financing activities for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, were due to the following:

Change
(In millions)
Proceeds from the issuance of common stock	$9.0
Tax effect related to employee stock transactions allocated to equity	2.4
Principal payments on receivable financing	(2.5)
Stock received for payment of employee taxes on vesting of restricted stock	(2.6)
Other individually insignificant items	(0.5)
$5.8

The increase in proceeds from the issuance of common stock during the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, resulted from an increase in the exercise of stock options.

Other Factors Affecting Liquidity and Capital Resources
As of March 30, 2013, we had convertible notes outstanding with a net liability value of $452.4 million and that mature between December 15, 2013, and June 1, 2015. The principal maturity value of these convertible notes is $494.5 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
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
Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. The 2015 Notes are convertible into cash from March 31, 2013 through June 29, 2013 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to March 30, 2013. Accordingly, the net balance of the 2015 Notes of $312.7 million is classified as a current liability on our condensed consolidated balance sheet as of March 30, 2013. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between March 31, 2013 and June 29, 2013. However, if the holders of the 2015 Notes elect to convert their notes between March 31, 2013 and June 29, 2013, we expect to have sufficient cash, cash equivalents, short-term investments and access to our revolving credit facility to fund any payment resulting from a conversion.
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
We expect to have sufficient cash, cash equivalents, short-term investments and access to our credit facility to fund the maturity of the 2013 Notes in December 2013. The 2013 Notes could become convertible prior to their maturity if certain conversion conditions are met. However, we do not currently expect that any of the conversion conditions will be met prior to the maturity of the 2013 Notes. We also believe that we will have sufficient cash in future periods as well as access to our revolving credit facility to service the maturities of our 2015 Notes, but future changes in our cash position, cash flows from operating activities, cash flows from investing activities, cash flows from financing activities, as well as general business levels and changes in our access to financing may impact our ability to settle the principal amount payable to the holders of the 2013 Notes and 2015 Notes when they mature or convert.
For an additional description of the 2015 Notes and 2013 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 2 in the notes to condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
A material portion of our revenue, expenses and business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies that can affect our results of operations. In certain countries where we invoice customers in the local currency, Japan in particular, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our operating expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in the United States dollar against certain foreign currencies are not generally moderated by corresponding fluctuations in our revenues, except for our operations in Japan because we receive some cash payments and make expense payments in Japanese yen.

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
The following table provides information about our forward foreign currency contracts as of March 30, 2013. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2013.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$48.1	0.77
India rupee	23.4	54.60
Israeli shekel	12.7	3.68
Japanese yen	12.3	94.64
Chinese renminbi	12.1	6.27
Canadian dollar	9.0	1.03
Other	13.5	N/A
Total	$131.1
Estimated fair value	$(0.5)
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
Our short-term investments as of March 30, 2013 include $99.0 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of March 30, 2013, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.

All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of March 30, 2013.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of March 30, 2013, we had no outstanding balance on the credit facility. For an additional description of this revolving credit facility see Note 2 in the notes to condensed consolidated financial statements.
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
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 7 in the notes to condensed consolidated financial statements, and Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, for an additional description of these investments. Our non-marketable investments had a carrying value of $7.0 million as of March 30, 2013, and $7.3 million as of December 29, 2012.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2013.
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
Based on their evaluation as of March 30, 2013, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The industries in which we compete experience rapid technology developments, changes in industry standards and customer requirements and frequent new product introductions and improvements. Currently, the industries we serve are experiencing the following trends:

•
Changes in the design and manufacturing of ICs, including migration to advanced process nodes and the introduction of three dimensional transistors, such as fin-based, multigate transistors, or FinFETs, present major challenges to the semiconductor industry, particularly in IC design, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced process nodes, the industry must adapt to more complex physics and manufacturing challenges such as the need to draw features on silicon that are many times smaller than the wavelength of light used to draw the features via lithography. Models of each component’s electrical properties and behavior also become more complex as do requisite analysis, design, verification and manufacturing capabilities. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges.

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
At the time of issuance of our convertible notes due in 2015, we entered into separate warrant transactions for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. At the time of issuance of our convertible notes due 2013, we also entered into separate warrant transactions, and warrants are currently outstanding to purchase approximately 6.8 million shares of our common stock at a strike price of $31.50 per share. These warrants will be settled in net shares. Therefore, upon expiration of the warrants, we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If our stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. Additional risk factors related to our indebtedness are described below under "Risks Related to Our Securities and Indebtedness."
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
We have recorded net losses in the past and may record net losses in the future. Various factors affect our operating results, and some of them are not within our control. Our operating results for any period are affected by the timing of revenue recognition, particularly for our hardware products.
A substantial portion of the product revenue related to our hardware business is recognized upon delivery. Revenue related to our hardware business is inherently difficult to predict, because sales of our hardware products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers and our customers’ willingness to expend capital to deploy our hardware in those projects. Therefore, our hardware sales may be delayed or may decrease if our customers delay or cancel projects because their capital spending is constrained. Moreover, the verification hardware market is highly competitive, and our customers may choose to purchase a competitor’s verification hardware product based on cost, performance or other factors. These factors may result in lower hardware revenue, which would have an adverse effect on our business, results of operations or cash flows. Additionally, our forecasted revenue results are based, in part, on our expectations of hardware to be delivered in a particular quarter. Since revenue related to our hardware business is generally recognized upon delivery, changes in hardware bookings or deliveries relative to expectations will have a more immediate impact on our revenue than do changes in software or services bookings, for which revenue is generally recognized over time.
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
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see "Critical Accounting Estimates" under Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations"). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.

Historical results of operations should not be viewed as reliable indicators of our future performance. If our revenue, operating results or business outlook for future periods fall short of the levels expected by us, securities analysts or investors, the trading price of our common stock could decline.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during the three months ended March 30, 2013, and 59% during the three months ended March 31, 2012. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the United States dollar, or US dollar, and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the US dollar, it takes more of the foreign currency to purchase the same amount of US dollars than before the change. If we price our products and services in the foreign currency, we receive fewer US dollars than we did before the change. If we price our products and services in US dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the US dollar, it takes more US dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may hurt our results of operations as expressed in US dollars.
Litigation could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, "Legal Proceedings" and Note 10 in our notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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

The competition in our industries is substantial, and we may not be able to continue to successfully compete in our industries.
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

We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc. and Zuken Ltd. and many others offering "point solutions"), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of Design IP, we compete with Synopsys and numerous smaller IP companies. During fiscal 2012, Synopsys acquired Magma Design Automation, Inc., EVE SA and Springsoft, Inc. We expect that Synopsys’ integration of these companies into its product offerings will result in increased competitive pressures that could harm our business, results of operations or cash flows.
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
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•	The adoption or expansion of government trade restrictions, including tariffs and other trade barriers;

•	Limitations on repatriation of earnings;

•	Limitations on the conversion of foreign currencies;

•	Reduced protection of intellectual property rights in some countries;

•	Performance of national economies;

•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements;

•	Inability to continue to offer competitive compensation in certain growing regions; and

•	United States’ and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products.

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
Occasionally, our customers file for bankruptcy or request to modify license terms. If our customers experience adversity in their business, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products. For instance, if our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations, in turn, may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us, or at all, which may have a material negative effect on our business.

If our security measures are breached, and an unauthorized party obtains access to customer data or our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation.
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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and has continued to discuss these and other proposed accounting principles during the first quarter of fiscal 2013. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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
We have significant operations outside the United States. As of March 30, 2013, approximately 55% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash, cash equivalents and short-term investments balances, future United States operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
Our investments include various money market funds and marketable debt securities, such as corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising United States government debt level may cause a decrease in the purchasing power of the United States dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.

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
When companies in our industry lose employees to competitors, they frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring employees or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could also divert the attention of our management away from our operations.
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
We have a substantial level of debt, and, as of March 30, 2013, we have the ability to borrow an additional $250 million under a credit facility. As of March 30, 2013, we had outstanding indebtedness with a principal balance of $494.7 million as follows:

•	$350.0 million related to our 2.625% cash convertible senior notes due 2015, or the 2015 Notes;

•	$144.5 million related to our 1.500% convertible senior notes due December 15, 2013, or the 2013 Notes; and

•	$0.2 million related to our zero coupon zero yield senior convertible notes due 2023.
The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described above;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Impose additional operating or financial covenants on us;

•	Limit our flexibility in planning for or reacting to changes in our business; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

We have entered into a $250 million five-year senior secured revolving credit facility. As of March 30, 2013, we did not have any borrowings outstanding under the credit facility. After quarter-end on April 2013, we borrowed $100 million on our credit facility, and we may draw down further on the facility in the future to finance working capital, capital expenditures, mergers and acquisitions and other business purposes, which would increase our indebtedness. Any outstanding loans drawn under this agreement are payable on or before December 12, 2017. We have the option to increase the maximum borrowings on our credit facility up to an additional $150 million if our lenders approve our request. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens and make certain investments, complete acquisitions, dispose of certain assets and make certain payments, including dividends. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. These financial covenants could limit our flexibility in conducting our business, and any borrowings outstanding under the credit facility could be accelerated if we fail to comply with these covenants.
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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended March 30, 2013 our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to March 30, 2013. As a result, the 2015 Notes are convertible into cash from March 30, 2013 through June 29, 2013 and we have classified our 2015 Notes as a current liability on our consolidated balance sheet as of March 30, 2013. The 2013 Notes are not currently convertible.
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

If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of March 30, 2013. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.
Rating agencies may provide unsolicited ratings on the 2013 Notes and the 2015 Notes that could reduce the market value or liquidity of our 2013 Notes, 2015 Notes or our common stock.
We have not requested a rating of the 2013 Notes or the 2015 Notes from any rating agency, and we do not anticipate that the 2013 Notes or the 2015 Notes will be rated. However, if one or more rating agencies independently elects to rate the 2013

Notes or the 2015 Notes and assigns the 2013 Notes or the 2015 Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the 2013 Notes or the 2015 Notes, as the case may be, and our common stock could be harmed. Should a decline occur in the market price of the 2013 Notes or the 2015 Notes, as compared to the price of our common stock, the decline may trigger the right of the holders of the 2013 Notes or the 2015 Notes to convert such notes into cash and shares of our common stock, as applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500 million in the aggregate. As described in Note 2 in the notes to condensed consolidated financial statements, our revolving credit facility restricts certain payments, including share repurchases. We did not repurchase shares under these repurchase programs during the three months ended March 30, 2013, and $814.4 million remains under our repurchase authorization as of March 30, 2013.
The following table presents repurchases and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
December 30, 2012 – February 2, 2013	31,481	$13.72	—	$814.4
February 3, 2013 – March 2, 2013	459,531	$14.27	—	$814.4
March 3, 2013 – March 30, 2013	54,157	$13.73	—	$814.4
Total	545,169	$14.18	—
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On April 23, 2013, we borrowed $100 million on our five-year senior secured revolving credit facility. For additional descriptions of our credit facility, see Note 2 in the notes to condensed consolidated financial statements under Part I, Item 1, and "Liquidity and Capital Resources - Cash, Cash Equivalents and Short-term Investments" under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated by reference into this Part II, Item 5.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

2.01
Agreement and Plan of Merger, dated as of March 11, 2013, among the Registrant, Tundra Holdings, Inc., Tundra Subsidiary Corporation, Tensilica, Inc. and Shareholder Representative Services LLC, as Stockholder Agent.
X
10.01	Employment Agreement, effective as of March 28, 2013, between Registrant and Martin N. Lund.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 25, 2013	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	April 25, 2013	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

2.01
Agreement and Plan of Merger, dated as of March 11, 2013, by and among the Registrant, Tundra Holdings, Inc., Tundra Subsidiary Corporation, Tensilica, Inc. and Shareholder Representative Services LLC, solely as Stockholder Agent.
X
10.01	Employment Agreement, effective as of March 28, 2013, between the Registrant and Martin N. Lund.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X