Form 10-Q
period 2013-06-29
CADENCE DESIGN SYSTEMS INC
filed 2013-07-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 29, 2013, 283,941,464 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$577,233	$726,357
Short-term investments	101,251	100,704
Receivables, net of allowances of $0 and $85, respectively	92,581	97,821
Inventories	38,705	36,163
2015 notes hedges	335,131	303,154
Prepaid expenses and other	120,598	127,036
Total current assets	1,265,499	1,391,235
Property, plant and equipment, net of accumulated depreciation of $623,356 and $635,450, respectively	243,288	244,439
Goodwill	457,556	233,266
Acquired intangibles, net of accumulated amortization of $115,406 and $104,351, respectively	337,705	184,938
Long-term receivables	5,929	7,559
Other assets	253,112	225,566
Total assets	$2,563,089	$2,287,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$100,000	$—
Convertible notes	458,179	447,011
2015 notes embedded conversion derivative	335,131	303,154
Accounts payable and accrued liabilities	185,809	171,318
Current portion of deferred revenue	282,784	295,787
Total current liabilities	1,361,903	1,217,270
Long-term liabilities:
Long-term portion of deferred revenue	43,892	50,529
Other long-term liabilities	117,034	104,033
Total long-term liabilities	160,926	154,562
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of par value	1,744,261	1,721,556
Treasury stock, at cost	(168,573)	(200,786)
Accumulated deficit	(561,511)	(649,549)
Accumulated other comprehensive income	26,083	43,950
Total stockholders’ equity	1,040,260	915,171
Total liabilities and stockholders’ equity	$2,563,089	$2,287,003

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Product and maintenance	$337,983	$297,510	$666,254	$583,798
Service	24,498	28,966	50,493	58,508
Total revenue	362,481	326,476	716,747	642,306
Costs and expenses:
Cost of product and maintenance	28,095	32,406	57,942	59,618
Cost of service	15,148	17,071	33,492	36,445
Marketing and sales	95,277	80,418	185,679	164,213
Research and development	136,395	112,031	260,479	220,625
General and administrative	34,441	30,244	64,251	58,014
Amortization of acquired intangibles	5,327	3,643	9,118	7,429
Restructuring and other charges (credits)	2,656	43	2,508	(8)
Total costs and expenses	317,339	275,856	613,469	546,336
Income from operations	45,142	50,620	103,278	95,970
Interest expense	(9,528)	(8,566)	(18,790)	(17,103)
Other income, net	2,018	3,669	4,193	6,103
Income before provision for income taxes	37,632	45,723	88,681	84,970
Provision for income taxes	28,203	9,337	643	17,480
Net income	$9,429	$36,386	$88,038	$67,490
Net income per share – basic	$0.03	$0.13	$0.32	$0.25
Net income per share – diluted	$0.03	$0.13	$0.30	$0.24
Weighted average common shares outstanding – basic	277,146	269,739	276,018	268,840
Weighted average common shares outstanding – diluted	294,443	275,318	293,274	276,526

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$9,429	$36,386	$88,038	$67,490
Other comprehensive loss, net of tax effects:
Foreign currency translation loss	(11,705)	(2,366)	(17,867)	(4,832)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(99)	(1,017)	(383)	(1,021)
Changes in defined benefit plan liabilities	65	84	383	54
Total other comprehensive loss, net of tax effects	(11,739)	(3,299)	(17,867)	(5,799)
Comprehensive income (loss)	$(2,310)	$33,087	$70,171	$61,691

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash and cash equivalents at beginning of period	$726,357	$601,602
Cash flows from operating activities:
Net income	88,038	67,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,977	43,736
Amortization of debt discount and fees	12,625	11,529
Stock-based compensation	28,921	21,886
Gain on investments, net	(2,477)	(4,169)
Deferred income taxes	(4,413)	459
Other non-cash items	433	3,564
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	8,719	16,513
Inventories	(2,672)	499
Prepaid expenses and other	26,516	414
Other assets	(45,274)	(169)
Accounts payable and accrued liabilities	10,023	(4,694)
Deferred revenue	(24,359)	(27,446)
Other long-term liabilities	7,174	(1,424)
Net cash provided by operating activities	150,231	128,188
Cash flows from investing activities:
Purchases of available-for-sale securities	(63,705)	(49,083)
Proceeds from the sale of available-for-sale securities	46,857	136
Proceeds from the maturity of available-for-sale securities	15,716	—
Proceeds from the sale of long-term investments	6,102	44
Purchases of property, plant and equipment	(23,739)	(18,269)
Investment in venture capital partnerships and equity investments	—	(250)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(392,139)	(1,041)
Net cash used for investing activities	(410,908)	(68,463)
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—
Principal payments on receivable financing	(2,526)	(2,907)
Payment of acquisition-related contingent consideration	(582)	(39)
Tax effect related to employee stock transactions allocated to equity	7,300	4,075
Proceeds from issuance of common stock	30,227	13,063
Stock received for payment of employee taxes on vesting of restricted stock	(11,758)	(9,897)
Net cash provided by financing activities	122,661	4,295
Effect of exchange rate changes on cash and cash equivalents	(11,108)	(3,964)
Increase (decrease) in cash and cash equivalents	(149,124)	60,056
Cash and cash equivalents at end of period	$577,233	$661,658

Supplemental cash flow information:
Interest paid	$6,294	$5,677
Income taxes paid, including foreign withholding tax	$6,598	$9,801
Non-cash investing and financing activities:
Stock options assumed for acquisition	$529	$—
Available-for-sale securities received from customer	$232	$15

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In the condensed consolidated income statements for the three and six months ended June 29, 2013, Cadence combined product and maintenance revenue because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. Cadence reclassified prior period product and maintenance revenue balances to conform to the current period presentation. Certain other prior period balances have also been reclassified to conform to current period presentation.
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

NOTE 2. DEBT
Cadence’s outstanding debt as of June 29, 2013 and December 29, 2012 was as follows:

	June 29, 2013			December 29, 2012
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$350,000	$(33,320)	$316,680	$350,000	$(41,181)	$308,819
2013 Notes	144,461	(3,140)	141,321	144,461	(6,447)	138,014
2023 Notes	178	—	178	178	—	178
Revolving credit facility	100,000	—	100,000	—	—	—
Total outstanding debt	$594,639	$(36,460)	$558,179	$494,639	$(47,628)	$447,011
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
A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at June 29, 2013	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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

Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes are convertible into cash from June 30, 2013 through September 28, 2013 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to June 29, 2013. Accordingly, the net balance of the 2015 Notes of $316.7 million is classified as a current liability on Cadence’s condensed consolidated balance sheet as of June 29, 2013. The classification of the 2015 Notes as current or long-term on the condensed consolidated balance sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence’s closing stock price has exceeded $9.81 during the periods specified in the table above under “Early conversion conditions.” In the event that none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence will classify its net liability under the 2015 Notes as a long-term liability on the condensed consolidated balance sheet as of the end of that fiscal quarter.
If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on June 29, 2013, Cadence would have recorded an expense of $37.9 million associated with the conversion, comprised of $33.3 million of unamortized debt discount and $4.6 million of unamortized transaction fees.
As of June 29, 2013, the if-converted value of the 2015 Notes to the note holders of approximately $671.6 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $684.2 million as of June 29, 2013 and $640.1 million as of December 29, 2012. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of June 29, 2013, none of the note holders had elected to convert their 2015 Notes.
2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the condensed consolidated balance sheet at its estimated fair value. The fair value was $335.1 million as of June 29, 2013 and $303.2 million as of December 29, 2012.

2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the condensed consolidated balance sheet at their estimated fair value. The 2015 Note Hedges fair value was $335.1 million as of June 29, 2013 and $303.2 million as of December 29, 2012. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three and six months ended June 29, 2013 and June 30, 2012 and did not have a net impact on the condensed consolidated income statements for the respective periods.
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

The effective interest rate and components of interest expense of the 2015 Notes for the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$2,289	$2,289	$4,578	$4,578
Amortization of debt discount	$3,951	$3,638	$7,861	$7,231
2013 Notes and 2011 Notes
In December 2006, Cadence issued $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. At the same time, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes. During 2010, Cadence repurchased a portion of the 2011 Notes and the 2013 Notes. The 2011 Notes matured on December 15, 2011, at which time Cadence paid the remaining balance on the 2011 Notes in full. As of June 29, 2013, the remaining principal maturity value of the 2013 Notes was $144.5 million.
At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. To the extent that the 2013 Notes are convertible prior to maturity and a holder of the 2013 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading “Conversion feature.” As of June 29, 2013, the 2013 Notes were not convertible.
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

A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages and per share amounts)

Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at June 29, 2013	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Equity component - included in common stock - at June 29, 2013 and December 29, 2012	$63,027

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

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
Impact of Early Conversion Conditions on Financial Statements
As of June 29, 2013, none of the 2013 Notes Early Conversion Conditions had been met. The 2013 Notes mature on December 15, 2013 and the liability component of the 2013 Notes is classified as a current liability as of June 29, 2013.
As of June 29, 2013, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $145.0 million as of June 29, 2013 and was $144.1 million as of December 29, 2012.

2013 and 2011 Notes Hedges
The 2011 Notes Hedges expired unexercised on December 15, 2011. The 2013 Notes Hedges expire on December 15, 2013, and must be settled in net shares of Cadence common stock. Therefore, upon expiration of the 2013 Notes Hedges, the counterparties will deliver shares of common stock to Cadence that represent the value, if any, by which the price of the common stock exceeds the price stipulated within the particular hedge agreement. The aggregate cost of the hedges entered into in connection with the 2011 Notes Hedges (which had similar conversion features as the 2013 Notes) and 2013 Notes Hedges was $119.8 million and was recorded as a reduction to stockholders’ equity. In connection with the purchase of a portion of the 2013 Notes and 2011 Notes during fiscal 2010, Cadence also sold a portion of the 2013 Notes Hedges and the 2011 Notes Hedges representing options to purchase approximately 9.7 million shares of Cadence’s common stock for proceeds of $0.4 million. The estimated fair value of the remaining 2013 Notes Hedges was $0.2 million as of June 29, 2013 and $0.7 million as of December 29, 2012. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the condensed consolidated financial statements as long as the instruments remain classified as equity.
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

The effective interest rate and components of interest expense of the 2013 Notes for the three and six months ended June 29, 2013, and of the 2013 Notes and 2011 Notes for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Effective interest rate	6.4%	6.4%	6.4%	6.4%
Contractual interest expense	$540	$540	$1,080	$1,080
Amortization of debt discount	$1,657	$1,547	$3,307	$3,086
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of June 29, 2013 and December 29, 2012, the remaining balance and the total fair value of the 2023 Notes was $0.2 million.
Revolving Credit Facility
In December 2012, Cadence entered into a five-year senior secured revolving credit facility. The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million.
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
As of June 29, 2013 and December 29, 2012, Cadence had outstanding borrowings under the credit facility of $100.0 million and $0, respectively, and was in compliance with all financial covenants.

NOTE 3. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
Acquisitions
On April 22, 2013, Cadence acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units based in Santa Clara, California. The acquired technology enables Cadence to offer customizable design IP solutions to its customers for applications such as mobile wireless, network infrastructure, audio infotainment and home applications. Total cash consideration for Tensilica, after taking into account adjustments for certain costs and cash held by Tensilica at closing of $26.3 million, was $319.3 million. An additional $5.8 million has been placed in escrow and will be expensed as it is conditioned upon certain Tensilica shareholders remaining employees of Cadence over designated retention periods. Cadence also assumed certain unvested Tensilica options with a fair value of $15.3 million, of which $0.5 million was allocated to purchase consideration. The remaining $14.8 million of assumed options will be expensed over the remaining vesting periods of the awards. The Black-Scholes option-pricing model was used to determine the fair value of the assumed options at the acquisition date. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and risk-free interest rates. Cadence will also make payments to certain employees that are conditioned upon continued employment and the achievement of certain performance metrics over a three-year period.
On May 23, 2013, Cadence acquired Cosmic Circuits Private Limited, or Cosmic, a privately held provider of intellectual property used in system-on-chip design and verification based in Bangalore, India. The acquired technology enables Cadence to offer broader analog and mixed signal IP solutions to its customers. Total cash consideration for Cosmic, after taking into account cash held by Cosmic at closing of $1.7 million, was $59.5 million. Cadence will also make payments to certain employees that are conditioned upon continued employment and the achievement of certain performance metrics over a four-year period. Lip-Bu Tan, Cadence’s president, chief executive officer and director, was also a member of the board of directors of Cosmic. In addition, a trust for the benefit of the children of Mr. Tan owned approximately 8.5% of Cosmic, and Mr. Tan and his wife serve as co-trustees of the trust. Mr. Tan recused himself from the discussions and negotiations between and at Cadence and Cosmic throughout the duration of the transaction, including any discussions and negotiations related to the consideration provided to Cosmic. A financial advisor provided a fairness opinion to Cadence in connection with the transaction, and the Board of Directors of Cadence reviewed the transaction and concluded that it was in the best interests of Cadence to proceed with such transaction.
During the six months ended June 29, 2013, Cadence completed another business combination and an asset acquisition for cash and allocated the total purchase consideration of $14.4 million to the assets acquired and liabilities assumed based on their respective fair values on the acquisition dates.

The following table summarizes the fair value of assets acquired and liabilities assumed as part of the acquisitions completed during the six months ended June 29, 2013:

	(In thousands)
	Tensilica	Cosmic	Other
Cash and cash equivalents	$26,331	$1,724	149
Trade receivables	4,454	668	—
Property, plant and equipment	1,938	185	91
Other assets	46,832	1,681	—
Acquired intangibles:
Existing technology	102,000	16,300	2,014
Agreements and relationships	33,000	5,100	1,667
Tradenames and trademarks	3,000	—	—
In-process technology	5,300	4,200	1,200
Goodwill	176,461	41,911	9,587
Total assets acquired	$399,316	$71,769	$14,708
Deferred revenue	(8,100)	(129)	—
Other liabilities	(4,959)	(1,982)	(277)
Long-term deferred tax liabilities	(40,147)	(8,428)	—
Net assets acquired	$346,110	$61,230	$14,431
Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The weighted average amortization period for definite-lived intangible assets acquired during the six months ended June 29, 2013 is approximately 8 years.
In-process technology consists of projects that had not reached technological feasibility by the date of acquisition and are considered indefinite-lived intangible assets until the completion or abandonment of the project. Upon completion of the project, the assets are amortized over their estimated useful lives. If the project is abandoned rather than completed, the asset is written off. In-process technology is tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired.
The goodwill generated from Cadence's acquisitions during the six months ended June 29, 2013 is primarily related to expected synergies from combining operations of the acquired companies with Cadence. Cadence expects that approximately $9.6 million of goodwill related to the acquisitions completed during the six months ended June 29, 2013 will be deductible for tax purposes.
Results of operations and the estimated fair value of acquired assets and assumed liabilities are recorded in the condensed consolidated financial statements from the date of acquisition. The fair values of acquired intangible assets, including in-process technology, and assumed liabilities were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 7 in the notes to condensed consolidated financial statements.
The financial information in the table below summarizes the combined results of operations of Cadence and Tensilica, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2012. Pro forma results of operations for the other acquisitions completed during the three and six months ended June 29, 2013 have not been presented because the effects of these acquisitions, individually and in the aggregate, would not have been material to Cadence's financial results. The pro forma financial information for Tensilica is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 31, 2011 or of results that may occur in the future.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Total revenue	$364,870	$333,840	$729,353	$656,171
Net income	$25,998	$22,032	$96,429	$38,100

Acquisition-related costs were $4.8 million and $8.2 million for the three and six months ended June 29, 2013, respectively, and $1.1 million and $1.1 million for the three and six months ended June 30, 2012, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence's condensed consolidated income statements.
Acquisition-related Contingent Consideration
One of the fiscal 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if these measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the remaining contingent consideration as of June 29, 2013 was $3.7 million.
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions completed in prior fiscal years, subject to the satisfaction of certain financial measures. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $14.4 million over the next 34 months. Of the $14.4 million, up to $9.0 million would be recorded as operating expenses in the condensed consolidated income statements.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 29, 2013 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2012	$233,266
Goodwill resulting from acquisitions	227,959
Effect of foreign currency translation	(3,669)
Balance as of June 29, 2013	$457,556

Acquired Intangibles, Net
Acquired intangibles as of June 29, 2013 were as follows, excluding intangibles that were fully amortized as of December 29, 2012:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$231,562	$(39,088)	$192,474
Agreements and relationships	171,550	(44,018)	127,532
Distribution rights	30,100	(30,100)	—
Tradenames, trademarks and patents	9,519	(2,200)	7,319
In-process technology	10,380	—	10,380
Total acquired intangibles	$453,111	$(115,406)	$337,705
In-process technology as of June 29, 2013 consists of projects acquired during the six months ended June 29, 2013, and if completed, will contribute to Cadence's ability to offer additional IP solutions to its customers. These projects are expected to be complete in 12 to 24 months.

Acquired intangibles as of December 29, 2012 were as follows, excluding intangibles that were fully amortized as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$112,940	$(30,171)	$82,769
Agreements and relationships	133,764	(37,769)	95,995
Distribution rights	30,100	(28,595)	1,505
Tradenames, trademarks and patents	12,485	(7,816)	4,669
Total acquired intangibles	$289,289	$(104,351)	$184,938

Amortization expense from existing technology intangible assets and maintenance agreement intangible assets is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended June 29, 2013 and June 30, 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Cost of product and maintenance	$5,760	$2,891	$9,567	$5,790
Amortization of acquired intangibles	5,327	3,643	9,118	7,429
Total amortization of acquired intangibles	$11,087	$6,534	$18,685	$13,219
Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2013 – remaining period	$24,531
2014	50,152
2015	49,590
2016	43,854
2017	40,236
Thereafter	129,342
Total estimated amortization expense	$337,705

NOTE 5. INCOME TAXES

During the six months ended June 29, 2013, Cadence recognized a provision for income taxes of approximately $0.6 million primarily because of:

•	Federal, state and foreign tax expense on anticipated fiscal 2013 income; and

•	Tax expense related to integrating the acquisitions;
which were partially offset by:

•	A tax benefit of $33.7 million from the release of an uncertain tax position recorded in a previous business combination and the release of related interest and penalties; and

•	A tax benefit of $5.9 million for the fiscal 2012 federal research tax credit that was retroactively enacted.
Unrecognized Tax Benefits
During the six months ended June 29, 2013, Cadence determined that the State of California Franchise Tax Board examination of the 2004 through 2006 tax years was effectively settled and, separately, released an unrecognized tax benefit recorded in a prior business combination.
The changes in Cadence's gross amount of unrecognized tax benefits during the six months ended June 29, 2013 are as follows:

Unrecognized tax benefits
(In thousands)
Unrecognized tax benefits as of December 29, 2012	$92,378
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year	1,025
Gross amount of the increases (decreases) in unrecognized tax benefits as a result of tax positions taken during the current year	13,262
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(13,635)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(12,044)
Effect of foreign currency translation	155
Unrecognized tax benefits as of June 29, 2013	$81,141

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence's effective tax rate as of June 29, 2013	45,127

The total amounts of interest and penalties recognized in the condensed consolidated income statements as provision (benefit) for income taxes for the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Interest	$(14)	$1,194	$(13,459)	$1,763
Penalties	1,347	(6)	(6,959)	(975)
The total amounts of gross accrued interest and penalties recognized in the condensed consolidated balance sheets as of June 29, 2013 and December 29, 2012 were as follows:

	As of
	June 29, 2013	December 29, 2012
	(In thousands)
Interest	$3,096	$24,427
Penalties	1,964	8,953

NOTE 6. RECEIVABLES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
Cadence’s current and long-term receivables balances as of June 29, 2013 and December 29, 2012 were as follows:

	As of
	June 29, 2013	December 29, 2012
	(In thousands)
Accounts receivable	$66,966	$67,259
Installment contract receivables, short-term	25,615	30,647
Long-term receivables	5,929	7,559
Total receivables	$98,510	$105,465
Less allowance for doubtful accounts	—	(85)
Total receivables, net	$98,510	$105,380
Cadence’s customers are primarily concentrated within the semiconductor, electronics systems and consumer electronics industries. As of June 29, 2013 and December 29, 2012, no single customer accounted for 10% of Cadence’s total receivables. As of June 29, 2013, approximately 46% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 29, 2012, approximately 47% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 29, 2013.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 29, 2013 and December 29, 2012:

	Fair Value Measurements as of June 29, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$403,153	$403,153	$—	$—
Corporate debt securities	501	—	501	—
Short-term investments:
Corporate debt securities	34,205	—	34,205	—
Bank certificates of deposit	26,215	—	26,215	—
United States Treasury securities	25,856	25,856	—	—
United States government agency securities	11,223	11,223	—	—
Commercial paper	1,797	—	1,797	—
Marketable equity securities	1,955	1,955	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	21,472	21,472	—	—
2015 Notes Hedges	335,131	—	335,131	—
Total Assets	$861,508	$463,659	$397,849	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,832	$—	$—	$3,832
2015 Notes Embedded Conversion Derivative	335,131	—	335,131	—
Foreign currency exchange contracts	$1,498	$—	$1,498	$—
Total Liabilities	$340,461	$—	$336,629	$3,832

	Fair Value Measurements as of December 29, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$566,334	$566,334	$—	$—
Short-term investments:
Corporate debt securities	31,359	—	31,359	—
Bank certificates of deposit	27,826	—	27,826	—
United States Treasury securities	23,239	23,239	—	—
United States government agency securities	10,258	10,258	—	—
Commercial paper	5,783	—	5,783	—
Marketable equity securities	2,239	2,239	—	—
Trading securities held in NQDC trust	24,329	24,329	—	—
2015 Notes Hedges	303,154	—	303,154	—
Foreign currency exchange contracts	1,737	—	1,737	—
Total Assets	$996,258	$626,399	$369,859	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,218	$—	$—	$4,218
2015 Notes Embedded Conversion Derivative	303,154	—	303,154	—
Total Liabilities	$307,372	$—	$303,154	$4,218

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

Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of June 29, 2013 and December 29, 2012. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the condensed consolidated income statements.
The following table summarizes the level 3 activity for the six months ended June 29, 2013:

(In thousands)
Balance as of December 29, 2012	$4,218
Payments	(740)
Adjustments	354
Balance as of June 29, 2013	$3,832

Cadence acquired intangible assets, including in-process technology, of $173.8 million in connection with its acquisitions during the six months ended June 29, 2013. The fair value of the intangible assets acquired was determined using the income approach and using level 3 inputs. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to IP solutions, discount rates consistent with the level of risk and the economy in general. The fair value of these intangible assets is affected most significantly by the projected income associated with the intangible assets and the anticipated timing of the projected income, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the income projections increase or decrease, the fair value of the intangible assets would increase or decrease accordingly in amounts that will vary based on the anticipated timing of the projected income and the discount rate used to calculate the present value of the expected income. Cadence used discount rates ranging from 10% to 15% to value the intangible assets acquired during the six months ended June 29, 2013.
As part of its acquisitions, Cadence also assumed obligations related to deferred revenue of $8.2 million, which was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit between10% and 25%. The total costs including the assumed profit were adjusted to present value using a discount rate of approximately 3%. The resulting fair value approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligation is affected most significantly by the estimated costs required to support the obligation, but is also affected by the assumed profit and the discount rate.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and deferred revenue obligations are reasonable, but significant judgment is involved.

NOTE 8. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of June 29, 2013 and December 29, 2012 were as follows:

	As of
	June 29, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$577,233	$726,357
Short-term investments	101,251	100,704
Cash, cash equivalents and short-term investments	$678,484	$827,061
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of June 29, 2013 and December 29, 2012:

	As of
	June 29, 2013	December 29, 2012
	(In thousands)
Cash and interest bearing deposits	$173,579	$160,023
Money market funds	403,153	566,334
Corporate debt securities	501	—
Total cash and cash equivalents	$577,233	$726,357
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of June 29, 2013 and December 29, 2012:

	As of June 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,228	$25	$(48)	$34,205
Bank certificates of deposit	26,200	16	(1)	26,215
United States Treasury securities	25,846	22	(12)	25,856
United States government agency securities	11,218	9	(4)	11,223
Commercial paper	1,793	4	—	1,797
Marketable debt securities	99,285	76	(65)	99,296
Marketable equity securities	1,817	138	—	1,955
Total short-term investments	$101,102	$214	$(65)	$101,251

	As of December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$31,313	$57	$(11)	$31,359
Bank certificates of deposit	27,805	21	—	27,826
United States Treasury securities	23,213	26	—	23,239
United States government agency securities	10,245	13	—	10,258
Commercial paper	5,777	6	—	5,783
Marketable debt securities	98,353	123	(11)	98,465
Marketable equity securities	1,817	422	—	2,239
Total short-term investments	$100,170	$545	$(11)	$100,704
As of June 29, 2013, any securities held by Cadence with an unrealized loss had been held for less than three months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of June 29, 2013, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$54,133	$54,160
Due in one to three years	45,152	45,136
Total marketable debt securities included in short-term investments	$99,285	$99,296
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
Cadence’s non-marketable investments as of June 29, 2013 and December 29, 2012 were as follows:

	As of
	June 29, 2013	December 29, 2012
	(In thousands)
Cost method	$3,038	$3,038
Equity method	3,708	4,249
Total non-marketable investments	$6,746	$7,287
Net realized gains on the sale of non-marketable investments during the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)		(In thousands)
Gains on sale of non-marketable investments	$—	$—	$1,190	$—

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

The calculations for basic and diluted net income per share for the three and six months ended June 29, 2013 and June 30, 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except per share amounts)
Net income	$9,429	$36,386	$88,038	$67,490
Weighted average common shares used to calculate basic net income per share	277,146	269,739	276,018	268,840
2023 Notes	11	11	11	11
2015 Warrants	10,871	637	10,770	1,580
Share-based awards	6,415	4,931	6,475	6,095
Weighted average common shares used to calculate diluted net income per share	294,443	275,318	293,274	276,526
Net income per share - basic	$0.03	$0.13	$0.32	$0.25
Net income per share - diluted	$0.03	$0.13	$0.30	$0.24
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 29, 2013, and June 30, 2012, that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
2013 Warrants	6,830	6,830	6,830	6,830
Options to purchase shares of common stock	5,752	14,228	6,253	14,149
Non-vested shares of restricted stock	18	203	9	118
Total potential common shares excluded	12,600	21,261	13,092	21,097

NOTE 10. OTHER COMPREHENSIVE INCOME
Cadence’s other comprehensive income is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive income was comprised of the following as of June 29, 2013, and December 29, 2012:

	As of
	June 29, 2013	December 29, 2012
	(In thousands)
Foreign currency translation gain	$30,786	$48,653
Changes in defined benefit plan liabilities	(4,846)	(5,229)
Unrealized holding gains on available-for-sale securities	143	526
Total accumulated other comprehensive income	$26,083	$43,950
For the three and six months ended June 29, 2013 and June 30, 2012 there were no significant amounts reclassified from accumulated other comprehensive income to net income.

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 29, 2013 or June 30, 2012.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended June 29, 2013 or June 30, 2012.

NOTE 12. OTHER INCOME, NET
Cadence’s other income, net for the three and six months ended June 29, 2013 and June 30, 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Interest income	$484	$308	$909	$645
Gains on sale of non-marketable equity investments	—	—	1,190	—
Gains on securities in NQDC trust	1,699	2,278	1,851	4,076
Gains on foreign exchange	223	1,070	987	1,170
Other income (expense), net	(388)	13	(744)	212
Total other income, net	$2,018	$3,669	$4,193	$6,103

NOTE 13. SEGMENT REPORTING
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
The following table presents a summary of revenue by geography for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Americas:
United States	$159,229	$142,925	$308,400	$273,380
Other Americas	5,566	5,802	10,181	13,926
Total Americas	164,795	148,727	318,581	287,306
Europe, Middle East and Africa	77,757	64,996	156,677	124,705
Japan	45,467	53,880	98,941	110,099
Asia	74,462	58,873	142,548	120,196
Total	$362,481	$326,476	$716,747	$642,306

The following table presents a summary of long-lived assets by geography as of June 29, 2013 and December 29, 2012:

	As of
	June 29, 2013	December 29, 2012
	(In thousands)
Americas:
United States	$211,521	$214,711
Other Americas	309	185
Total Americas	211,830	214,896
Europe, Middle East and Africa	5,682	5,410
Japan	1,015	1,649
Asia	24,761	22,484
Total	$243,288	$244,439

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
Substantially all of our business is generated from semiconductor and electronics systems manufacturers and designers and the renewal of many of our customer contracts and the decisions for new purchases are dependent upon their commencement of new design projects. As a result, our business is significantly influenced by our customers’ business outlook and investment in the introduction of new products and the improvement of existing products.
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
The major Cadence® design platforms are branded as Incisive® functional verification, Virtuoso® custom IC design, Encounter® digital IC design and Allegro® system interconnect design. Our functional verification offerings include our VIP products, our Design IP offerings and our hardware offerings. In addition, we augment these platform product offerings with a set of DFM products that service both the digital and custom IC design flows.
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
During the six months ended June 29, 2013, we completed acquisitions that enable us to offer additional IP solutions to our customers. These acquisitions, along with our fiscal 2012 acquisition of Sigrity, influenced revenues and operating expenses for the three and six months ended June 29, 2013. It is expected that the impact of these acquisitions on our condensed consolidated income statements for the remainder of fiscal 2013 will result in a greater increase in our operating expenses than the increase in revenue generated from the acquisitions, in part, because the adjustment of deferred revenue to fair value.
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

Results of Operations
Financial results for the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, reflect the following:

•	An increase in our product and maintenance revenue, primarily because of increased business levels and increased revenue recognized from bookings in prior periods;

•
An increase in employee-related costs, primarily consisting of incremental costs related to employees added from our fiscal 2013 and fiscal 2012 acquisitions and costs related to hiring additional employees; and

•	An increase in variable compensation due to increased revenue, bookings and operating performance.
Revenue
We primarily generate revenue from licensing our EDA software and IP, selling or leasing our hardware technology, providing maintenance for our software, IP and hardware, providing engineering services and earning royalties generated from the use of our IP.
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
Greater than 90% of the aggregate value of our bookings during the three and six months ended June 29, 2013 and June 30, 2012 was of a type for which the revenue is recurring, or ratable, in nature.
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
Revenue by Period
In the condensed consolidated income statements for the three and six months ended June 29, 2013, we combined product and maintenance revenue because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. We reclassified prior period product and maintenance revenue balances to conform to the current year presentation.
The following table shows our revenue for the three months ended June 29, 2013 and June 30, 2012 and the change in revenue between periods:

	Three Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$338.0	$297.5	$40.5	14%
Services	24.5	29.0	(4.5)	(15)%
Total revenue	$362.5	$326.5	$36.0	11%

The following table shows our revenue for the six months ended June 29, 2013 and June 30, 2012 and the change in revenue between periods:

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$666.3	$583.8	$82.5	14%
Services	50.5	58.5	(8.0)	(14)%
Total revenue	$716.8	$642.3	$74.5	12%

Product and maintenance revenue increased during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and revenue recognized from our 2013 acquisitions. Services revenue decreased during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, because of the redeployment of certain of our design services engineers to internal research and development projects related to our Design IP activities.
No one customer accounted for 10% or more of total revenue during the three and six months ended June 29, 2013 or June 30, 2012.

Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and services and other for the past five consecutive quarters:

	Three Months Ended
	June 29, 2013	March 30, 2013	December 29, 2012	September 29, 2012	June 30, 2012
Functional Verification, Hardware and IP	28%	26%	30%	30%	33%
Digital IC Design	23%	25%	23%	23%	22%
Custom IC Design	25%	25%	24%	24%	22%
System Interconnect Design	11%	10%	9%	9%	8%
Design for Manufacturing	6%	7%	6%	6%	6%
Services and other	7%	7%	8%	8%	9%
Total	100%	100%	100%	100%	100%

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
The changes in the percentage of revenue contributed by the Functional Verification, Hardware and IP product group for the quarters presented are primarily related to changes in revenue related to our hardware and IP products, including revenue recognized from our acquisition of Tensilica during the three months ended June 29, 2013.

Revenue by Geography

	Three Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
United States	$159.2	$142.9	$16.3	11%
Other Americas	5.6	5.8	(0.2)	(3)%
Europe, Middle East and Africa	77.8	65.0	12.8	20%
Japan	45.5	53.9	(8.4)	(16)%
Asia	74.5	58.9	15.6	26%
Total revenue	$362.5	$326.5	$36.1	11%

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
United States	$308.4	$273.4	$35.0	13%
Other Americas	10.2	13.9	(3.7)	(27)%
Europe, Middle East and Africa	156.7	124.7	32.0	26%
Japan	98.9	110.1	(11.2)	(10)%
Asia	142.5	120.2	22.3	19%
Total revenue	$716.7	$642.3	$74.4	12%

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
Revenue for Japan decreased during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, primarily due to business conditions facing our Japanese customers. Because of these conditions, we expect revenue for Japan to continue to decrease during the remainder of fiscal 2013, as compared to the same period in 2012.
For the primary factors contributing to our increase in revenue in other geographies, see the general description under “Revenue by Period,” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
United States	44%	44%	43%	43%
Other Americas	1%	2%	1%	2%
Europe, Middle East and Africa	21%	20%	22%	19%
Japan	13%	16%	14%	17%
Asia	21%	18%	20%	19%
Total	100%	100%	100%	100%

Cost of Revenue

	Three Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$28.1	$32.4	$(4.3)	(13)%
Services	15.1	17.1	(2.0)	(12)%

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$57.9	$59.6	$(1.7)	(3)%
Services	33.5	36.4	(2.9)	(8)%
The following table shows cost of revenue as a percentage of related revenue for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Product and maintenance	8%	11%	9%	10%
Services	62%	59%	66%	62%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$22.3	29.5	$(7.2)	(24)%
Amortization of acquired intangibles	5.8	2.9	2.9	100%
Total cost of product and maintenance	$28.1	$32.4	$(4.3)	(13)%

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$48.3	53.8	$(5.5)	(10)%
Amortization of acquired intangibles	9.6	5.8	3.8	66%
Total cost of product and maintenance	$57.9	$59.6	$(1.7)	(3)%

 Cost of product and maintenance depends primarily upon hardware product sales in any given period, employee salary, benefits and other employee-related costs, and also depends upon the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology. The decrease in product and maintenance-related costs during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, was primarily due to decreased hardware sales between the respective periods. The increase in amortization of acquired intangibles related to cost of product and maintenance during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, resulted from increased amortization of intangible assets related to our fiscal 2013 and fiscal 2012 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized. We expect cost of product and maintenance to increase for the remainder of fiscal 2013, as compared to the same period in fiscal 2012, primarily due to amortization of intangible assets recorded in connection with our fiscal 2013 acquisitions.

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
Our employee salary and other compensation-related costs increased during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, primarily due to incremental costs related to employees added from our fiscal 2013 and fiscal 2012 acquisitions, hiring additional employees for our research and development and sales activities, and higher variable compensation as a result of improved business performance.
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
We expect our operating expenses to increase during the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to the addition of employees through our fiscal 2013 acquisitions and expected hiring of research and development and sales personnel.
Our operating expenses for the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$95.3	$80.4	$14.9	19%
Research and development	136.4	112.0	24.4	22%
General and administrative	34.4	30.2	4.2	14%
Operating expenses	$266.1	$222.6	$43.5	20%

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$185.7	$164.2	$21.5	13%
Research and development	260.5	220.6	39.9	18%
General and administrative	64.3	58.0	6.3	11%
Operating expenses	$510.5	$442.8	$67.7	15%
Our operating expenses, as a percentage of total revenue, for the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marketing and sales	26%	25%	26%	26%
Research and development	38%	34%	36%	34%
General and administrative	10%	9%	9%	9%
Operating expenses	74%	68%	71%	69%

Marketing and Sales
The changes in marketing and sales expense for the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$12.2	$18.4
Stock-based compensation	1.2	1.7
Other items	1.5	1.4
	$14.9	$21.5
Research and Development
 The changes in research and development expense for the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$19.0	$29.7
Stock-based compensation	3.0	4.6
Facilities and other infrastructure costs	2.8	3.4
Professional services	1.1	3.1
Other items	(1.5)	(0.9)
	$24.4	$39.9

The increase in salary, benefits and other employee-related costs during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, was primarily due to incremental costs related to employees added from our fiscal 2013 and fiscal 2012 acquisitions and increased costs associated with design services engineers utilized for internal research and development projects.
We expect research and development expense to increase for the remainder of fiscal 2013, as compared to the same period in fiscal 2012, primarily due to our fiscal 2013 acquisitions and higher salary, benefits and other employee-related costs from expected hiring of research and development personnel.

General and Administrative
The changes in general and administrative expense for the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012 were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services	3.3	5.6
Other items	0.9	0.7
	$4.2	$6.3

The increase in professional services costs during the three and six months ended June 29, 2013, as compared to the three months ended June 30, 2012, is primarily due to services rendered in connection with our fiscal 2013 acquisitions.
Amortization of Acquired Intangibles

	Three Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$5.3	$3.6	$1.7	47%

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$9.1	$7.4	$1.7	23%
The increase in amortization of acquired intangibles during the three and six months ended June 29, 2013, as compared to the three and six months ended June 30, 2012, resulted from increased amortization of intangible assets related to our fiscal 2013 and fiscal 2012 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized.
We expect amortization of acquired intangibles to increase during the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to the amortization of intangible assets recorded in connection with our fiscal 2013 acquisitions.

Interest Expense

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions)
Contractual interest expense:
2013 Notes	0.5	0.5	1.1	1.0
2015 Notes	2.3	2.3	4.6	4.6
Revolving credit facility	0.4	—	0.6	—
Amortization of debt discount:
2013 Notes	1.7	1.5	3.3	3.0
2015 Notes	4.0	3.6	7.9	7.2
Amortization of deferred financing costs:
2013 Notes	0.1	0.1	0.2	0.2
2015 Notes	0.5	0.5	1.1	1.0
Other	—	0.1	—	0.1
Total interest expense	$9.5	$8.6	$18.8	$17.1

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In millions, except percentages)
Provision for income taxes	$28.2	$9.3	$0.6	$17.5
Effective tax rate	74.9%	20.4%	0.7%	20.6%

Our provision for income taxes for the three months ended June 29, 2013 primarily consisted of the following:

•	Federal, state and foreign tax on anticipated fiscal 2013 income; and
•Tax expense related to integrating our acquisitions.
Our provision for income taxes for the six months ended June 29, 2013 primarily consisted of the following:

•	Federal, state and foreign tax expense on anticipated fiscal 2013 income; and

•	Tax expense related to integrating our acquisitions;
which were partially offset by:

•	Tax benefit of $33.7 million related to the release of an uncertain tax position from a previous business combination and the release of related interest and penalties; and

•	Tax benefit for the retroactively enacted fiscal 2012 federal research tax credit of $5.9 million.

Our provision for income taxes for the three and six months ended June 30, 2012 primarily consisted of the following:
•Tax expense related to certain of our foreign subsidiaries;
•Interest expense on uncertain tax positions; and
•Excess tax benefits from stock-based compensation that were allocated to equity.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Liquidity and Capital Resources

	As of
	June 29, 2013	December 29, 2012	Change
	(In millions)
Cash, cash equivalents and short-term investments	$678.5	$827.1	$(148.6)
Net working capital	$(96.4)	$174.0	$(270.4)
Cash, Cash Equivalents and Short-term Investments
As of June 29, 2013, our principal sources of liquidity consisted of $678.5 million of cash, cash equivalents and short-term investments, as compared to $827.1 million as of December 29, 2012.
During the six months ended June 29, 2013, we used $392.1 million of our cash and cash equivalents for our acquisitions, resulting in a decrease in our net working capital as of June 29, 2013, as compared to December 29, 2012. During the six months ended June 29, 2013, we generated $150.2 million of cash from our operating activities and borrowed $100.0 million under our revolving credit facility to meet our working capital requirements and to maintain adequate liquidity. We expect cash generated from our operating activities and available capacity under our revolving credit facility will provide sufficient cash to meet our operating liquidity requirements, including the $144.5 million required to fund the maturity of our 2013 Notes in December 2013.
During the second quarter of fiscal 2012, we began to maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of June 29, 2013. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
Our primary sources of cash, cash equivalents and short-term investments during the six months ended June 29, 2013 were customer payments for products, maintenance and services, and borrowings under our revolving credit facility. We also received cash from stock purchases under our ESPP and from the exercise of stock options.
Our primary use of cash, cash equivalents and short-term investments during the six months ended June 29, 2013 was payments relating to our 2013 acquisitions, salaries, benefits, other employee-related costs and other operating expenses.
Approximately 60% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of June 29, 2013. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.

During fiscal 2012, we entered into a $250 million five-year senior secured revolving credit facility. Borrowings under the credit facility may be used to finance working capital, capital expenditures, acquisitions and other business purposes. Any outstanding loans drawn under the credit facility are payable on or before December 12, 2017. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make certain investments, dispose of certain assets and make certain payments. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. As of June 29, 2013, we were in compliance with the financial covenants. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and additional cash available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions, for at least the next 12 months.

Net Working Capital
Net working capital decreased by $270.4 million as of June 29, 2013, as compared to December 29, 2012, due to the following:

Change
(In millions)
Decrease in cash and cash equivalents	$(149.1)
Increase in borrowings under revolving credit facility	(100.0)
Increase in accounts payable and accrued liabilities	(14.5)
Increase in convertible notes	(11.2)
Decrease in prepaid expenses and other	(6.4)
Decrease in receivables, net	(5.2)
Increase in inventories	2.5
Decrease in current portion of deferred revenue	13.0
Other individually insignificant items	0.5
$(270.4)
Cash Flows from Operating Activities

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	(In millions)
Cash provided by operating activities	$150.2	$128.2	$22.0

Cash flows from operating activities increased $22.0 million during the six months ended June 29, 2013, as compared to June 30, 2012, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$25.6
Changes in operating assets and liabilities, net of effect of acquired businesses	(3.6)
$22.0
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

Cash Flows from Investing Activities

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	(In millions)
Cash used for investing activities	(410.9)	(68.5)	(342.4)
The changes in net cash used for investing activities for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012, were due to the following:

Change
(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$(391.1)
Purchases of available-for-sale securities	(14.6)
Purchases of property, plant and equipment	(5.5)
Proceeds from the sale of long-term investments	6.1
Proceeds from the maturity of available-for-sale securities	15.7
Proceeds from the sale of available-for-sale securities	46.7
Other individually insignificant items	0.3
$(342.4)
Cash paid in business combinations and asset acquisitions relates to our fiscal 2013 acquisitions. For an additional description of the acquisitions completed during the six months ended June 29, 2013, see Note 3 in the notes to condensed consolidated financial statements. The proceeds from, purchases of and maturities of available-for-sale securities are primarily related to normal purchases, sales and maturities of the debt securities included in our $100 million investment portfolio.
In connection with our business combinations and asset acquisitions completed in prior fiscal years, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $14.4 million in cash during the next 34 months.
During fiscal 2013, we expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Six Months Ended		Change
	June 29, 2013	June 30, 2012	(In millions)
Cash provided by financing activities	122.7	4.3	118.4
The changes in net cash provided by financing activities for the six months ended June 29, 2013, as compared to the six months ended June 30, 2012, were due to the following:

Change
(In millions)
Proceeds from revolving credit facility	$100.0
Proceeds from the issuance of common stock	17.2
Tax effect related to employee stock transactions allocated to equity	3.2
Stock received for payment of employee taxes on vesting of restricted stock	(1.9)
Other individually insignificant items	(0.1)
$118.4

Proceeds from the revolving credit facility were used for general working capital purposes. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements. The increase in proceeds from the issuance of common stock during the six months ended June 29, 2013, as compared to the six months ended June 30, 2012, resulted from an increase in the exercise of stock options.
Other Factors Affecting Liquidity and Capital Resources
As of June 29, 2013, we had convertible notes outstanding with a net liability value of $458.0 million and that mature between December 15, 2013, and June 1, 2015. The principal maturity value of these convertible notes is $494.5 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
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
Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. The 2015 Notes are convertible into cash from June 30, 2013 through September 28, 2013 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to June 29, 2013. Accordingly, the net balance of the 2015 Notes of $316.7 million is classified as a current liability on our condensed consolidated balance sheet as of June 29, 2013. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between June 30, 2013 and September 28, 2013. However, if the holders of the 2015 Notes elect to convert their notes between June 30, 2013 and September 28, 2013, we expect to have sufficient cash, cash equivalents, short-term investments and access to our revolving credit facility to fund any payment resulting from a conversion.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
A material portion of our revenue, expenses and business activity are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies that can affect our results of operations. In certain countries where we invoice customers in the local currency, Japan in particular, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our operating expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in the United States dollar against certain foreign currencies are not generally moderated by corresponding fluctuations in our revenues, except for our operations in Japan because we receive some cash payments and make most expense payments in Japanese yen.
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
The following table provides information about our forward foreign currency contracts as of June 29, 2013. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during July 2013.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$49.6	0.75
Indian rupee	13.8	58.58
Chinese renminbi	12.2	6.18
Canadian dollar	10.9	1.02
Israeli shekel	9.5	3.64
Japanese yen	8.7	98.99
Swedish krona	7.0	6.58
Other	7.8	N/A
Total	$119.5
Estimated fair value	$(1.5)
While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of marketable debt securities, our portfolio of cash and cash equivalents and outstanding balances drawn on our revolving credit facility, if any.
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
Our short-term investments as of June 29, 2013 include $99.3 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of June 29, 2013, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of June 29, 2013.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the revolving credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of June 29, 2013, we had $100.0 million outstanding on the revolving credit facility. For an additional description of this revolving credit facility see Note 2 in the notes to condensed consolidated financial statements.
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
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in the notes to condensed consolidated financial statements, and Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, for an additional description of these investments. Our non-marketable investments had a carrying value of $6.7 million as of June 29, 2013, and $7.3 million as of December 29, 2012.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2013.
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
Based on their evaluation as of June 29, 2013, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For example, the IC and electronics systems industries experienced a significant downturn in 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2009, as compared to prior years. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010 and early reports indicate that semiconductor industry revenue during 2012 was slightly lower than 2011. Spending on EDA products and services grew moderately during fiscal 2012. While spending on EDA products and services has grown in recent years, the current outlook for the semiconductor industry is uncertain and may result in a decrease in spending on EDA products and services.
While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs, their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with the supply or delivery of our hardware products or our hardware suppliers could also adversely affect our ability to grow our business. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor industry revenues do not grow or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our ratable license mix.

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

A substantial portion of the product revenue related to our hardware business is recognized upon delivery. Revenue related to our hardware business is inherently difficult to predict because sales of our hardware products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers, our customers’ willingness to expend capital to deploy our hardware in those projects and the availability of our hardware products for delivery. Therefore, our hardware sales may be delayed or may decrease if our customers delay or cancel projects because their capital spending is constrained or if there are problems or delays with the supply or delivery of our hardware products or our hardware suppliers. Moreover, the verification hardware market is highly competitive, and our customers may choose to purchase a competitor’s verification hardware product based on cost, performance or other factors. These factors may result in lower hardware revenue, which would have an adverse effect on our business, results of operations or cash flows. Additionally, our forecasted revenue results are based, in part, on our expectations of hardware to be delivered in a particular quarter. Since revenue related to our hardware business is generally recognized upon delivery, changes in hardware bookings or deliveries relative to expectations will have a more immediate impact on our revenue than do changes in software or services bookings, for which revenue is generally recognized over time.
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
We depend on sole suppliers for certain hardware components. Our reliance on sole suppliers could result in product delivery problems and delays and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply disruption, including delay by our suppliers or the bankruptcy or shutdown of our suppliers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% during the three months ended June 29, 2013 and June 30, 2012. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, "Legal Proceedings" and Note 11 in our notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and has continued to discuss these and other proposed accounting principles during the first two quarters of fiscal 2013. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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
We have significant operations outside the United States. As of June 29, 2013, approximately 60% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash, cash equivalents and short-term investments balances, future United States operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
In recent fiscal years, we have initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. The remaining activities in our restructuring plans relate primarily to facilities vacated as part of these plans. Our restructuring plans may also subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or our ability to attract highly skilled employees. Our competitors may also seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.
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
We have a substantial level of debt, and, as of June 29, 2013, we have the ability to borrow an additional $150.0 million under a revolving credit facility. As of June 29, 2013, we had outstanding indebtedness with a principal balance of $594.7 million as follows:

•	$350.0 million related to our 2.625% cash convertible senior notes due 2015, or the 2015 Notes;

•	$144.5 million related to our 1.500% convertible senior notes due December 15, 2013, or the 2013 Notes;

•	$100.0 million related to our five-year senior secured revolving credit facility; and

•	$0.2 million related to our zero coupon zero yield senior convertible notes due 2023.
The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described above;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Impose additional operating or financial covenants on us;

•	Limit our flexibility in planning for or reacting to changes in our business; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended June 29, 2013 our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to June 29, 2013. As a result, the 2015 Notes are convertible into cash from June 30, 2013 through September 28, 2013 and we have classified our 2015 Notes as a current liability on our consolidated balance sheet as of June 29, 2013. The 2013 Notes are not currently convertible.
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

If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of June 29, 2013. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500 million in the aggregate. As described in Note 2 in the notes to condensed consolidated financial statements, our revolving credit facility restricts certain payments, including share repurchases. We did not repurchase shares under these repurchase programs during the three months ended June 29, 2013, and $814.4 million remains under our repurchase authorization as of June 29, 2013.

The following table presents repurchases and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 29, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
March 31, 2013 – May 4, 2013	13,025	$13.02	—	$814.4
May 5, 2013 – June 1, 2013	149,906	$13.96	—	$814.4
June 2, 2013 – June 29, 2013	23,313	$15.07	—	$814.4
Total	186,244	$14.03	—
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	The Registrant's Amended and Restated Employee Stock Purchase Plan.	S-8	333-188449	99.01	5/8/2013

10.02	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 25, 2013	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	July 25, 2013	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	The Registrant's Amended and Restated Employee Stock Purchase Plan.	S-8	333-188449	99.01	5/8/2013

10.02	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X