Form 10-Q
period 2013-09-28
CADENCE DESIGN SYSTEMS INC
filed 2013-10-24
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 28, 2013, 287,743,419 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$620,403	$726,357
Short-term investments	96,019	100,704
Receivables, net of allowances of $144 and $85, respectively	101,896	97,821
Inventories	45,877	36,163
2015 notes hedges	292,511	303,154
Prepaid expenses and other	117,457	127,036
Total current assets	1,274,163	1,391,235
Property, plant and equipment, net of accumulated depreciation of $564,416 and $635,450, respectively	241,965	244,439
Goodwill	456,267	233,266
Acquired intangibles, net of accumulated amortization of $128,004 and $104,351, respectively	323,807	184,938
Long-term receivables	3,994	7,559
Other assets	257,191	225,566
Total assets	$2,557,387	$2,287,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$—
Convertible notes	463,837	447,011
2015 notes embedded conversion derivative	292,511	303,154
Accounts payable and accrued liabilities	193,445	171,318
Current portion of deferred revenue	297,897	295,787
Total current liabilities	1,297,690	1,217,270
Long-term liabilities:
Long-term portion of deferred revenue	48,229	50,529
Other long-term liabilities	115,262	104,033
Total long-term liabilities	163,491	154,562
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of par value	1,739,677	1,721,556
Treasury stock, at cost	(141,344)	(200,786)
Accumulated deficit	(523,011)	(649,549)
Accumulated other comprehensive income	20,884	43,950
Total stockholders’ equity	1,096,206	915,171
Total liabilities and stockholders’ equity	$2,557,387	$2,287,003

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue:
Product and maintenance	$341,601	$310,118	$1,007,855	$893,916
Service	25,046	28,415	75,539	86,923
Total revenue	366,647	338,533	1,083,394	980,839
Costs and expenses:
Cost of product and maintenance	32,546	34,461	90,488	94,079
Cost of service	17,190	16,809	50,682	53,254
Marketing and sales	98,094	82,461	283,773	246,674
Research and development	138,078	115,078	398,557	335,703
General and administrative	27,582	26,350	91,833	84,364
Amortization of acquired intangibles	5,141	3,876	14,259	11,305
Restructuring and other charges	86	57	2,594	49
Total costs and expenses	318,717	279,092	932,186	825,428
Income from operations	47,930	59,441	151,208	155,411
Interest expense	(9,583)	(8,737)	(28,373)	(25,840)
Other income (expense), net	2,535	(131)	6,728	5,972
Income before provision (benefit) for income taxes	40,882	50,573	129,563	135,543
Provision (benefit) for income taxes	2,382	(8,011)	3,025	9,469
Net income	$38,500	$58,584	$126,538	$126,074
Net income per share – basic	$0.14	$0.22	$0.46	$0.47
Net income per share – diluted	$0.13	$0.21	$0.43	$0.45
Weighted average common shares outstanding – basic	278,977	271,350	277,034	269,643
Weighted average common shares outstanding – diluted	296,958	283,328	294,531	278,760

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$38,500	$58,584	$126,538	$126,074
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(5,442)	1,025	(23,308)	(3,808)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	177	(120)	(206)	(1,141)
Changes in defined benefit plan liabilities	66	65	448	120
Total other comprehensive income (loss), net of tax effects	(5,199)	970	(23,066)	(4,829)
Comprehensive income	$33,301	$59,554	$103,472	$121,245

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash and cash equivalents at beginning of period	$726,357	$601,602
Cash flows from operating activities:
Net income	126,538	126,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,681	67,171
Amortization of debt discount and fees	19,102	17,480
Stock-based compensation	47,487	34,285
Gain on investments, net	(4,035)	(2,222)
Deferred income taxes	(6,425)	(14,107)
Other non-cash items	2,183	3,578
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	2,192	24,276
Inventories	(10,005)	6,936
Prepaid expenses and other	26,927	1,547
Other assets	(46,651)	(3,101)
Accounts payable and accrued liabilities	18,277	(1,714)
Deferred revenue	(5,474)	(38,230)
Other long-term liabilities	5,644	(1,855)
Net cash provided by operating activities	248,441	220,118
Cash flows from investing activities:
Purchases of available-for-sale securities	(84,000)	(101,248)
Proceeds from the sale of available-for-sale securities	59,014	5,936
Proceeds from the maturity of available-for-sale securities	30,506	1,500
Proceeds from the sale of long-term investments	6,200	44
Purchases of property, plant and equipment	(35,950)	(25,932)
Investment in venture capital partnerships and equity investments	—	(250)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(392,825)	(66,432)
Net cash used for investing activities	(417,055)	(186,382)
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—
Payment on revolving credit facility	(50,000)	—
Payment of convertible notes	(78)	—
Principal payments on receivable financing	(2,526)	(2,907)
Payment of acquisition-related contingent consideration	(677)	(39)
Tax effect related to employee stock transactions allocated to equity	9,494	5,790
Proceeds from issuance of common stock	40,691	28,755
Stock received for payment of employee taxes on vesting of restricted stock	(19,461)	(13,457)
Net cash provided by financing activities	77,443	18,142
Effect of exchange rate changes on cash and cash equivalents	(14,783)	(4,381)
Increase (decrease) in cash and cash equivalents	(105,954)	47,497
Cash and cash equivalents at end of period	$620,403	$649,099

Supplemental cash flow information:
Cash paid for interest	$6,538	$5,677
Cash paid for taxes, net	$5,281	$12,481
Non-cash investing and financing activities:
Stock options assumed for acquisition	$529	$—
Available-for-sale securities received from customer	$232	$20

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. In the condensed consolidated income statements for the three and nine months ended September 28, 2013, Cadence combined product and maintenance revenue because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. Cadence reclassified prior period product and maintenance revenue balances to conform to the current period presentation. Certain other prior period balances have also been reclassified to conform to current period presentation.
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

NOTE 2. DEBT
Cadence’s outstanding debt as of September 28, 2013 and December 29, 2012 was as follows:

	September 28, 2013			December 29, 2012
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$350,000	$(29,275)	$320,725	$350,000	$(41,181)	$308,819
2013 Notes	144,461	(1,449)	143,012	144,461	(6,447)	138,014
2023 Notes	100	—	100	178	—	178
Revolving credit facility	50,000	—	50,000	—	—	—
Total outstanding debt	$544,561	$(30,724)	$513,837	$494,639	$(47,628)	$447,011
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
A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at September 28, 2013	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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

Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes are convertible into cash from September 29, 2013 through December 28, 2013 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to September 28, 2013. Accordingly, the net balance of the 2015 Notes of $320.7 million is classified as a current liability on Cadence’s condensed consolidated balance sheet as of September 28, 2013. The classification of the 2015 Notes as current or long-term on the condensed consolidated balance sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence’s closing stock price has exceeded $9.81 during the periods specified in the table above under “Early conversion conditions.” In the event that none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence will classify its net liability under the 2015 Notes as a long-term liability on the consolidated balance sheet as of the end of that fiscal quarter.
If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on September 28, 2013, Cadence would have recorded an expense of $33.3 million associated with the conversion, comprised of $29.3 million of unamortized debt discount and $4.0 million of unamortized transaction fees.
As of September 28, 2013, the if-converted value of the 2015 Notes to the note holders of approximately $628.5 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $639.4 million as of September 28, 2013 and $640.1 million as of December 29, 2012. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of September 28, 2013, none of the note holders had elected to convert their 2015 Notes.
2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the condensed consolidated balance sheet at its estimated fair value. The fair value was $292.5 million as of September 28, 2013 and $303.2 million as of December 29, 2012.

2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the condensed consolidated balance sheet at their estimated fair value. The 2015 Note Hedges fair value was $292.5 million as of September 28, 2013 and $303.2 million as of December 29, 2012. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three and nine months ended September 28, 2013 and September 29, 2012 and did not have a net impact on the condensed consolidated income statements for the respective periods.
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

The effective interest rate and components of interest expense of the 2015 Notes for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$2,289	$2,289	$6,867	$6,867
Amortization of debt discount	$4,045	$3,737	$11,906	$10,968
2013 Notes
In December 2006, Cadence issued $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. During 2010, Cadence repurchased a portion of the 2013 Notes. As of September 28, 2013, the remaining principal maturity value of the 2013 Notes was $144.5 million.
At maturity, the holders of the 2013 Notes will be entitled to receive the principal amount of the 2013 Notes plus accrued interest. The 2013 Notes are convertible into a combination of cash and shares of Cadence common stock upon the occurrence of certain conditions described in the table below. To the extent that the 2013 Notes are convertible prior to maturity and a holder of the 2013 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash for the principal amount of the notes plus shares for any additional conversion value as described in the table below under the heading “Conversion feature.” As of September 28, 2013, the 2013 Notes were not convertible.
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

A summary of key terms of the 2013 Notes is as follows:

2013 Notes
(In thousands, except percentages and per share amounts)

Principal maturity value – at issuance	$250,000

Outstanding principal maturity value – at September 28, 2013	$144,461

Contractual interest rate	1.500%

Contractual maturity date	December 15, 2013

Equity component - included in common stock - at September 28, 2013 and December 29, 2012	$63,027

Initial conversion rate	47.2813 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.15 per share of Cadence common stock.

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
Impact of Early Conversion Conditions on Financial Statements
As of September 28, 2013, none of the 2013 Notes Early Conversion Conditions had been met. The 2013 Notes mature on December 15, 2013 and the liability component of the 2013 Notes is classified as a current liability as of September 28, 2013.
As of September 28, 2013, the if-converted value of the 2013 Notes to the note holders did not exceed the principal amount of the 2013 Notes. The total fair value of the 2013 Notes, including the equity component, was $144.7 million as of September 28, 2013 and was $144.1 million as of December 29, 2012.

2013 Notes Hedges
The 2013 Notes Hedges expire on December 15, 2013, and must be settled in net shares of Cadence common stock. Therefore, upon expiration of the 2013 Notes Hedges, the counterparties will deliver shares of common stock to Cadence that represent the value, if any, by which the price of the common stock exceeds the price stipulated within the particular hedge agreement. The aggregate cost of the 2013 Notes Hedges was $67.7 million and was recorded as a reduction to stockholders’ equity. In connection with the purchase of a portion of the 2013 Notes during fiscal 2010, Cadence also sold a portion of the 2013 Notes Hedges representing options to purchase approximately 5.0 million shares of Cadence’s common stock. The estimated fair value of the remaining 2013 Notes Hedges was approximately zero as of September 28, 2013 and $0.7 million as of December 29, 2012. Subsequent changes in the fair value of the 2013 Notes Hedges will not be recognized in the condensed consolidated financial statements as long as the instruments remain classified as equity.
2013 Warrants
In December 2006, Cadence sold the 2013 Warrants in separate transactions, for the purchase of up to 11.8 million shares of Cadence’s common stock at a strike price of $31.50 per share for proceeds of $25.3 million, which was recorded as an increase in stockholders’ equity. In connection with the purchase of some of the 2013 Notes during fiscal 2010, Cadence also purchased some of the 2013 Warrants, reducing the number of shares of Cadence common stock subject to purchase rights by 5.0 million shares. The 2013 Warrants will expire on various dates from February 2014 through April 2014. The 2013 Warrants must be settled in net shares of Cadence’s common stock. Therefore, upon expiration, Cadence will issue shares of common stock to the purchasers of the warrants that represent the value, if any, by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.

The effective interest rate and components of interest expense of the 2013 Notes for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Effective interest rate	6.4%	6.4%	6.4%	6.4%
Contractual interest expense	$540	$540	$1,619	$1,619
Amortization of debt discount	$1,691	$1,588	$4,998	$4,674
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. As of September 28, 2013 and December 29, 2012, the remaining balance and the total fair value of the 2023 Notes was $0.1 million and $0.2 million, respectively.
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
As of September 28, 2013 and December 29, 2012, Cadence had outstanding borrowings under the credit facility of $50.0 million and $0, respectively, and was in compliance with all financial covenants.

NOTE 3. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
Acquisitions
On April 22, 2013, Cadence acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units based in Santa Clara, California. The acquired technology enables Cadence to offer customizable design IP solutions to its customers for applications such as mobile wireless, network infrastructure, audio infotainment and home applications. Total cash consideration for Tensilica, after taking into account adjustments for certain costs and cash held by Tensilica at closing of $26.3 million, was $319.3 million. An additional $5.8 million was placed in escrow, is conditioned upon certain former Tensilica shareholders remaining employees of Cadence and is expensed over the designated retention periods of the former Tensilica shareholders now employed by Cadence. Cadence also assumed certain unvested Tensilica options with a fair value of $15.3 million, of which $0.5 million was allocated to purchase consideration. The remaining $14.8 million of assumed options is expensed over the remaining vesting periods of the awards. The Black-Scholes option-pricing model was used to determine the fair value of the assumed options at the acquisition date. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and risk-free interest rates. Cadence will also make payments to certain employees that are conditioned upon continued employment and the achievement of certain performance metrics over a three-year period.
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
During the nine months ended September 28, 2013, Cadence completed another business combination and an asset acquisition for cash and allocated the total purchase consideration of $14.4 million to the assets acquired and liabilities assumed based on their respective fair values on the acquisition dates.

The following table summarizes the fair value of assets acquired and liabilities assumed as part of the acquisitions completed during the nine months ended September 28, 2013:

	(In thousands)
	Tensilica	Cosmic	Other
Cash and cash equivalents	$26,331	$1,724	$149
Trade receivables	4,454	668	—
Property, plant and equipment	1,938	185	91
Other assets	46,832	1,681	—
Acquired intangibles:
Existing technology	102,000	16,300	2,014
Agreements and relationships	33,000	5,100	1,667
Tradenames and trademarks	3,000	—	—
In-process technology	5,300	4,200	1,200
Goodwill	176,461	41,911	9,587
Total assets acquired	$399,316	$71,769	$14,708
Deferred revenue	(8,100)	(129)	—
Other liabilities	(4,959)	(1,982)	(277)
Long-term deferred tax liabilities	(40,147)	(8,428)	—
Net assets acquired	$346,110	$61,230	$14,431
Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The weighted average amortization period for definite-lived intangible assets acquired during the nine months ended September 28, 2013 is approximately 8 years.
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
The goodwill generated from Cadence's acquisitions during the nine months ended September 28, 2013 is primarily related to expected synergies from combining operations of the acquired companies with Cadence. Cadence expects that approximately $9.6 million of goodwill related to the acquisitions completed during the nine months ended September 28, 2013 will be deductible for tax purposes.
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
The financial information in the table below summarizes the combined results of operations of Cadence and Tensilica, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2012. Pro forma results of operations for the other acquisitions completed during the three and nine months ended September 28, 2013 have not been presented because the effects of these acquisitions, individually and in the aggregate, would not have been material to Cadence's financial results. The pro forma financial information for Tensilica is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 31, 2011 or of results that may occur in the future.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Total revenue	$368,694	$346,999	$1,101,689	$1,003,170
Net income	$43,679	$47,180	$131,753	$85,280

Acquisition-related costs were zero and $8.2 million for the three and nine months ended September 28, 2013, respectively, and $0.2 million and $1.3 million for the three and nine months ended September 29, 2012, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence's condensed consolidated income statements.
Acquisition-related Contingent Consideration
One of the fiscal 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if these measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the remaining contingent consideration as of September 28, 2013 was $3.8 million.
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions completed in prior fiscal years, subject to the satisfaction of certain financial measures. If performance is such that these payments are fully achieved, Cadence may be obligated to pay up to an aggregate of $14.3 million over the next 31 months. Of the $14.3 million, up to $8.7 million would be recorded as operating expenses in the condensed consolidated income statements.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 28, 2013 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2012	$233,266
Goodwill resulting from acquisitions	227,959
Effect of foreign currency translation	(4,958)
Balance as of September 28, 2013	$456,267

Acquired Intangibles, Net
Acquired intangibles as of September 28, 2013 were as follows, excluding intangibles that were fully amortized as of December 29, 2012:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$236,774	$(46,170)	$190,604
Agreements and relationships	171,422	(49,199)	122,223
Distribution rights	30,100	(30,100)	—
Tradenames, trademarks and patents	9,519	(2,535)	6,984
In-process technology	3,996	—	3,996
Total acquired intangibles	$451,811	$(128,004)	$323,807
In-process technology as of September 28, 2013 consists of projects acquired during the nine months ended September 28, 2013, and if completed, will contribute to Cadence's ability to offer additional IP solutions to its customers. These projects are expected to be complete in 6 to 12 months. During the nine months ended September 28, 2013, Cadence completed certain projects previously included in in-process technology and transferred approximately $5.5 million to existing technology.

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

Amortization expense for intangible assets from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended September 28, 2013 and September 29, 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Cost of product and maintenance	$7,191	$3,874	$16,758	$9,664
Amortization of acquired intangibles	5,141	3,876	14,259	11,305
Total amortization of acquired intangibles	$12,332	$7,750	$31,017	$20,969
Estimated amortization expense for the following five fiscal years and thereafter is as follows:

(In thousands)
2013 – remaining period	$12,446
2014	49,929
2015	49,378
2016	43,666
2017	40,060
Thereafter	128,328
Total estimated amortization expense	$323,807

NOTE 5. INCOME TAXES

During the nine months ended September 28, 2013, Cadence recognized a provision for income taxes of approximately $3.0 million primarily because of:

•	Federal, state and foreign tax expense on anticipated fiscal 2013 income; and

•	Tax expense related to integrating the acquisitions;
which were partially offset by:

•	A tax benefit of $33.7 million from the release of an uncertain tax position recorded in a previous business combination and the release of related interest and penalties; and

•	A tax benefit of $5.9 million for the fiscal 2012 federal research tax credit that was retroactively enacted.
Unrecognized Tax Benefits
During the nine months ended September 28, 2013, Cadence determined that the State of California Franchise Tax Board examination of the 2004 through 2006 tax years was effectively settled and, separately, released an unrecognized tax benefit recorded in a prior business combination.
The changes in Cadence's gross amount of unrecognized tax benefits during the nine months ended September 28, 2013 are as follows:

Unrecognized tax benefits
(In thousands)
Unrecognized tax benefits as of December 29, 2012	$92,378
Gross amount of the increases in unrecognized tax benefits of tax positions taken during a prior year	6,476
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	13,088
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(13,821)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(12,044)
Effect of foreign currency translation	497
Unrecognized tax benefits as of September 28, 2013	$86,574

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence's effective tax rate as of September 28, 2013	$49,914

The total amounts of interest and penalties recognized in the condensed consolidated income statements as provision (benefit) for income taxes for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Interest	$728	$820	$(12,731)	$2,584
Penalties	(708)	(36)	(7,666)	(1,012)
The total amounts of gross accrued interest and penalties recognized in the condensed consolidated balance sheets as of September 28, 2013 and December 29, 2012 were as follows:

	As of
	September 28, 2013	December 29, 2012
	(In thousands)
Interest	$52	$24,427
Penalties	1,255	8,953

NOTE 6. RECEIVABLES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
Cadence’s current and long-term receivables balances as of September 28, 2013 and December 29, 2012 were as follows:

	As of
	September 28, 2013	December 29, 2012
	(In thousands)
Accounts receivable	$61,906	$67,259
Installment contract receivables, short-term	40,134	30,647
Long-term receivables	3,994	7,559
Total receivables	$106,034	$105,465
Less allowance for doubtful accounts	(144)	(85)
Total receivables, net	$105,890	$105,380
Cadence’s customers are primarily concentrated within the semiconductor, electronics systems and consumer electronics industries. As of September 28, 2013, one customer accounted for approximately 13% of Cadence’s total receivables. As of December 29, 2012, no single customer accounted for 10% of Cadence's total receivables. As of September 28, 2013, approximately 53% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 29, 2012, approximately 47% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 28, 2013.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 28, 2013 and December 29, 2012:

	Fair Value Measurements as of September 28, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$475,563	$475,563	$—	$—
Bank certificates of deposit	1,000	—	1,000	—
Short-term investments:
Corporate debt securities	36,878	—	36,878	—
Bank certificates of deposit	18,313	—	18,313	—
United States Treasury securities	24,738	24,738	—	—
United States government agency securities	11,227	11,227	—	—
Commercial paper	2,797	—	2,797	—
Marketable equity securities	2,066	2,066	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	22,339	22,339	—	—
2015 Notes Hedges	292,511	—	292,511	—
Foreign currency exchange contracts	1,662	—	1,662	—
Total Assets	$889,094	$535,933	$353,161	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$3,835	$—	$—	$3,835
2015 Notes Embedded Conversion Derivative	292,511	—	292,511	—
Total Liabilities	$296,346	$—	$292,511	$3,835

	Fair Value Measurements as of December 29, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$566,334	$566,334	$—	$—
Short-term investments:
Corporate debt securities	31,359	—	31,359	—
Bank certificates of deposit	27,826	—	27,826	—
United States Treasury securities	23,239	23,239	—	—
United States government agency securities	10,258	10,258	—	—
Commercial paper	5,783	—	5,783	—
Marketable equity securities	2,239	2,239	—	—
Trading securities held in NQDC trust	24,329	24,329	—	—
2015 Notes Hedges	303,154	—	303,154	—
Foreign currency exchange contracts	1,737	—	1,737	—
Total Assets	$996,258	$626,399	$369,859	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,218	$—	$—	$4,218
2015 Notes Embedded Conversion Derivative	303,154	—	303,154	—
Total Liabilities	$307,372	$—	$303,154	$4,218

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

Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of September 28, 2013 and December 29, 2012. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the condensed consolidated income statements.
The following table summarizes the level 3 activity for the nine months ended September 28, 2013:

(In thousands)
Balance as of December 29, 2012	$4,218
Payments	(835)
Adjustments	452
Balance as of September 28, 2013	$3,835

Cadence acquired intangible assets, including in-process technology, of $173.8 million in connection with its acquisitions during the nine months ended September 28, 2013. The fair value of the intangible assets acquired was determined using the income approach and using level 3 inputs. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to IP solutions, discount rates consistent with the level of risk and the economy in general. The fair value of these intangible assets was affected most significantly by the projected income associated with the intangible assets and the anticipated timing of the projected income, but was also impacted by the discount rate used to adjust the outcomes to their present values. If the income projections had increased or decreased, the fair value of the intangible assets would have increased or decreased accordingly in amounts that would have varied based on the anticipated timing of the projected income and the discount rate used to calculate the present value of the expected income. Cadence used discount rates ranging from 10% to 15% to value the intangible assets acquired during the nine months ended September 29, 2013.
As part of its acquisitions, Cadence also assumed obligations related to deferred revenue of $8.2 million, which was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit between 10% and 25%. The total costs including the assumed profit were adjusted to present value using a discount rate of approximately 3%. The resulting fair value approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligation was affected most significantly by the estimated costs required to support the obligation, but was also affected by the assumed profit and the discount rate.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and deferred revenue obligations are reasonable, but significant judgment is involved.

NOTE 8. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of September 28, 2013 and December 29, 2012 were as follows:

	As of
	September 28, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$620,403	$726,357
Short-term investments	96,019	100,704
Cash, cash equivalents and short-term investments	$716,422	$827,061
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of September 28, 2013 and December 29, 2012:

	As of
	September 28, 2013	December 29, 2012
	(In thousands)
Cash and interest bearing deposits	$143,840	$160,023
Money market funds	475,563	566,334
Bank certificates of deposit	1,000	—
Total cash and cash equivalents	$620,403	$726,357
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of September 28, 2013 and December 29, 2012:

	As of September 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$36,859	$33	$(14)	$36,878
Bank certificates of deposit	18,300	13	—	18,313
United States Treasury securities	24,705	34	(1)	24,738
United States government agency securities	11,215	13	(1)	11,227
Commercial paper	2,794	3	—	2,797
Marketable debt securities	93,873	96	(16)	93,953
Marketable equity securities	1,817	249	—	2,066
Total short-term investments	$95,690	$345	$(16)	$96,019

	As of December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$31,313	$57	$(11)	$31,359
Bank certificates of deposit	27,805	21	—	27,826
United States Treasury securities	23,213	26	—	23,239
United States government agency securities	10,245	13	—	10,258
Commercial paper	5,777	6	—	5,783
Marketable debt securities	98,353	123	(11)	98,465
Marketable equity securities	1,817	422	—	2,239
Total short-term investments	$100,170	$545	$(11)	$100,704
As of September 28, 2013, no securities held by Cadence have been in an unrealized loss position for greater than six months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of September 28, 2013, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$48,949	$48,983
Due in one to three years	44,924	44,970
Total marketable debt securities included in short-term investments	$93,873	$93,953
Net realized gains from the sale of marketable debt and equity securities during the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)		(In thousands)
Gains on sale of marketable debt and equity securities, net	$1,363	$8	$1,339	$123
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
Cadence’s non-marketable investments as of September 28, 2013 and December 29, 2012 were as follows:

	As of
	September 28, 2013	December 29, 2012
	(In thousands)
Cost method	$3,038	$3,038
Equity method	3,648	4,249
Total non-marketable investments	$6,686	$7,287

Net realized gains on the sale of non-marketable investments during the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)		(In thousands)
Gains on sale of non-marketable investments, net	$6	$—	$1,196	$—

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

The calculations for basic and diluted net income per share for the three and nine months ended September 28, 2013 and September 29, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except per share amounts)
Net income	$38,500	$58,584	$126,538	$126,074
Weighted average common shares used to calculate basic net income per share	278,977	271,350	277,034	269,643
2023 Notes	9	11	11	11
2015 Warrants	11,587	6,286	11,042	3,148
Share-based awards	6,385	5,681	6,444	5,958
Weighted average common shares used to calculate diluted net income per share	296,958	283,328	294,531	278,760
Net income per share - basic	$0.14	$0.22	$0.46	$0.47
Net income per share - diluted	$0.13	$0.21	$0.43	$0.45
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 28, 2013, and September 29, 2012, that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
2013 Warrants	6,830	6,830	6,830	6,830
Options to purchase shares of common stock	5,639	10,003	6,048	12,767
Non-vested shares of restricted stock	3,280	10	1,099	82
Total potential common shares excluded	15,749	16,843	13,977	19,679

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
Accumulated other comprehensive income was comprised of the following as of September 28, 2013, and December 29, 2012:

	As of
	September 28, 2013	December 29, 2012
	(In thousands)
Foreign currency translation gain	$25,345	$48,653
Changes in defined benefit plan liabilities	(4,781)	(5,229)
Unrealized holding gains on available-for-sale securities	320	526
Total accumulated other comprehensive income	$20,884	$43,950
For the three and nine months ended September 28, 2013 and September 29, 2012 there were no significant amounts reclassified from accumulated other comprehensive income to net income.

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 28, 2013 or September 29, 2012.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended September 28, 2013 or September 29, 2012.

NOTE 12. OTHER INCOME, NET
Cadence’s other income, net for the three and nine months ended September 28, 2013 and September 29, 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Interest income	$366	$399	$1,275	$1,024
Gains on sale of marketable debt and equity securities, net	1,363	8	1,339	123
Gains on sale of non-marketable investments, net	6	—	1,196	—
Gains (losses) on securities in NQDC trust	206	(839)	2,057	3,237
Gains on foreign exchange	489	1,376	1,476	2,546
Write-down of non-marketable investments	—	(1,081)	(464)	(1,103)
Other income (expense), net	105	6	(151)	145
Total other income (expense), net	$2,535	$(131)	$6,728	$5,972

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
The following table presents a summary of revenue by geography for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Americas:
United States	$168,125	$141,509	$476,525	$414,888
Other Americas	7,212	4,733	17,393	18,659
Total Americas	175,337	146,242	493,918	433,547
Europe, Middle East and Africa	72,376	66,392	229,053	191,097
Japan	45,853	58,757	144,794	168,856
Asia	73,081	67,142	215,629	187,339
Total	$366,647	$338,533	$1,083,394	$980,839
The following table presents a summary of long-lived assets by geography as of September 28, 2013 and December 29, 2012:

	As of
	September 28, 2013	December 29, 2012
	(In thousands)
Americas:
United States	$209,783	$214,711
Other Americas	330	185
Total Americas	210,113	214,896
Europe, Middle East and Africa	6,354	5,410
Japan	974	1,649
Asia	24,524	22,484
Total	$241,965	$244,439

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
During the nine months ended September 28, 2013, we completed acquisitions that enable us to offer additional IP solutions to our customers. These acquisitions, along with our fiscal 2012 acquisition of Sigrity, influenced revenues and operating expenses for the three and nine months ended September 28, 2013. It is expected that the impact of these acquisitions on our condensed consolidated income statements for the remainder of fiscal 2013 will result in a greater increase in our operating expenses than the increase in revenue generated from the acquisitions, in part, because the adjustment of deferred revenue to fair value.
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

Results of Operations
Financial results for the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, reflect the following:

•
An increase in our product and maintenance revenue, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and revenue recognized from our fiscal 2013 and 2012 acquisitions;

•
An increase in employee-related costs, primarily consisting of incremental costs related to employees added from our fiscal 2013 and 2012 acquisitions and costs related to hiring additional employees; and

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
Approximately 90% of the aggregate value of our bookings during the three and nine months ended September 28, 2013 and September 29, 2012 was of a type for which the revenue is recurring, or ratable, in nature.
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
Revenue by Period
In the condensed consolidated income statements for the three and nine months ended September 28, 2013, we combined product and maintenance revenue because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. We reclassified prior period product and maintenance revenue balances to conform to the current year presentation.
The following table shows our revenue for the three months ended September 28, 2013 and September 29, 2012 and the change in revenue between periods:

	Three Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$341.6	$310.1	$31.5	10%
Services	25.0	28.4	(3.4)	(12)%
Total revenue	$366.6	$338.5	$28.1	8%

The following table shows our revenue for the nine months ended September 28, 2013 and September 29, 2012 and the change in revenue between periods:

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,007.9	$893.9	$114.0	13%
Services	75.5	86.9	(11.4)	(13)%
Total revenue	$1,083.4	$980.8	$102.6	10%

Product and maintenance revenue increased during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and revenue recognized from our fiscal 2013 and 2012 acquisitions. Services revenue decreased during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, because of the redeployment of certain of our design services engineers to internal research and development projects related to our Design IP activities.
No one customer accounted for 10% or more of total revenue during the three and nine months ended September 28, 2013 or September 29, 2012.

Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups, and services and other for the past five consecutive quarters:

	Three Months Ended
	September 28, 2013	June 29, 2013	March 30, 2013	December 29, 2012	September 29, 2012
Functional Verification, Hardware and IP	31%	28%	26%	30%	30%
Digital IC Design	21%	23%	25%	23%	23%
Custom IC Design	25%	25%	25%	24%	24%
System Interconnect Design	10%	11%	10%	9%	9%
Design for Manufacturing	6%	6%	7%	6%	6%
Services and other	7%	7%	7%	8%	8%
Total	100%	100%	100%	100%	100%

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
The changes in the percentage of revenue contributed by the Functional Verification, Hardware and IP product group for the quarters presented are primarily related to the inclusion of revenue recognized from our fiscal 2013 acquisitions.

Revenue by Geography

	Three Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
United States	$168.1	$141.5	$26.6	19%
Other Americas	7.2	4.7	2.5	53%
Europe, Middle East and Africa	72.4	66.4	6.0	9%
Japan	45.8	58.8	(13.0)	(22)%
Asia	73.1	67.1	6.0	9%
Total revenue	$366.6	$338.5	$28.1	8%

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
United States	$476.5	$414.9	$61.6	15%
Other Americas	17.4	18.7	(1.3)	(7)%
Europe, Middle East and Africa	229.1	191.1	38.0	20%
Japan	144.8	168.8	(24.0)	(14)%
Asia	215.6	187.3	28.3	15%
Total revenue	$1,083.4	$980.8	$102.6	10%

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
Revenue for Japan decreased during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, primarily due to business conditions facing our Japanese customers. Because of these conditions, we expect lower revenue for Japan for the remainder of fiscal 2013, as compared to the same period in fiscal 2012.
For the primary factors contributing to our increase in revenue in other geographies, see the general description under “Revenue by Period,” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
United States	46%	42%	44%	42%
Other Americas	2%	1%	2%	2%
Europe, Middle East and Africa	20%	20%	21%	20%
Japan	12%	17%	13%	17%
Asia	20%	20%	20%	19%
Total	100%	100%	100%	100%

Cost of Revenue

	Three Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$32.5	$34.5	$(2.0)	(6)%
Services	17.2	16.8	0.4	2%

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$90.5	$94.1	$(3.6)	(4)%
Services	50.7	53.3	(2.6)	(5)%
The following table shows cost of revenue as a percentage of related revenue for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Product and maintenance	10%	11%	9%	11%
Services	69%	59%	67%	61%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$25.3	$30.6	$(5.3)	(17)%
Amortization of acquired intangibles	7.2	3.9	3.3	85%
Total cost of product and maintenance	$32.5	$34.5	$(2.0)	(6)%

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$73.7	$84.4	$(10.7)	(13)%
Amortization of acquired intangibles	16.8	9.7	7.1	73%
Total cost of product and maintenance	$90.5	$94.1	$(3.6)	(4)%

 Cost of product and maintenance depends primarily upon hardware product sales in any given period, employee salary, benefits and other employee-related costs, and also depends upon the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology. Profit margins can fluctuate from period to period depending upon, among other things, the mix of hardware and software revenue and the cost of product associated with particular sales agreements. The decrease in product and maintenance-related costs during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, was primarily due to decreased hardware sales between the respective periods. The increase in amortization of acquired intangibles related to cost of product and maintenance during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, resulted from increased amortization of intangible assets related to our fiscal 2013 and 2012 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized. We expect cost of product and maintenance to increase for the remainder of fiscal 2013, as compared to the same period in fiscal 2012, primarily due to amortization of intangible assets recorded in connection with our fiscal 2013 acquisitions.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. During the nine months ended September 28, 2013, certain of our design services engineers were redeployed to internal research and development projects or to assist with pre-sales activities, resulting in lower cost of services expense when compared to the nine months ended September 29, 2012. We expect to continue to utilize certain design services engineers on internal projects and pre-sales activities.
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to hiring, acquisitions, foreign exchange rates and the impact of our variable compensation programs, which are driven by overall operating results.
Our employee salary and other compensation-related costs increased during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, primarily due to incremental costs related to employees added from our fiscal 2013 and 2012 acquisitions, hiring additional employees for our research and development and sales activities, and higher variable compensation as a result of improved business performance.
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
We expect our operating expenses to increase during the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to the addition of employees through our fiscal 2013 acquisitions and hiring of research and development and sales personnel.
Our operating expenses for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$98.1	$82.5	$15.6	19%
Research and development	138.1	115.1	23.0	20%
General and administrative	27.6	26.4	1.2	5%
Operating expenses	$263.8	$224.0	$39.8	18%

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$283.8	$246.7	$37.1	15%
Research and development	398.6	335.7	62.9	19%
General and administrative	91.8	84.4	7.4	9%
Operating expenses	$774.2	$666.8	$107.4	16%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Marketing and sales	27%	24%	26%	25%
Research and development	38%	34%	37%	34%
General and administrative	8%	8%	8%	9%
Operating expenses	73%	66%	71%	68%

Marketing and Sales
The changes in marketing and sales expense for the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$11.4	$29.4
Stock-based compensation	1.9	3.7
Professional services	0.9	2.3
Other items	1.4	1.7
	$15.6	$37.1
Research and Development
 The changes in research and development expense for the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$16.7	$46.6
Stock-based compensation	3.6	8.2
Facilities and other infrastructure costs	3.0	6.7
Other items	(0.3)	1.4
	$23.0	$62.9

The increase in salary, benefits and other employee-related costs during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, was primarily due to incremental costs related to employees added from our fiscal 2013 and 2012 acquisitions and hiring of research and development personnel.
We expect research and development expense to increase for the remainder of fiscal 2013, as compared to the same period in fiscal 2012, primarily due to our fiscal 2013 acquisitions and higher salary, benefits and other employee-related costs from hiring of research and development personnel.

General and Administrative
The changes in general and administrative expense for the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012 were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Professional services	$0.7	$6.3
Other items	0.5	1.1
	$1.2	$7.4

The increase in professional services costs during the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012, is primarily due to services rendered in connection with our fiscal 2013 acquisitions.
Amortization of Acquired Intangibles

	Three Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$5.1	$3.9	$1.2	31%

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$14.3	$11.3	$3.0	27%
The increase in amortization of acquired intangibles during the three and nine months ended September 28, 2013, as compared to the three and nine months ended September 29, 2012, resulted from increased amortization of intangible assets related to our fiscal 2013 and 2012 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized.
We expect amortization of acquired intangibles to increase during the remainder of fiscal 2013, as compared to the same period in fiscal 2012, due to the amortization of intangible assets recorded in connection with our fiscal 2013 acquisitions.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions)
Contractual interest expense:
2013 Notes	$0.5	$0.5	$1.6	$1.6
2015 Notes	2.3	2.3	6.9	6.9
Revolving credit facility	0.3	—	0.9	—
Amortization of debt discount:
2013 Notes	1.7	1.6	5.0	4.7
2015 Notes	4.0	3.7	11.9	11.0
Amortization of deferred financing costs:
2013 Notes	0.1	0.1	0.3	0.3
2015 Notes	0.6	0.5	1.6	1.5
Other	0.1	—	0.2	(0.2)
Total interest expense	$9.6	$8.7	$28.4	$25.8

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In millions, except percentages)
Provision (benefit) for income taxes	$2.4	$(8.0)	$3.0	$9.5
Effective tax rate	5.8%	(15.8)%	2.3%	7.0%

Our provision for income taxes for the three months ended September 28, 2013, which reflects our current estimate of an increased tax benefit for foreign income that is subject to a lower tax rate, primarily consisted of the following:

•	Federal, state and foreign tax on anticipated fiscal 2013 income, and
•Tax expense related to integrating our acquisitions.
Our provision for income taxes for the nine months ended September 28, 2013 primarily consisted of the following:

•	Federal, state and foreign tax expense on anticipated fiscal 2013 income, and

•	Tax expense related to integrating our acquisitions,
which were partially offset by:

•	Tax benefit of $33.7 million related to the release of an uncertain tax position from a previous business combination and the release of related interest and penalties, and

•	Tax benefit for the retroactively enacted fiscal 2012 federal research tax credit of $5.9 million.

Our benefit for income taxes for the three months ended September 29, 2012 primarily consisted of the following:

•
Tax benefit of $14.8 million from the release of a valuation allowance related to the acquisition of Sigrity, Inc. during the period, which was partially offset by a tax expense related to certain foreign subsidiaries.

Our provision for income taxes for the nine months ended September 29, 2012 primarily consisted of the following:

•	Tax expense related to certain foreign subsidiaries, and

•	Excess tax benefits from stock-based compensation that were allocated to equity, which were partially offset by:

•	Tax benefit of $14.8 million from the release of a valuation allowance related to the acquisition of Sigrity, Inc. during the period.
We estimate our annual effective tax rate for fiscal 2013 to be approximately 7.0%. Our estimate excludes tax effects of certain stock compensation, potential acquisitions, and other items which we cannot anticipate.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Liquidity and Capital Resources

	As of
	September 28, 2013	December 29, 2012	Change
	(In millions)
Cash, cash equivalents and short-term investments	$716.4	$827.1	$(110.7)
Net working capital	$(23.5)	$174.0	$(197.5)
Cash, Cash Equivalents and Short-term Investments
As of September 28, 2013, our principal sources of liquidity consisted of $716.4 million of cash, cash equivalents and short-term investments, as compared to $827.1 million as of December 29, 2012.
During the nine months ended September 28, 2013, we used $392.8 million of our cash and cash equivalents for our acquisitions, resulting in a decrease in our net working capital as of September 28, 2013, as compared to December 29, 2012. During the nine months ended September 28, 2013, we generated $248.4 million of cash from our operating activities and borrowed a net of $50.0 million under our revolving credit facility to meet our working capital requirements and to maintain adequate liquidity. We expect cash generated from our operating activities and available capacity under our revolving credit facility will provide sufficient cash to meet our operating liquidity requirements, including the $144.5 million required to fund the maturity of our 2013 Notes in December 2013.
During the second quarter of fiscal 2012, we began to maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of September 28, 2013. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
Our primary sources of cash, cash equivalents and short-term investments during the nine months ended September 28, 2013 were customer payments for products, maintenance and services, and borrowings under our revolving credit facility. We also received cash from stock purchases under our ESPP and from the exercise of stock options.
Our primary uses of cash, cash equivalents and short-term investments during the nine months ended September 28, 2013 were payments relating to our fiscal 2013 acquisitions, salaries, benefits, other employee-related costs, payments on our revolving credit facility and other operating expenses.

Approximately 55% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of September 28, 2013. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.
During fiscal 2012, we entered into a $250 million five-year senior secured revolving credit facility. Borrowings under the credit facility may be used to finance working capital, capital expenditures, acquisitions and other business purposes. Any outstanding loans drawn under the credit facility are payable on or before December 12, 2017. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make certain investments, dispose of certain assets and make certain payments. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. As of September 28, 2013, we were in compliance with the financial covenants. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and additional cash available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions, for at least the next 12 months.

Net Working Capital
Net working capital decreased by $197.5 million as of September 28, 2013, as compared to December 29, 2012, due to the following:

Change
(In millions)
Decrease in cash and cash equivalents	$(106.0)
Increase in outstanding borrowings under revolving credit facility	(50.0)
Increase in accounts payable and accrued liabilities	(22.1)
Increase in convertible notes	(16.8)
Decrease in prepaid expenses and other	(9.6)
Decrease in short-term investments	(4.7)
Increase in current portion of deferred revenue	(2.1)
Increase in receivables, net	4.1
Increase in inventories	9.7
$(197.5)
Cash Flows from Operating Activities

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	(In millions)
Cash provided by operating activities	$248.4	$220.1	$28.3

Cash flows from operating activities increased $28.3 million during the nine months ended September 28, 2013, as compared to September 29, 2012, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$25.3
Changes in operating assets and liabilities, net of effect of acquired businesses	3.0
$28.3

Cash flows from operating activities include net income, adjusted for certain non-cash items as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results and the timing of our billings, collections, tax payments and routine cash disbursements.
Cash Flows from Investing Activities

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	(In millions)
Cash used for investing activities	$(417.1)	$(186.4)	$(230.7)
The changes in net cash used for investing activities for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012, were due to the following:

Change
(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$(326.4)
Purchases of property, plant and equipment	(10.0)
Proceeds from the sale of long-term investments	6.2
Purchases of available-for-sale securities	17.2
Proceeds from the sale and maturity of available-for-sale securities	82.1
Other items	0.2
$(230.7)
Cash paid in business combinations and asset acquisitions relates to our fiscal 2013 and 2012 acquisitions. For an additional description of the acquisitions completed during the nine months ended September 28, 2013, see Note 3 in the notes to condensed consolidated financial statements. The proceeds from, purchases of and maturities of available-for-sale securities are primarily related to normal purchases, sales and maturities of the debt securities included in our investment portfolio.
In connection with our business combinations and asset acquisitions completed in prior fiscal years, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we would be obligated to pay up to an aggregate of $14.3 million in cash during the next 31 months.
We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.

Cash Flows from Financing Activities

	Nine Months Ended		Change
	September 28, 2013	September 29, 2012	(In millions)
Cash provided by financing activities	$77.4	$18.1	$59.3
The changes in net cash provided by financing activities for the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012, were due to the following:

Change
(In millions)
Proceeds from revolving credit facility	$100.0
Payment on revolving credit facility	(50.0)
Proceeds from the issuance of common stock	11.9
Tax effect related to employee stock transactions allocated to equity	3.7
Stock received for payment of employee taxes on vesting of restricted stock	(6.0)
Other items	(0.3)
$59.3

During the nine months ending September 28, 2013, net proceeds from the revolving credit facility were used for general working capital purposes. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements. Cash inflows from the issuance of common stock and the tax effect related to employee stock transactions allocated to equity increased during the nine months ended September 28, 2013, as compared to the nine months ended September 29, 2012, as a result of an increase in the exercise of stock options. This was partially offset by an increase in cash outflows related to stock received for payment of employee taxes on vesting of restricted stock.
Other Factors Affecting Liquidity and Capital Resources
As of September 28, 2013, we had convertible notes outstanding with a net liability value of $463.7 million and that mature between December 15, 2013, and June 1, 2015. The principal maturity value of these convertible notes is $494.5 million. The total cash or stock payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
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
Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. The 2015 Notes are convertible into cash from September 29, 2013 through December 28, 2013 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to September 28, 2013. Accordingly, the net balance of the 2015 Notes of $320.7 million is classified as a current liability on our condensed consolidated balance sheet as of September 28, 2013. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350 million prior to the maturity of the 2015 Notes. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between September 29, 2013 and December 28, 2013. However, if the holders of the 2015 Notes elect to convert their notes between September 29, 2013 and December 28, 2013, we expect to have sufficient cash, cash equivalents, short-term investments and access to our revolving credit facility to fund any payment resulting from a conversion.

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

The following table provides information about our forward foreign currency contracts as of September 28, 2013. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2013.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$51.2	0.75
Indian rupee	18.5	64.57
Japanese yen	13.8	98.67
Canadian dollar	10.4	1.04
Israeli shekel	10.2	3.59
Chinese renminbi	7.3	6.16
Swedish krona	7.2	6.55
Other	13.8	N/A
Total	$132.4
Estimated fair value	$1.7
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
Our short-term investments as of September 28, 2013 include $94.0 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of September 28, 2013, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.7 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of September 28, 2013.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the revolving credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of September 28, 2013, we had $50.0 million outstanding on the revolving credit facility. For an additional description of this revolving credit facility see Note 2 in the notes to condensed consolidated financial statements.

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
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in the notes to condensed consolidated financial statements, and Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, for an additional description of these investments. Our non-marketable investments had a carrying value of $6.7 million as of September 28, 2013, and $7.3 million as of December 29, 2012.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2013.
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
Based on their evaluation as of September 28, 2013, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For example, the IC and electronics systems industries experienced a significant downturn in 2009. The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. This economic downturn in the industries we serve contributed to the reduction in our revenue in 2009, as compared to prior years. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010 and decreased slightly during 2012. Spending on EDA products and services grew moderately during fiscal 2012. While spending on EDA products and services has grown in recent years, the current outlook for the semiconductor industry is uncertain and may result in a decrease in spending on EDA products and services.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% and 58% during the three months ended September 28, 2013 and September 29, 2012, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Some of our international research and development and other facilities are in parts of the world that may face a greater risk of business interruption as a result of terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated because damage to or disruptions at our international research and development facilities could have a more significant adverse effect on our ability to develop new or improve existing products than other businesses that may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as cyber hacking, the introduction of a virus into our computer systems or natural disasters near any of our international locations, could significantly interfere with our business operations.
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
Long sales cycles for hardware products subject us to a number of significant risks over which we have limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results.
The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
Our investments include various money market funds and marketable debt securities, such as corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising United States government debt level may cause a decrease in the purchasing power of the United States dollar and adversely affect our investment portfolio. Furthermore, if there is a default or downgrade of U.S. government or agency debt securities, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our liquidity, financial position, results of operations or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply with significant changes.
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and has continued to discuss these and other proposed accounting principles during the first three quarters of fiscal 2013. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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
We have significant operations outside the United States. As of September 28, 2013, approximately 55% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash, cash equivalents and short-term investments balances, future United States operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
We have a substantial level of debt, and, as of September 28, 2013, we have the ability to borrow an additional $200.0 million under a revolving credit facility. As of September 28, 2013, we had outstanding indebtedness with a principal balance of $544.6 million as follows:

•	$350.0 million related to our 2.625% cash convertible senior notes due 2015, or the 2015 Notes;

•	$144.5 million related to our 1.500% convertible senior notes due December 15, 2013, or the 2013 Notes;

•	$50.0 million related to our five-year senior secured revolving credit facility; and

•	$0.1 million related to our zero coupon zero yield senior convertible notes due 2023.
The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described above;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Impose additional operating or financial covenants on us;

•	Limit our flexibility in planning for or reacting to changes in our business; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended September 28, 2013 our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to September 28, 2013. As a result, the 2015 Notes are convertible into cash from September 29, 2013 through December 28, 2013 and we have classified our 2015 Notes as a current liability on our consolidated balance sheet as of September 28, 2013. The 2013 Notes are not currently convertible.
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

If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of September 28, 2013. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500 million in the aggregate. As described in Note 2 in the notes to condensed consolidated financial statements, our revolving credit facility restricts certain payments, including share repurchases. We did not repurchase shares under these repurchase programs during the three months ended September 28, 2013, and $814.4 million remains under our repurchase authorization as of September 28, 2013.
The following table presents repurchases and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 28, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
June 30, 2013 – August 3, 2013	15,445	$15.79	—	$814.4
August 4, 2013 – August 31, 2013	409,858	$14.42	—	$814.4
September 1, 2013 – September 28, 2013	34,763	$14.04	—	$814.4
Total	460,066	$14.44	—
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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 24, 2013	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	October 24, 2013	By:	/s/ Geoffrey G. Ribar
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