Form 10-K
period 2013-12-28
CADENCE DESIGN SYSTEMS INC
filed 2014-02-20
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter ended June 29, 2013 was $4,111,472,399.
On February 1, 2014, approximately 289,094,199 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.'s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

PART I.

Item 1. Business
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as "anticipates," "believes," "could," "estimates," "expects," "forecasts," "intends," "may," "plans," "projects," "should," "will" and "would," and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to, those expressed in these statements. We refer you to the "Proprietary Technology," "Competition," "Risk Factors," "Critical Accounting Estimates," "Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and "Liquidity and Capital Resources" sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Overview
We develop solutions that our customers use to design increasingly small and complex integrated circuits, or ICs, and electronic devices. Our solutions are designed to help our customers reduce the time to bring an IC or electronic device to market and to reduce their design, development and manufacturing costs. Our product offerings include Electronic Design Automation, or EDA, software, emulation hardware, and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. We provide maintenance for our software, hardware, and IP product offerings. We also provide engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP. These services help our customers manage and accelerate their electronics product development processes.
During fiscal 2013, we acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units, and Cosmic Circuits Private Limited, or Cosmic, a privately held provider of intellectual property used in system-on-chip design. These acquisitions, along with other acquired technology and internal development, expanded our design IP offerings, enabling us to offer customized IP as well as broader analog and mixed signal IP solutions to our customers.
Our customers include semiconductor and electronics systems companies that deliver a wide range of electronics products in a number of market segments such as mobile devices, communications, cloud and data center infrastructure, personal computers and other devices. The renewal of many of our customer contracts, and the decisions for new purchases are dependent upon our customers' commencement of new design projects. As a result, our business is significantly influenced by our customers' business outlook and investment in new designs and products.
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

The EDA and IP Industries and Our Business
The EDA and IP industries are driven by our customers' response to end-user demand for electronic devices that are smaller, use less power and provide more functionality. To meet this demand, our customers design and develop new ICs and electronic devices and systems using our products and services. Accordingly, our business depends on our customers' continued investment in new designs and products.
The markets our customers serve are sensitive to product price, performance and the time it takes to bring the products to market. In order to be competitive and profitable in these markets, our customers demand high levels of productivity from their design teams, better predictability in shorter development schedules, high performance products and lower development and manufacturing costs. Semiconductor and electronics systems companies are responding to these challenges and users' demand for increased functionality and smaller devices by combining subsystems - such as radio frequency, or RF, wireless communication, signal processing, microprocessors and memory controllers - onto a single silicon chip, creating a system-on-chip, or SoC, or combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration has required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability, and has driven the need for incorporation of pre-verified commercial IP into these systems.
Our strategy is to provide our customers with the ability to address the broad range of issues that arise at the silicon, SoC, and system levels. Our offerings address many of the challenges associated with developing unique silicon circuitry, integrating that circuitry with design IP developed by us or third parties to create SoCs, designing the packaging and board-level interconnect which links ICs and SoCs, and combining the resulting hardware with software to create electronic systems.
Significant issues that our customers face in creating their products include reducing power consumption, manufacturing microscopic circuitry, verifying device functionality and achieving technical performance targets, all while meeting aggressive time-to-market and cost requirements. Providers of EDA and IP solutions must deliver products that address these technical challenges while improving the productivity, predictability, reliability and profitability of the design processes and products of their customers.
Products and Product Strategy
Our products are engineered to improve our customers' design productivity and design quality by providing a comprehensive set of EDA solutions, emulation hardware and a differentiated portfolio of design IP and VIP. Product and maintenance revenue includes fees from licenses to use our software and IP, from sales and leases of our hardware products and from royalties generated by our customers' shipment of their products containing certain types of our IP. See "Product Arrangements" below for a discussion of our license types.
We combine our products and technologies into categories related to major design activities:

•	Functional Verification, including Emulation Hardware and IP;

•	Custom IC Design;

•	Digital IC Design and Signoff;

•	System Interconnect Design; and

•	Design for Manufacturing, or DFM.
The major Cadence® design and verification platforms are branded as Incisive® functional verification, Virtuoso® custom IC design, Encounter® digital IC design and Allegro® system interconnect design. Our functional verification offerings include VIP products and are supplemented by our design IP offerings and our emulation hardware offerings. In addition, we augment these platform product offerings with a set of DFM products that service both the digital and custom IC design flows.
The products and technologies included in these categories are combined with ready-to-use packages of technologies assembled from our broad portfolio of IP and other associated components that provide comprehensive solutions for low power, mixed signal and designs at smaller geometries referred to as advanced process nodes, as well as popular designs based on design IP owned and licensed by other companies such as ARM Holdings plc. These solutions are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and verification, and printed circuit board, or PCB, IC package and SiP design and analysis.
Functional Verification, including Emulation Hardware and IP
Functional verification products are used by our customers to efficiently and effectively verify that the circuitry they have designed will perform as intended. Verification takes place before implementing or manufacturing the circuitry, significantly reducing the risk of discovering an error in the completed product. Our functional verification offerings are comprised of three major categories: logic verification, system design and verification, and IP (including VIP and design IP). Revenue related to our fiscal 2013 acquisitions is included in this product group.

Our logic verification software offering consists of planning, testbench automation, simulation, property checking and environment capabilities within the Incisive functional verification platform. This offering enables our customers to coordinate verification activities across multiple teams and various specialists for rapid verification planning and closure.
Our system design and verification offerings consist of hardware-assisted verification solutions employing emulation and acceleration, including the Palladium® XP II, Palladium XP, and Palladium verification computing platforms, system-level design tools, accelerated VIP, estimation of SoC cost and performance and automation for hardware-software verification. In addition, this offering provides system power exploration, analysis and optimization. The QuickCycles® offering allows customers access to our simulation acceleration and emulation products, either on their secure intranet site or remotely over a high-speed, secure network connection.
Our design IP offerings consist of pre-verified, customizable functional blocks, which customers integrate into their SoCs to accelerate the development process and to reduce the risk of errors in the design process. Cadence offers many types of design IP, including Tensilica® configurable digital signal processors, or DSPs, vertically targeted subsystems for audio/voice, baseband, and video/imaging applications, controllers and physical interfaces, or PHYs, for standard protocols such as USB, MIPI, ethernet, peripheral component interconnect express, or PCI Express, dynamic RAM and flash memory controllers, and analog IP. Our design IP portfolio was significantly expanded during fiscal 2013 through acquisitions and significant internal development.
Cadence also offers a very broad range of VIP and memory models, which model the expected behavior of many industry standard protocols when used with verification solutions, and are complementary to our design IP offerings. Cadence's VIP offerings are also used in system-level verification to model correct behavior of full systems interacting with their environments.
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
During fiscal 2013, Cadence expanded its custom IC design and verification offerings with the addition of three new products: Virtuoso Advanced Node, Virtuoso EAD, or Electrically Aware Design, and the Spectre® XPS FastSPICE Simulator. Virtuoso Advanced Node adds functionality to the base Virtuoso package to enable the use of FinFETs (3D transistors), double patterning and other technologies required for advanced designs. Virtuoso EAD introduces a new time-saving paradigm that shortens the loop between design and verification by verifying designs as they are being created. Finally, Spectre XPS is a new Fast SPICE offering which speeds verification time over previously existing solutions.
Digital IC Design and Signoff
Digital IC design offerings are used by our customers to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (please refer to the discussion under "Functional Verification, including Emulation Hardware and IP" above). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified (please refer to the discussion under "Design for Manufacturing" below). Our digital IC offerings include three major categories: logic design, physical implementation and signoff.
Our logic design offering is comprised of logic synthesis, test and equivalence checking capabilities within the Encounter® digital IC design platform, and is typically used by customers to create and verify designs in conjunction with our functional verification capabilities. This offering provides chip planning, design, verification and test technologies and services to customers. Logic design capabilities are aggregated into solutions that address our customers' needs in areas such as low power and mixed signal designs.
Our physical implementation offering is comprised of tools used near the end of the design process, including place and route, signal integrity, optimization and double patterning preparation. This offering enables customers to address the technology challenges of the latest semiconductor advanced process nodes, create a physical representation of logic models and prepare a design for signoff.
Our signoff offering is comprised of tools used to signoff the design as ready for manufacture by a silicon foundry, which provides certification for this step. This offering includes TempusTM timing analysis and VoltusTM power analysis, plus solutions for extraction, physical verification and design for manufacturing.

System Interconnect Design
Our System Interconnect Design offerings are used by our customers to develop PCBs and IC packages. The capabilities in the Allegro system interconnect design platform offerings include PCB authoring and implementation, IC package and SiP signal and power integrity analysis, and PCB library design management and collaboration. Certain offerings also include the simulation capability within the Virtuoso custom design platform. SigrityTM analysis tools were added through the acquisition of Sigrity, Inc., or Sigrity, during fiscal 2012 and have been integrated with our Allegro platform, enabling a comprehensive front-to-back flow for implementation and full signal and power integrity analysis for designs featuring high speed interface protocols. These offerings enable engineers who are responsible for the capture, layout and analysis of advanced PCB and IC packages to design high-performance electronic products across the domains of IC, IC package and PCB, to increase functional density and to manage design complexity while reducing cost and time-to-market. The need for compact, high performance mobile design with advanced serial interconnect is driving renewed growth and technology evolution for our PCB offering. For the mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is marketed worldwide through a network of resellers.
Design for Manufacturing
Our DFM offerings are used by customers to address manufacturing and yield issues as early in the product development process as possible. We have enhanced the DFM awareness of our core Encounter digital IC and Virtuoso custom IC product offerings and, in addition, we also offer standalone DFM products. Our DFM capabilities include electrical and physical lithography checking, chemical-mechanical polishing analysis and optimization, pattern matching, double patterning, and optical proximity checking.
Services
We offer a number of fee-based services, including services related to methodology, education and hosted design solutions. These services may be sold separately or sold and performed in conjunction with the license, sale or lease of our products. As necessary, certain of our design services engineers have been redeployed during the past two years to internal research and development projects associated with our design IP business.
As part of our services offerings, we design advanced ICs, develop custom IP and address industry design issues that may not be solved adequately by today's EDA technologies. This enables us to target and accelerate the development of new software technology and products to satisfy current and future design requirements.
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
Our hosted design solutions enable our engineering teams at one or more of our locations to assist our customers' teams located elsewhere in the world during the course of their design and engineering projects through a secure network infrastructure. They also enable us to deliver software-as-a-service, or SaaS, to those customers who do not have their own infrastructure.
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
Technical Support and Maintenance
Customer service and support is critical to the adoption and successful use of our products. We provide our customers with technical support and maintenance to facilitate their use of our software, hardware and IP solutions.
Third-Party Programs and Initiatives
In addition to our products, many customers use design tools that are provided by other EDA companies, as well as design IP available from multiple suppliers. We support the use of third-party design products and design IP through our Connections® program and through our participation in industry groups such as the Silicon Integration Initiative, or Si2, and Accellera System Initiative. We actively contribute to the development and deployment of EDA industry standards.

Product and Maintenance and Services Revenue
Revenue, and revenue as a percentage of total revenue, from our product and maintenance and services offerings for the last three fiscal years were as follows:

	2013		2012		2011
	(In millions, except percentages)
Product and maintenance	$1,357.9	93%	$1,212.4	91%	$1,033.1	90%
Services	102.2	7%	114.0	9%	116.7	10%
Total revenue	$1,460.1		$1,326.4		$1,149.8
For an additional description of our product and maintenance and services revenue, see the discussion under "Results of Operations" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Marketing and Sales
We generally market our products and provide services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for our products. Due to the complexity of many of our EDA products and the electronic design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, direct mail, trade shows, public relations and the internet. We selectively utilize value-added resellers to broaden our reach and reduce cost of sales. All OrCAD and selected Incisive products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.
Product Arrangements
We license software and IP using three license types: term, subscription and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a term or subscription license, and customers who prefer to have the right to use the technology continuously without time restriction will choose a perpetual license. Customers who desire to use new software technology during the life of the contract will select a subscription license, which allows them limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license, which does not include the right to use new technology. Payment terms for term and subscription licenses generally provide for payments to be made in installments over the license period and payment terms for perpetual licenses generally are net 30 days.
Our emulation hardware products are either sold or leased to our customers.
We generally license our design IP under nonexclusive license agreements that provide usage rights for specific designs. In addition, for certain of our IP license agreements, we collect royalties as our customers ship their product that includes our IP to their customers.
For a further description of our license agreements, our emulation hardware sale or lease agreements, revenue recognition policies and results of operations, please refer to the discussion under "Critical Accounting Estimates" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Backlog
Our backlog was approximately $1.9 billion and $1.7 billion as of December 28, 2013 and December 29, 2012, respectively. Our backlog as of December 28, 2013 consisted of fully executed arrangements with effective dates commencing no later than December 28, 2013 with revenue to be recognized thereafter, and included a variety of types, generally including, but not limited to:

•	Licenses for software products and IP;

•	Maintenance on software, hardware and IP products;

•	Bookings for the sale of emulation hardware products that have expected delivery dates after December 28, 2013;

•	Leases of emulation hardware products;

•	Licenses with payments that are outside our customary terms; and

•	The undelivered portion of engineering services contracts.

The substantial majority of our backlog consists of customer contracts for which product and maintenance revenue is recognized ratably, or on a recurring basis, over the contract life. Historically, we have not experienced significant cancellations of our contracts with customers. For engineering services contracts in backlog, completion dates are occasionally rescheduled, delaying revenue recognition under those contracts beyond the original anticipated completion date. Changes in customer license types or payment terms also can affect the timing of revenue recognition. During fiscal 2013, approximately 70% of our revenue came from backlog as of December 29, 2012. We expect approximately $1.1 billion, or approximately 70% of our fiscal 2014 revenue, to come from arrangements that were in backlog as of December 28, 2013. The actual percentage of revenue coming from backlog during fiscal 2014 may change if our actual business levels in fiscal 2014 are different than our current expectations.
Research and Development
Our research and development expense was $534.0 million during fiscal 2013, $454.1 million during fiscal 2012 and $400.7 million during fiscal 2011.
The primary areas of our research and development include the following:

•	Functional Verification, including Emulation Hardware and IP;

•	Custom IC Design;

•	Digital IC Design and Signoff;

•	System Interconnect Design; and

•	Design for Manufacturing
Our future performance depends largely on our ability to maintain and enhance our current product development and commercialization of newly developed products or capabilities, and to offer solutions that meet increasingly demanding productivity, quality, predictability and cost requirements. Our offerings must keep pace with our customers' technical developments, including the adoption of advanced process nodes, and industry standards. We also dedicate significant research and development efforts to support our existing products.
Manufacturing and Software Distribution
We perform final assembly and testing of our emulation hardware products at our headquarters in San Jose, California. Subcontractors manufacture all major subassemblies, including all individual PCBs and custom ICs, and supply them for qualification and testing before their incorporation into the assembled product.
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
Competition
We compete in the EDA software and emulation hardware product markets most frequently with Synopsys, Inc., and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc., Jasper Design Automation, Inc., Zuken Ltd. and many others offering "point solutions"), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, CEVA, Inc. and numerous smaller IP companies. We generally compete on the basis of quality, product features, level of integration or compatibility with other tools, price and payment terms.
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

International Operations
We have 54 sales offices, design centers and research and development facilities, approximately 60% of which are located outside of the United States. We consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information relating to our international operations, including revenue and long-lived assets by geographic area, see Note 19 in the notes to consolidated financial statements. For risks related to our international operations, see the discussion under "The effect of foreign exchange rate fluctuations may adversely impact our financial condition" and "Risks associated with our international operations could seriously harm our financial condition" under Item 1A, "Risk Factors."
Employees
As of December 28, 2013, we employed approximately 5,700 people.

Executive Officers of the Registrant
The following table provides information regarding our executive officers as of February 20, 2014:

Name	Age	Positions and Offices
Lip-Bu Tan	54	President, Chief Executive Officer and Director
Geoffrey G. Ribar	55	Senior Vice President and Chief Financial Officer
Thomas P. Beckley	56	Senior Vice President, Research and Development
James J. Cowie	49	Senior Vice President, General Counsel and Secretary
Anirudh Devgan	44	Senior Vice President, Research and Development
Chi-Ping Hsu	58	Senior Vice President, Chief Strategy Officer, EDA and Chief of Staff to the CEO
Charlie Huang	49	Senior Vice President, Worldwide Field Operations and Research and Development
Martin N. Lund	46	Senior Vice President, Research and Development
Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.
LIP-BU TAN has served as President and Chief Executive Officer of Cadence since January 2009. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan also serves as a director of Ambarella, Inc., Semiconductor Manufacturing International Corporation and SINA Corporation. Mr. Tan has a B.S. from Nanyang University in Singapore, an M.S. in nuclear engineering from the Massachusetts Institute of Technology and an M.B.A. from the University of San Francisco.
GEOFFREY G. RIBAR has served as Senior Vice President and Chief Financial Officer of Cadence since November 2010. Prior to joining Cadence, from May 2008 to October 2010, Mr. Ribar served as Chief Financial Officer of Telegent Systems, Inc., a semiconductor company. From January 2006 to April 2008, Mr. Ribar served as Chief Financial Officer at SiRF Technology, Inc., a semiconductor company that was acquired by CSR plc in 2009. Mr. Ribar has served as Chief Financial Officer at other semiconductor companies, including Asyst Technology, Inc., Matrix Semiconductor, Inc. and nVidia Corporation. Mr. Ribar also held various positions, including Corporate Controller, at Advanced Micro Devices, Inc. Mr. Ribar has a B.S. in chemistry and an M.B.A. from the University of Michigan.
THOMAS P. BECKLEY has served as Senior Vice President, Research and Development of Cadence since September 2012. From April 2004 to September 2012, Mr. Beckley served as Corporate Vice President, Research and Development of Cadence. Prior to joining Cadence, Mr. Beckley served as President and Chief Executive Officer of Neolinear, Inc., a developer of auto-interactive and automated analog/RF tools and solutions for mixed-signal design that was acquired by Cadence in April 2004. Mr. Beckley has a B.S. in mathematics and physics from Kalamazoo College and an M.B.A. from Vanderbilt University.
JAMES J. COWIE has served as Senior Vice President and General Counsel of Cadence since April 2008 and Secretary of Cadence since May 2008. From August 2000 to March 2008, Mr. Cowie held several positions at Cadence, most recently as Corporate Vice President - Business Development, Associate General Counsel and Assistant Secretary. Mr. Cowie has a B.A. in economics from Duke University and a J.D. from Stanford Law School.
ANIRUDH DEVGAN has served as Senior Vice President, Research and Development of Cadence since November 2013. From May 2012 to November 2013, Dr. Devgan served as Corporate Vice President, Research and Development of Cadence. Prior to joining Cadence, from May 2005 to March 2012, Dr. Devgan served as Corporate Vice President and General Manager of the Custom Design Business Unit at Magma Design Automation Inc. Dr. Devgan has a B.Tech. in electrical engineering from the Indian Institute of Technology, Delhi, and an M.S. and Ph.D. in electrical and computer engineering from Carnegie Mellon University.

CHI-PING HSU has served as Senior Vice President, Chief Strategy Officer, EDA and Chief of Staff to the CEO of Cadence since November 2013. From November 2008 to November 2013, Dr. Hsu served as Senior Vice President, Research and Development. From April 2003 to November 2008, Dr. Hsu held several positions at Cadence, including Corporate Vice President, IC Digital and Power Forward. Prior to joining Cadence, Dr. Hsu served as President and Chief Operating Officer of Get2Chip Inc., a supplier of high-performance system-on-chip synthesis that was acquired by Cadence in April 2003. Dr. Hsu also serves as a director of MoSys, Inc. Dr. Hsu has a B.S. in electrical engineering from National Taiwan University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.
CHARLIE HUANG has served as Senior Vice President, Worldwide Field Operations of Cadence since April 2011 and as Senior Vice President, Research and Development since July 2013. From January 2009 to April 2011, Dr. Huang served as Senior Vice President and Chief Strategy Officer of Cadence. From April 2010 to April 2011, Dr. Huang also served as Chief of Staff to the CEO of Cadence. From April 2007 to January 2009, Dr. Huang served as Senior Vice President - Business Development of Cadence. Dr. Huang was General Partner at Telos Venture Partners, a Cadence-affiliated venture capital firm, from 2004 to 2005. From 2001 to March 2007, Dr. Huang held several positions at Cadence in engineering management and business development. Prior to joining Cadence, Dr. Huang co-founded and was Chief Executive Officer of CadMOS Design Technology, Inc., an EDA company that was acquired by Cadence in 2001. Dr. Huang has a B.S. in electrical engineering and computer sciences from Shanghai Jiao Tong University and a Ph.D. in electrical engineering from Carnegie Mellon University.
MARTIN N. LUND has served as Senior Vice President, Research and Development of Cadence since March 2012. Prior to joining Cadence, from March 2000 to March 2012, Mr. Lund held several positions at Broadcom Corporation, a provider of semiconductor solutions, most recently as Senior Vice President and General Manager of Broadcom's Network Switching Business. Mr. Lund has a technical degree from Frederiksberg Technical College and Risø National Laboratory at the Technical University of Denmark.

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
The IC and electronic systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries' and their customers' products. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010 and decreased slightly during 2012 and 2013, according to preliminary reports. Spending on EDA products and services grew moderately during fiscal 2012 and 2013. While spending on EDA products and services has grown in recent years, the current outlook for the semiconductor industry is uncertain and may result in a decrease in spending on EDA products and services.
While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers' businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor industry revenues do not grow or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that result in recurring revenue.

Our failure to respond quickly to technological developments or our customers' increasing technological requirements could make our products uncompetitive and obsolete.
The industries in which we compete experience rapid technology developments, rapid changes in industry standards and customer requirements, and frequent introductions and improvements of new products. Currently, the industries we serve are experiencing the following trends:

•
Changes in the design and manufacturing of ICs, including migration to advanced process nodes and the introduction of three dimensional transistors, such as FinFETs, present major challenges to the semiconductor industry, particularly in IC design, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced process nodes, the industry must adapt to more complex physics and manufacturing challenges such as the need to draw features on silicon that are many times smaller than the wavelength of light used to draw the features via lithography. Models of each component's electrical properties and behavior also become more complex as do requisite analysis, design, verification and manufacturing capabilities. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges;

•
The challenges of advanced node design are leading some customers to work with more mature, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows;

•
The ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC;

•
With the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs or SoCs. The unavailability of a broad range of high-quality design IP (including our own) that can be reliably incorporated into a customer's design with our software products and services could lead to reduced demand for our products and services;

•
Increased technological capability of the Field-Programmable Gate Array, or FPGA, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services;

•	A growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products; and

•	Adoption of cloud computing technologies with accompanying new business models for an increasing number of software categories, including EDA.
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. Our hardware platforms must be enhanced periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A rapid transition to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our hardware and IP products.
We have recorded net losses in the past and may record net losses in the future. Various factors affect our operating results, and some of them are not within our control. Our operating results for any period are affected by the timing of revenue recognition, particularly for our hardware and IP products.
A substantial portion of the product revenue related to our hardware business is recognized upon delivery, and our forecasted revenue results are based, in part, on our expectations of hardware to be delivered in a particular quarter. Therefore, changes in hardware bookings or deliveries relative to expectations will have a more immediate impact on our revenue than changes in software or services bookings, for which revenue is generally recognized over time.
During fiscal 2013, we made significant investments to expand our IP offerings through, among other things, research and development and acquisitions. As we continue to expand our IP offerings, a portion of the revenue related to our IP bookings will be deferred until we complete and deliver the licensed IP to our customers. As a result, costs related to the research and development of the IP may be incurred prior to the recognition of the related revenue.

Revenue related to our hardware and IP products is inherently difficult to predict because sales of our hardware and IP products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers, our customers' willingness to expend capital to deploy our hardware or IP products in those projects and the availability of our hardware or IP products for delivery. Therefore, our hardware or IP sales may be delayed or may decrease if our customers delay or cancel projects because their spending is constrained or if there are problems or delays with the supply or delivery of our hardware or IP products or our hardware suppliers. Moreover, the emulation hardware and IP markets are highly competitive, and our customers may choose to purchase a competitor's hardware or IP product based on cost, performance or other factors. These factors may result in lower revenue, which would have an adverse effect on our business, results of operations or cash flows.
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
We depend on sole suppliers for certain hardware components. Our reliance on sole suppliers could result in product delivery problems and delays and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply disruption, including delay in delivery of components by our suppliers or the bankruptcy or shutdown of our suppliers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions.
We have acquired and expect to acquire other companies and businesses in the future. During fiscal 2013, we made several acquisitions of IP businesses. Our future revenue growth and expansion of our IP business is heavily dependent on our successful integration of these acquisitions. We may incur significant costs in connection with our potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:

•	The failure to realize anticipated benefits such as cost savings and revenue enhancements;

•	The failure to integrate and manage acquired products and businesses effectively;

•	The failure to retain key employees of the acquired company or business;

•	Difficulties in combining previously separate companies or businesses into a single unit;

•	The substantial diversion of management's attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;

•
The discovery, after completion of the acquisition, of unanticipated liabilities assumed from the acquired company, business or assets, such that we cannot realize the anticipated value of the acquisition;

•	Difficulties related to integrating the products of an acquired company or business in, for example, distribution, engineering, licensing models or customer support areas;

•	Unanticipated costs;

•	Customer dissatisfaction with existing license agreements with us, possibly dissuading customers from licensing or buying products acquired by us after the expiration date of the existing license; or

•	The failure to understand and compete effectively in markets where we have limited experience.
In a number of our completed acquisitions, we have agreed to make future payments, either in the form of employee retention bonuses or contingent purchase price payments based on the performance of the acquired companies, businesses or the employees who joined us with the acquired companies or businesses. The performance goals pursuant to which these future payments may be made generally relate to the achievement by the acquired company or business, or by the employees who joined us with the acquired company or business, of certain specified bookings, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. We may continue to use contingent purchase price payments in connection with acquisitions in the future and while we expect to derive value from an acquisition in excess of such contingent payment obligations, we may be required to make certain contingent payments without deriving the anticipated value.
Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired company or business, grants of restricted stock, restricted stock units or stock options to employees of the acquired companies or businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of a material amount of debt. These arrangements may impact our liquidity, financial position and results of operations.
The competition in our industries is substantial, and we may not be able to continue to successfully compete in our industries.
The EDA industry, the commercial electronics engineering services industry and the IP industry are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results or financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive EDA products, integrate them into platforms and market them in a timely manner. We may not be able to compete successfully in these industries. Factors that could affect our ability to compete successfully include:

•
The development by others of competitive EDA products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;

•
Aggressive pricing competition by some of our competitors may cause us to lose our competitive position, which could result in lower revenues or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or hardware systems products;

•
The challenges of developing (or acquiring externally developed) technology solutions, including hardware and IP offerings, that are adequate and competitive in meeting the rapidly evolving requirements of next-generation design challenges;

•	The significant number of current and potential competitors in the EDA industry and the low cost of entry;

•	Intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price, or at all;

•	The combination of our EDA competitors or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually; and

•
Decisions by electronics manufacturers to perform engineering services or IP development internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity.

We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Berkeley Design Automation, Inc., Jasper Design Automation, Inc., Zuken Ltd. and many others offering "point solutions"), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, CEVA, Inc. and numerous smaller IP companies. During fiscal 2012, Synopsys acquired Magma Design Automation, Inc., EVE SA and Springsoft, Inc. We expect that Synopsys' integration of these companies' products into its product offerings will result in increased competitive pressures that could harm our business, results of operations or cash flows.

Warrant transactions associated with our convertible notes will, in certain circumstances, dilute the ownership interests of existing stockholders.
At the time of issuance of our convertible notes due in 2015, we entered into separate warrant transactions for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015. These warrants will be settled in net shares. Therefore, upon expiration of the warrants, we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If our stock price is above the warrants' strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. Additional risk factors related to our indebtedness are described below under "Risks Related to Our Securities and Indebtedness."
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% during fiscal 2013 and 57% during both fiscal 2012 and 2011. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the United States, or US, dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the US dollar, it takes more of the foreign currency to purchase the same amount of US dollars than before the change. If we price our products and services in the foreign currency, we receive fewer US dollars than we did before the change. If we price our products and services in US dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the US dollar, it takes more US dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may adversely impact our results of operations as expressed in US dollars.
Our stock price has been subject to fluctuations and may continue to be subject to fluctuations.
The market price of our common stock has experienced fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including, but not limited to:

•	Quarterly or annual operating or financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;

•	Changes in our forecasted bookings, revenue, earnings or operating cash flow estimates;

•	Market conditions in the IC, electronics systems and semiconductor industries;

•	Announcements of a restructuring plan;

•	Changes in management;

•	A gain or loss of a significant customer or market segment share;

•	Litigation; and

•	Announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
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

Competitive pressures may require us to change our pricing, which could have an adverse effect on our results of operations.
The highly competitive markets in which we do business can put pressure on us to reduce the prices of our products. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause sales and software license revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced license revenues resulting from lower prices could have an adverse effect on our results of operations.
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
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•	The adoption or expansion of government trade restrictions, including tariffs and other trade barriers;

•	Limitations on repatriation of earnings;

•	Limitations on the conversion of foreign currencies;

•	Reduced protection of intellectual property rights in some countries;

•	Performance of national economies;

•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements;

•	Inability to continue to offer competitive compensation in certain growing regions;

•	Differing employment practices and labor issues;

•	United States' and other governments' licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products; and

•
Variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other foreign currencies.

Some of our international research and development and other facilities are in parts of the world where there may be a greater risk of business interruption as a result of political instability, terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated because damage to or disruptions at our international research and development facilities could have a more significant adverse effect on our ability to develop new or improve existing products than other businesses that may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity, such as cyber hacking, the introduction of a virus into our computer systems or natural disasters near any of our international locations, could significantly interfere with our business operations.
In addition, internal controls, policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not prevent our employees, contractors or agents from violating or circumventing our policies and the laws and regulations applicable to our worldwide operations.
We depend upon our management team and key employees, and our failure to attract, train, motivate and retain management and key employees may make us less competitive and therefore harm our results of operations.
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and in other locations where we maintain facilities. In addition, competition for qualified personnel in the EDA, commercial electronics engineering services and IP industries has intensified. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
Developing EDA products and IP and integrating acquired technology into existing platforms is expensive, and these investments often require substantial time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain and improve our competitive position. However, we cannot ensure that we will receive significant, if any, revenue from these investments.
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

Intellectual property infringement claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. The risk of infringement and related indemnification claims associated with design IP products that are incorporated into a customer product broadly used by consumers, may be higher than the risk associated with our software products. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:

•	Pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;

•	Stop licensing products or providing services that use the challenged intellectual property;

•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	Redesign the challenged technology, which could be time consuming and costly, or not possible to accomplish.
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
Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secrets, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite the precautions we may take to protect our intellectual property, third parties have tried in the past, and may try in the future, to challenge, invalidate or circumvent these safeguards. Our patents and other intellectual property rights may not provide us with sufficient competitive advantages. Patents may not be issued on any of our pending applications and our issued patents may not be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights, or deter or prevent third parties from infringing or misappropriating our proprietary rights.
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
Occasionally, our customers file for bankruptcy or request to modify license terms. If our customers experience adversity in their business, they may delay or default on their payment obligations to us, file for bankruptcy or modify or cancel plans to license our products. For instance, if our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers' inability to fulfill payment obligations, in turn, may adversely affect our revenue and cash flow. Additionally, our customers have, in the past, sought, and may, in the future, seek, to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results. Because of the relatively high levels of volatility that continue to drive significant fluctuations in asset prices, as well as concern regarding high levels of leverage in sovereign and corporate debt, the capital and credit markets are volatile and unpredictable. If we were to seek funding from the capital or credit markets in response to any material level of customer defaults, we may not be able to secure funding on terms acceptable to us, or at all, which may have a material negative effect on our business.

If our security measures are breached, and an unauthorized party obtains access to customer data or our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation.
Our products and services involve the storage and transmission of our proprietary information and that of our customers. We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks or breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses cyber storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers.
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
We have significant operations outside the United States. As of December 28, 2013, approximately 70% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash, cash equivalents, future United States operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
Our investments include various money market funds and marketable debt securities, such as corporate debt securities, US Treasury securities, US government agency securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising US government debt level may cause a decrease in the purchasing power of the US dollar and adversely affect our investment portfolio. Furthermore, if there is a default or downgrade of US government or agency debt securities, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our liquidity, financial position, results of operations or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.

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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and continued to discuss these and other proposed accounting principles during fiscal 2013. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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
In recent fiscal years, we have initiated restructuring plans in an effort to decrease costs by reducing our workforce and by consolidating facilities. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.
Failure to obtain export licenses could harm our business by rendering us unable to ship products and transfer our technology outside of the United States.
We must comply with regulations of the United States and of certain other countries in shipping our products and transferring our technology outside the United States and to foreign nationals. Any significant future difficulty in complying could harm our business, operating results or financial condition.
Errors or defects in our products and services could expose us to liability and harm our business.
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:

•	Loss of customers;

•	Loss of market share;

•	Damage to our reputation;

•	Failure to attract new customers or achieve market acceptance;

•	Diversion of development resources to resolve the problem;

•	Loss of or delay in revenue;

•	Increased service costs; and

•	Liability for damages.
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

New conflict minerals regulations may cause us to incur additional expenses and may adversely impact our ability to conduct our business.

In August 2012, the SEC adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as "conflict minerals" in products. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or adjoining countries. In addition, these new rules could affect our ability to source certain materials used in our hardware products at competitive prices and could impact the availability of certain minerals used in the manufacture of our hardware products. Our customers may require that our hardware products be free of conflict minerals, and our revenues may be harmed if we are unable to procure conflict-free minerals at a reasonable price. We also expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to our hardware products, processes or sources of supply as a consequence of such disclosure and reporting requirements.
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
We have a substantial level of debt, and, as of December 28, 2013, we had the ability to borrow an additional $250.0 million under a revolving credit facility. As of December 28, 2013, we had total outstanding indebtedness with a principal balance of $350.0 million related to our 2.625% cash convertible senior notes due 2015, or the 2015 Notes.
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
Any outstanding loans drawn under our $250.0 million five-year senior secured revolving credit facility are payable on or before December 12, 2017. We have the option to increase the maximum borrowings on our credit facility up to an additional $150.0 million if our lenders approve our request. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. These financial covenants could limit our flexibility in conducting our business, and any borrowings outstanding under the credit facility could be accelerated if we fail to comply with these covenants.
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
Conversion of our 2015 Notes prior to the scheduled maturities of the notes may adversely affect our liquidity and financial condition.
Holders of our 2015 Notes may convert their notes into cash prior to the scheduled maturities if any of the conversion conditions for those notes are met. The 2015 Notes are convertible into cash only.
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended December 28, 2013, our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to December 28, 2013. As a result, the 2015 Notes are convertible into cash from December 29, 2013 through March 29, 2014, and we have classified our 2015 Notes as a current liability on our consolidated balance sheet as of December 28, 2013.
So long as the 2015 Notes are outstanding, we will assess whether this conversion condition has been met at the end of each fiscal quarter. If a conversion condition is met in any future fiscal quarter, we will classify our 2015 Notes as a current liability on our consolidated balance sheet as of the end of that fiscal quarter.
If one or more of the 2015 Note holders elect to convert their notes at a time when the conversion conditions have been met, we would be required to settle the converted principal and the conversion value through payment of cash earlier than the contractual maturity, which could adversely affect our liquidity and financial condition.
At the option of the holders of the 2015 Notes, under certain circumstances we may be required to repurchase the 2015 Notes in cash.
Under the terms of the 2015 Notes, we may be required to repurchase the 2015 Notes following a "fundamental change" in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the 2015 Notes. The repurchase price for the 2015 Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company. Payment of the notes prior to their scheduled maturities could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.
Hedge and warrant transactions entered into in connection with the issuance of the 2015 Notes may affect the value of our common stock.
We entered into hedge transactions with various financial institutions, at the time of issuance of the 2015 Notes, with the objective of limiting our exposure to the additional cash payments above the principal amount upon conversion of the 2015 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions associated with the 2015 Notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2015 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the amount of cash that 2015 Notes holders will receive upon conversion of the 2015 Notes.
We are subject to the risk that the hedge participants fail to fulfill their obligations under the 2015 Notes hedge transactions.
If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of December 28, 2013. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

Rating agencies may provide unsolicited ratings on the 2015 Notes that could reduce the market value or liquidity of our 2015 Notes or our common stock.
We have not requested a rating of the 2015 Notes from any rating agency, and we do not anticipate that the 2015 Notes will be rated. However, if one or more rating agencies independently elects to rate the 2015 Notes and assigns the 2015 Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the 2015 Notes, as the case may be, and our common stock could be harmed. Should a decline occur in the market price of the 2015 Notes, as compared to the price of our common stock, the decline may trigger the right of the holders of the 2015 Notes to convert such notes into cash, as applicable.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of December 28, 2013, the total square footage of our owned buildings was approximately 965,000.
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

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price
Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have never declared or paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As described in Note 3 of the notes to consolidated financial statements, our revolving credit facility restricts certain payments, including dividends and share repurchases. As of February 1, 2014, we had approximately 752 registered stockholders and approximately 33,622 beneficial owners of our common stock.
The following table sets forth the high and low sales prices for Cadence common stock for each fiscal quarter in the two-year period ended December 28, 2013:

2013	High	Low
Fourth Quarter	$14.72	$12.55
Third Quarter	15.96	13.13
Second Quarter	15.32	12.33
First Quarter	14.81	12.57

2012
Fourth Quarter	$13.61	$11.61
Third Quarter	13.79	10.83
Second Quarter	12.16	9.73
First Quarter	12.60	9.84

Stockholder Return Performance Graph

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on January 3, 2009 and tracks it through December 28, 2013.

	1/3/2009	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013

Cadence Design Systems, Inc.	100.00	155.99	215.10	270.83	350.00	362.76
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
S&P 400 Information Technology	100.00	150.57	193.00	169.28	191.66	245.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. As described in Note 3 in the notes to consolidated financial statements, our revolving credit facility restricts certain payments, including share repurchases. We did not repurchase any shares under these repurchase programs during fiscal 2013, and $814.4 million remained under our repurchase authorizations as of December 28, 2013.
The following table presents repurchases and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 28, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
September 29, 2013 – November 2, 2013	9,271	$14.21	—	$814.4
November 3, 2013 – November 30, 2013	21,748	$12.67	—	$814.4
December 1, 2013 – December 28, 2013	14,293	$13.82	—	$814.4
Total	45,312	$13.35	—
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

	Five fiscal years ended December 28, 2013
	2013	2012	2011	2010	2009
	(In millions, except per share amounts)
Revenue(1)	$1,460.1	$1,326.4	$1,149.8	$936.0	$852.6
Income (loss) from operations (1)	189.0	211.7	120.4	(29.0)	(123.6)
Net income (loss) (1) (2) (3)	164.2	439.9	72.2	126.5	(149.9)
Net income (loss) per share-diluted (1) (2) (3)	0.56	1.57	0.27	0.48	(0.58)
Total assets	2,428.6	2,287.0	1,761.3	1,732.1	1,410.6
Convertible notes	324.8	447.0	426.0	549.7	436.0
Stockholders' equity	1,156.1	915.2	411.1	276.7	108.4
_________________
(1) We adopted new revenue recognition accounting standards on January 2, 2011 for revenue arrangements that include both hardware and software elements. For an additional description of our revenue recognition policy, see Note 2 in the notes to consolidated financial statements.
(2) During fiscal 2010, we recorded a $147.9 million benefit for income taxes due to the effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002. During fiscal 2010, we also recognized a $66.7 million benefit for income taxes due to the release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with our acquisition of Denali Software, Inc., or Denali.
(3) During fiscal 2012, we recorded a $219.6 million benefit for income taxes due to the release of a substantial portion of the remaining United States deferred tax asset valuation allowance and a $36.7 million benefit for income taxes due to the effective settlement of the State of California Franchise Tax Board examination of our California income tax returns for the tax years 2001 through 2003. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.

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

Business Overview
We develop solutions that our customers use to design increasingly small and complex integrated circuits, or ICs, and electronic devices. Our solutions are designed to help our customers reduce the time to bring an IC or electronic device to market and to reduce their design,development and manufacturing costs. Our product offerings include EDA software, emulation hardware and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. We provide maintenance for our hardware, software and IP product offerings. We also provide engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP, which help our customers manage and accelerate their electronics product development processes.
During fiscal 2013, we acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units, and Cosmic Circuits Private Limited, or Cosmic, a privately held provider of intellectual property used in system-on-chip design. These acquisitions, along with other acquired technology and internal development, expanded our design IP offering, enabling us to offer customized IP as well as broader analog and mixed signal IP solutions to our customers.
Substantially all of our business is generated from semiconductor and electronics systems companies that deliver a wide range of electronics products in a number of market segments. The renewal of many of our customer contracts, and the decisions for new purchases are dependent upon our customers' commencement of new design projects. As a result, our business is significantly influenced by our customers' business outlook and investment in new designs and products.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under "Results of Operations" and "Liquidity and Capital Resources."

Critical Accounting Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. We believe that the assumptions, judgments and estimates involved in the accounting for income taxes, revenue recognition, business combinations, intangible asset and goodwill impairments and fair value of financial instruments have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 in the notes to consolidated financial statements.
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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. To make this judgment, we must make predictions of the amount and category of taxable income from various sources and weigh all available positive and negative evidence about these possible sources of taxable income. We give greater weight to evidence that can be objectively verified. For the year ended December 28, 2013, we judged that our history of operating profits in the United States, and our expectations of future profits, considering our software ratable revenue recognition model and ending backlog of revenue as of December 28, 2013, were sufficient positive evidence to determine that a significant portion of our United States deferred tax assets is more likely than not to be realized in future years. However, if in the future, we determine that we no longer meet the realization threshold for some or all of our deferred tax assets then we would need to establish a valuation allowance that could result in a material provision for income taxes in the period such determination is made. For an additional description of the valuation allowance, see Note 6 in the notes to consolidated financial statements.
We only recognize the tax benefit of an income tax position if we judge that it is more likely than not that the tax position will be sustained, solely on its technical merits, in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If we judge that an income tax position meets this recognition threshold, then we must measure the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% cumulative probability of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. To determine when a tax position is effectively settled, we must estimate the likelihood that a taxing authority would re-review a tax position after a tax examination has otherwise been completed. We must also determine when it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease in the 12 months after each fiscal year-end. These judgments are difficult because a taxing authority may change its behavior as a result of our disclosures in our financial statements or for other reasons. In addition, we are required by the IRS to disclose uncertain tax positions taken on our federal tax returns. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, the lapse of applicable statute of limitations, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. For additional descriptions of our unrecognized tax benefits, see Note 6 in the notes to consolidated financial statements.
Revenue Recognition
We begin to recognize revenue when all of the following criteria are met:

•	We have persuasive evidence of an arrangement with a customer;

•	Delivery has occurred;

•	The fee for the arrangement is considered to be fixed or determinable at the outset of the arrangement; and

•	Collectibility of the fee is probable.
Significant judgment is involved in the determination of whether the facts and circumstances of an arrangement support that the fee for the arrangement is considered to be fixed or determinable and that collectibility of the fee is probable, and these judgments can affect the amount of revenue that we recognize in a particular reporting period. For installment contracts that do not include a substantial up-front payment, we consider a fee to be fixed or determinable only if the arrangement has payment periods that are less than or equal to the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. If we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material adverse effect on our results of operations.
We must also make these judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. We have established a history of collecting under contracts for which the fee has been assessed as fixed or determinable, without providing concessions on payments, products or services.
Generally, we are able to estimate whether collection is probable, but significant judgment is applied as we assess the creditworthiness of our customers to make this determination. Key external and internal factors are considered in developing our creditworthiness assessment, including public information, historical and current financial statements and past collection history. If our experience were to change, it could have a material adverse effect on our results of operations. If, in our judgment, collection of a fee is not probable, we do not record revenue until the uncertainty is removed, which is generally upon receipt of cash payment.

In general, revenue associated with term and subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. In general, product revenue associated with term and perpetual licenses where vendor specific objective evidence, or VSOE, exists for the undelivered maintenance is recognized up-front, upon the later of the effective date of the arrangement or delivery of the software product, provided all other conditions for revenue recognition have been met, and maintenance revenue is recognized ratably over the maintenance term. A relatively small percentage of our revenue from software licenses is recognized on an up-front basis.
Our hardware products generally include the hardware product and its related essential software, and maintenance for the hardware and the essential software. Consideration allocated to the hardware product and the essential software is recognized as revenue at the time of delivery, provided all other conditions for revenue recognition have been met. Consideration allocated to the maintenance is recognized ratably over the maintenance term.
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
If a group of contracts is so closely related that they are, in effect, part of a single arrangement, such arrangements are deemed to be an MEA. We exercise significant judgment to evaluate the relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Our judgments about whether a group of contracts is an MEA can affect the timing of revenue recognition under those contracts, which could have an effect on our results of operations for the periods involved. For example, a term or perpetual license agreement that would otherwise result in up-front revenue upon delivery may be deemed part of an MEA when it is executed within close proximity, or in contemplation of, other license agreements that require ratable revenue recognition with the same customer, in which event all the revenue is recognized over the longest term of any component of the MEA instead of up front.
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

Business Combinations
When we acquire businesses, we allocate the purchase price to the acquired tangible assets and assumed liabilities, including deferred revenue, liabilities associated with the fair value of contingent consideration and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair values of these acquired assets and assumed liabilities, especially with respect to intangible assets and goodwill. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an acquired business is expected to generate in the future, the cash flows that specific assets acquired with that business are expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made to the acquired assets and assumed liabilities. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to adjust the value allocated to acquired assets or assumed liabilities.
We also make significant judgments and estimates when we assign useful lives to the definite lived intangible assets identified as part of our acquisitions. These estimates are inherently uncertain and if we used different estimates, the useful life over which we amortize intangible assets would be different. In addition, unanticipated events and circumstances may occur that may impact the useful life assigned to our intangible assets, which would impact our amortization of intangible assets expense and our results of operations.
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
We test goodwill for impairment annually, or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The test is performed at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. We operate as a single reporting unit. The fair value of the reporting unit is estimated and if the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of the impairment loss.
We completed our annual goodwill impairment test during the third quarter of fiscal 2013 and determined that the fair value of our single reporting unit substantially exceeded the carrying amount of our net assets and that no impairment existed.
Fair Value of Financial Instruments
On a quarterly basis, we measure at fair value certain financial assets and liabilities, including the hedge and embedded conversion derivative associated with our 2.625% Cash Convertible Senior Notes Due 2015.
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

Results of Operations
Financial results for fiscal 2013, as compared to fiscal 2012 and 2011, reflect the following:

•
An increase in our product and maintenance revenue, primarily because of increased business levels, increased revenue recognized from bookings in prior periods, incremental revenue from the license of the IP that we acquired as part of our fiscal 2013 acquisitions and incremental revenue from our fiscal 2012 acquisition;

•	An increase in employee-related costs, including incremental costs related to employees added from our fiscal 2013 and 2012 acquisitions and costs related to hiring additional employees;

•	An increase in stock-based compensation;

•	An increase in restructuring charges due to restructuring activities during fiscal 2013;

•	An increase in amortization of acquired intangibles resulting from our fiscal 2013 and 2012 acquisitions; and

•
A decrease in the benefit for income taxes in fiscal 2013 as compared to the benefit for income taxes recognized in fiscal 2012 that resulted from the release of a significant portion of our United States valuation allowance and from the effective settlement of a California Franchise Tax Board, or FTB, examination of our tax returns.

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2013, 2012 and 2011 were 52-week years, while fiscal 2014 will be a 53-week year, which will impact revenue and expenses during the fourth quarter of fiscal 2014.
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our emulation hardware technology, providing maintenance for our software, hardware and IP, providing engineering services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, hardware and IP products in the bookings executed in any given period and whether the revenue for such bookings is recognized over multiple periods or up front, upon completion of delivery.
We seek to achieve a consistent mix of bookings with approximately 90% of the aggregate value of our bookings of a type for which the revenue is recurring in nature, and the remainder of the resulting revenue recognized up-front, upon completion of delivery. Our ability to achieve this bookings mix in any single fiscal period may be impacted primarily by hardware sales, because revenue for hardware sales is generally recognized up front in the period in which delivery is completed.
Approximately 90% of the aggregate value of our bookings during fiscal 2013, 2012 and 2011 was of a type for which the revenue is recurring in nature.
We believe our reported revenue and the amount of revenue recognized in future periods will depend on, among other things, the:

•	Competitiveness of our new technology; and

•	Size, duration, timing, terms and type of:

•	Contract renewals with existing customers;

•	Additional sales to existing customers; and

•	Sales to new customers.

Revenue Mix
We have formulated a design solution strategy that combines our design technologies, including our software, hardware and IP offerings, into various product categories, as described below:
Functional Verification, including Emulation Hardware and IP: Products in this group, including the Incisive functional verification platform, are used to verify that the high-level, logical representation of an IC design is functionally correct, and for verification at the system and SoC levels. Our emulation hardware products, VIP products, memory sub-system models, and design IP products are also included in this product group. Revenue related to our fiscal 2013 acquisitions is included in this product group.
Custom IC Design: Our custom design products, including the Virtuoso custom design platform, are used to create ICs that must be designed at the transistor level, including analog, mixed signal, custom digital, memory and RF designs. Included in this group are specialized verification products that simulate the operation of the design prior to manufacturing.
Digital IC Design and Signoff: Products in this group, including the Encounter digital IC design platform, are used to create and verify designs in conjunction with our functional verification capabilities, create a physical representation of logic models, and ultimately, produce the detailed design information describing how the IC will be manufactured. The final product of the design flow is a file that describes the various photomasks which are used to manufacture the IC.
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
Revenue by Year
During fiscal 2013, we combined product and maintenance revenue into a single caption on the consolidated income statements because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. We reclassified prior period product and maintenance revenue balances to conform to the current year presentation.
The following table shows our revenue for fiscal 2013, 2012 and 2011 and the change in revenue between years:

				Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(In millions, except percentages)
Product and maintenance	$1,357.9	$1,212.4	$1,033.1	$145.5	12%	$179.3	17%
Services	102.2	114.0	116.7	(11.8)	(10)%	(2.7)	(2)%
Total revenue	$1,460.1	$1,326.4	$1,149.8	$133.7	10%	$176.6	15%
Product and maintenance revenue increased during fiscal 2013, as compared to fiscal 2012, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and incremental revenue recognized from our fiscal 2013 and 2012 acquisitions. Services revenue decreased during fiscal 2013, as compared to fiscal 2012, primarily because of the redeployment, primarily during fiscal 2012, of certain of our design services engineers to internal research and development projects related to our design IP activities.
Product and maintenance revenue increased during fiscal 2012, as compared to fiscal 2011, primarily because of increased business levels, an increase in revenue related to the sale and lease of our hardware products and increased revenue recognized from bookings in prior periods. Services revenue decreased during fiscal 2012, as compared to fiscal 2011, primarily because certain of our design services engineers were redeployed to internal research and development projects and to assist with pre-sales activities.
While the macro-environment remains challenging, we expect product and maintenance revenue will increase during fiscal 2014 due to increases in revenue from our software and IP products.

No one customer accounted for 10% or more of total revenue during fiscal 2013, 2012 or 2011.
Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and services during fiscal 2013, 2012 and 2011:

	2013	2012	2011
Functional Verification, including Emulation Hardware and IP	29%	30%	30%
Custom IC Design	25%	23%	22%
Digital IC Design and Signoff	23%	23%	22%
System Interconnect Design	10%	9%	9%
Design for Manufacturing	6%	6%	7%
Services	7%	9%	10%
Total	100%	100%	100%
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
The changes in the percentage of revenue contributed by the custom IC design product group for the years presented are primarily related to increased business levels during fiscal 2013.
Revenue by Geography

				Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(In millions, except percentages)
United States	$648.7	$567.6	$489.4	$81.1	14%	$78.2	16%
Other Americas	22.9	23.0	25.1	(0.1)	—%	(2.1)	(8)%
Europe, Middle East and Africa	303.6	262.4	234.9	41.2	16%	27.5	12%
Japan	195.8	218.7	204.4	(22.9)	(10)%	14.3	7%
Asia	289.1	254.7	196.0	34.4	14%	58.7	30%
Total revenue	$1,460.1	$1,326.4	$1,149.8	$133.7	10%	$176.6	15%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies, primarily the Japanese yen, and we recognize reduced revenue from those contracts in periods when the Japanese yen weakens in value against the United States dollar and additional revenue from those contracts in periods when the Japanese yen strengthens against the United States dollar. Revenue for Japan was impacted by a weaker Japanese yen during fiscal 2013 as compared to fiscal 2012. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk."
Revenue for Japan decreased during fiscal 2013, as compared to fiscal 2012, primarily due to business conditions facing our Japanese customers and the weaker Japanese yen. For the primary factors contributing to our increase in revenue in other geographies, see the general description under "Revenue by Year," above.

Revenue by Geography as a Percent of Total Revenue

	2013	2012	2011
United States	44%	43%	43%
Other Americas	2%	2%	2%
Europe, Middle East and Africa	21%	20%	20%
Japan	13%	16%	18%
Asia	20%	19%	17%
Total	100%	100%	100%

Cost of Revenue

				Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(In millions, except percentages)
Product and maintenance	$132.2	$118.5	$113.7	$13.7	12%	$4.8	4%
Services	68.0	72.6	81.5	(4.6)	(6)%	(8.9)	(11)%
Total cost of revenue	$200.2	$191.1	$195.2	$9.1	5%	$(4.1)	(2)%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2013, 2012 and 2011:

	2013	2012	2011
Product and maintenance	10%	10%	11%
Services	67%	64%	70%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our hardware and licensing of our software and IP products, certain employee salary, benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, as well as the costs of technical documentation and royalties payable to third-party vendors. Costs associated with our hardware products include materials, assembly and overhead. These additional hardware manufacturing costs make our cost of hardware product higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance for fiscal 2013, 2012 and 2011 is as follows:

				Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(In millions, except percentages)
Product and maintenance-related costs	$108.2	$105.0	$103.2	$3.2	3%	$1.8	2%
Amortization of acquired intangibles	24.0	13.5	10.5	10.5	78%	3.0	29%
Total cost of product and maintenance	$132.2	$118.5	$113.7	$13.7	12%	$4.8	4%

Cost of product and maintenance depends primarily upon hardware product sales in any given period, employee salary, benefits and other employee-related costs, and also upon the timing and extent to which we acquire intangible assets, acquire or license third-parties' intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.
The changes in product and maintenance-related costs were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Hardware costs	$7.1	$0.5
Salary, benefits and other employee-related costs	(4.5)	1.1
Other items	0.6	0.2
	$3.2	$1.8
Hardware costs increased during fiscal 2013, as compared to fiscal 2012, due to a higher volume of hardware products sold. Profit margins can fluctuate from period to period depending upon, among other things, the mix of software, hardware, and IP revenue and the cost of product associated with particular sales agreements. Profit margins on our hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle. Profit margins on our hardware products decreased during fiscal 2013, as compared to fiscal 2012. We expect lower profit margins on the sale of our hardware products during fiscal 2014, as compared to fiscal 2013, primarily because our emulation hardware products will be in the fourth year of their product life cycle.
Salary, benefits and other employee-related costs decreased during fiscal 2013, as compared to fiscal 2012, primarily due to redeployment of certain customer support employees to sales support roles.
Amortization of acquired intangibles included in cost of product and maintenance increased during fiscal 2013, as compared to fiscal 2012, and during fiscal 2012, as compared to fiscal 2011, primarily due to the increase in amortization of intangible assets associated with our fiscal 2013 and 2012 acquisitions. We expect amortization of acquired intangibles to increase for fiscal 2014, as compared to fiscal 2013, primarily due to amortization of intangible assets recorded in connection with our fiscal 2013 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 5 of the notes to consolidated financial statements.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. The decrease of $4.6 million in cost of services during fiscal 2013, as compared to fiscal 2012, was primarily due to lower variable compensation and a decrease in the use of consulting services.
Cost of services decreased by $8.9 million during fiscal 2012, as compared to fiscal 2011, primarily due to a decrease in employee salary, benefits and other employee-related costs. Certain of our design services engineers were redeployed to internal research and development projects or to assist with pre-sales activities, resulting in lower cost of services expense.
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, foreign exchange rates and the impact of our variable compensation programs that are driven by overall operating results.
Our employee salary and other compensation-related costs increased during fiscal 2013, as compared to fiscal 2012, and during fiscal 2012, as compared to fiscal 2011, primarily due to incremental costs related to employees added from our fiscal 2013 and 2012 acquisitions and hiring additional employees for our research and development and sales activities.
We expect our operating expenses to generally increase during fiscal 2014, as compared to fiscal 2013, primarily because fiscal 2014 will include a full year of operating expenses for additional employees added through our fiscal 2013 acquisitions, fiscal 2013 hiring of research and development and sales personnel and due to expected hiring during fiscal 2014.

Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk."
Our operating expenses for fiscal 2013, 2012 and 2011 were as follows:

				Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(In millions, except percentages)
Marketing and sales	$378.2	$342.3	$323.8	$35.9	10%	$18.5	6%
Research and development	534.0	454.1	400.7	79.9	18%	53.4	13%
General and administrative	121.3	112.1	92.9	9.2	8%	19.2	21%
	$1,033.5	$908.5	$817.4	$125.0	14%	$91.1	11%
Our operating expenses, as a percentage of total revenue, for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Marketing and sales	26%	26%	28%
Research and development	37%	34%	35%
General and administrative	8%	8%	8%
Operating expenses	71%	68%	71%

Marketing and Sales
The changes in marketing and sales expense were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Salary, benefits and other employee-related costs	$26.0	$18.4
Stock-based compensation	5.4	(0.2)
Professional services	2.9	0.1
Executive and other severance	0.5	(3.1)
Other items	1.1	3.3
	$35.9	$18.5
The increase in salary, benefits and other employee-related costs during fiscal 2013, as compared to fiscal 2012, and fiscal 2012, as compared to fiscal 2011, is primarily due to the addition of employees from our fiscal 2013 and 2012 acquisitions and hiring of sales and marketing personnel.

Research and Development
 The changes in research and development expense were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Salary, benefits and other employee-related costs	$57.7	$46.8
Stock-based compensation	11.5	3.0
Facilities and other infrastructure costs	8.1	(0.4)
Professional services	0.2	5.1
Executive and other severance	—	(2.2)
Other items	2.4	1.1
	$79.9	$53.4
The increase in salary, benefits and other employee-related costs during fiscal 2013, as compared to fiscal 2012, was primarily due to incremental costs related to employees added from our fiscal 2013 and 2012 acquisitions and hiring of research and development personnel. Our research and development expense also increased during fiscal 2013, as compared to fiscal 2012, due to an increase in facilities and other infrastructure costs to accommodate additional employees.
The increase in salary, benefits and other employee-related costs during fiscal 2012, as compared to fiscal 2011, is primarily due to hiring additional employees for our research and development activities, the addition of employees through our fiscal 2012 acquisition, costs associated with design services engineers redeployed to internal research and development projects and higher variable compensation resulting from improved business levels. Our research and development expense also increased during fiscal 2012, as compared to fiscal 2011, due to an increase in professional engineering services costs related to the continuing development of our products and technologies.
General and Administrative
The changes in general and administrative expense were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Professional services	$6.5	$4.2
Salary, benefits and other employee-related costs	3.0	8.7
Stock-based compensation	1.1	1.5
Net reductions in recoveries of allowance for doubtful accounts	(0.3)	6.8
Other items	(1.1)	(2.0)
	$9.2	$19.2
General and administrative expense for fiscal 2013, as compared to fiscal 2012, increased primarily due to an increase in professional services costs resulting from services rendered in connection with our fiscal 2013 acquisitions and an increase in salary, benefits and other employee-related costs resulting from additional employees added from our fiscal 2013 and 2012 acquisitions.

We recorded net recoveries of our allowance for doubtful accounts of $6.6 million during fiscal 2011 because we collected certain receivables that previously had been included in our allowance for doubtful accounts. These recoveries resulted in reductions in our general and administrative expense during fiscal 2011 and, as a result, our general and administrative expense increased for fiscal 2012. We had previously recorded reserves for certain customers based on our assessment of collectibility for those customers. The principal factor for the assessment at that time was a general deterioration of economic conditions having a significant impact on certain customers. These customers' business prospects eventually improved, and we were able to collect the majority of those receivables that had previously been reserved, resulting in recoveries of previously reserved bad debts.
Stock-based Compensation
Stock-based compensation expense is recorded within the various components of our costs and expenses. Stock-based compensation expense increased $18.7 million during fiscal 2013, as compared to fiscal 2012, because of an increase in restricted stock outstanding, higher grant-date fair values and the assumption of certain unvested options related to one of our fiscal 2013 acquisitions. Stock-based compensation expense increased $4.0 million during fiscal 2012, as compared to fiscal 2011, because of an increase in restricted stock outstanding and higher grant date fair values.
We expect stock-based compensation to increase during fiscal 2014, as compared to fiscal 2013, because we expect that new awards granted during fiscal 2014 will have higher grant date fair values compared to grants made in previous years and because expenses recorded for awards vesting during fiscal 2014 originate primarily from stock awards granted in recent years, which generally have higher grant date fair values than awards that vested during fiscal 2013.
Amortization of Acquired Intangibles

				Change
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
	(In millions, except percentages)
Amortization of acquired intangibles	$19.4	$15.1	$16.5	$4.3	28%	$(1.4)	(8)%

The changes in amortization of acquired intangibles were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Increase due to additions of acquired intangibles	$7.0	$0.6
Decrease due to completed amortization of acquired intangibles	(2.7)	(2.0)
	$4.3	$(1.4)
We expect amortization of acquired intangibles to increase during fiscal 2014, as compared to fiscal 2013, as a result of intangible assets acquired in connection with our fiscal 2013 acquisitions.

Restructuring and Other Charges
We have initiated various restructuring plans, with the most recent taking place during fiscal 2013, to better align our resources with our business strategy. For an additional description of these restructuring plans, see Note 12 in the notes to consolidated financial statements.
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
The following table presents restructuring and other charges (credits) for our restructuring plans:

	Severance and Benefits	Excess Facilities	Other	Total
	(In millions)
Fiscal 2013	$17.6	$0.1	$0.3	$18.0
Fiscal 2012	—	0.1	—	0.1
Fiscal 2011	(0.9)	1.3	—	0.4
Restructuring and other charges recorded during fiscal 2013 consisted primarily of costs for severance and termination benefits related to our restructuring activities initiated during fiscal 2013. Restructuring and other charges (credits) recorded during fiscal 2012 and 2011 consisted primarily of adjustments to previous estimates of restructuring liabilities.
Interest Expense

	2013	2012	2011
	(In millions)
Contractual cash interest expense:
2011 Notes	$—	$—	$2.0
2013 Notes	2.1	2.1	2.1
2015 Notes	9.2	9.2	9.2
Revolving credit facility	1.1	—	—
Amortization of debt discount:
2011 Notes	—	—	6.8
2013 Notes	6.4	6.3	5.9
2015 Notes	16.0	14.8	13.7
Amortization of deferred financing costs:
2011 Notes	—	—	0.7
2013 Notes	0.4	0.4	0.4
2015 Notes	2.2	1.9	1.9
Other	0.2	—	0.3
Total interest expense	$37.6	$34.7	$43.0
We expect interest expense to decrease during fiscal 2014, as compared to fiscal 2013, due to the repayment of our 2013 Notes during December of fiscal 2013.

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for fiscal 2013, 2012 and 2011:

	2013	2012	2011
	(In millions, except percentages)
Provision (benefit) for income taxes	$(5.2)	$(251.7)	$23.2
Effective tax rate	(3.3)%	(133.7)%	24.3%
Our benefit for income taxes for the fiscal year ended December 28, 2013 primarily consisted of the following:

•	Tax benefit of $33.7 million related to the release of an uncertain tax position from a previous business combination and the release of related interest and penalties; and

•	Tax benefit of $12.8 million for the retroactively enacted fiscal 2012 federal research tax credit and for the fiscal 2013 research tax credit;
which were partially offset by:

•	Federal, state and foreign tax expense on our fiscal 2013 income, and tax expense related to integrating our fiscal 2013 acquisitions.
The tax law that retroactively extended the United States federal research tax credit from January 1, 2012 through December 31, 2013 was enacted in January 2013. Because the law was enacted during our fiscal 2013, we included the tax benefit of the fiscal 2012 federal research tax credit in our fiscal 2013 financial results.
Our benefit for income taxes for fiscal 2012 primarily consisted of the following:

•	Tax benefit from the release of year-end valuation allowance of $219.6 million against our United States deferred tax assets;

•	Tax benefit of $36.7 million from the effective settlement of the State of California FTB's examination of our tax returns from 2001 through 2003;

•	Tax benefit from the release of $14.8 million of valuation allowance against our United States deferred tax assets due to the acquisition of intangible assets held by Sigrity during fiscal 2012;
which were partially offset by;

•	Tax expense related to certain of our foreign subsidiaries; and

•	Excess tax benefit from employee stock compensation that was allocated to equity.
Our fiscal 2012 release of the valuation allowance was based on our determination that the magnitude and history of our United States income, our achievement of a consistent multi-year history with approximately 90% of the aggregate value of our bookings being of a type for which revenue is recurring in nature, and our ending backlog of future revenue for the year ended December 29, 2012 provided us an objective source of future revenues that allowed us to more heavily weigh our projections of future income and collectively provided us with sufficient positive evidence that it is more likely than not that we will realize a significant amount of our United States deferred tax assets. We maintained a valuation allowance of $74.3 million on certain of our deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that we considered uncertain.
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
The tax law that authorized the United States federal research tax credit expired on December 31, 2013. Unless a new tax law reinstates the federal research tax credit, then we will not include the benefit of the federal research tax credit in our tax provision calculations for fiscal 2014. The fiscal 2013 federal research tax credit was approximately $6.9 million. We expect to have a provision for income taxes in fiscal 2014.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of			Change
	December 28, 2013	December 29, 2012	December 31, 2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Cash, cash equivalents and short-term investments	$633.0	$827.1	$604.6	$(194.1)	$222.5
Net working capital	$72.9	$174.0	$48.6	$(101.1)	$125.4
Cash, Cash Equivalents and Short-term Investments
As of December 28, 2013, our principal sources of liquidity consisted of $633.0 million of cash, cash equivalents and short-term investments, as compared to $827.1 million as of December 29, 2012.
During fiscal 2013, we used $392.8 million of our cash and cash equivalents for our fiscal 2013 acquisitions. We used an additional $144.6 million of our cash and cash equivalents to pay the remaining balance of the 2013 Notes and the 2023 Notes. These uses of cash and cash equivalents, partially offset by $367.6 million of cash generated from our operating activities, resulted in a decrease in our cash, cash equivalents and short-term investments balance as of December 28, 2013, as compared to December 29, 2012. During fiscal 2013, we used the cash generated from our operating activities and utilized our revolving credit facility to meet our working capital requirements and to maintain adequate liquidity.
Our primary sources of cash, cash equivalents and short-term investments during fiscal 2013 and 2012 were customer payments for products, maintenance and services, and, during fiscal 2013, borrowings under our revolving credit facility. We also received cash from stock purchases under our ESPP and from the exercise of stock options.
Our primary uses of cash, cash equivalents and short-term investments during fiscal 2013 and 2012 were payments relating to our fiscal 2013 and 2012 acquisitions, salaries, benefits, other employee-related costs and other operating expenses. During fiscal 2013, we also used cash to pay the remaining balance of the 2013 Notes, the 2023 Notes and for payments of borrowings under our revolving credit facility.
Approximately 70% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of December 28, 2013. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes, including the unrecognized tax liability for indefinitely reinvested foreign earnings, see Note 6 in the notes to consolidated financial statements.
During fiscal 2012, we began to maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of December 28, 2013. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part I, Item 1A, "Risk Factors."
During fiscal 2012, we also entered into a $250 million five-year senior secured revolving credit facility. Borrowings under the credit facility may be used to finance working capital, capital expenditures, acquisitions and other business purposes. Any outstanding loans drawn under the credit facility are payable on or before December 12, 2017. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens and make certain investments, asset dispositions and restricted payments. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1. For an additional description of this revolving credit facility see Note 3 in the notes to consolidated financial statements.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases, if any, for at least the next 12 months.

Net Working Capital
The changes in net working capital were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
(Decrease) increase in cash and cash equivalents	$(190.1)	$124.8
(Increase) in accounts payable and accrued liabilities	(45.3)	(5.5)
(Increase) decrease in current portion of deferred revenue	(4.2)	44.6
(Decrease) increase in short-term investments	(3.9)	97.7
(Decrease) increase in prepaid expenses and other	(3.7)	62.8
Increase (decrease) in receivables, net	9.8	(39.0)
Increase (decrease) in inventories	14.1	(7.1)
Decrease (increase) in convertible notes	122.2	(153.0)
Other items	—	0.1
	$(101.1)	$125.4
The increase in accounts payable and accrued liabilities is primarily due to the timing of payments to our vendors and an increase in accrued salary, benefits and other employee-related costs resulting from employees added from our fiscal 2013 and 2012 acquisitions. The decrease in convertible notes relates to the payment of our 2013 Notes and 2023 Notes during fiscal 2013.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2013, 2012 and 2011 were as follows:

				Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Cash provided by operating activities	$367.6	$316.0	$240.3	$51.6	$75.7
The changes in cash flows from operating activities were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Net income, net of non-cash related gains and losses	$(6.6)	$138.5
Changes in operating assets and liabilities, net of effect of acquired businesses	58.2	(62.8)
	$51.6	$75.7
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.
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
We expect to pay an additional $14.2 million related to our previous restructuring activities, primarily for payments related to accrued severance and termination benefits.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities
Cash flows from investing activities during fiscal 2013, 2012 and 2011 were as follows:

				Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Cash used for investing activities	$(426.9)	$(201.2)	$(56.5)	$(225.7)	$(144.7)
The changes in cash flows from investing activities were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$(326.4)	$(22.4)
Purchases of property, plant and equipment	(9.0)	(4.5)
Proceeds from the sale of long-term investments	6.2	(9.7)
Purchases of available-for-sale securities	9.5	(121.2)
Proceeds from the sale and maturity of available-for-sale securities	93.8	12.7
Other items	0.2	0.4
	$(225.7)	$(144.7)
Cash paid in business combinations and asset acquisitions relates to our fiscal 2013 and 2012 acquisitions. For an additional description of the acquisitions completed during fiscal 2013 and 2012, see Note 4 in the notes to consolidated financial statements.
During fiscal 2012, we began to maintain an investment portfolio of approximately $100 million in marketable debt securities. The proceeds from, purchases of and maturities of available-for-sale securities are primarily related to normal purchases, sales and maturities of the debt securities included in this investment portfolio.
We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.

Cash Flows from Financing Activities
Cash flows from financing activities during fiscal 2013, 2012 and 2011 were as follows:

				Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In millions)
Cash provided by (used for) financing activities	$(116.3)	$15.8	$(144.8)	$(132.1)	$160.6
The changes in cash flows from financing activities were due to the following:

	Change
	2013 vs. 2012	2012 vs. 2011
	(In millions)
Payment of convertible notes	(144.6)	150.0
Proceeds from issuance of common stock	10.0	13.0
Tax effect related to employee stock transactions allocated to equity	3.0	0.5
Principal payments on receivable financing	3.3	0.1
Stock received for payment of employee taxes on vesting of restricted stock	(4.4)	(1.5)
Other items	0.6	(1.5)
	$(132.1)	$160.6
During fiscal 2013, we paid a total of $144.6 million to retire the remaining principal balance of the 2013 Notes and the 2023 Notes. Borrowings under the revolving credit facility were used for general working capital purposes and were repaid during fiscal 2013. For an additional description of our convertible notes, the conversion terms thereof, and a description of our revolving credit facility see Note 3 in the notes to consolidated financial statements.
Cash inflows from the issuance of common stock and the tax effect related to employee stock transactions allocated to equity increased during fiscal 2013, as compared to fiscal 2012, primarily as a result of an increase in the exercise of stock options. This was partially offset by an increase in cash outflows related to stock received for payment of employee taxes on vesting of restricted stock.
We expect to repurchase $50.0 million of our common stock during fiscal 2014, and we may repurchase additional shares of our common stock in fiscal 2015. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Note 18 in the notes to consolidated financial statements.
Other Factors Affecting Liquidity and Capital Resources
Convertible Notes
As of December 28, 2013, we had convertible notes outstanding with a net liability value of $324.8 million that mature on June 1, 2015. The principal maturity value of our 2015 Notes is $350.0 million. The total cash payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
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

Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. The 2015 Notes are convertible into cash from December 29, 2013 through March 29, 2014 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to December 28, 2013. Accordingly, the net balance of the 2015 Notes of $324.8 million is classified as a current liability on our consolidated balance sheet as of December 28, 2013. While holders of the 2015 Notes would have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350.0 million prior to the maturity of the 2015 Notes.
In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between December 29, 2013 and March 29, 2014.
We believe that cash generated from our operating activities in future periods as well as access to our revolving credit facility will be sufficient to service the maturity or conversion of our 2015 Notes, but future changes in our cash position, cash flows from operating activities, cash flows from investing activities, cash flows from financing activities, as well as general business levels and changes in our access to financing may impact our ability to settle the principal amount payable to the holders of the 2015 Notes when they mature or convert.
For an additional description of the 2015 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 3 in the notes to consolidated financial statements.
Acquisition-related contingent consideration
In connection with our business combinations and asset acquisitions completed before December 31, 2011, we may be obligated to make payments based on, or subject to the satisfaction of, certain performance metrics. If performance is such that these payments are fully achieved, we are obligated to pay up to an aggregate of $14.3 million in cash during the next 28 months.

Contractual Obligations

A summary of our contractual obligations as of December 28, 2013 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$80.4	$22.3	$35.0	$13.5	$9.6
Purchase obligations (1)	78.2	54.4	18.1	3.7	2.0
2015 Notes (2)	350.0	350.0	—	—	—
Contractual interest payments (2)	16.7	9.9	6.1	0.7	—
Current income tax payable and unrecognized tax benefits	11.1	11.1	—	—	—
Other long-term contractual obligations (3)	28.8	—	18.1	1.0	9.7
Total	$565.2	$447.7	$77.3	$18.9	$21.3
_________________

(1)With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of December 28, 2013 or the earliest cancellation date.

(2)Holders of the 2015 Notes can convert their 2015 Notes into cash during a fiscal quarter if the closing price of our common stock exceeds $9.81 for at least 20 days in the 30 day period preceding the end of the preceding fiscal quarter. This conversion condition was met for the 2015 Notes during the three months ended December 28, 2013, and the 2015 Notes are convertible into cash from December 29, 2013 through March 29, 2014. Accordingly, we classified the net balance of the 2015 Notes of $324.8 million as a current liability on our consolidated balance sheet as of December 28, 2013. Contractual interest payments associated with the 2015 Notes are presented assuming the outstanding balance will be paid in-full on the contractual maturity date. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, so we do not anticipate a conversion of the 2015 Notes by the note holders between December 29, 2013 and March 29, 2014.

(3)Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $11.4 million that we estimate will be paid or settled within 1 to 3 years. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisition-related liabilities.

In connection with our acquisitions completed before December 28, 2013, we are obligated to pay up to an aggregate of $14.3 million in cash over the next 28 months if certain defined performance goals are achieved in full.

Off-Balance Sheet Arrangements
As of December 28, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Standards
In June 2013, the FASB issued new accounting standards clarifying the characteristics of investment companies and set forth a new approach for determining whether a company is an investment company. The updated standard requires entities with an ownership interest in an investment company to use the investment company's accounting standards to measure the value of its interest in the investment company. These standards are applicable to our investments currently accounted for using the equity method and will be effective for interim and annual reporting periods beginning after December 15, 2013; they are not expected to have a material impact on our consolidated operating results or financial position.

In July 2013, the FASB issued new accounting standards requiring the netting of unrecognized tax benefits against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. When those circumstances exist, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. These standards were to be applied prospectively to all unrecognized tax benefits that exist at the effective date. The adoption of the new guidance is not expected to have a material impact on our consolidated financial statements.
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
We do not use forward contracts for trading purposes. Our forward contracts generally have maturities of 90 days or less. We enter into foreign currency forward exchange contracts based on estimated future asset and liability exposures, and the effectiveness of our hedging program depends on our ability to estimate these future asset and liability exposures. Recognized gains and losses with respect to our current hedging activities will ultimately depend on how accurately we are able to match the amount of foreign currency forward exchange contracts with actual underlying asset and liability exposures.

The following table provides information about our foreign currency forward exchange contracts as of December 28, 2013. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during February 2014.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$43.6	0.73
Japanese yen	31.5	103.43
British pound	25.9	0.61
Indian rupee	17.1	61.64
Chinese renminbi	14.6	6.11
Israeli shekel	12.8	3.49
Canadian dollar	11.0	1.06
Taiwan dollar	5.8	29.56
Swedish krona	5.6	6.53
Other	8.4	N/A
Total	$176.3
Estimated fair value	$0.3
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
Our short-term investments as of December 28, 2013 include $94.7 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of December 28, 2013, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.7 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of December 28, 2013.

Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of December 28, 2013, we had no outstanding balance on the revolving credit facility. For additional description of this revolving credit facility see Note 3 in the notes to consolidated financial statements.
Equity Price Risk
Convertible Notes
Our 2015 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or at maturity of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay, or the number of shares we may be required to provide to note holders at conversion or maturity of these notes, is determined by the price of our common stock. The amount of cash or number of shares that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.
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
For an additional description of our 2015 Notes, see Note 3 in the notes to consolidated financial statements and "Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources," under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 9 in the notes to consolidated financial statements for an additional description of these investments. Our non-marketable investments had a carrying value of $6.7 million as of December 28, 2013, and $7.3 million as of December 29, 2012.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15, "Exhibits and Financial Statement Schedules."

Summary Quarterly Data-Unaudited

	2013				2012
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue	$376,722	$366,647	$362,481	$354,266	$345,585	$338,533	$326,476	$315,830

Cost of revenue	59,031	49,736	43,243	48,191	43,790	51,270	49,477	46,586

Net income (1)	37,705	38,500	9,429	78,609	313,874	58,584	36,386	31,104

Net income per share - basic (1)	0.13	0.14	0.03	0.29	1.15	0.22	0.13	0.12

Net income per share - diluted (1)	0.13	0.13	0.03	0.27	1.10	0.21	0.13	0.11
_________________

(1) During the first quarter of fiscal 2013, we recorded a $27.6 million benefit for income taxes primarily due to the release of uncertain tax benefits recorded in a prior business combination. During the fourth quarter of fiscal 2012, we recorded a $219.6 million benefit for income taxes due to the release of a substantial portion of the remaining United States deferred tax asset valuation allowance and a $36.7 million benefit for income taxes due to the effective settlement of a tax examination. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2013.
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
Based on their evaluation as of December 28, 2013, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 28, 2013, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, "Exhibits and Financial Statement Schedules."

Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled "Proposal 1 - Election of Directors" and "Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in Cadence's definitive proxy statement for its 2014 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence's code of ethics is incorporated herein by reference from the section entitled "Corporate Governance - Code of Business Conduct" in Cadence's definitive proxy statement for its 2014 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence's Audit Committee is incorporated by reference from the section entitled "Cadence's Board of Directors - Committees of the Board of Directors" in Cadence's definitive proxy statement for its 2014 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled "Cadence's Board of Directors - Compensation of Directors," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers" and "Potential Payments Upon Termination or Change-in-Control and Employment Contracts" in Cadence's definitive proxy statement for its 2014 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in Cadence's definitive proxy statement for its 2014 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled "Certain Transactions" and "Cadence's Board of Directors - Director Independence" in Cadence's definitive proxy statement for its 2014 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled "Fees Billed to Cadence by KPMG LLP During Fiscal 2013 and 2012" in Cadence's definitive proxy statement for its 2014 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012	54

Consolidated Income Statements for the three fiscal years ended December 28, 2013	55

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 28, 2013	56

Consolidated Statements of Stockholders' Equity for the three fiscal years ended December 28, 2013	57

Consolidated Statements of Cash Flows for the three fiscal years ended December 28, 2013	58

Notes to Consolidated Financial Statements	59

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	99

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

Cadence, the Cadence logo, Allegro, Connections, Encounter, Incisive, OrCAD, Palladium, Quickcycles, Sigrity, Spectre, Tempus, Tensilica, Virtuoso and Voltus are trademarks or registered trademarks of Cadence Design Systems, Inc. Other service marks, trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2013. We also have audited the Cadence Design Systems, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cadence Design Systems, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Cadence Design Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
February 20, 2014

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 28, 2013 and December 29, 2012
(In thousands, except par value)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$536,260	$726,357
Short-term investments	96,788	100,704
Receivables, net of allowances of $0 and $85, respectively	107,624	97,821
Inventories	50,220	36,163
2015 notes hedges	306,817	303,154
Prepaid expenses and other	123,382	127,036
Total current assets	1,221,091	1,391,235
Property, plant and equipment, net	238,715	244,439
Goodwill	456,905	233,266
Acquired intangibles, net	311,693	184,938
Long-term receivables	3,672	7,559
Other assets	196,525	225,566
Total assets	$2,428,601	$2,287,003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible notes	324,826	447,011
2015 notes embedded conversion derivative	306,817	303,154
Accounts payable and accrued liabilities	216,594	171,318
Current portion of deferred revenue	299,973	295,787
Total current liabilities	1,148,210	1,217,270
Long-term liabilities:
Long-term portion of deferred revenue	52,850	50,529
Other long-term liabilities	71,436	104,033
Total long-term liabilities	124,286	154,562
Commitments and contingencies (Notes 4, 6, and 15)
Stockholders' equity:
Preferred stock - $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock - $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 288,133 as of December 28, 2013; 280,644 as of December 29, 2012	1,757,242	1,721,556
Treasury stock, at cost; 17,905 shares as of December 28, 2013; 25,394 shares as of December 29, 2012	(140,142)	(200,786)
Accumulated deficit	(485,306)	(649,549)
Accumulated other comprehensive income	24,311	43,950
Total stockholders' equity	1,156,105	915,171
Total liabilities and stockholders' equity	$2,428,601	$2,287,003

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 28, 2013
(In thousands, except per share amounts)

	2013	2012	2011
Revenue:
Product and maintenance	$1,357,934	$1,212,429	$1,033,143
Services	102,182	113,995	116,692
Total revenue	1,460,116	1,326,424	1,149,835
Costs and expenses:
Cost of product and maintenance	132,245	118,516	113,658
Cost of service	67,956	72,607	81,498
Marketing and sales	378,157	342,278	323,798
Research and development	534,022	454,085	400,745
General and administrative	121,314	112,076	92,863
Amortization of acquired intangibles	19,416	15,077	16,536
Restructuring and other charges	17,999	113	360
Total costs and expenses	1,271,109	1,114,752	1,029,458
Income from operations	189,007	211,672	120,377
Interest expense	(37,581)	(34,742)	(43,025)
Other income, net	7,570	11,341	18,074
Income before provision (benefit) for income taxes	158,996	188,271	95,426
Provision (benefit) for income taxes	(5,247)	(251,677)	23,197
Net income	$164,243	$439,948	$72,229
Net income per share – basic	$0.59	$1.63	$0.27
Net income per share – diluted	$0.56	$1.57	$0.27
Weighted average common shares outstanding – basic	277,796	270,479	263,892
Weighted average common shares outstanding – diluted	294,564	280,667	270,816

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	2013	2012	2011
Net income	$164,243	$439,948	$72,229
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(21,470)	(5,337)	2,731
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustments for realized gains and losses	(180)	(905)	(5,140)
Changes in defined benefit plan liabilities	2,011	(761)	306
Total other comprehensive loss, net of tax effects	(19,639)	(7,003)	(2,103)
Comprehensive income	$144,604	$432,945	$70,126

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three fiscal years ended December 28, 2013
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit	Income	Total
Balance, January 1, 2011	267,116	$1,715,541	$(353,090)	$(1,138,853)	$53,056	$276,654
Net income	—	—	—	72,229	—	72,229
Other comprehensive loss, net of taxes	—	—	—	—	(2,103)	(2,103)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	6,804	(38,844)	75,179	(16,621)	—	19,714
Stock received for payment of employee taxes on vesting of restricted stock	(1,240)	(1,674)	(12,551)	—	—	(14,225)
Tax effect related to employee stock transactions allocated to equity	—	5,403	—	—	—	5,403
Stock options assumed in acquisitions	—	1,599	—	—	—	1,599
Stock-based compensation expense	—	43,588	—	—	—	43,588
Unrecognized tax benefit adjustment	—	8,271	—	—	—	8,271
Balance, December 31, 2011	272,680	$1,733,884	$(290,462)	$(1,083,245)	$50,953	$411,130
Net income	—	—	—	439,948	—	$439,948
Other comprehensive loss, net of taxes	—	—	—	—	(7,003)	$(7,003)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	9,101	(64,384)	103,323	(6,252)	—	$32,687
Stock received for payment of employee taxes on vesting of restricted stock	(1,137)	(2,081)	(13,647)	—	—	$(15,728)
Tax effect related to employee stock transactions allocated to equity	—	6,576	—	—	—	$6,576
Stock-based compensation expense	—	47,561	—	—	—	$47,561
Balance, December 29, 2012	280,644	$1,721,556	$(200,786)	$(649,549)	$43,950	$915,171
Net income	—	—	—	164,243	—	$164,243
Other comprehensive loss, net of taxes	—	—	—	—	(19,639)	$(19,639)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	8,726	(35,541)	78,198	—	—	$42,657
Stock received for payment of employee taxes on vesting of restricted stock	(1,237)	(2,586)	(17,554)	—	—	$(20,140)
Tax effect related to employee stock transactions allocated to equity	—	6,999	—	—	—	$6,999
Stock options assumed in acquisitions	—	529	—	—	—	$529
Stock-based compensation expense	—	66,285	—	—	—	$66,285
Balance, December 28, 2013	288,133	$1,757,242	$(140,142)	$(485,306)	$24,311	$1,156,105

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 28, 2013
(In thousands)

	2013	2012	2011
Cash and cash equivalents at beginning of year	$726,357	$601,602	$557,409
Cash flows from operating activities:
Net income	164,243	439,948	72,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,308	89,217	91,648
Amortization of debt discount and fees	25,384	23,513	29,266
Stock-based compensation	66,285	47,561	43,588
Gain on investments, net	(5,311)	(6,320)	(15,737)
Tax impact of convertible notes interest	—	—	8,486
Deferred income taxes	(2,366)	(240,424)	(7,811)
Provisions (recoveries) for losses (gains) on receivables, net	(85)	215	(6,596)
Other non-cash items	4,017	3,315	3,436
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(3,609)	45,630	76,785
Inventories	(14,594)	5,245	(6,820)
Prepaid expenses and other	30,368	(12,426)	20,053
Other assets	(2,530)	(4,902)	(2,220)
Accounts payable and accrued liabilities	41,727	17,523	(46,950)
Deferred revenue	2,506	(69,662)	(13,408)
Other long-term liabilities	(36,738)	(22,439)	(5,607)
Net cash provided by operating activities	367,605	315,994	240,342
Cash flows from investing activities:
Purchases of available-for-sale securities	(111,702)	(121,154)	—
Proceeds from the sale of available-for-sale securities	77,621	18,338	9,793
Proceeds from the maturity of available-for-sale securities	38,706	4,150	—
Proceeds from the sale of long-term investments	6,234	74	9,791
Purchases of property, plant and equipment	(44,929)	(35,966)	(31,421)
Investment in venture capital partnerships and equity investments	—	(250)	(608)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(392,825)	(66,432)	(44,052)
Net cash used for investing activities	(426,895)	(201,240)	(56,497)
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	—	—
Payment on revolving credit facility	(100,000)	—	—
Payment of convertible notes	(144,639)	—	(150,000)
Principal payments on receivable financing	(2,526)	(5,776)	(5,842)
Payment of debt issuance costs	—	(1,372)	—
Payment of acquisition-related contingent consideration	(677)	(39)	—
Tax effect related to employee stock transactions allocated to equity	9,034	6,061	5,549
Proceeds from issuance of common stock	42,657	32,687	19,714
Stock received for payment of employee taxes on vesting of restricted stock	(20,140)	(15,728)	(14,225)
Net cash provided by (used for) financing activities	(116,291)	15,833	(144,804)
Effect of exchange rate changes on cash and cash equivalents	(14,516)	(5,832)	5,152
Increase (decrease) in cash and cash equivalents	(190,097)	124,755	44,193
Cash and cash equivalents at end of year	$536,260	$726,357	$601,602

Supplemental cash flow information:
Cash paid for interest	$12,429	$11,354	$13,417
Cash paid (received) for income taxes, net	(3,084)	18,637	18,961
Non-cash investing and financing activities:
Stock options assumed in acquisitions	529	—	1,599
Available-for-sale securities received from customer	240	20	352
Receivables related to sales of cost-method investments	—	4,911	—

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc., or Cadence, develops solutions that its customers use to design increasingly small and complex integrated circuits, or ICs, and electronic devices. Cadence's solutions are designed to help its customers reduce the time to bring an IC or electronic device to market and to reduce their design, development and manufacturing costs. Cadence's product offerings include electronic design automation, or EDA, software, emulation hardware, and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. Cadence provides maintenance for its software, hardware and IP product offerings. Cadence also provides engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP, which help its customers manage and accelerate their electronics product development processes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
Cadence's fiscal year-end is the Saturday closest to December 31. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence. In the consolidated income statements for the three fiscal years ended December 28, 2013, During fiscal 2013, Cadence combined product and maintenance revenue into a single caption on the consolidated income statements because product and maintenance revenue is generally recognized from agreements that require customers to purchase both the product and associated maintenance in a bundled offering. Cadence reclassified prior period product and maintenance revenue balances to conform to the current period presentation. Certain other prior period balances have also been reclassified to conform to the current period presentation.
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

Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using the average exchange rate for the period. Cadence includes translation adjustments from foreign exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in stockholders' equity as a component of accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions of a monetary nature in the consolidated income statements.
Revenue Recognition
Software and IP Revenue Recognition
Cadence licenses its software and IP products using three different license types:

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

Perpetual licenses - Cadence's perpetual licenses consist of software licensed on a perpetual basis with no right to return or ability to remix the licensed software. Cadence licenses its design IP under a perpetual license on a per-design basis.
In general, where vendor specific objective evidence of fair value, or VSOE, does not exist for any undelivered element, product and maintenance revenue associated with term and subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the licensed product. In general, product revenue associated with term licenses where VSOE exists for the undelivered maintenance is recognized upon the later of the effective date of the arrangement or delivery of the licensed product, and maintenance revenue is recognized ratably over the maintenance term.
In general, product revenue associated with perpetual licenses where VSOE exists for the undelivered maintenance is recognized upon delivery of the licensed product and maintenance revenue is recognized ratably over the maintenance term. If VSOE does not exist for the undelivered maintenance in a perpetual license, product revenue is recognized ratably over the maintenance term.
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

Services Revenue Recognition
Services revenue primarily consists of revenue received for performing engineering services. These services are generally not related to the functionality of the products licensed. In certain instances, Cadence will customize its IP on a fixed fee basis. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. If a service contract is considered to be part of a multiple element arrangement, or MEA, that includes a software contract, revenue is generally recognized ratably over the duration of the software contract. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion based on the completion of milestones relating to the arrangement. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on Cadence's results of operations.
Revenue Recognition Criteria
Although the timing and amount of revenue recognition differs based on the deliverables in each arrangement, Cadence begins revenue recognition for an arrangement when persuasive evidence of an arrangement exists, all specified deliverables have been delivered, the fee is fixed or determinable, and collection of the resulting receivable is probable.
Persuasive evidence of an arrangement - Generally, Cadence uses a contract signed by the customer as evidence of an arrangement for subscription and term licenses, licenses of its IP products and hardware leases. If a contract signed by the customer does not exist, Cadence has historically used a purchase order as evidence of an arrangement for software perpetual licenses, hardware sales, maintenance renewals and small fixed-price service projects, such as training classes and small methodology service engagements. For all other service engagements, Cadence uses a signed professional services agreement and a statement of work to evidence an arrangement. In cases where both a signed contract and a purchase order exist, Cadence considers the signed contract to be the most persuasive evidence of the arrangement. Sales through Cadence's distributors are evidenced by a master agreement governing the relationship, together with binding purchase orders from the distributor on a transaction-by-transaction basis.
Product delivery - Software and VIP, and the corresponding access keys are generally delivered to customers electronically. Electronic delivery occurs when Cadence provides the customer access to the software. Occasionally, Cadence will deliver software on a DVD with standard transfer terms of free-on-board, or F.O.B., shipping point. Design IP is also delivered electronically via download from a secure site. Cadence's software and IP license agreements generally do not contain conditions for acceptance. Delivery of an entire hardware system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment and delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.
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

Derivative Financial Instruments
Cadence enters into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. The forward contracts are not designated as accounting hedges and, therefore, the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows. The fair value of these forward contracts is recorded in accrued liabilities or in other current assets. These forward contracts generally have maturities of 90 days or less.
Receivables
Cadence's receivables, net includes invoiced accounts receivable and the current portion of unbilled installment contract receivables. Installment contract receivables represent amounts Cadence has recorded as revenue for which payments from a customer are due over time. Cadence's accounts receivable and installment contract receivables were initially recorded at fair value. Cadence discounts the total product portion of each customer arrangement to reflect the interest component of the arrangement and amortizes the interest component of the transaction. The interest component is recognized as product and maintenance revenue over the period in which payments are made and balances are outstanding, using a method that approximates the effective interest method. Cadence determines the discount rate at the outset of the arrangement based upon the credit rating of the customer at that time. Cadence resets the discount rate periodically considering changes in prevailing interest rates but does not adjust previously discounted balances. Cadence's long-term receivables balance includes installment contract receivable balances to be invoiced more than one year after each balance sheet date.
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
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost. Depreciation and amortization are generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	2-7 years
Buildings	25-32 years
Leasehold improvements	Shorter of the lease term or the estimated useful life
Building improvements and land improvements	Estimated useful life
Furniture and fixtures	3-5 years
Equipment	3-5 years

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $4.7 million, $7.7 million, and $4.0 million during fiscal 2013, 2012 and 2011, respectively.
Cadence recorded depreciation and amortization expense of $49.5 million, $55.0 million and $55.3 million during fiscal 2013, 2012 and 2011, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product's technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence's products has typically been of short duration. Costs incurred during fiscal 2013, 2012 and 2011 were not material.
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
Long-Lived Assets, Including Acquired Intangibles
Cadence's definite-lived, long-lived assets consist of property, plant and equipment and other acquired intangibles. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies, which range from one to fourteen years. Cadence reviews its definite-lived, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. Recoverability of an asset or asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset or asset group is expected to generate. If it is determined that the carrying amount of an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset or asset group exceeds its fair value.
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
Nonqualified Deferred Compensation Trust
Executive officers, senior management and members of Cadence's Board of Directors may elect to defer compensation payable to them under Cadence's Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in investment accounts and the values of the accounts are adjusted each quarter based on the fair value of the investments held in the NQDC.
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
Comprehensive Income
Other comprehensive income (loss) is reported as a component of stockholders' equity and includes foreign currency translation gains and losses, changes in defined benefit plan liabilities, and unrealized gains and losses on marketable securities that are available for sale. Cadence reports comprehensive income (loss) in the consolidated statements of comprehensive income.
Accounting for Income Taxes
Cadence accounts for the effect of income taxes in its consolidated financial statements using the asset and liability method. This process involves estimating actual current tax liabilities together with assessing carryforwards and temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled.
Cadence then records a valuation allowance to reduce the deferred tax assets to the amount that Cadence believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•	The nature, frequency and severity of current or cumulative financial reporting income or losses;

•	Sources of future taxable income;

•	The anticipated reversal or expiration dates of the deferred tax assets; and

•	Tax planning strategies.
Cadence takes a two-step approach to recognizing and measuring the financial statement benefit of uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement of the audit. Cadence classifies interest and penalties on unrecognized tax benefits as income tax expense or benefit.
Restructuring Charges
Cadence records personnel-related restructuring charges with customary termination benefits when the costs are both probable and estimable. Cadence records personnel-related restructuring charges with non-standard termination benefits when the plan has been communicated to the affected employees. Cadence records facilities-related restructuring charges in the period in which the affected facilities are vacated. In connection with facilities-related restructuring plans, Cadence has made a number of estimates and assumptions related to losses on excess facilities that have been vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.
In addition, Cadence has recorded estimated provisions for termination benefits and outplacement costs, long-term asset impairments and other restructuring costs. Cadence regularly evaluates the adequacy of its lease losses, severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Subsequent adjustments to restructuring accruals are classified in restructuring and other charges in the consolidated income statements.

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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders' equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of accumulated deficit in the consolidated statements of stockholders' equity. There were no losses recorded by Cadence on the reissuance of treasury stock during fiscal 2013. Cadence recorded losses on the reissuance of treasury stock as a component of accumulated deficit of $6.3 million and $16.6 million during fiscal 2012 and 2011, respectively.
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
Cadence is party to certain hedge transactions related to its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. Cadence is subject to the risk that the counterparties to these hedge transactions may not be able to fulfill their obligations under these hedge transactions.
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $7.4 million, $7.2 million and $7.5 million during fiscal 2013, 2012 and 2011, respectively, and is included in marketing and sales in the consolidated income statements.

NOTE 3. DEBT
Cadence's outstanding debt as of December 28, 2013 and December 29, 2012 was as follows:

	December 28, 2013			December 29, 2012
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$350,000	$(25,174)	$324,826	$350,000	$(41,181)	$308,819
2013 Notes	—	—	—	144,461	(6,447)	138,014
2023 Notes	—	—	—	178	—	178
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$350,000	$(25,174)	$324,826	$494,639	$(47,628)	$447,011
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

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages)

Outstanding principal maturity value – at December 28, 2013	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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
Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes are convertible into cash from December 29, 2013 through March 29, 2014 because Cadence's closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to December 28, 2013. Accordingly, the net balance of the 2015 Notes of $324.8 million is classified as a current liability on Cadence's consolidated balance sheet as of December 28, 2013. The classification of the 2015 Notes as current or long-term on the consolidated balance sheet is evaluated at each balance sheet date and may change from time to time depending on whether Cadence's closing stock price has exceeded $9.81 during the periods specified in the table above under "Early conversion conditions."
If one of the 2015 Notes Early Conversion Conditions is met in any future fiscal quarter, Cadence would classify its net liability under the 2015 Notes as a current liability on the consolidated balance sheet as of the end of that fiscal quarter. If none of the 2015 Notes Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the maturity date, Cadence would classify its net liability under the 2015 Notes as a long-term liability on the consolidated balance sheet as of the end of that fiscal quarter. If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on December 28, 2013, Cadence would have recorded an expense of $28.7 million associated with the conversion, comprised of $25.2 million of unamortized debt discount and $3.5 million of unamortized transaction fees.

As of December 28, 2013, the if-converted value of the 2015 Notes to the note holders of approximately $646.1 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $654.1 million as of December 28, 2013 and $640.1 million as of December 29, 2012. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of December 28, 2013, none of the note holders had elected to convert their 2015 Notes.
2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the consolidated balance sheet at its estimated fair value. The fair value was $306.8 million as of December 28, 2013 and $303.2 million as of December 29, 2012.
2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015, and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as a derivative asset and are carried on the consolidated balance sheet at their estimated fair value. The fair value was $306.8 million as of December 28, 2013 and $303.2 million as of December 29, 2012. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during fiscal 2013, 2012 and 2011 and did not have a net impact on the consolidated income statements for the respective periods.
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
2015 Notes Interest Expense
The effective interest rate and components of interest expense of the 2015 Notes for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%

Contractual interest expense	$9,157	$9,157	$9,157
Amortization of debt discount	16,007	14,758	13,665
Total interest expense	$25,164	$23,915	$22,822
2013 Notes and 2011 Notes
In December 2006, Cadence issued $250.0 million principal amount of 1.500% Convertible Senior Notes Due December 15, 2013, or the 2013 Notes. At the same time, Cadence issued $250.0 million principal amount of 1.375% Convertible Senior Notes Due December 15, 2011, or the 2011 Notes. During fiscal 2010, Cadence repurchased a portion of the 2013 Notes and 2011 Notes. The 2013 Notes and 2011 Notes matured on December 15, 2013 and December 15, 2011, respectively, at which time Cadence paid the outstanding principal balances in full.

2013 and 2011 Warrants
In December 2006, Cadence also sold warrants in separate transactions, or the 2013 Warrants and the 2011 Warrants, for the purchase of up to 23.6 million shares of Cadence's common stock at a strike price of $31.50 per share for proceeds of $39.4 million, which was recorded as an increase in stockholders' equity. In connection with the purchase of some of the 2013 Notes and the 2011 Notes during fiscal 2010, Cadence also purchased some of the 2013 Warrants and the 2011 Warrants, reducing the number of shares of Cadence common stock subject to purchase rights by 9.7 million shares at a cost of $0.1 million. The 2011 Warrants expired on various dates from February 2012 through April 2012 reducing the number of shares of Cadence common stock subject to purchase rights by 7.1 million shares. The 2013 Warrants will expire on various dates from February 2014 through April 2014. If Cadence's stock price is above $31.50 at the expiration of the 2013 Warrants, Cadence will issue shares to settle the 2013 Warrants. The 2013 Warrants must be settled in net shares of Cadence's common stock. As a result, Cadence will experience dilution to its diluted earnings per share to the extent its average closing stock price exceeds $31.50 for any fiscal quarter. Therefore, upon expiration, Cadence will issue shares of common stock to the purchasers of the warrants that represent the value, if any, by which the price of the common stock exceeds the strike price stipulated within the particular warrant agreement.
2013 and 2011 Notes Interest Expense
The effective interest rate and components of interest expense of the 2013 Notes for fiscal 2013 and 2012 and of the 2013 Notes and 2011 Notes for fiscal 2011, were as follows:

	2013	2012	2011
	(In thousands, except percentages)
Effective interest rate	6.4%	6.4%	6.3%

Contractual interest expense	$2,082	$2,159	$4,119
Amortization of debt discount	6,447	6,272	12,654
Total interest expense	$8,529	$8,431	$16,773
Zero Coupon Zero Yield Senior Convertible Notes Due 2023
In August 2003, Cadence issued $420.0 million principal amount of its Zero Coupon Zero Yield Senior Convertible Notes Due 2023, or the 2023 Notes. The outstanding principal balance of the 2023 Notes was paid in full during fiscal 2013.
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
The credit facility contains customary negative covenants that, among other things, restrict Cadence's ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 3 to 1, and a minimum interest coverage ratio of 3 to 1.
As of December 28, 2013 and December 29, 2012, Cadence had no outstanding balance on the credit facility and was in compliance with all financial covenants.

NOTE 4. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
For each of the acquisitions described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of the acquisition.
2013 Acquisitions
On April 22, 2013, Cadence acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units based in Santa Clara, California. The acquired technology enables Cadence to offer customizable design IP solutions to its customers for applications such as mobile wireless, network infrastructure, auto infotainment and home applications. Total cash consideration for Tensilica, after taking into account adjustments for certain costs and cash held by Tensilica at closing of $26.3 million, was $319.3 million. An additional $5.8 million was placed in escrow, is conditioned upon certain former Tensilica shareholders remaining employees of Cadence and is expensed over the designated retention periods of the former Tensilica shareholders now employed by Cadence. Cadence also assumed certain unvested Tensilica options with a fair value of $15.3 million, of which $0.5 million was allocated to purchase consideration. The remaining $14.8 million of assumed options is expensed over the remaining vesting periods of the awards. The Black-Scholes option-pricing model was used to determine the fair value of the assumed options at the acquisition date. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and risk-free interest rates. Cadence will also make payments to certain employees that are conditioned upon continued employment and the achievement of certain performance metrics over a three-year period. Cadence recorded compensation expense related to the deferred purchase consideration for Tensilica of $1.9 million during fiscal 2013. Cadence will expense the remaining $3.9 million over the remaining retention periods.
On May 23, 2013, Cadence acquired Cosmic Circuits Private Limited, or Cosmic, a privately held provider of intellectual property used in system-on-chip design and verification based in Bangalore, India. The acquired technology enables Cadence to offer broader analog and mixed signal IP solutions to its customers. Total cash consideration for Cosmic, after taking into account cash held by Cosmic at closing of $1.7 million, was $59.5 million. Cadence will also make payments to certain employees that are conditioned upon continued employment and the achievement of certain performance metrics over a four-year period. Lip-Bu Tan, Cadence's president, chief executive officer and director, was also a member of the board of directors of Cosmic. In addition, a trust for the benefit of the children of Mr. Tan owned approximately 8.5% of Cosmic, and Mr. Tan and his wife serve as co-trustees of the trust. Mr. Tan was not involved in the transaction. He recused himself from the discussions and negotiations between and at Cadence and Cosmic throughout the duration of the transaction, including any discussions and negotiations related to the consideration provided to Cosmic. A financial advisor provided a fairness opinion to Cadence in connection with the transaction, and the Board of Directors of Cadence reviewed the transaction and concluded that it was in the best interests of Cadence to proceed with such transaction.
During fiscal 2013, Cadence completed another business combination and an asset acquisition for cash and allocated the total purchase consideration of $14.4 million to the assets acquired and liabilities assumed based on their respective fair values on the acquisition dates.

The following table summarizes the fair value of assets acquired and liabilities assumed as part of the acquisitions completed during fiscal 2013:

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
Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The weighted-average amortization period for definite-lived intangible assets acquired during fiscal 2013 is approximately eight years.
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
The goodwill generated from Cadence's acquisitions during fiscal 2013 is primarily related to expected synergies from combining operations of the acquired companies with Cadence. Cadence expects that approximately $9.6 million of goodwill related to the acquisitions completed during fiscal 2013 will be deductible for tax purposes.
Results of operations and the estimated fair value of acquired assets and assumed liabilities are recorded in the consolidated financial statements from the date of acquisition. The fair values of acquired intangible assets, including in-process technology, and assumed liabilities were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 8.
The financial information in the table below summarizes the combined results of operations of Cadence and Tensilica, on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2012. Pro forma results of operations for the other acquisitions completed during fiscal 2013 have not been presented because the effects of these acquisitions, individually and in the aggregate, would not have been material to Cadence's financial results. The pro forma financial information for Tensilica is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on December 31, 2011 or of results that may occur in the future.

	2013	2012
	(In thousands)
Total revenue	$1,480,273	$1,358,158
Net income	$173,528	$392,744

2012 Acquisition
During fiscal 2012, Cadence acquired Sigrity, Inc., or Sigrity, a provider of signal and power integrity analysis tools for system, printed circuit board and integrated circuit package designs. Total cash consideration for Sigrity, after taking into account cash held by Sigrity at closing of $7.5 million, was $64.3 million. An additional $14.2 million was deferred, is conditioned upon certain former Sigrity employee shareholders remaining employees of Cadence and is expensed over designated retention periods of the former Sigrity employee shareholders. Cadence recorded a total of $40.6 million of intangible assets and $39.7 million of goodwill as a result of its acquisition of Sigrity. The intangible assets are being amortized over a weighted-average life of approximately eight years. The goodwill associated with this acquisition is not deductible for income tax purposes. Cadence also recorded $15.1 million of long-term deferred tax liabilities that were primarily related to the acquired intangible assets which will provide Cadence a future source of taxable income. As a result, Cadence released $14.8 million of its deferred tax asset valuation allowance at the time of the acquisition, which was recognized as a benefit for income taxes during fiscal 2012. Cadence recorded compensation expense related to the deferred purchase consideration for Sigrity of $7.0 million and $3.5 million during fiscal 2013 and 2012, respectively. Cadence will expense the remaining $3.7 million over the remaining retention periods.
2011 Acquisitions
During fiscal 2011, Cadence acquired companies for an aggregate purchase price of $49.3 million and recorded a total of $32.3 million of goodwill and $21.6 million of other intangible assets. The intangibles are being amortized over a weighted-average life of approximately seven years. The $32.3 million of goodwill is not expected to be deductible for income tax purposes.
Acquisition-related Costs
Acquisition-related costs were $8.7 million, $1.5 million and $0.5 million during fiscal 2013, 2012 and 2011, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence's consolidated income statements.
Acquisition-related Contingent Consideration
One of the fiscal 2011 acquisitions includes contingent consideration payments based on certain future financial measures associated with the acquired technology. This contingent consideration arrangement requires payments of up to $5.0 million if these measures are met during the three-year period subsequent to October 1, 2011. The fair value of the contingent consideration arrangement recorded on the date of the acquisition was $3.5 million. The fair value of the remaining contingent consideration as of December 28, 2013 was $4.1 million.
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions completed in prior fiscal years, subject to the satisfaction of future financial measures. If performance is such that these payments are fully achieved, Cadence is obligated to pay up to an aggregate of $14.3 million over the next 28 months. Of the $14.3 million, up to $9.0 million would be recorded as operating expenses in the consolidated income statements.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2013 and determined that the fair value of Cadence's single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.
The changes in the carrying amount of goodwill during fiscal 2013 and 2012 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2011	$192,125
Goodwill resulting from acquisitions	39,680
Additions due to contingent consideration*	1,041
Effect of foreign currency translation	420
Balance as of December 29, 2012	$233,266
Goodwill resulting from acquisitions	227,959
Effect of foreign currency translation	(4,320)
Balance as of December 28, 2013	$456,905
_________
* Cadence accounts for business combinations with acquisition dates on or before January 3, 2009 under the purchase method in accordance with accounting standards that were authoritative at that time, whereby contingent consideration is added to goodwill as it is earned.
Acquired Intangibles, Net
Acquired intangibles as of December 28, 2013 were as follows, excluding intangibles that were fully amortized as of December 29, 2012:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Acquired intangibles with definite lives:
Existing technology	$237,624	$(53,243)	$184,381
Agreements and relationships	170,760	(53,607)	117,153
Distribution rights	30,100	(30,100)	—
Tradenames, trademarks and patents	9,519	(2,870)	6,649
Total acquired intangibles with definite lives	448,003	(139,820)	308,183
In-process technology	3,510	—	3,510
Total acquired intangibles	$451,513	$(139,820)	$311,693
In-process technology as of December 28, 2013 consists of projects acquired during fiscal 2013 that, if completed, will contribute to Cadence's ability to offer additional IP solutions to its customers. These projects are expected to be complete within six to twelve months. During fiscal 2013, Cadence completed certain projects previously included in in-process technology and transferred approximately $6.0 million to existing technology.

Acquired intangibles with as of December 29, 2012 were as follows, excluding intangibles that were fully amortized as of December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$112,940	$(30,171)	$82,769
Agreements and relationships	133,764	(37,769)	95,995
Distribution rights	30,100	(28,595)	1,505
Tradenames, trademarks and patents	12,485	(7,816)	4,669
Total acquired intangibles	$289,289	$(104,351)	$184,938
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2013, 2012 and 2011, by consolidated income statement caption, was as follows:

	2013	2012	2011
	(In thousands)
Cost of product and maintenance	$24,023	$13,541	$10,480
Amortization of acquired intangibles	19,416	15,077	16,536
Total amortization of acquired intangibles	$43,439	$28,618	$27,016
Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2014	$49,525
2015	48,972
2016	43,261
2017	39,654
2018	36,803
Thereafter	89,968
Total estimated amortization expense	$308,183

NOTE 6. INCOME TAXES
Cadence's income before provision (benefit) for income taxes included income from the United States and from foreign subsidiaries for fiscal 2013, 2012 and 2011, is as follows:

	2013	2012	2011
	(In thousands)
United States	$20,092	$61,865	$39,175
Foreign subsidiaries	138,904	126,406	56,251
Total income before provision (benefit) for income taxes	$158,996	$188,271	$95,426
Cadence's foreign subsidiaries are generally subject to lower statutory tax rates than the United States statutory federal income tax rate of 35%.

Cadence's provision (benefit) for income taxes was comprised of the following items for fiscal 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Current:
Federal	$(40,494)	$(588)	$(662)
State and local	2,574	(36,650)	1,363
Foreign	28,040	19,409	13,752
Total current	(9,880)	(17,829)	14,453

Deferred:
Federal	4,888	(203,731)	(4,937)
State and local	3,037	(28,894)	(524)
Foreign	(10,291)	(7,799)	(2,350)
Total deferred	(2,366)	(240,424)	(7,811)

Tax expense allocated to shareholders' equity	6,999	6,576	16,555

Total provision (benefit) for income taxes	$(5,247)	$(251,677)	$23,197
The provision (benefit) for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to income before provision (benefit) for income taxes for fiscal 2013, 2012 and 2011 as follows:

	2013	2012	2011
	(In thousands)
Provision computed at federal statutory income tax rate	$55,648	$65,895	$33,400
State and local income tax, net of federal tax effect	4,085	3,626	6,493
Foreign income tax rate differential	(36,392)	(39,308)	(6,676)
Non-deductible share-based compensation costs	2,053	7,785	1,651
Change in deferred tax asset valuation allowance	18,354	(301,542)	(3,617)
Tax credits	(18,372)	(3,744)	(12,588)
Repatriation of foreign earnings	(2,116)	(2,645)	708
Non-deductible research and development expense	3,043	1,968	—
Domestic production activity deduction	(1,088)	—	—
Withholding taxes	3,333	3,593	3,851
Tax settlements, domestic	—	(37,481)	328
Tax settlements, foreign	680	(804)	(2,451)
Interest and penalties not included in tax settlements	1,701	2,552	1,840
Increase (decrease) in unrecognized tax benefits not included in tax settlements	(33,730)	47,329	933
Other	(2,446)	1,099	(675)
Provision (benefit) for income taxes	$(5,247)	$(251,677)	$23,197
Effective tax rate	(3)%	(134)%	24%

The components of deferred tax assets and liabilities consisted of the following as of December 28, 2013 and December 29, 2012:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$159,839	$129,724
Reserves and accruals	49,450	50,960
Intangible assets	45,948	56,512
Capitalized research and development expense for income tax purposes	33,742	34,046
Operating loss carryforwards	27,205	24,429
Deferred income	25,420	27,237
Capital loss carryforwards	22,050	23,026
Share-based compensation costs	20,652	20,012
Depreciation and amortization	11,167	8,979
Investments	7,643	7,550
Other	4,911	4,185
Total deferred tax assets	408,027	386,660
Valuation allowance	(92,677)	(74,323)
Net deferred tax assets	315,350	312,337

Deferred tax liabilities:
Intangible assets	(66,775)	(70,086)
Undistributed foreign earnings	(17,301)	(13,113)
Other	(2,230)	(965)
Total deferred tax liabilities	(86,306)	(84,164)
Total net deferred tax assets	$229,044	$228,173
The operating loss carryforwards included in the components of deferred tax assets and liabilities do not include excess tax benefits associated with share-based compensation. The excess tax benefit from share-based compensation is not recognized until a tax deduction is realized on Cadence's income tax returns. As of December 28, 2013 and December 29, 2012, Cadence had unrealized share-based compensation deductions as follows:

	As of
	December 28, 2013	December 29, 2012
	(Tax Effected - In thousands)
Federal	$—	$2,170
California	457	457
Upon realization of these deductions on Cadence's income tax returns, the tax effect of these deductions will result in an increase to stockholders' equity rather than as a reduction of income tax expense.

Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This analysis involves weighing both the positive and negative evidence concerning the realizability of the Company's deferred tax assets in each tax jurisdiction. During fiscal 2013, Cadence determined that there was sufficient positive evidence to judge that $315.4 million of deferred tax assets were more likely than not to be realized. The evidence that the Company relied on to make this determination included the following:

•	The magnitude and duration of Cadence's current profitability in the United States;

•	Cadence's multi-year history of approximately 90% of the aggregate value of its bookings being of a type that revenue is recurring in nature;

•	Cadence's existing revenue backlog as of December 28, 2013 that provides Cadence with an objective source of future revenues to be recognized in fiscal 2014 and subsequent periods; and

•	Cadence's expectation of having sufficient sources of income in the future to prevent the expiration of deferred tax assets.
During fiscal 2012, Cadence weighed similar evidence available for that period to release a valuation allowance of $219.6 million that was previously reserved against a substantial portion of the United States federal and state deferred tax assets.
During fiscal 2013 and 2012, Cadence maintained valuation allowances of $92.7 million and $74.3 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:

•	Tax credits in certain state and foreign jurisdictions that are accumulating at a rate greater than Cadence's capacity to utilize the credits;

•	Federal and foreign deferred tax assets related to investments and capital losses that can only be utilized against gains that are capital in nature; and

•	Domestic foreign tax credits that have not been recognized for income tax purposes and can only be fully utilized if Cadence has sufficient levels of foreign source income in the future.
Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. Cadence intends to indefinitely reinvest $297.1 million of undistributed earnings of its foreign subsidiaries as of December 28, 2013, to meet the working capital and long-term capital needs of its foreign subsidiaries. The unrecognized deferred tax liability for these indefinitely reinvested foreign earnings was $51.2 million as of December 28, 2013.
As of December 28, 2013, Cadence's operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(in thousands)
Federal	$5,394	from 2021 through 2029
California	256,393	from 2014 through 2031
Other states (tax effected, net of federal benefit)	3,265	from 2014 through 2031
Foreign (tax effected)	7,777	from 2021 through indefinite
As of December 28, 2013, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(in thousands)
Federal*	$114,646	from 2015 through 2030
California	24,946	do not expire until utilized
Other states	5,572	from 2014 through 2027
Foreign	14,675	from 2017 through 2031
_____________
*Certain of Cadence's foreign tax credits are anticipated and as result do not yet have an expiration period.

Examinations by Tax Authorities
Taxing authorities regularly examine Cadence's income tax returns.
In December 2012, the California Franchise Tax Board, or FTB, completed its field examination of Cadence's California state income tax returns for the tax years 2001 through 2003 and issued a Notice of Proposed Assessment, or NPA, that resulted in tax refunds due to Cadence. Cadence determined that certain tax positions were effectively settled and Cadence recognized a benefit for income taxes of $36.7 million in its consolidated income statement during fiscal 2012.
In June 2013, the FTB completed its field examination of Cadence's California state income tax returns for the tax years 2004 through 2006, which did not significantly impact Cadence's consolidated income statement during fiscal 2013.
As of December 28, 2013, Cadence's earliest tax years that remain open to examination include:

Jurisdiction	Earliest Tax Year Open to Examination

United States - Federal	2010
United States - California	2009
Israel	2009
Hungary	2007
Unrecognized Tax Benefits
The changes in Cadence's gross amount of unrecognized tax benefits during fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$92,378	$98,812	$131,545
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year*	6,196	2,194	(3,791)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	5,119	3,082	1,588
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(15,171)	(11,768)	(30,115)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(11,850)	(189)	(421)
Effect of foreign currency translation	1,607	247	6
Unrecognized tax benefits at the end of the fiscal year	$78,279	$92,378	$98,812

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence's effective tax rate	$49,458	57,725	$75,057
_________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions

The total amounts of interest and penalties recognized in the consolidated income statements as provision (benefit) for income taxes for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In thousands)
Interest	$(12,470)	$(11,184)	$2,173
Penalties	(7,698)	(1,862)	(1,495)
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 28, 2013 and December 29, 2012 were as follows:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Interest	$37	$24,427
Penalties	1,227	8,953

NOTE 7. RECEIVABLES AND ALLOWANCES FOR DOUBTFUL ACCOUNTS
Cadence's current and long-term receivables balances as of December 28, 2013 and December 29, 2012 were as follows:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Accounts receivable	$76,057	$67,259
Unbilled accounts receivable	31,567	30,647
Long-term receivables	3,672	7,559
Total receivables	$111,296	$105,465
Less allowance for doubtful accounts	—	(85)
Total receivables, net	$111,296	$105,380
Cadence's customers are primarily concentrated within the semiconductor and electronics systems industries. As of December 28, 2013 and December 29, 2012, no single customer accounted for 10% of Cadence's total receivables. As of December 28, 2013 and December 29, 2012, approximately 47% of Cadence's total receivables were attributable to the ten customers with the largest balances of total receivables.
The following table presents the change in Cadence's allowance for doubtful accounts for fiscal 2013, 2012 and 2011:

	Balance at Beginning of Period	(Charged to) Credited to Costs and Expenses	Uncollectible Accounts Written Off, Net	Balance at End of Period
	(In thousands)
Year ended December 28, 2013	$(85)	$85	$—	$—
Year ended December 29, 2012	$—	$(215)	$130	$(85)
Year ended December 31, 2011	$(7,604)	$6,596	$1,008	$—

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2013.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 28, 2013 and December 29, 2012:

	Fair Value Measurements as of December 28, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$345,872	$345,872	$—	$—
Bank certificates of deposit	2,300	—	2,300	—
Short-term investments:
Corporate debt securities	37,441	—	37,441	—
Bank certificates of deposit	20,308	—	20,308	—
United States Treasury securities	24,246	24,246	—	—
United States government agency securities	10,223	10,223	—	—
Commercial paper	2,493	—	2,493	—
Marketable equity securities	2,077	2,077	—	—
Trading securities held NQDC trust	23,960	23,960	—	—
2015 Notes Hedges	306,817	—	306,817	—
Foreign currency exchange contracts	262	—	262	—
Total Assets	$775,999	$406,378	$369,621	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,091	$—	$—	$4,091
2015 Notes Embedded Conversion Derivative	306,817	—	306,817	—
Total Liabilities	$310,908	$—	$306,817	$4,091

	Fair Value Measurements as of December 29, 2012:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$566,334	$566,334	$—	$—
Short-term investments:
Corporate debt securities	31,359	—	31,359	—
Bank certificates of deposit	27,826	—	27,826	—
United States Treasury securities	23,239	23,239	—	—
United States government agency securities	10,258	10,258	—	—
Commercial paper	5,783	—	5,783	—
Marketable equity securities	2,239	2,239	—	—
Trading securities held in NQDC trust	24,329	24,329	—	—
2015 Notes Hedges	303,154	—	303,154	—
Foreign currency exchange contracts	1,737	—	1,737	—
Total Assets	$996,258	$626,399	$369,859	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,218	$—	$—	$4,218
2015 Notes Embedded Conversion Derivative	303,154	—	303,154	—
Total Liabilities	$307,372	$—	$303,154	$4,218
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
The fair values of Cadence's 2015 Notes, which differ from their carrying values, are influenced by interest rates and Cadence's stock price and stock price volatility and are determined by prices for the 2015 Notes observed in market trading, which are level 2 inputs.
Cadence's foreign currency exchange contracts are measured at fair value using observable foreign currency exchange rates.

Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence's 2011 and 2010 acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of December 28, 2013 and December 29, 2012. Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the consolidated income statements. Cash payments of contingent consideration are classified in the consolidated statements of cash flows as a financing activity up to the amount of the contingent consideration recorded at the time of the acquisition, and as an operating activity for cash payments above the liability recorded at the time of acquisition.
The following table summarizes the level 3 activity for fiscal 2013 and 2012:

(In thousands)
Balance as of December 31, 2011	$3,911
Payments	(39)
Adjustments	346
Balance as of December 29, 2012	$4,218
Payments	(835)
Adjustments	708
Balance as of December 28, 2013	$4,091
Cadence acquired intangible assets of $173.8 million, $40.6 million and $21.6 million in fiscal 2013, 2012 and 2011, respectively. The fair value of the intangible assets acquired was determined using the income approach and using level 3 inputs. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to IP solutions and electronic design automation software development, discount rates consistent with the level of risk and the economy in general. The fair value of these intangible assets is affected most significantly by the projected income associated with the intangible assets and the anticipated timing of the projected income, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the income projections had increased or decreased, the fair value of the intangible assets would have increased or decreased accordingly in amounts that would have varied based on the anticipated timing of the projected income and the discount rate used to calculate the present value of the expected income. Cadence used discount rates ranging from 10% to 15% to value the intangible assets acquired during fiscal 2013.
As part of its fiscal 2013 acquisitions, Cadence also assumed obligations related to deferred revenue of $8.2 million, which was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit between 10% and 25%. The total costs including the assumed profit were adjusted to present value using a discount rate of approximately 3%. The resulting fair value approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligation was affected most significantly by the estimated costs required to support the obligation, but was also affected by the assumed profit and the discount rate.
As part of its 2012 acquisition, Cadence assumed an obligation related to deferred revenue of $3.8 million, which was also estimated using the cost build-up approach.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets, deferred revenue obligations and contingent consideration are reasonable, but significant judgment is involved.

NOTE 9. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence's cash, cash equivalents and short-term investments at fair value as of December 28, 2013 and December 29, 2012 were as follows:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Cash and cash equivalents	$536,260	$726,357
Short-term investments	96,788	100,704
Cash, cash equivalents and short-term investments	$633,048	$827,061
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence's cash equivalents approximates fair value. The following table summarizes Cadence's cash and cash equivalents at fair value as of December 28, 2013 and December 29, 2012:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Cash and interest bearing deposits	$188,088	$160,023
Money market funds	345,872	566,334
Bank certificates of deposit	2,300	—
Total cash and cash equivalents	$536,260	$726,357
Short-Term Investments
The following tables summarize Cadence's short-term investments as of December 28, 2013 and December 29, 2012:

	December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$37,422	$30	$(11)	$37,441
Bank certificates of deposit	20,300	9	(1)	20,308
United States Treasury securities	24,219	28	(1)	24,246
United States government agency securities	10,212	11	—	10,223
Commercial paper	2,492	1	—	2,493
Marketable debt securities	94,645	79	(13)	94,711
Marketable equity securities	1,817	260	—	2,077
Total short-term investments	$96,462	$339	$(13)	$96,788

	As of December 29, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$31,313	$57	$(11)	$31,359
Bank certificates of deposit	27,805	21	—	27,826
United States Treasury securities	23,213	26	—	23,239
United States government agency securities	10,245	13	—	10,258
Commercial paper	5,777	6	—	5,783
Marketable debt securities	98,353	123	(11)	98,465
Marketable equity securities	1,817	422	—	2,239
Total short-term investments	$100,170	$545	$(11)	$100,704
As of December 28, 2013, no securities held by Cadence had been in an unrealized loss position for greater than nine months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of December 28, 2013, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$51,324	$51,358
Due in one to three years	43,321	43,353
Total marketable debt securities included in short-term investments	$94,645	$94,711
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income, net in the consolidated income statements.
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
Cadence records in the consolidated income statements as other income, net, realized gains and losses from the sale of non-marketable investments, write downs related to cost method investments due to other-than-temporary declines in value and its proportional share of issuers' gains or losses related to equity method investments.
The equity method income or loss recorded by Cadence is based on its percentage ownership in the issuer.
Cadence's non-marketable investments as of December 28, 2013 and December 29, 2012 were as follows:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Cost method	$3,038	$3,038
Equity method	3,639	4,249
Total non-marketable investments	$6,677	$7,287

NOTE 10. BALANCE SHEET COMPONENTS

A summary of certain balance sheet components as of December 28, 2013 and December 29, 2012 is as follows:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Inventories:
Raw materials	$30,554	$23,654
Finished goods	19,666	12,509
Inventories	$50,220	$36,163

Prepaid expenses and other:
Prepaid expenses and other current assets	$31,751	$68,494
Deferred income taxes	91,631	58,542
Prepaid expenses and other	$123,382	$127,036

Property, plant and equipment:
Computer equipment and related software	$462,044	$541,180
Buildings	126,512	127,201
Land	55,980	55,964
Leasehold, building and land improvements	93,049	87,506
Furniture and fixtures	23,026	21,961
Equipment	44,949	44,108
In-process capital assets	1,649	1,969
Total cost	807,209	879,889
Less: Accumulated depreciation and amortization	(568,494)	(635,450)
Property, plant and equipment, net	$238,715	$244,439

Other assets:
Deferred income taxes	$144,553	$171,721
NQDC trust assets	23,866	24,235
Other long-term assets	28,106	29,610
Other assets	$196,525	$225,566

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$145,047	$129,956
Accounts payable	24,963	6,412
Income taxes payable - current	11,062	2,305
Accrued operating liabilities	35,522	32,645
Accounts payable and accrued liabilities	$216,594	$171,318

Other long-term liabilities:
Income taxes payable - long-term	$11,396	$51,994
NQDC trust liability	23,960	24,329
Other long-term liabilities	36,080	27,710
Other long-term liabilities	$71,436	$104,033

NOTE 11. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence's 2000 Equity Incentive Plan, as amended, or the 2000 Plan, provides for the issuance of non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquired restricted stock. The total number of shares available for issuance under the 2000 Plan, as amended, is 57,500,000 plus any shares that were not subject to a grant or that are forfeited under prior plans that were terminated and incorporated into the 2000 Plan. Options granted under the 2000 Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a three to four-year period. Options granted under the 2000 Plan expire seven years from the date of grant.
Cadence's 1987 Stock Incentive Plan, or the 1987 Plan, provides for the issuance of either incentive or non-qualified options, restricted stock awards and restricted stock units. The 1987 Plan is used to grant awards to certain executive officers. The number of shares available for issuance under the 1987 Plan, as amended, is 79,370,100 shares, of which only 5,000,000 shares may be issued pursuant to restricted stock awards. Options granted under the 1987 Plan have an exercise price not less than fair market value of the stock on the date of grant and become exercisable over periods of up to five years, and expire seven years from the date of grant. Vesting of restricted stock awards granted under the 1987 Plan may require attainment of specified performance criteria.
Cadence's 1995 Directors Stock Incentive Plan, or the Directors Plan, provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. The maximum number of shares available for issuance under the Directors Plan is 3,550,000. Options granted under the Directors Plan expire after ten years and vest one year from the date of grant.
Cadence has assumed certain options granted to employees of acquired companies, or Acquired Options. The Acquired Options were assumed by Cadence outside of its stock option plans, and each option is administered under the terms of the respective original plans of the acquired companies. All of the Acquired Options have been adjusted for the price conversion under the terms of the acquisition agreement between Cadence and the relevant acquired company. If the Acquired Options are canceled, forfeited or expire, they do not become available for future grant. No additional options will be granted under any of the acquired companies' plans.
Stock-based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the Employee Stock Purchase Plan, or ESPP, during fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In thousands)
Stock options	$13,100	$8,752	$8,685
Restricted stock	49,019	34,838	30,815
ESPP	4,166	3,971	4,088
Total stock-based compensation expense	$66,285	$47,561	$43,588

Income tax benefit	$16,236	$12,453	$1,406
Stock-based compensation expense is reflected throughout Cadence's costs and expenses during fiscal 2013, 2012 and 2011 as follows:

	2013	2012	2011
	(In thousands)
Cost of product and maintenance	$1,596	$1,317	$1,468
Cost of services	2,321	1,889	2,105
Marketing and sales	15,642	10,193	10,356
Research and development	32,999	21,516	18,561
General and administrative	13,727	12,646	11,098
Total stock-based compensation expense	$66,285	$47,561	$43,588

The fair value of stock options and purchase rights issued under Cadence's ESPP are calculated using the Black-Scholes option pricing model. The computation of the expected volatility assumption used for new awards is based on implied volatility when the remaining maturities of the underlying traded options are at least one year. When the remaining maturities of the underlying traded options are less than one year, expected volatility is based on a weighting of historical and implied volatilities. When determining the expected term, Cadence reviews historical employee exercise behavior from options having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes for the comparable term in effect at the time of grant. The expected dividend yield used in the calculation is zero because Cadence has not historically paid and does not expect to pay dividends in the foreseeable future.
Stock Options
The exercise price of each stock option granted under Cadence's employee equity incentive plans is equal to or greater than the closing price of Cadence's common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Dividend yield	None	None	None
Expected volatility	40.0%	46.4%	44.9%
Risk-free interest rate	0.86%	0.79%	2.18%
Expected term (in years)	4.7	4.6	4.7
Weighted-average fair value of options granted	$4.93	$4.57	$3.93
A summary of the changes in stock options outstanding under Cadence's equity incentive plans during fiscal 2013 is presented below:

		Weighted- Average	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 29, 2012	19,278	$10.71
Acquired options	1,495	$2.46
Granted	1,042	$14.21
Exercised	(2,982)	$9.25
Canceled and forfeited	(1,358)	$15.88
Options outstanding as of December 28, 2013	17,475	$10.06	3.4	$80,673
Options vested as of December 28, 2013	14,104	$10.27	2.8	$64,423
Options vested as of, and expected to vest after, December 28, 2013	17,462	$10.06	3.4	$80,632
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $18.5 million as of December 28, 2013, which will be recognized over the remaining weighted-average vesting period of 2.0 years.
The total intrinsic value of and cash received from options exercised during fiscal 2013, 2012 and 2011 was:

	2013	2012	2011
	(In thousands)
Intrinsic value of options exercised	$15,114	$11,493	$7,255
Cash received from options exercised	$27,569	$19,119	$6,478

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
Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(In thousands)
Stock-based compensation expense related to performance-based grants	$4,340	$3,230	$2,174
A summary of the changes in restricted stock outstanding under Cadence's equity incentive plans during fiscal 2013, is presented below:

		Weighted- Average Grant Date	Weighted- Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of December 29, 2012	9,444	$10.40
Granted	5,306	$15.30
Vested	(4,089)	$9.87
Forfeited	(548)	$11.77
Unvested shares as of December 28, 2013	10,113	$13.11	1.1	$139,761
Unvested shares expected to vest after December 28, 2013	9,418	$13.08	1.1	$130,131
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants of $101.2 million as of December 28, 2013, which will be recognized over the remaining weighted-average vesting period of 2.0 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2013, 2012 and 2011 was:

	2013	2012	2011
	(In thousands)
Fair value of restricted stock realized upon vesting	$58,091	$48,249	$43,756
Employee Stock Purchase Plan
Cadence provides an ESPP, as amended from time to time. Under the terms of the ESPP, Cadence is authorized to issue up to 74,000,000 shares of common stock.
Under the ESPP and through the January 31, 2014 purchase date, a majority of Cadence's employees could purchase Cadence's common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 5% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $7,058.82 worth of common stock. The offering periods have a six-month duration and begin on each February 1 and August 1. The purchase dates fall on the last days of the six-month offering periods.

Under the terms of the ESPP, for the offering period that commenced February 1, 2014, a majority of Cadence employees are eligible to purchase Cadence's common stock in an amount not to exceed 7% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $9,411.76 worth of common stock.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Dividend yield	None	None	None
Expected volatility	25.7%	31.4%	38.4%
Risk-free interest rate	0.09%	0.12%	0.17%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of options granted	$3.21	$2.78	$2.48
Shares of common stock issued under the ESPP for fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	1,382	1,548	2,029
Cash received for the purchase of shares under the ESPP	$15,088	$13,568	$13,236
Weighted-average purchase price per share	$10.91	$8.77	$6.52
Reserved for Future Issuance
As of December 28, 2013, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	32,600
2015 Warrants	46,382
2013 Warrants	6,830
Employee stock purchase plans	9,869
Directors stock option plans*	2,475
Total	98,156
_____________
* Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.

NOTE 12. RESTRUCTURING AND OTHER CHARGES
During fiscal 2013, Cadence initiated a restructuring plan, or the 2013 Restructuring Plan, to better align its resources with its business strategy. In connection with the 2013 Restructuring Plan, Cadence recorded restructuring and other charges of $17.6 million related to estimated severance payments, severance-related benefits and costs for outplacement services.
Severance and termination benefits related to the 2013 Restructuring Plan of approximately $6.9 million were paid to employees before December 28, 2013. The balance of the accrued severance and termination benefits payments of approximately $10.7 million is expected to be paid primarily during fiscal 2014. Amounts expected to be paid during fiscal 2014 are included in accounts payable and accrued liabilities in Cadence's consolidated balance sheet as of December 28, 2013.
Cadence has initiated various other restructuring plans in the past in an effort to operate more efficiently. The prior restructuring plans were primarily comprised of severance and termination benefits related to headcount reductions and lease loss estimates related to facilities vacated under the restructuring plans.
As of December 28, 2013, the total amount accrued for facility-related lease loss charges resulting from Cadence's restructuring plans was $3.6 million. The maximum lease loss could be as high as $6.3 million and will be influenced by rental rates and the ability to find and maintain tenants to sublease the vacated facilities. The cash payments related to these facilities, net of sublease income, if any, will be made through 2025.
The remaining accrual for Cadence's restructuring plans is recorded in the consolidated balance sheet as follows:

As of
December 28, 2013
(In thousands)
Accounts payable and accrued liabilities	$10,139
Other long-term liabilities	4,085
Total accrued as of December 28, 2013	$14,224
The following table presents activity for Cadence's restructuring plans during fiscal 2013, 2012 and 2011:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, January 1, 2011	$9,198	$5,868	$5	$15,071
Restructuring and other charges (credits), net	(944)	1,304	—	360
Non-cash charges	—	137	—	137
Cash payments	(8,385)	(2,219)	—	(10,604)
Effect of foreign currency translation	177	(114)	—	63
Balance, December 31, 2011	$46	$4,976	$5	$5,027
Restructuring and other charges (credits), net	(29)	147	(5)	113
Cash payments	(17)	(906)	—	(923)
Effect of foreign currency translation	—	126	—	126
Balance, December 29, 2012	$—	$4,343	$—	$4,343
Restructuring and other charges, net	17,589	101	309	17,999
Non-cash charges (credits)	—	—	(309)	(309)
Cash payments	(6,944)	(951)	—	(7,895)
Effect of foreign currency translation	27	59	—	86
Balance, December 28, 2013	$10,672	$3,552	$—	$14,224

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
The calculations for basic and diluted net income per share for fiscal 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(In thousands, except per share amounts)
Net income	$164,243	$439,948	$72,229
Weighted-average common shares used to calculate basic net income per share	277,796	270,479	263,892
2023 Notes	8	11	11
2015 Warrants	10,549	4,237	—
Stock-based awards	6,211	5,940	6,913
Weighted-average common shares used to calculate diluted net income per share	294,564	280,667	270,816
Net income per share - basic	$0.59	$1.63	$0.27
Net income per share - diluted	$0.56	$1.57	$0.27
The following table presents shares of Cadence's common stock outstanding for fiscal 2013, 2012 and 2011 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2013	2012	2011
	(In thousands)
2015 Warrants	—	—	46,382
2013 and 2011 Warrants	6,830	6,830	13,922
Options to purchase shares of common stock	5,973	11,501	17,580
Non-vested shares of restricted stock	846	70	800
Total potential common shares excluded	13,649	18,401	78,684

NOTE 14. OTHER COMPREHENSIVE INCOME
Cadence's other comprehensive income is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses as presented in Cadence's consolidated statements of comprehensive income.
Accumulated other comprehensive income was comprised of the following as of December 28, 2013, and December 29, 2012:

	As of
	December 28, 2013	December 29, 2012
	(In thousands)
Foreign currency translation gain	$27,183	$48,653
Changes in defined benefit plan liabilities	(3,218)	(5,229)
Unrealized holding gains on available-for-sale securities	346	526
Total accumulated other comprehensive income	$24,311	$43,950
For fiscal 2013, 2012 and 2011, there were no significant amounts reclassified to net income from foreign currency translation gain or changes in defined benefit plan liabilities components of accumulated other comprehensive income.

Changes in unrealized holding gains or losses on available-for-sale securities includes the following for fiscal 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Unrealized holding gains or losses	$(127)	$(764)	$50
Tax effect of unrealized holding gains	—	—	2,882
Reclassification of unrealized holding gains or losses to other income, net	(53)	(141)	(8,072)
Changes in unrealized holding gains or losses	$(180)	$(905)	$(5,140)

NOTE 15. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Equipment and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options and escalating rent payments. Rental expense is recognized on a straight-line basis and was as follows during fiscal 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Rent expense	$21,667	$20,082	$20,633
As of December 28, 2013, future minimum lease payments under non-cancelable operating leases were as follows:

		Committed
	Operating	Sub-lease	Net Operating
	Leases	Income	Leases
For the fiscal years:	(In thousands)
2014	$23,233	$(902)	$22,331
2015	20,109	(530)	19,579
2016	15,664	(282)	15,382
2017	8,046	(90)	7,956
2018	5,537	—	5,537
Thereafter	9,634	—	9,634
Total lease payments	$82,223	$(1,804)	$80,419
Of the operating lease payments noted above, $3.6 million was accrued as part of Cadence's restructuring plans as of December 28, 2013 and will be charged against the restructuring accrual as paid.
Purchase Obligations
Cadence had purchase obligations of $78.2 million as of December 28, 2013 that were associated with agreements or commitments for purchases of goods or services.
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

Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2013, 2012 and 2011.
Cadence's product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence's intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2013, 2012 and 2011.

NOTE 16. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence's total contributions made to these plans during fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In thousands)
Contributions to defined contribution plans	$20,055	$17,896	$16,244
Executive Officers and Directors may also elect to defer compensation payable to them under Cadence's NQDC. Deferred compensation payments are held in investment accounts and the values of the accounts are adjusted each quarter based on the fair value of the investments held in the NQDC. These investments are classified as trading securities in the consolidated balance sheets and gains and losses are recognized as other income (expense) in the consolidated income statements. Net recognized gains (losses) of trading securities during fiscal 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(In thousands)
Trading securities	$3,293	$4,453	$(472)
Certain of Cadence's international subsidiaries sponsor defined benefit retirement plans. The unfunded projected benefit obligation for Cadence's defined benefit retirement plans is recorded in other long-term liabilities in the consolidated balance sheets. The unfunded projected benefit obligation for these retirement plans as of December 28, 2013, December 29, 2012 and December 31, 2011 was as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Unfunded projected benefit obligation - defined benefit retirement plans	$7,160	$9,400	$8,889
Cadence recorded total expense related to these defined benefit retirement plans during fiscal 2013, 2012 and 2011 as follows:

	2013	2012	2011
	(In thousands)
Expense related to defined benefit retirement plans	$1,817	$1,580	$2,175

NOTE 17. OTHER INCOME, NET
Cadence's other income, net, for fiscal 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(In thousands)
Interest income	$1,706	$1,473	$1,303
Gains on sale of marketable debt and equity securities, net	1,364	141	8,009
Gains on sale of non-marketable investments	1,230	2,895	8,281
Gains (losses) on securities in NQDC trust	3,293	4,453	(472)
Gains on foreign exchange	285	3,263	740
Write-down of non-marketable investments	(464)	(1,103)	—
Other income, net	156	219	213
Total other income, net	$7,570	$11,341	$18,074

NOTE 18. STOCK REPURCHASE PROGRAMS
Cadence's Board of Directors has authorized the following programs to repurchase shares of Cadence's common stock in the open market, which remained in effect on December 28, 2013:

		Remaining
Authorization Date	Amount	Authorization
	(In thousands)
February 2008	$500,000	$314,389
August 2008	500,000	500,000
Total remaining authorization		$814,389
As described in Note 3, Cadence's revolving credit facility restricts certain payments, including share repurchases. There were no shares repurchased under Cadence's stock repurchase programs during fiscal 2013, 2012 or 2011.

NOTE 19. SEGMENT REPORTING
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

The following table presents a summary of revenue by geography for fiscal 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands)
Americas:
United States	$648,714	$567,609	$489,438
Other Americas	22,940	22,967	25,152
Total Americas	671,654	590,576	514,590
Europe, Middle East and Africa	303,593	262,375	234,880
Japan	195,804	218,731	204,388
Asia	289,065	254,742	195,977
Total	$1,460,116	$1,326,424	$1,149,835
The following table presents a summary of long-lived assets by geography as of December 28, 2013, December 29, 2012 and December 31, 2011:

	As of
	December 28, 2013	December 29, 2012	December 31, 2011
	(In thousands)
Americas:
United States	$207,694	$214,711	$230,884
Other Americas	294	185	35
Total Americas	207,988	214,896	230,919
Europe, Middle East and Africa	6,326	5,410	4,813
Japan	893	1,649	3,960
Asia	23,508	22,484	22,825
Total	$238,715	$244,439	$262,517

NOTE 20. SUBSEQUENT EVENTS
Subsequent to December 28, 2013, Cadence completed two acquisitions for an aggregate cash consideration of approximately $28.0 million, net of an estimated $2.0 million of cash acquired. Cadence is in the process of determining the fair values of the net assets acquired and will include the acquired companies’ results of operations in its financial statements with effect from the purchase dates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated:	February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	DATE:	February 20, 2014
Lip-Bu Tan
President, Chief Executive Officer and Director

/s/ Geoffrey G. Ribar	DATE:	February 20, 2014
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Dr. John B. Shoven	February 20, 2014
Dr. John B. Shoven, Chairman of the Board of Directors

/s/	Susan L. Bostrom	February 20, 2014
Susan L. Bostrom, Director

/s/	Dr. James D. Plummer	February 20, 2014
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 20, 2014
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	George M. Scalise	February 20, 2014
George M. Scalise, Director

/s/	Roger Siboni	February 20, 2014
Roger Siboni, Director

/s/	Young K. Sohn	February 20, 2014
Young K. Sohn, Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
2.01	Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.	10-Q	001-10606	2.01	8/4/2010
2.02	Agreement and Plan of Merger, dated as of March 11, 2013, by and among the Registrant, Tundra Holdings, Inc., Tundra Subsidiary Corporation, Tensilica, Inc. and Shareholder Representative Services LLC, as Stockholder Agent.	10-Q	000-15867	2.01	4/25/2013
3.01	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	8/18/1998
3.02	Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	3/27/2000
3.03	Amended and Restated Bylaws, as amended and effective July 29, 2008.	8-K	001-10606	3.01	8/1/2008
4.01	Specimen Certificate of the Registrant's Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	4.01	8/4/2010
10.01*	The Registrant's Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008, under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards, as currently in effect under the Registrant's 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant's 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012

10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant's 1995 Directors Stock Incentive Plan.		000-15867	10.76	2/21/2013
10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant's 1995 Directors Stock Incentive Plan.		000-15867	10.77	2/21/2013
10.11*	The Registrant's Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011
10.12*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant's Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.13*	Form of Restricted Stock Unit Award Agreement, as currently in effect under the Registrant's Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement, as currently in effect under the Registrant's Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	The Registrant's Amended and Restated Employee Stock Purchase Plan.	S-8	333-188449	99.01	5/8/2013
10.16*	The Registrant's 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.17*	The Registrant's 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.18*	The Registrant's 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.1	2/26/2008
10.19*	The Registrant's 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	2/26/2008
10.20*	Amendments Number One and Two of the Registrant's 2009 Deferred Compensation Plan.	10-K	001-10606	10.14	3/2/2009
10.21*	The Senior Executive Bonus Plan.	8-K	001-10606	10.01	5/16/2011
10.22*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.23	Neolinear, Inc. 2004 Stock Option Plan.	S-8	333-115351	99.1	5/10/2004
10.24	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	4/12/2005
10.25	Verisity Ltd. 1999 Israeli Share Option Plan.	S-8	333-124025	99.2	4/12/2005
10.26	Verisity Ltd. 1997 Israel Share and Stock Option Incentive Plan.	S-8	333-124025	99.3	4/12/2005
10.27	Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	4/12/2005
10.28	Axis Systems, Inc. 1997 Stock Plan, as amended and restated.	S-8	333-124025	99.6	4/12/2005
10.29	Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	9/5/2007
10.30	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
10.31	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.32	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013

10.33*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10.34*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.	10-K	001-10606	10.91	3/2/2009
10.35*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.36*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.37*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	3/2/2009
10.38*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.39*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant's named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.40*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant's named executive officers.	10-K	001-10606	10.94	2/26/2010
10.41*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.42*	Employment Agreement, effective as of October 21, 2011, between the Registrant and Geoffrey G. Ribar.	10-K	001-10606	10.77	2/24/2012
10.43*	Employment Agreement, effective as of March 28, 2013, between the Registrant and Martin Lund.	10-Q	000-15867	10.01	4/25/2013
10.44*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.					X
10.45*	Offer Letter, executed March 13, 2012, between the Registrant and Anirudh Devgan.					X
10.46	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.86	2/23/2007
10.47	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Morgan Stanley Bank, as agent for Morgan Stanley & Co. International Limited.	10-K	001-10606	10.87	2/23/2007
10.48	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.9	2/23/2007
10.49	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association.	10-K	001-10606	10.91	2/23/2007
10.50	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.94	2/23/2007

10.51	Warrant Transaction Confirmation, dated December 14, 2006, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as agent for Merrill Lynch International.	10-K	001-10606	10.95	2/23/2007
10.52	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.01	8/4/2010
10.53	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.02	8/4/2010
10.54	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.03	8/4/2010
10.55	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.04	8/4/2010
10.56	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.05	8/4/2010
10.57	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant's 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.06	8/4/2010
10.58	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.07	8/4/2010
10.59	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.08	8/4/2010
10.60	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.09	8/4/2010
10.61	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.1	8/4/2010
10.62	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.11	8/4/2010
10.63	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.12	8/4/2010
10.64	Credit Agreement, dated as of December 12, 2012, by and among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	12/13/2012
21.01	Subsidiaries of the Registrant.					X
23.01	Independent Registered Public Accounting Firm's Consent.					X

31.01	Certification of the Registrant's Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.	X
31.02	Certification of the Registrant's Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.	X
32.01	Certification of the Registrant's Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of the Registrant's Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.