Form 10-Q
period 2014-03-29
CADENCE DESIGN SYSTEMS INC
filed 2014-04-21
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-15867
_____________________________________
CADENCE DESIGN SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________

Delaware	00-0000000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2655 Seely Avenue, Building 5, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 29, 2014, approximately 289,512,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$532,761	$536,260
Short-term investments	97,006	96,788
Receivables, net	106,322	107,624
Inventories	55,605	50,220
2015 notes hedges	369,731	306,817
Prepaid expenses and other	136,300	123,382
Total current assets	1,297,725	1,221,091
Property, plant and equipment, net of accumulated depreciation of $576,562 and $568,494, respectively	239,425	238,715
Goodwill	478,990	456,905
Acquired intangibles, net of accumulated amortization of $107,521 and $139,820, respectively	316,498	311,693
Long-term receivables	6,193	3,672
Other assets	185,389	196,525
Total assets	$2,524,220	$2,428,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	329,058	324,826
2015 notes embedded conversion derivative	369,731	306,817
Accounts payable and accrued liabilities	189,200	216,594
Current portion of deferred revenue	304,705	299,973
Total current liabilities	1,192,694	1,148,210
Long-term liabilities:
Long-term portion of deferred revenue	48,299	52,850
Other long-term liabilities	69,025	71,436
Total long-term liabilities	117,324	124,286
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,785,069	1,757,242
Treasury stock, at cost	(147,621)	(140,142)
Accumulated deficit	(452,236)	(485,306)
Accumulated other comprehensive income	28,990	24,311
Total stockholders’ equity	1,214,202	1,156,105
Total liabilities and stockholders’ equity	$2,524,220	$2,428,601

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue:
Product and maintenance	$357,350	$328,271
Services	21,200	25,995
Total revenue	378,550	354,266
Costs and expenses:
Cost of product and maintenance	42,197	29,847
Cost of services	14,902	18,344
Marketing and sales	98,323	90,402
Research and development	146,466	124,084
General and administrative	28,744	29,810
Amortization of acquired intangibles	5,210	3,791
Restructuring and other charges (credits)	396	(148)
Total costs and expenses	336,238	296,130
Income from operations	42,312	58,136
Interest expense	(7,268)	(9,262)
Other income, net	3,382	2,175
Income before provision (benefit) for income taxes	38,426	51,049
Provision (benefit) for income taxes	5,356	(27,560)
Net income	$33,070	$78,609
Net income per share – basic	$0.12	$0.29
Net income per share – diluted	$0.11	$0.27
Weighted average common shares outstanding – basic	281,615	274,936
Weighted average common shares outstanding – diluted	301,034	292,151

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$33,070	$78,609
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	4,452	(6,162)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(181)	(284)
Changes in defined benefit plan liabilities	408	318
Total other comprehensive income (loss), net of tax effects	4,679	(6,128)
Comprehensive income	$37,749	$72,481

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash and cash equivalents at beginning of period	$536,260	$726,357
Cash flows from operating activities:
Net income	33,070	78,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,017	21,682
Amortization of debt discount and fees	4,882	6,281
Stock-based compensation	18,864	13,810
Gain on investments, net	(3,651)	(1,006)
Deferred income taxes	2,245	8,695
Other non-cash items	2,344	(1,007)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(108)	23,652
Inventories	(9,373)	(979)
Prepaid expenses and other	(9,753)	(1,099)
Other assets	3,157	4,148
Accounts payable and accrued liabilities	(29,680)	(11,003)
Deferred revenue	(5,508)	(16,648)
Other long-term liabilities	(4,408)	(49,799)
Net cash provided by operating activities	28,098	75,336
Cash flows from investing activities:
Purchases of available-for-sale securities	(47,005)	(24,282)
Proceeds from the sale of available-for-sale securities	32,586	14,985
Proceeds from the maturity of available-for-sale securities	13,905	8,700
Proceeds from the sale of long-term investments	—	6,102
Purchases of property, plant and equipment	(6,252)	(6,569)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(27,422)	(757)
Net cash used for investing activities	(34,188)	(1,821)
Cash flows from financing activities:
Principal payments on receivable financing	—	(2,526)
Payment of acquisition-related contingent consideration	(1,835)	(582)
Tax effect related to employee stock transactions allocated to equity	1,827	5,276
Proceeds from issuance of common stock	23,377	21,801
Stock received for payment of employee taxes on vesting of restricted stock	(10,981)	(8,775)
Payments for repurchases of common stock	(12,517)	—
Net cash provided by (used for) financing activities	(129)	15,194
Effect of exchange rate changes on cash and cash equivalents	2,720	(4,914)
Increase (decrease) in cash and cash equivalents	(3,499)	83,795
Cash and cash equivalents at end of period	$532,761	$810,152

Supplemental cash flow information:
Cash paid for interest	$112	$183
Cash paid for taxes, net	$5,393	$(21)
Non-cash investing and financing activities:
Available-for-sale securities received from customer	$—	$209

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Certain prior period balances have been reclassified to conform to current period presentation.
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results of operations, cash flows and financial position for the periods and dates presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year. Management has evaluated subsequent events through the issuance date of the unaudited condensed consolidated financial statements.
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

NOTE 2. DEBT
Cadence’s outstanding debt as of March 29, 2014 and December 28, 2013 was as follows:

	March 29, 2014			December 28, 2013
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$350,000	$(20,942)	$329,058	$350,000	$(25,174)	$324,826
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$350,000	$(20,942)	$329,058	$350,000	$(25,174)	$324,826
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
Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence’s exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. As a result of the 2015 Notes Hedges, Cadence’s maximum expected cash exposure upon conversion of the 2015 Notes is the $350.0 million principal balance of the notes and accrued interest. In June 2010, Cadence also sold warrants in separate transactions, or the 2015 Warrants. As a result of the 2015 Warrants, Cadence will experience dilution to its diluted earnings per share if its average closing stock price exceeds $10.78 for any fiscal quarter. To the extent that Cadence’s stock price exceeds $10.78 at expiration of the 2015 Warrants, Cadence will issue shares to net settle the 2015 Warrants.

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at March 29, 2014	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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
Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes are convertible into cash from March 30, 2014 through June 28, 2014 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to March 29, 2014. The net balance of the 2015 Notes of $329.1 million is classified as a current liability on Cadence’s condensed consolidated balance sheet as of March 29, 2014, as holders of the 2015 Notes have the ability to convert their notes into cash subsequent to March 1, 2015 as specified in the table above under “Conversion immediately preceding maturity.”
If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on March 29, 2014, Cadence would have recorded an expense of $23.8 million associated with the conversion, comprised of $20.9 million of unamortized debt discount and $2.9 million of unamortized transaction fees.
As of March 29, 2014, the if-converted value of the 2015 Notes to the note holders of approximately $714.3 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $719.7 million as of March 29, 2014 and $654.1 million as of December 28, 2013. The 2015 Notes currently trade at a premium to the if-converted value of the notes. As of March 29, 2014, none of the note holders had elected to convert their 2015 Notes.

2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the condensed consolidated balance sheet at its estimated fair value. The fair value was $369.7 million as of March 29, 2014 and $306.8 million as of December 28, 2013.
2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the condensed consolidated balance sheet at their estimated fair value. The 2015 Notes Hedges fair value was $369.7 million as of March 29, 2014 and $306.8 million as of December 28, 2013. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three months ended March 29, 2014 and March 30, 2013 and did not have a net impact on the condensed consolidated income statements for the respective periods.
The classification of the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current on the condensed consolidated balance sheet corresponds with the classification of the 2015 Notes.
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
The effective interest rate and components of interest expense of the 2015 Notes for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%
Contractual interest expense	$2,289	$2,289
Amortization of debt discount	$4,232	$3,910
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

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 3 to 1, and a minimum interest coverage ratio of 3 to 1.
As of March 29, 2014 and December 28, 2013, Cadence had no outstanding balance on the credit facility and was in compliance with all financial covenants.

NOTE 3. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
Acquisitions
During the three months ended March 29, 2014, Cadence completed two business combinations for total cash consideration of $27.5 million, after taking into account cash acquired of $2.1 million. The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence will continue to evaluate certain tax estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date). Cadence recorded a total of $20.8 million of goodwill, $16.9 million of other intangible assets and $8.1 million of net liabilities consisting primarily of long-term deferred income taxes and deferred revenue.
The goodwill related to Cadence’s acquisitions during the three months ended March 29, 2014 is primarily related to expected synergies from combining operations of the acquired companies with Cadence. Cadence expects that approximately $0.5 million of goodwill related to the acquisitions completed during the three months ended March 29, 2014 will be deductible for tax purposes.
Cadence amortizes intangible assets with definite lives on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The weighted-average amortization period for definite-lived intangible assets acquired during the three months ended March 29, 2014 is approximately nine years.
Transaction costs associated with Cadence’s acquisitions were $1.0 million and $3.4 million for the three months ended March 29, 2014 and March 30, 2013, respectively. These costs consisted of professional fees and administrative costs and were expensed as incurred in Cadence’s condensed consolidated income statements.
Acquisition-related Contingent Consideration
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions completed in prior fiscal years, subject to the satisfaction of future financial measures associated with the acquired technology. If performance is such that these payments are fully achieved, Cadence will be obligated to pay up to an aggregate of $11.8 million over the next 25 months. Of the $11.8 million, up to $9.2 million would be recorded as operating expenses in the condensed consolidated income statements.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 29, 2014 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2013	$456,905
Goodwill resulting from acquisitions	20,756
Effect of foreign currency translation	1,329
Balance as of March 29, 2014	$478,990

Acquired Intangibles, Net
Acquired intangibles as of March 29, 2014 were as follows, excluding intangibles that were fully amortized as of December 28, 2013:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$248,836	$(56,632)	$192,204
Agreements and relationships	161,892	(47,679)	114,213
Tradenames, trademarks and patents	9,719	(3,210)	6,509
Total acquired intangibles with definite lives	420,447	(107,521)	312,926
In-process technology	3,572	—	3,572
Total acquired intangibles	$424,019	$(107,521)	$316,498
In-process technology as of March 29, 2014 consists of acquired projects that, if completed, will contribute to Cadence’s ability to offer additional IP solutions to its customers. As of March 29, 2014, these projects were expected to be complete in six to twelve months. During the three months ended March 29, 2014, there were no significant transfers from in-process technology to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended March 29, 2014 and March 30, 2013 was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Cost of product and maintenance	$7,576	$3,807
Amortization of acquired intangibles	5,210	3,791
Total amortization of acquired intangibles	$12,786	$7,598

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2014 – remaining period	$38,792
2015	51,220
2016	45,360
2017	41,550
2018	38,609
Thereafter	97,395
Total estimated amortization expense	$312,926

NOTE 5. INCOME TAXES
Cadence’s provision for income taxes of $5.4 million for the three months ended March 29, 2014 primarily resulted from federal, state and foreign income taxes on its anticipated fiscal 2014 income. Cadence’s foreign earnings are generally subject to lower statutory tax rates than its United States earnings. In addition, Cadence’s provision for income taxes for the three months ended March 29, 2014 does not include the potential tax benefit of the United States federal research tax credit which expired in December 2013. The expiration of the research tax credit is estimated to increase Cadence’s estimated annual effective tax rate for fiscal 2014 by 3%.
Cadence’s benefit for income taxes of $27.6 million for the three months ended March 30, 2013 primarily resulted from a tax benefit of $33.7 million from the release of an uncertain tax position, including related interest and penalties, and a $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit during the period.

NOTE 6. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 29, 2014 and December 28, 2013 were as follows:

	As of
	March 29, 2014	December 28, 2013
	(In thousands)
Accounts receivable	$81,330	$76,057
Unbilled accounts receivable	24,992	31,567
Long-term receivables	6,193	3,672
Total receivables	$112,515	$111,296
Less allowance for doubtful accounts	—	—
Total receivables, net	$112,515	$111,296
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 29, 2014 and December 28, 2013, no single customer accounted for 10% of Cadence’s total receivables. As of March 29, 2014, approximately 45% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 28, 2013, approximately 47% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 29, 2014.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 29, 2014 and December 28, 2013:

	Fair Value Measurements as of March 29, 2014:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$348,884	$348,884	$—	$—
Short-term investments:
Corporate debt securities	36,906	—	36,906	—
Bank certificates of deposit	26,362	—	26,362	—
United States Treasury securities	18,944	18,944	—	—
United States government agency securities	10,366	10,366	—	—
Commercial paper	2,495	—	2,495	—
Marketable equity securities	1,933	1,933	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	23,786	23,786	—	—
2015 Notes Hedges	369,731	—	369,731	—
Total Assets	$839,407	$403,913	$435,494	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$1,805	$—	$—	$1,805
2015 Notes Embedded Conversion Derivative	369,731	—	369,731	—
Foreign currency exchange contracts	$367	$—	$367	$—
Total Liabilities	$371,903	$—	$370,098	$1,805

	Fair Value Measurements as of December 28, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$345,872	$345,872	$—	$—
Bank certificates of deposit	2,300	—	2,300	—
Short-term investments:
Corporate debt securities	37,441	—	37,441	—
Bank certificates of deposit	20,308	—	20,308	—
United States Treasury securities	24,246	24,246	—	—
United States government agency securities	10,223	10,223	—	—
Commercial paper	2,493	—	2,493	—
Marketable equity securities	2,077	2,077	—	—
Trading securities held in NQDC trust	23,960	23,960	—	—
2015 Notes Hedges	306,817	—	306,817	—
Foreign currency exchange contracts	262	—	262	—
Total Assets	$775,999	$406,378	$369,621	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,091	$—	$—	$4,091
2015 Notes Embedded Conversion Derivative	306,817	—	306,817	—
Total Liabilities	$310,908	$—	$306,817	$4,091
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
The fair values of Cadence’s 2015 Notes, which differ from their carrying values, are influenced by interest rates and Cadence’s stock price and stock price volatility and are determined by prices for the 2015 Notes observed in market trading, which are level 2 inputs.
Cadence’s foreign currency exchange contracts are measured at fair value using observable foreign currency exchange rates.

Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used discount rates ranging from 11% to 16% to value its contingent consideration liabilities as of March 29, 2014 and December 28, 2013. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the condensed consolidated income statements.
The following table summarizes the level 3 activity for the three months ended March 29, 2014:

(In thousands)
Balance as of December 28, 2013	$4,091
Payments	(2,329)
Adjustments	43
Balance as of March 29, 2014	$1,805

NOTE 8. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of March 29, 2014 and December 28, 2013 were as follows:

	As of
	March 29, 2014	December 28, 2013
	(In thousands)
Cash and cash equivalents	$532,761	$536,260
Short-term investments	97,006	96,788
Cash, cash equivalents and short-term investments	$629,767	$633,048
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of March 29, 2014 and December 28, 2013:

	As of
	March 29, 2014	December 28, 2013
	(In thousands)
Cash and interest bearing deposits	$183,877	$188,088
Money market funds	348,884	345,872
Bank certificates of deposit	—	2,300
Total cash and cash equivalents	$532,761	$536,260

Short-Term Investments
The following tables summarize Cadence’s short-term investments as of March 29, 2014 and December 28, 2013:

	As of March 29, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$36,903	$20	$(17)	$36,906
Bank certificates of deposit	26,350	12	—	26,362
United States Treasury securities	18,921	24	(1)	18,944
United States government agency securities	10,356	11	(1)	10,366
Commercial paper	2,493	2	—	2,495
Marketable debt securities	95,023	69	(19)	95,073
Marketable equity securities	1,817	116	—	1,933
Total short-term investments	$96,840	$185	$(19)	$97,006

	As of December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$37,422	$30	$(11)	$37,441
Bank certificates of deposit	20,300	9	(1)	20,308
United States Treasury securities	24,219	28	(1)	24,246
United States government agency securities	10,212	11	—	10,223
Commercial paper	2,492	1	—	2,493
Marketable debt securities	94,645	79	(13)	94,711
Marketable equity securities	1,817	260	—	2,077
Total short-term investments	$96,462	$339	$(13)	$96,788
As of March 29, 2014, no securities held by Cadence had been in an unrealized loss position for greater than twelve months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of March 29, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$42,803	$42,823
Due in one to three years	52,220	52,250
Total marketable debt securities included in short-term investments	$95,023	$95,073
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income, net in the condensed consolidated income statements.

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
Cadence records in the condensed consolidated income statements as other income, net, realized gains and losses on non-marketable investments, write downs related to cost method investments due to other-than-temporary declines in value, and the proportional share of issuers’ gains or losses related to equity method investments.
The equity method income or loss recorded by Cadence is based on its percentage ownership in the issuer.
Cadence’s non-marketable investments as of March 29, 2014 and December 28, 2013 were as follows:

	As of
	March 29, 2014	December 28, 2013
	(In thousands)
Cost method	$3,038	$3,038
Equity method	5,163	3,639
Total non-marketable investments	$8,201	$6,677

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in the past, most recently in fiscal 2013, in an effort to operate more efficiently. These restructuring plans were primarily comprised of severance and termination benefits related to headcount reductions and estimated lease losses related to facilities vacated under the restructuring plans.
The remaining accrual for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
March 29, 2014
(In thousands)
Accounts payable and accrued liabilities	$4,433
Other long-term liabilities	2,765
Total accrued as of March 29, 2014	$7,198
The following table presents activity relating to Cadence’s restructuring plans during the three months ended March 29, 2014:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 28, 2013	$10,672	$3,552	$14,224
Restructuring and other charges, net	295	101	396
Cash payments	(7,159)	(286)	(7,445)
Effect of foreign currency translation	11	12	23
Balance, March 29, 2014	$3,819	$3,379	$7,198

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
The calculations for basic and diluted net income per share for the three months ended March 29, 2014 and March 30, 2013 are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except per share amounts)
Net income	$33,070	$78,609
Weighted average common shares used to calculate basic net income per share	281,615	274,936
Convertible notes	—	11
2015 Warrants	12,576	10,668
Stock-based awards	6,843	6,536
Weighted average common shares used to calculate diluted net income per share	301,034	292,151
Net income per share - basic	$0.12	$0.29
Net income per share - diluted	$0.11	$0.27
The following table presents shares of Cadence’s common stock outstanding for the three months ended March 29, 2014 and March 30, 2013 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
2013 Warrants	1,518	6,830
Options to purchase shares of common stock	4,634	6,754
Non-vested shares of restricted stock	11	—
Total potential common shares excluded	6,163	13,584

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
Accumulated other comprehensive income was comprised of the following as of March 29, 2014, and December 28, 2013:

	As of
	March 29, 2014	December 28, 2013
	(In thousands)
Foreign currency translation gain	$31,635	$27,183
Changes in defined benefit plan liabilities	(2,810)	(3,218)
Unrealized holding gains on available-for-sale securities	165	346
Total accumulated other comprehensive income	$28,990	$24,311
For the three months ended March 29, 2014 and March 30, 2013 there were no significant amounts reclassified from accumulated other comprehensive income to net income.

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
Other Contingencies
Cadence provides its customers with a warranty on sales of emulation hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 29, 2014 or March 30, 2013.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended March 29, 2014 or March 30, 2013.

NOTE 13. OTHER INCOME, NET
Cadence’s other income, net for the three months ended March 29, 2014 and March 30, 2013 was as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Interest income	$486	$425
Gains on non-marketable investments, net	1,546	878
Gains on securities in NQDC trust	2,063	152
Gains (losses) on foreign exchange	(802)	764
Other income (expense), net	89	(44)
Total other income, net	$3,382	$2,175

NOTE 14. SEGMENT REPORTING
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
The following table presents a summary of revenue by geography for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Americas:
United States	$163,121	$149,171
Other Americas	5,784	4,615
Total Americas	168,905	153,786
Europe, Middle East and Africa	77,532	78,920
Japan	44,890	53,474
Asia	87,223	68,086
Total	$378,550	$354,266

The following table presents a summary of long-lived assets by geography as of March 29, 2014 and December 28, 2013:

	As of
	March 29, 2014	December 28, 2013
	(In thousands)
Americas:
United States	$209,612	$207,694
Other Americas	266	294
Total Americas	209,878	207,988
Europe, Middle East and Africa	6,441	6,326
Japan	809	893
Asia	22,297	23,508
Total	$239,425	$238,715

NOTE 15. SUBSEQUENT EVENT
On April 18, 2014, Cadence entered into an agreement to acquire Jasper Design Automation, Inc., or Jasper, a provider of formal analysis solutions, for approximately $170.0 million in cash. Jasper had approximately $24.0 million of cash, cash equivalents and short-term investments as of December 31, 2013. The completion of the transaction is subject to certain conditions, including regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Overview
We develop solutions that our customers use to design increasingly small and complex integrated circuits, or ICs, and electronic devices. Our solutions are designed to help our customers reduce the time to bring an IC or electronic device to market and to reduce their design, development and manufacturing costs. Our product offerings include electronic design automation, or EDA, software, emulation hardware, and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. We provide maintenance for our software, emulation hardware, and IP product offerings. We also provide engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP. These services help our customers manage and accelerate their electronics product development processes.
Our customers include semiconductor and electronics systems companies that deliver a wide range of electronics products in a number of market segments such as mobile devices, communications, cloud and data center infrastructure, personal computers and other devices. The renewal of many of our customer contracts and our customers’ decisions to make new purchases from us are dependent upon our customers’ commencement of new design projects. As a result, our business is significantly influenced by our customers’ business outlook and investment in new designs and products.
The markets our customers serve are sensitive to product price, performance and the time it takes to bring their products to market. In order to be competitive and profitable in these markets, our customers demand high levels of productivity from their design teams, better predictability in shorter development schedules, high performance products and lower development and manufacturing costs. Semiconductor and electronics systems companies are responding to these challenges and users’ demand for increased functionality and smaller devices by combining subsystems - such as radio frequency, or RF, wireless communication, signal processing, microprocessors and memory controllers - onto a single silicon chip, creating a system-on-chip, or SoC, or combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration has required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability, and has driven the need for incorporation of preverified commercial IP into these systems.
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

Our products are engineered to improve our customers’ design productivity and design quality by providing a comprehensive set of EDA solutions, emulation hardware and a differentiated portfolio of design IP and VIP. Product and maintenance revenue includes fees from licenses to use our software and IP, from sales and leases of our emulation hardware products and from royalties generated by our customers’ shipment of their products containing certain types of our IP.
We combine our products and technologies into categories related to major design activities:

•	Functional Verification, including Emulation Hardware;

•	Digital IC Design and Signoff;

•	Custom IC Design;

•	System Interconnect and Analysis; and

•	IP.
We have realigned these categories in the current period to better reflect our business objectives. As a result of the realignment, our Design for Manufacturing, or DFM, products are now categorized together with Digital IC Design and Signoff. We have also established a stand-alone category for our IP offerings, which includes design IP and VIP. The product category that was formerly called System Interconnect Design has been renamed System Interconnect and Analysis, to better reflect the growing system analysis component in this category. All prior periods presented have been conformed to the current period presentation.
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
The major Cadence® design and verification platforms are branded as Incisive® functional verification, Virtuoso® custom IC design, Encounter® digital IC design and Allegro® system interconnect design. For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
During the second quarter of fiscal 2013, we acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units, and Cosmic Circuits Private Limited, or Cosmic, a privately held provider of intellectual property used in system-on-chip design. These acquisitions, along with other acquired technology and internal development, expanded our design IP offerings, enabling us to offer customized IP as well as broader analog and mixed signal IP solutions to our customers. These acquisitions influenced revenues and operating expenses for the three months ended March 29, 2014 when compared to the same period of the prior year, which preceded the acquisitions.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the heading “Results of Operations” and “Liquidity and Capital Resources.”
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Results of Operations
Financial results for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, reflect the following:

•
An increase in our product and maintenance revenue, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and incremental revenue from the licensing of the IP that we acquired as part of our fiscal 2013 acquisitions;

•	An increase in employee-related costs, primarily consisting of incremental costs related to employees added from our fiscal 2013 acquisitions and costs related to hiring additional employees;

•	An increase in stock-based compensation;

•	An increase in amortization of acquired intangibles resulting from our fiscal 2013 acquisitions; and

•	A provision for income taxes for the three months ended March 29, 2014 as compared to a benefit for income taxes for the three months ended March 30, 2013.
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our emulation hardware technology, providing maintenance for our software, emulation hardware and IP, providing engineering services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, emulation hardware and IP products in the bookings executed in any given period and whether the revenue for such bookings is recognized over multiple periods or up front, upon completion of delivery.
We seek to achieve a consistent revenue mix such that approximately 90% of our revenue is recurring in nature, and the remainder of the resulting revenue is recognized up-front, upon completion of delivery. Our ability to achieve this mix in any single fiscal period may be impacted primarily by hardware sales, because revenue for hardware sales is generally recognized up front in the period in which delivery is completed.
For an additional description of the impact of emulation hardware sales on the timing of revenue recognition, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates – Revenue Recognition” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
Revenue by Period
The following table shows our revenue for the three months ended March 29, 2014 and March 30, 2013 and the change in revenue between periods:

	Three Months Ended		Change
	March 29, 2014	March 30, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$357.4	$328.3	$29.1	9%
Services	21.2	26.0	(4.8)	(18)%
Total revenue	$378.6	$354.3	$24.3	7%
Product and maintenance revenue increased during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and incremental revenue recognized from our fiscal 2013 acquisitions. Services revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services and customized IP offerings.
No single customer accounted for 10% or more of total revenue during the three months ended March 29, 2014 or March 30, 2013.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	March 29, 2014	December 28, 2013	September 28, 2013	June 29, 2013	March 30, 2013
Functional Verification, including Emulation Hardware	23%	25%	24%	22%	22%
Digital IC Design and Signoff	30%	29%	29%	31%	33%
Custom IC Design	27%	26%	28%	28%	28%
System Interconnect and Analysis	10%	10%	10%	11%	10%
IP	10%	10%	9%	8%	7%
Total	100%	100%	100%	100%	100%
As described in Note 2 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	March 29, 2014	March 30, 2013	Amount	Percentage
	(In millions, except percentages)
United States	$163.1	$149.2	$13.9	9%
Other Americas	5.8	4.6	1.2	26%
Europe, Middle East and Africa	77.5	78.9	(1.4)	(2)%
Japan	45.0	53.5	(8.5)	(16)%
Asia	87.2	68.1	19.1	28%
Total revenue	$378.6	$354.3	$24.3	7%
 Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies, primarily the Japanese yen, and we recognize reduced revenue from those contracts in periods when the Japanese yen weakens in value against the United States dollar and additional revenue from those contracts in periods when the Japanese yen strengthens against the United States dollar. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Revenue for Japan decreased during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, primarily due to business conditions facing our Japanese customers. Because of these conditions, we expect lower revenue for Japan during fiscal 2014, as compared to fiscal 2013.
Revenue for Asia increased during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, primarily due to an increase in revenue from emulation hardware installations and an increase in software business.
For the primary factors contributing to our increase in revenue in other geographies, see the general description under “Revenue by Period,” above.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 29, 2014	March 30, 2013
United States	43%	42%
Other Americas	2%	2%
Europe, Middle East and Africa	20%	22%
Japan	12%	15%
Asia	23%	19%
Total	100%	100%
Cost of Revenue

	Three Months Ended		Change
	March 29, 2014	March 30, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$42.2	$29.8	$12.4	42%
Services	14.9	18.3	(3.4)	(19)%
The following table shows cost of revenue as a percentage of related revenue for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Product and maintenance	12%	9%
Services	70%	71%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation hardware and licensing of our software and IP products, certain employee salary, benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, as well as the costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation hardware products include materials, assembly and overhead. These additional hardware manufacturing costs make our cost of emulation hardware product higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 29, 2014	March 30, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$34.6	$26.0	$8.6	33%
Amortization of acquired intangibles	7.6	3.8	3.8	100%
Total cost of product and maintenance	$42.2	$29.8	$12.4	42%

Cost of product and maintenance depends primarily upon our emulation hardware product sales in any given period, employee salary, benefits and other employee-related costs, and also upon the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.
The changes in product and maintenance-related costs for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, were due to the following:

Change
(In millions)
Emulation hardware costs	$9.7
Other items	(1.1)
$8.6
Emulation hardware costs increased during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, due to a higher volume of emulation hardware products sold. Profit margins on our emulation hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle. Profit margins on our emulation hardware products decreased during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013. We expect lower profit margins on the sale of our emulation hardware products for the remainder of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to an increasingly competitive environment for EDA hardware.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, primarily due to the increase in amortization of intangible assets associated with our fiscal 2013 acquisitions. We expect amortization of acquired intangibles to increase for the remainder of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to amortization of intangible assets recorded in connection with our fiscal 2014 and 2013 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 4 of the notes to condensed consolidated financial statements.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. During the three months ended March 29, 2014, we utilized certain of our design services engineers on internal research and development activities, resulting in lower cost of services expense when compared to the three months ended March 30, 2013, because these costs are recorded as research and development expense in the condensed consolidated income statement. Cost of services will fluctuate from period to period based on our utilization of design services engineers on revenue generating projects or on internal development projects.
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that may cause our operating expenses to fluctuate include changes in the number of employees due to acquisitions and hiring, foreign exchange rates, stock-based compensation and the impact of our variable compensation programs that are driven by overall operating results.
Our employee salary and other compensation-related costs increased during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, primarily due to incremental costs related to employees added from our fiscal 2013 acquisitions and hiring additional employees for our research and development and sales activities.
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
We expect our operating expenses to increase during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, due to the addition of employees through our fiscal 2014 and 2013 acquisitions and hiring of research and development and sales personnel.

Our operating expenses for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three Months Ended		Change
	March 29, 2014	March 30, 2013	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$98.3	$90.4	$7.9	9%
Research and development	146.5	124.1	22.4	18%
General and administrative	28.7	29.8	(1.1)	(4)%
Operating expenses	$273.5	$244.3	$29.2	12%
Our operating expenses, as a percentage of total revenue, for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Marketing and sales	26%	26%
Research and development	39%	35%
General and administrative	8%	8%
Operating expenses	73%	69%
 Marketing and Sales
The changes in marketing and sales expense for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, were due to the following:

Change
(In millions)
Salary, benefits and other employee-related costs	$6.3
Stock-based compensation	1.6
$7.9
The increase in salary, benefits and other employee-related costs during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, is primarily due to the addition of employees from our fiscal 2013 acquisitions and hiring of additional sales and marketing personnel.
Research and Development
 The changes in research and development expense for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, were due to the following:

Change
(In millions)
Salary, benefits and other employee-related costs	$17.8
Stock-based compensation	3.1
Other items	1.5
$22.4
The increase in salary, benefits and other employee-related costs during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, was primarily due to incremental costs related to employees added from our fiscal 2013 acquisitions and hiring of additional research and development personnel.

General and Administrative
The changes in general and administrative expense for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, were due to the following:

Change
(In millions)
Professional services	$(2.0)
Other items	0.9
$(1.1)
The decrease in professional services costs during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, was primarily due to a decrease in acquisition-related professional services.
Stock-based Compensation
Stock-based compensation expense is recorded within the various components of our costs and expenses. Stock-based compensation expense increased $5.1 million during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, primarily because of higher grant-date fair values and the assumption of certain unvested options related to our acquisitions.
We expect stock-based compensation to increase during the remainder of fiscal 2014, as compared to the same period of fiscal 2013, because we expect that new awards granted during fiscal 2014 will have higher grant date fair values compared to grants made in previous years and because awards vesting during fiscal 2014 generally have higher grant date fair values than awards that vested during fiscal 2013.
Amortization of Acquired Intangibles

	Three Months Ended		Change
	March 29, 2014	March 30, 2013	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$5.2	$3.8	$1.4	37%
The increase in amortization of acquired intangibles during the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, resulted from increased amortization of intangible assets related to our fiscal 2013 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized.
We expect amortization of acquired intangibles to increase during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, due to the amortization of intangible assets recorded in connection with our fiscal 2014 and 2013 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 4 of the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In millions)
Contractual interest expense:
2013 Notes	$—	$0.5
2015 Notes	2.3	2.3
Amortization of debt discount:
2013 Notes	—	1.7
2015 Notes	4.2	3.9
Amortization of deferred financing costs:
2013 Notes	—	0.1
2015 Notes	0.6	0.5
Other	0.2	0.3
Total interest expense	$7.3	$9.3
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In millions, except percentages)
Provision (benefit) for income taxes	$5.4	$(27.6)
Effective tax rate	13.9%	(54.0)%
Our provision for income taxes for the three months ended March 29, 2014 primarily resulted from federal, state and foreign income taxes on our anticipated fiscal 2014 income. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. In addition, our provision for income taxes for the three months ended March 29, 2014 does not include the potential tax benefit of the United States federal research tax credit, which expired in December 2013. The expiration of the research tax credit is estimated to increase our estimated annual effective tax rate for fiscal 2014 by 3%.
Our benefit for income taxes for the three months ended March 30, 2013 primarily resulted from the tax benefit of $33.7 million from the release of an uncertain tax position, including related interest and penalties, and the $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit during the period.
We estimate our annual effective tax rate for fiscal 2014 to be approximately 20%. Our estimate excludes tax effects of certain stock compensation, potential acquisitions, and other items which we cannot anticipate.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Liquidity and Capital Resources

	As of
	March 29, 2014	December 28, 2013	Change
	(In millions)
Cash, cash equivalents and short-term investments	$629.8	$633.0	$(3.2)
Net working capital	$105.0	$72.9	$32.1
Cash, Cash Equivalents and Short-term Investments
As of March 29, 2014, our principal sources of liquidity consisted of $629.8 million of cash, cash equivalents and short-term investments, as compared to $633.0 million as of December 28, 2013.
Our primary source of cash, cash equivalents and short-term investments during the three months ended March 29, 2014 was customer payments for products, maintenance and services. We also received cash from the exercise of stock options and from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the three months ended March 29, 2014 were payments relating to salaries, benefits, other employee-related costs, other operating expenses, our fiscal 2014 acquisitions, payments for inventory purchases and repurchases of our common stock.
Approximately 83% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of March 29, 2014. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of March 29, 2014. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors.”
We have a $250 million revolving credit facility that may be used to finance working capital, capital expenditures, acquisitions and other business purposes. Any outstanding loans drawn under the credit facility are payable on or before December 12, 2017. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens and make certain investments, asset dispositions and restricted payments. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 3 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1.
As of March 29, 2014, we were in compliance with the financial covenants. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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

Net Working Capital
Net working capital increased by $32.1 million as of March 29, 2014, as compared to December 28, 2013, due to the following:

Change
(In millions)
Decrease in accounts payable and accrued liabilities	$27.4
Increase in prepaid expenses and other	12.9
Increase in inventories	5.4
Decrease in receivables	(1.3)
Decrease in cash and cash equivalents	(3.5)
Increase in convertible notes	(4.2)
Increase in current portion of deferred revenue	(4.7)
Other items	0.1
$32.1
Cash Flows from Operating Activities

	Three Months Ended
	March 29, 2014	March 30, 2013	Change
	(In millions)
Cash provided by operating activities	$28.1	$75.3	$(47.2)
Cash flows from operating activities decreased $47.2 million during the three months ended March 29, 2014, as compared to March 30, 2013, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$(43.3)
Changes in operating assets and liabilities, net of effect of acquired businesses	(3.9)
$(47.2)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The decrease in cash flows from operating activities for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, was primarily due to the timing of cash receipts from customers, working capital requirements, payments under our recent restructuring plans and an increase in cash paid for taxes, net of tax refunds.
We expect to pay an additional $7.2 million related to our previous restructuring activities after March 29, 2014, of which the majority will be paid within the next twelve months.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

	Three Months Ended
	March 29, 2014	March 30, 2013	Change
	(In millions)
Cash used for investing activities	$(34.2)	$(1.8)	$(32.4)
The changes in net cash used for investing activities for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, were due to the following:

Change
(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$(26.7)
Purchases of available-for-sale securities	(22.7)
Proceeds from the sale and maturity of available-for-sale securities	22.8
Proceeds from the sale of long-term investments	(6.1)
Other items	0.3
$(32.4)
Cash paid in business combinations and asset acquisitions relates to our fiscal 2014 acquisitions. For an additional description of the acquisitions completed during the three months ended March 29, 2014, see Note 3 in the notes to condensed consolidated financial statements.
We maintain an investment portfolio of approximately $100 million in marketable debt securities. The proceeds from, purchases of and maturities of available-for-sale securities are primarily related to normal purchases, sales and maturities of the debt securities included in our investment portfolio.
We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Three Months Ended
	March 29, 2014	March 30, 2013	Change
	(In millions)
Cash provided by (used for) financing activities	$(0.1)	$15.2	$(15.3)
The changes in net cash provided by or used for financing activities for the three months ended March 29, 2014, as compared to the three months ended March 30, 2013, were due to the following:

Change
(In millions)
Payments for repurchases of common stock	$(12.5)
Tax effect related to employee stock transactions allocated to equity	(3.4)
Stock received for payment of employee taxes on vesting of restricted stock	(2.2)
Payment of acquisition-related contingent consideration	(1.3)
Proceeds from the issuance of common stock	1.6
Principal payments on receivable financing	2.5
$(15.3)

During the three months ended March 29, 2014, we used $12.5 million of cash and cash equivalents to repurchase shares of our common stock. We expect to repurchase up to a total of $50.0 million of our common stock during fiscal 2014, and we may repurchase additional shares of our common stock in fiscal 2015. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Factors Affecting Liquidity and Capital Resources
Convertible Notes
As of March 29, 2014, we had convertible notes outstanding with a net liability value of $329.1 million that mature on June 1, 2015. The principal maturity value of our 2015 Notes is $350.0 million. The total cash payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
We will owe additional cash to the note holders upon early conversion if our stock price exceeds $7.55 per share. We entered into hedges with counterparties to limit our exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders upon conversion. In separate transactions, we sold warrants, or the 2015 Warrants, with a strike price of $10.78 per share. Although our incremental cash payout exposure above the conversion price is limited by the hedges to the $350.0 million outstanding principal value of the 2015 Notes and accrued interest, we will experience dilution to our stock and to our diluted earnings per share from the outstanding 2015 Warrants to the extent our average closing stock price exceeds $10.78 in any fiscal quarter until the 2015 Notes are converted and the 2015 Warrants are settled.
Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. The 2015 Notes are convertible into cash from March 30, 2014 through June 28, 2014 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to March 29, 2014. While holders of the 2015 Notes have the right to convert their notes if early conversion conditions are met, we do not expect holders of the 2015 Notes to convert their notes under such circumstances because the economic value to the holders of the notes has exceeded and likely will continue to exceed the cash received upon conversion. If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350 million and accrued interest prior to the maturity of the 2015 Notes.
In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes currently trade at a premium to their if-converted value, and we do not anticipate a conversion of the 2015 Notes by the note holders between March 30, 2014 and June 28, 2014.
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
Acquisition-related contingent consideration
In connection with our business combinations and asset acquisitions completed in prior fiscal years, we may be obligated to make payments subject to the satisfaction of future financial measures. If performance is such that these payments are fully achieved, we will be obligated to pay up to an aggregate of $11.8 million in cash over the next 25 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
A material portion of our revenue, expenses and business activities are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies that can affect our results of operations. In certain countries where we invoice customers in the local currency, Japan in particular, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our operating expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in the United States dollar against certain foreign currencies are not generally moderated by corresponding fluctuations in our revenues, except for our operations in Japan because we receive some cash payments and make most expense payments in Japanese yen.
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
The following table provides information about our foreign currency forward exchange contracts as of March 29, 2014. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2014.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$53.5	0.72
Indian rupee	18.1	61.06
Israeli shekel	13.0	3.47
Chinese renminbi	12.9	6.14
Japanese yen	12.9	102.98
Canadian dollar	11.7	1.11
Taiwan dollar	5.6	30.32
Other	14.3	N/A
Total	$142.0
Estimated fair value	$(0.4)
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
Our short-term investments as of March 29, 2014, include $95.1 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of March 29, 2014, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of March 29, 2014.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of March 29, 2014, we had no outstanding balance on the revolving credit facility. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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

For an additional description of our 2015 Notes, see Note 2 in our notes to condensed consolidated financial statements and “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources,” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in the notes to condensed consolidated financial statements, and Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, for an additional description of these investments. Our non-marketable investments had a carrying value of $8.2 million as of March 29, 2014, and $6.7 million as of December 28, 2013.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2014.
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
Based on their evaluation as of March 29, 2014, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The IC and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. Although the semiconductor industry experienced growth in 2010, semiconductor industry revenues for 2011 remained at levels similar to 2010 and decreased slightly during 2012 and 2013, according to preliminary reports. Spending on EDA products and services grew moderately during fiscal 2012 and 2013. While spending on EDA products and services has grown in recent years, the current outlook for the semiconductor industry is uncertain and may result in a decrease in spending on EDA products and services.
While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our emulation hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor industry revenues do not grow or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that result in recurring revenue.

Our failure to respond quickly to technological developments or our customers’ increasing technological requirements could make our products uncompetitive and obsolete.
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
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. Our emulation hardware platforms must be enhanced periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A rapid transition to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our emulation hardware and IP products.
We have recorded net losses in the past and may record net losses in the future. Various factors affect our operating results, and some of them are not within our control. Our operating results for any period are affected by the timing of revenue recognition, particularly for our emulation hardware and IP products.
A substantial portion of the product revenue related to our emulation hardware business is recognized upon delivery, and our forecasted revenue results are based, in part, on our expectations of emulation hardware to be delivered in a particular quarter. Therefore, changes in emulation hardware bookings or deliveries relative to expectations will have a more immediate impact on our revenue than changes in software or services bookings, for which revenue is generally recognized over time.
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

Revenue related to our emulation hardware and IP products is inherently difficult to predict because sales of our emulation hardware and IP products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers, our customers’ willingness to expend capital to deploy our emulation hardware or IP products in those projects and the availability of our emulation hardware or IP products for delivery. Therefore, our emulation hardware or IP sales may be delayed or may decrease if our customers delay or cancel projects because their spending is constrained or if there are problems or delays with the supply or delivery of our emulation hardware or IP products or our hardware suppliers. Moreover, the emulation hardware and IP markets are highly competitive, and our customers may choose to purchase a competitor’s hardware or IP product based on cost, performance or other factors. These factors may result in lower revenue, which would have an adverse effect on our business, results of operations or cash flows.
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
We depend on sole suppliers for certain hardware components. Our reliance on sole suppliers could result in product delivery problems and delays and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply disruption, including delay in delivery of components by our suppliers or the bankruptcy or shutdown of our suppliers, could delay our production process and prevent us from delivering completed emulation hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions.
We have acquired and expect to acquire other companies and businesses. During fiscal 2013, we made several acquisitions of IP businesses. Our future revenue growth and expansion of our IP business is heavily dependent on our successful integration of these acquisitions. We may incur significant costs in connection with our potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:

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
In a number of our completed acquisitions, we have agreed to make future payments, either in the form of employee retention bonuses or contingent purchase price payments, based on the performance of the acquired companies, businesses or the employees who joined us with the acquired companies or businesses. The performance goals pursuant to which these future payments may be made generally relate to the achievement by the acquired company or business, or by the employees who joined us with the acquired company or business, of certain specified bookings, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. We may continue to use contingent purchase price payments in connection with acquisitions in the future and while we expect to derive value from an acquisition in excess of such contingent payment obligations, we may be required to make certain contingent payments without deriving the anticipated value.
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

•
Aggressive pricing competition by some of our competitors may cause us to lose our competitive position, which could result in lower revenues or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or emulation hardware systems products;

•
The challenges of developing (or acquiring externally developed) technology solutions, including emulation hardware and IP offerings, that are adequate and competitive in meeting the rapidly evolving requirements of next-generation design challenges;

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

We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Zuken Ltd. and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, CEVA, Inc. and numerous smaller IP companies. During fiscal 2012, Synopsys acquired Magma Design Automation, Inc., EVE SA and Springsoft, Inc. We expect that Synopsys’ integration of these companies’ products into its product offerings will result in increased competitive pressures that could harm our business, results of operations or cash flows.

Warrant transactions associated with our 2015 Notes will, in certain circumstances, dilute the ownership interests of existing stockholders.
At the time of issuance of our 2015 Notes, we entered into separate warrant transactions for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015. These warrants will be settled in net shares. Upon expiration of the warrants, we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If our stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. Additional risk factors related to our indebtedness are described below under “Risks Related to Our Securities and Indebtedness.”
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% and 58% during the three months ended March 29, 2014 and March 30, 2013, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 12 in the notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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

Intellectual property infringement claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. The risk of infringement and related indemnification claims associated with design IP products that are incorporated into a customer product broadly used by consumers, may be higher than the risk associated with our software products. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:

•	Pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;

•	Stop licensing products or providing services that use the challenged intellectual property;

•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	Redesign the challenged technology, which could be time consuming and costly, or impossible.
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
We have significant operations outside the United States. As of March 29, 2014, approximately 83% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash, cash equivalents, future United States operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2010, the FASB issued exposure drafts of proposed accounting principles related to revenue recognition and leases which could change the way we account for certain of our transactions. The FASB issued a revised exposure draft of proposed accounting principles related to revenue recognition during fiscal 2011 and continued to discuss these and other proposed accounting principles during the first quarter of fiscal 2014. A change in these or other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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
The IRS and other tax authorities, foreign and domestic, regularly examine our income tax returns. The calculation of our provision (benefit) for income taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision (benefit) for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals. Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.

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

In August 2012, the SEC adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as “conflict minerals” in products. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or adjoining countries. In addition, these new rules could affect our ability to source certain materials used in our emulation hardware products at competitive prices and could impact the availability of certain minerals used in the manufacture of our emulation hardware products. Our customers may require that our emulation hardware products be free of conflict minerals, and our revenues may be harmed if we are unable to procure conflict-free minerals at a reasonable price. We also expect that there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to our emulation hardware products, processes or sources of supply as a consequence of such disclosure and reporting requirements.
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
We have a substantial level of debt, and, as of March 29, 2014, we had the ability to borrow an additional $250.0 million under a revolving credit facility. As of March 29, 2014, we had total outstanding indebtedness with a principal balance of $350.0 million related to our 2.625% cash convertible senior notes due 2015, or the 2015 Notes.
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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended March 29, 2014, our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to March 29, 2014. As a result, the 2015 Notes are convertible into cash from March 30, 2014 through June 28, 2014.
If one or more of the 2015 Note holders elect to convert their notes at a time when the conversion conditions have been met, we would be required to settle the converted principal, accrued interest and the conversion value through payment of cash earlier than the contractual maturity, which could adversely affect our liquidity and financial condition.
At the option of the holders of the 2015 Notes, under certain circumstances we may be required to repurchase the 2015 Notes in cash.
Under the terms of the 2015 Notes, we may be required to repurchase the 2015 Notes following a “fundamental change” in our corporate ownership or structure, such as a change of control in which substantially all of the consideration does not consist of publicly traded securities, prior to maturity of the 2015 Notes. The repurchase price for the 2015 Notes in the event of a fundamental change must be paid solely in cash. This repayment obligation may have the effect of discouraging, delaying or preventing a takeover of our company. Payment of the notes prior to their scheduled maturities could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.
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
If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of March 29, 2014. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500 million in the aggregate. As described in Note 2 in the notes to condensed consolidated financial statements, our revolving credit facility limits share repurchases. We repurchased 826,558 shares under these repurchase programs during the three months ended March 29, 2014, and $801.9 million remains under our repurchase authorization as of March 29, 2014.
The following table presents repurchases made under our repurchase programs and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 29, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
December 29, 2013 – February 1, 2014	6,823	$14.72	—	$814.4
February 2, 2014 – March 1, 2014	946,942	$14.63	354,479	$809.2
March 2, 2014 – March 29, 2014	512,452	$15.60	472,079	$801.9
Total	1,466,217	$14.97	826,558
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan	S-8	333-194102	99.01	2/24/2014

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 21, 2014	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	April 21, 2014	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan	S-8	333-194102	99.01	2/24/2014
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X