Form 10-Q
period 2014-06-28
CADENCE DESIGN SYSTEMS INC
filed 2014-07-21
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 28, 2014, approximately 290,040,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$557,416	$536,260
Short-term investments	97,910	96,788
Receivables, net	101,924	107,624
Inventories	58,311	50,220
2015 notes hedges	455,844	306,817
Prepaid expenses and other	143,314	123,382
Total current assets	1,414,719	1,221,091
Property, plant and equipment, net of accumulated depreciation of $584,613 and $568,494, respectively	239,314	238,715
Goodwill	559,957	456,905
Acquired intangibles, net of accumulated amortization of $121,797 and $139,820, respectively	395,430	311,693
Long-term receivables	5,611	3,672
Other assets	170,802	196,525
Total assets	$2,785,833	$2,428,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$100,000	$—
Convertible notes	333,333	324,826
2015 notes embedded conversion derivative	455,844	306,817
Accounts payable and accrued liabilities	216,959	216,594
Current portion of deferred revenue	301,911	299,973
Total current liabilities	1,408,047	1,148,210
Long-term liabilities:
Long-term portion of deferred revenue	46,800	52,850
Other long-term liabilities	70,502	71,436
Total long-term liabilities	117,302	124,286
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,812,175	1,757,242
Treasury stock, at cost	(154,839)	(140,142)
Accumulated deficit	(428,973)	(485,306)
Accumulated other comprehensive income	32,121	24,311
Total stockholders’ equity	1,260,484	1,156,105
Total liabilities and stockholders’ equity	$2,785,833	$2,428,601

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Product and maintenance	$354,468	$337,983	$711,818	$666,254
Services	24,320	24,498	45,520	50,493
Total revenue	378,788	362,481	757,338	716,747
Costs and expenses:
Cost of product and maintenance	37,707	28,095	79,904	57,942
Cost of services	16,706	15,148	31,608	33,492
Marketing and sales	98,611	95,277	196,934	185,679
Research and development	152,672	136,395	299,138	260,479
General and administrative	32,042	34,441	60,786	64,251
Amortization of acquired intangibles	5,579	5,327	10,789	9,118
Restructuring and other charges (credits)	(26)	2,656	370	2,508
Total costs and expenses	343,291	317,339	679,529	613,469
Income from operations	35,497	45,142	77,809	103,278
Interest expense	(7,369)	(9,528)	(14,637)	(18,790)
Other income, net	1,635	2,018	5,017	4,193
Income before provision for income taxes	29,763	37,632	68,189	88,681
Provision for income taxes	6,500	28,203	11,856	643
Net income	$23,263	$9,429	$56,333	$88,038
Net income per share – basic	$0.08	$0.03	$0.20	$0.32
Net income per share – diluted	$0.08	$0.03	$0.19	$0.30
Weighted average common shares outstanding – basic	283,344	277,146	282,480	276,018
Weighted average common shares outstanding – diluted	305,755	294,443	303,395	293,274

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$23,263	$9,429	$56,333	$88,038
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	2,377	(11,705)	6,828	(17,867)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	775	(99)	595	(383)
Changes in defined benefit plan liabilities	(21)	65	387	383
Total other comprehensive income (loss), net of tax effects	3,131	(11,739)	7,810	(17,867)
Comprehensive income (loss)	$26,394	$(2,310)	$64,143	$70,171

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash and cash equivalents at beginning of period	$536,260	$726,357
Cash flows from operating activities:
Net income	56,333	88,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,609	46,977
Amortization of debt discount and fees	9,814	12,625
Stock-based compensation	37,941	28,921
Gain on investments, net	(5,128)	(2,477)
Deferred income taxes	4,778	(4,413)
Other non-cash items	3,694	433
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	5,336	8,719
Inventories	(12,266)	(2,672)
Prepaid expenses and other	(13,602)	26,516
Other assets	(1,273)	(45,274)
Accounts payable and accrued liabilities	(13,550)	10,023
Deferred revenue	(23,740)	(24,359)
Other long-term liabilities	(4,983)	7,174
Net cash provided by operating activities	96,963	150,231
Cash flows from investing activities:
Purchases of available-for-sale securities	(77,490)	(63,705)
Proceeds from the sale of available-for-sale securities	54,601	46,857
Proceeds from the maturity of available-for-sale securities	23,799	15,716
Proceeds from the sale of long-term investments	—	6,102
Purchases of property, plant and equipment	(17,715)	(23,739)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(163,685)	(392,139)
Net cash used for investing activities	(180,490)	(410,908)
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	100,000
Principal payments on receivable financing	—	(2,526)
Payment of acquisition-related contingent consideration	(1,835)	(582)
Tax effect related to employee stock transactions allocated to equity	2,642	7,300
Proceeds from issuance of common stock	36,482	30,227
Stock received for payment of employee taxes on vesting of restricted stock	(12,292)	(11,758)
Payments for repurchases of common stock	(25,032)	—
Net cash provided by financing activities	99,965	122,661
Effect of exchange rate changes on cash and cash equivalents	4,718	(11,108)
Increase (decrease) in cash and cash equivalents	21,156	(149,124)
Cash and cash equivalents at end of period	$557,416	$577,233

Supplemental cash flow information:
Cash paid for interest	$4,831	$6,294
Cash paid for taxes, net	$10,231	$6,598
Non-cash investing and financing activities:
Stock options assumed in acquisitions	$—	$529
Available-for-sale securities received from customer	$1,695	$232

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

NOTE 2. DEBT
Cadence’s outstanding debt as of June 28, 2014 and December 28, 2013 was as follows:

	June 28, 2014			December 28, 2013
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$350,000	$(16,667)	$333,333	$350,000	$(25,174)	$324,826
Revolving credit facility	100,000	—	100,000	—	—	—
Total outstanding debt	$450,000	$(16,667)	$433,333	$350,000	$(25,174)	$324,826
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

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at June 28, 2014	$350,000

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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
Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes mature on June 1, 2015 and therefore are classified as a current liability as of June 28, 2014. The 2015 Notes are convertible into cash from June 29, 2014 through September 27, 2014 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to June 28, 2014.
If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on June 28, 2014, Cadence would have recorded an expense of $19.0 million associated with the conversion, comprised of $16.7 million of unamortized debt discount and $2.3 million of unamortized transaction fees.
As of June 28, 2014, the if-converted value of the 2015 Notes to the note holders of approximately $804.3 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $807.7 million as of June 28, 2014 and $654.1 million as of December 28, 2013. The 2015 Notes currently trade at a premium to the if-converted value of the notes.

2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the condensed consolidated balance sheet at its estimated fair value. The fair value was $455.8 million as of June 28, 2014 and $306.8 million as of December 28, 2013.
2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as derivative assets and are carried on the condensed consolidated balance sheet at their estimated fair value. The 2015 Notes Hedges fair value was $455.8 million as of June 28, 2014 and $306.8 million as of December 28, 2013. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three and six months ended June 28, 2014 and June 29, 2013 and did not have a net impact on the condensed consolidated income statements for the respective periods.
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
The effective interest rate and components of interest expense of the 2015 Notes for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$2,289	$2,289	$4,578	$4,578
Amortization of debt discount	$4,275	$3,951	$8,507	$7,861
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
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.25% and 2.0% per annum or at a base rate plus a margin between 0.25% and 1.0% per annum. The interest rate applied to borrowings is determined by Cadence’s consolidated leverage ratio as specified by the credit facility agreement. Interest is payable quarterly. A commitment fee ranging from 0.20% to 0.35% is assessed on the daily average undrawn portion of revolving commitments. As of June 28, 2014, the interest rate applied to outstanding borrowings under the credit facility was 1.40%.

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
As of June 28, 2014 and December 28, 2013, Cadence had outstanding borrowings under the credit facility of $100.0 million and $0, respectively, and was in compliance with all financial covenants.

NOTE 3. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
Acquisitions
On June 13, 2014, Cadence acquired Jasper Design Automation, Inc., or Jasper, a privately held provider of formal analysis solutions based in Mountain View, California. The acquired technology complements Cadence's existing system design and verification platforms. Total cash consideration for Jasper, after taking into account adjustments for certain costs, and cash held by Jasper at closing of $28.7 million, was $139.5 million. Cadence will also make payments to certain employees that are conditioned upon continued employment and the achievement of certain performance metrics over a three-year period.
The following table summarizes the fair value of assets acquired and liabilities assumed in the acquisition of Jasper:

(In thousands)
Cash and cash equivalents	$28,678
Property, plant and equipment	520
Other assets	4,362
Acquired intangibles:
Existing technology	68,200
Agreements and relationships	13,600
Tradenames and trademarks	900
In-process technology	10,300
Goodwill	81,269
Total assets acquired	$207,829
Deferred revenue	(11,900)
Other liabilities	(7,719)
Long-term deferred tax liabilities	(20,002)
Net assets acquired	$168,208
The allocation of purchase consideration to certain assets and liabilities has not been finalized. Cadence will continue to evaluate certain estimates and assumptions, primarily related to taxes and assumed liabilities, during the measurement period (up to one year from the acquisition date).
During the six months ended June 28, 2014, Cadence also completed two other business combinations for total cash consideration of $27.5 million, after taking into account cash acquired of $2.1 million. The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded a total of $20.3 million of goodwill, $16.9 million of other intangible assets and $8.1 million of net liabilities consisting primarily of long-term deferred income taxes and deferred revenue.
Cadence amortizes acquired intangible assets with definite lives on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The weighted-average amortization period for definite-lived intangible assets acquired during the six months ended June 28, 2014 is approximately eight years.
The goodwill related to Cadence’s acquisitions during the six months ended June 28, 2014 is primarily related to expected synergies from combining operations of the acquired companies with Cadence. Cadence expects that approximately $2.8 million of goodwill related to the acquisitions completed during the six months ended June 28, 2014 will be deductible for tax purposes.
Results of operations and the estimated fair value of acquired assets and assumed liabilities are recorded in the condensed consolidated financial statements from the date of acquisition. The fair values of acquired intangible assets, including in-process technology and assumed liabilities, were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 7 in the notes to condensed consolidated financial statements.

Transaction costs associated with Cadence’s acquisitions were $2.7 million and $3.7 million for the three and six months ended June 28, 2014, respectively, and $4.8 million and $8.2 million for the three and six months ended June 29, 2013, respectively. These costs consisted of professional fees and administrative costs and were expensed as incurred in Cadence’s condensed consolidated income statements.
Acquisition-Related Contingent Consideration
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions completed in prior fiscal years, subject to the satisfaction of future financial measures associated with the acquired technology. If performance is such that these payments are fully achieved, Cadence will be obligated to pay up to an aggregate of $11.8 million over the next 22 months. Of the $11.8 million, up to $9.1 million would be recorded as operating expenses in the condensed consolidated income statements.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 28, 2014 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2013	$456,905
Goodwill resulting from acquisitions	102,025
Measurement period adjustments	(436)
Effect of foreign currency translation	1,463
Balance as of June 28, 2014	$559,957
Measurement period adjustments to goodwill are applied based on new information obtained about preliminary amounts recognized for a business combination. During the six months ended June 28, 2014, Cadence recorded a measurement period adjustment related to certain tax estimates and assumptions made for one of its fiscal 2014 acquisitions, resulting in a decrease to goodwill.
Acquired Intangibles, Net
Acquired intangibles as of June 28, 2014 were as follows, excluding intangibles that were fully amortized as of December 28, 2013:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$319,593	$(65,059)	$254,534
Agreements and relationships	175,499	(53,159)	122,340
Tradenames, trademarks and patents	10,619	(3,579)	7,040
Total acquired intangibles with definite lives	505,711	(121,797)	383,914
In-process technology	11,516	—	11,516
Total acquired intangibles	$517,227	$(121,797)	$395,430
In-process technology as of June 28, 2014 consists of acquired projects that, if completed, will contribute to Cadence’s ability to offer additional IP and software solutions to its customers. As of June 28, 2014, these projects were expected to be complete in three to fifteen months. During the six months ended June 28, 2014, Cadence completed certain projects previously included in in-process technology and transferred approximately $2.3 million to existing technology.

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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended June 28, 2014 and June 29, 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Cost of product and maintenance	$8,613	$5,760	$16,189	$9,567
Amortization of acquired intangibles	5,579	5,327	10,789	9,118
Total amortization of acquired intangibles	$14,192	$11,087	$26,978	$18,685
Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2014 – remaining period	$32,522
2015	63,522
2016	56,646
2017	51,695
2018	48,059
Thereafter	131,470
Total estimated amortization expense	$383,914

NOTE 5. INCOME TAXES
Cadence’s provision for income taxes of $6.5 million and $11.9 million for the three and six months ended June 28, 2014 primarily resulted from federal, state and foreign income taxes on its anticipated fiscal 2014 income. Cadence’s foreign earnings are generally subject to lower statutory tax rates than its United States earnings. In addition, Cadence’s provision for income taxes for the three months ended June 28, 2014 does not include the potential tax benefit of the United States federal research tax credit which expired in December 2013. The expiration of the research tax credit is estimated to increase Cadence’s estimated annual effective tax rate for fiscal 2014 by 3%.
Cadence’s provision for income taxes of $28.2 million for the three months ended June 29, 2013 was primarily related to federal, state and foreign income taxes on its anticipated fiscal 2013 income and tax expense related to an increase in the United States valuation allowance. Cadence's provision for income taxes for the six months ended June 29, 2013 was primarily related to federal, state and foreign income taxes on its fiscal 2013 income partially offset by a tax benefit of $33.7 million from the release of an uncertain tax position, including related interest and penalties, and a $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit during the period.

NOTE 6. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of June 28, 2014 and December 28, 2013 were as follows:

	As of
	June 28, 2014	December 28, 2013
	(In thousands)
Accounts receivable	$77,088	$76,057
Unbilled accounts receivable	24,836	31,567
Long-term receivables	5,611	3,672
Total receivables	$107,535	$111,296
Less allowance for doubtful accounts	—	—
Total receivables, net	$107,535	$111,296
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of June 28, 2014 and December 28, 2013, no single customer accounted for 10% of Cadence’s total receivables. As of June 28, 2014, approximately 50% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 28, 2013, approximately 47% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and six months ended June 28, 2014.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 28, 2014 and December 28, 2013:

	Fair Value Measurements as of June 28, 2014:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$357,616	$357,616	$—	$—
Short-term investments:
Corporate debt securities	36,625	—	36,625	—
Bank certificates of deposit	24,259	—	24,259	—
United States Treasury securities	19,310	19,310	—	—
United States government agency securities	11,361	11,361	—	—
Commercial paper	1,995	—	1,995	—
Marketable equity securities	4,360	4,360	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	25,070	25,070	—	—
2015 Notes Hedges	455,844	—	455,844	—
Foreign currency exchange contracts	471	—	471	—
Total Assets	$936,911	$417,717	$519,194	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$1,850	$—	$—	$1,850
2015 Notes Embedded Conversion Derivative	455,844	—	455,844	—
Total Liabilities	$457,694	$—	$455,844	$1,850

	Fair Value Measurements as of December 28, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$345,872	$345,872	$—	$—
Bank certificates of deposit	2,300	—	2,300	—
Short-term investments:
Corporate debt securities	37,441	—	37,441	—
Bank certificates of deposit	20,308	—	20,308	—
United States Treasury securities	24,246	24,246	—	—
United States government agency securities	10,223	10,223	—	—
Commercial paper	2,493	—	2,493	—
Marketable equity securities	2,077	2,077	—	—
Trading securities held in NQDC trust	23,960	23,960	—	—
2015 Notes Hedges	306,817	—	306,817	—
Foreign currency exchange contracts	262	—	262	—
Total Assets	$775,999	$406,378	$369,621	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,091	$—	$—	$4,091
2015 Notes Embedded Conversion Derivative	306,817	—	306,817	—
Total Liabilities	$310,908	$—	$306,817	$4,091
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

Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used a discount rate of 11% to value its contingent consideration liabilities as of June 28, 2014 and December 28, 2013. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the condensed consolidated income statements.
The following table summarizes the level 3 activity for the six months ended June 28, 2014:

(In thousands)
Balance as of December 28, 2013	$4,091
Payments	(2,329)
Adjustments	88
Balance as of June 28, 2014	$1,850
Cadence acquired intangible assets, including in-process technology, of $93.0 million in connection with its acquisition of Jasper. The fair value of the intangible assets acquired was determined using the income approach and using level 3 inputs. Key assumptions include the level and timing of expected future cash flows, conditions and demands specific to IP solutions, discount rates consistent with the level of risk and the economy in general. The fair value of these intangible assets was affected most significantly by the projected income associated with the intangible assets and the anticipated timing of the projected income, but was also impacted by the discount rate used to adjust the outcomes to their present values. Cadence used discount rates ranging from 13% to 17% to value the intangible assets acquired.
As part of the Jasper acquisition, Cadence also assumed obligations related to deferred revenue of $11.9 million, which was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit of 25%. The total costs including the assumed profit were adjusted to present value using a discount rate of approximately 3.25%. The resulting fair value approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligation was affected most significantly by the estimated costs required to support the obligation, but was also affected by the assumed profit and the discount rate.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and deferred revenue obligations are reasonable, but significant judgment is involved.

NOTE 8. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of June 28, 2014 and December 28, 2013 were as follows:

	As of
	June 28, 2014	December 28, 2013
	(In thousands)
Cash and cash equivalents	$557,416	$536,260
Short-term investments	97,910	96,788
Cash, cash equivalents and short-term investments	$655,326	$633,048

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of June 28, 2014 and December 28, 2013:

	As of
	June 28, 2014	December 28, 2013
	(In thousands)
Cash and interest bearing deposits	$199,800	$188,088
Money market funds	357,616	345,872
Bank certificates of deposit	—	2,300
Total cash and cash equivalents	$557,416	$536,260
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of June 28, 2014 and December 28, 2013:

	As of June 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$36,615	$23	$(13)	$36,625
Bank certificates of deposit	24,249	10	—	24,259
United States Treasury securities	19,273	37	—	19,310
United States government agency securities	11,352	10	(1)	11,361
Commercial paper	1,994	1	—	1,995
Marketable debt securities	93,483	81	(14)	93,550
Marketable equity securities	3,485	875	—	4,360
Total short-term investments	$96,968	$956	$(14)	$97,910

	As of December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$37,422	$30	$(11)	$37,441
Bank certificates of deposit	20,300	9	(1)	20,308
United States Treasury securities	24,219	28	(1)	24,246
United States government agency securities	10,212	11	—	10,223
Commercial paper	2,492	1	—	2,493
Marketable debt securities	94,645	79	(13)	94,711
Marketable equity securities	1,817	260	—	2,077
Total short-term investments	$96,462	$339	$(13)	$96,788
As of June 28, 2014, no securities held by Cadence had been in an unrealized loss position for greater than two months.

The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of June 28, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$45,019	$45,057
Due in one to three years	48,464	48,493
Total marketable debt securities included in short-term investments	$93,483	$93,550
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
The equity method income or loss recorded by Cadence is based on its percentage ownership in the issuer.
Cadence’s non-marketable investments as of June 28, 2014 and December 28, 2013 were as follows:

	As of
	June 28, 2014	December 28, 2013
	(In thousands)
Cost method	$3,038	$3,038
Equity method	5,570	3,639
Total non-marketable investments	$8,608	$6,677

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
The remaining accrual for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
June 28, 2014
(In thousands)
Accounts payable and accrued liabilities	$2,151
Other long-term liabilities	2,635
Total accrued as of June 28, 2014	$4,786

The following table presents activity relating to Cadence’s restructuring plans during the six months ended June 28, 2014:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 28, 2013	$10,672	$3,552	$14,224
Restructuring and other charges, net	168	202	370
Cash payments	(9,338)	(497)	(9,835)
Effect of foreign currency translation	5	22	27
Balance, June 28, 2014	$1,507	$3,279	$4,786

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
The calculations for basic and diluted net income per share for the three and six months ended June 28, 2014 and June 29, 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except per share amounts)
Net income	$23,263	$9,429	$56,333	$88,038
Weighted average common shares used to calculate basic net income per share	283,344	277,146	282,480	276,018
Convertible notes	—	11	—	11
2015 Warrants	15,054	10,871	13,815	10,770
Stock-based awards	7,357	6,415	7,100	6,475
Weighted average common shares used to calculate diluted net income per share	305,755	294,443	303,395	293,274
Net income per share - basic	$0.08	$0.03	$0.20	$0.32
Net income per share - diluted	$0.08	$0.03	$0.19	$0.30
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 28, 2014 and June 29, 2013 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
2013 Warrants	—	6,830	—	6,830
Options to purchase shares of common stock	4,399	5,752	4,517	6,253
Non-vested shares of restricted stock	8	18	9	9
Total potential common shares excluded	4,407	12,600	4,526	13,092

NOTE 11. OTHER COMPREHENSIVE INCOME
Cadence’s other comprehensive income is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities, net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive income was comprised of the following as of June 28, 2014, and December 28, 2013:

	As of
	June 28, 2014	December 28, 2013
	(In thousands)
Foreign currency translation gain	$34,011	$27,183
Changes in defined benefit plan liabilities	(2,831)	(3,218)
Unrealized holding gains on available-for-sale securities	941	346
Total accumulated other comprehensive income	$32,121	$24,311
For the three and six months ended June 28, 2014 and June 29, 2013 there were no significant amounts reclassified from accumulated other comprehensive income to net income.

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
Other Contingencies
Cadence provides its customers with a warranty on sales of emulation hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 28, 2014 or June 29, 2013.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended June 28, 2014 or June 29, 2013.

NOTE 13. OTHER INCOME, NET
Cadence’s other income, net for the three and six months ended June 28, 2014 and June 29, 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Interest income	$498	$484	$983	$909
Gains (losses) on non-marketable investments, net	406	(229)	1,952	649
Gains on securities in NQDC trust	1,047	1,699	3,109	1,851
Gains (losses) on foreign exchange	(368)	223	(1,169)	987
Other income (expense), net	52	(159)	142	(203)
Total other income, net	$1,635	$2,018	$5,017	$4,193

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
The following table presents a summary of revenue by geography for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Americas:
United States	$161,874	$159,229	$325,202	$308,400
Other Americas	6,050	5,566	11,834	10,181
Total Americas	167,924	164,795	337,036	318,581
Asia	88,286	74,462	175,302	142,548
Europe, Middle East and Africa	82,074	77,757	159,606	156,677
Japan	40,504	45,467	85,394	98,941
Total	$378,788	$362,481	$757,338	$716,747

The following table presents a summary of long-lived assets by geography as of June 28, 2014 and December 28, 2013:

	As of
	June 28, 2014	December 28, 2013
	(In thousands)
Americas:
United States	$209,533	$207,694
Other Americas	250	294
Total Americas	209,783	207,988
Asia	22,591	23,508
Europe, Middle East and Africa	6,085	6,326
Japan	855	893
Total	$239,314	$238,715

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
We have realigned these categories in the current year to better reflect our business objectives. As a result of the realignment, our Design for Manufacturing, or DFM, products are now categorized together with Digital IC Design and Signoff. We have also established a stand-alone category for our IP offerings, which includes design IP and VIP. The product category that was formerly called System Interconnect Design has been renamed System Interconnect and Analysis, to better reflect the growing system analysis component in this category. All prior periods presented have been conformed to the current period presentation.
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
During the first quarter of fiscal 2014, we acquired Forte Design Systems, a provider of SystemC-based high-level synthesis, or HLS, and arithmetic IP. During the second quarter of fiscal 2014, we acquired Jasper Design Automation, Inc., a leading provider of high-level formal analysis solutions. These acquisitions expanded the capabilities and differentiation of the Cadence System Development Suite, strengthening our offerings for the fast development and verification of advanced design IP.
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
New Accounting Standard
On May 28, 2014, the Financial Accounting Standards Board issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under United States generally accepted accounting principles. The updated standard will become effective for us in the first quarter of fiscal 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Results of Operations
Financial results for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, reflect the following:

•
An increase in our product and maintenance revenue, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and incremental revenue from our acquisitions, including the licensing of IP;

•
An increase in employee-related costs, primarily consisting of costs related to hiring additional employees, increased compensation for existing employees and incremental costs related to employees added from our fiscal 2014 and 2013 acquisitions;

•	An increase in stock-based compensation;

•	An increase in severance and other termination costs primarily associated with a voluntary early retirement program we offered to certain of our employees during the three months ended June 28, 2014;

•	An increase in amortization of acquired intangibles resulting from our fiscal 2014 and 2013 acquisitions; and

•	Variations in our quarterly and year to date provisions for income taxes.
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
Revenue by Period
The following table shows our revenue for the three months ended June 28, 2014 and June 29, 2013 and the change in revenue between periods:

	Three Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$354.5	$338.0	$16.5	5%
Services	24.3	24.5	(0.2)	(1)%
Total revenue	$378.8	$362.5	$16.3	4%

The following table shows our revenue for the six months ended June 28, 2014 and June 29, 2013 and the change in revenue between periods:

	Six Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$711.8	$666.3	$45.5	7%
Services	45.5	50.5	(5.0)	(10)%
Total revenue	$757.3	$716.8	$40.5	6%
Product and maintenance revenue increased during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and incremental revenue recognized from our fiscal 2013 acquisitions. Services revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services and customized IP offerings.
No single customer accounted for 10% or more of total revenue during the three and six months ended June 28, 2014 or June 29, 2013.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	June 29, 2013	September 28, 2013	December 28, 2013	March 29, 2014	June 28, 2014
Functional Verification, including Emulation Hardware	22%	24%	25%	23%	21%
Digital IC Design and Signoff	31%	29%	29%	30%	30%
Custom IC Design	28%	28%	26%	27%	28%
System Interconnect and Analysis	11%	10%	10%	10%	11%
IP	8%	9%	10%	10%	10%
Total	100%	100%	100%	100%	100%
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

Revenue by Geography

	Three Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
United States	$161.9	$159.2	$2.7	2%
Other Americas	6.1	5.6	0.5	9%
Asia	88.3	74.5	13.8	19%
Europe, Middle East and Africa	82.1	77.8	4.3	6%
Japan	40.4	45.4	(5.0)	(11)%
Total revenue	$378.8	$362.5	$16.3	4%

	Six Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
United States	$325.2	$308.4	$16.8	5%
Other Americas	11.8	10.2	1.6	16%
Asia	175.3	142.6	32.7	23%
Europe, Middle East and Africa	159.6	156.7	2.9	2%
Japan	85.4	98.9	(13.5)	(14)%
Total revenue	$757.3	$716.8	$40.5	6%
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
Revenue for Asia increased during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, primarily due to increases in revenue from our software business and emulation hardware installations.
Revenue for Japan decreased during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, primarily due to business conditions facing our Japanese customers. Because of these conditions, we expect lower revenue for Japan during fiscal 2014, as compared to fiscal 2013.
For the primary factors contributing to our increase in revenue in other geographies, see the general description under “Revenue by Period,” above.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	43%	44%	43%	43%
Other Americas	1%	1%	2%	1%
Asia	23%	21%	23%	20%
Europe, Middle East and Africa	22%	21%	21%	22%
Japan	11%	13%	11%	14%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$37.7	$28.1	$9.6	34%
Cost of services	16.7	15.1	1.6	11%

	Six Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$79.9	$57.9	$22.0	38%
Cost of services	31.6	33.5	(1.9)	(6)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$29.1	$22.3	$6.8	30%
Amortization of acquired intangibles	8.6	5.8	2.8	48%
Total cost of product and maintenance	$37.7	$28.1	$9.6	34%

	Six Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$63.7	$48.3	$15.4	32%
Amortization of acquired intangibles	16.2	9.6	6.6	69%
Total cost of product and maintenance	$79.9	$57.9	$22.0	38%
Cost of product and maintenance depends primarily upon our emulation hardware product sales and gross margins in any given period, employee salary, benefits and other employee-related costs, and also upon the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.
The changes in product and maintenance-related costs for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation hardware costs	$6.1	$15.7
Other items	0.7	(0.3)
	$6.8	$15.4
Emulation hardware costs increased during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, due to a higher volume of emulation hardware products sold. Gross margins on our emulation hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle. Gross margins on our emulation hardware products decreased during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013. We expect lower gross margins on the sale of our emulation hardware products for fiscal 2014, as compared to fiscal 2013, primarily due to an increasingly competitive environment for emulation hardware.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, primarily due to the increase in amortization of intangible assets associated with our fiscal 2013 acquisitions. We expect amortization of acquired intangibles to increase for the remainder of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to amortization of intangible assets recorded in connection with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 4 of the notes to condensed consolidated financial statements.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services will fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects or on internal development projects.
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
Our employee salary and other compensation-related costs increased during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, primarily due to hiring of additional employees for our research and development and sales activities, increased compensation for existing employees and incremental costs related to employees added from our fiscal 2013 acquisitions.

During the three months ended June 28, 2014, we initiated a voluntary early retirement program. The program was offered to certain eligible employees in North America and enrollment for those employees was completed during the three months ended June 28, 2014. We recorded costs associated with this program of approximately $9.3 million in our operating expenses during the three and six months ended June 28, 2014. The increase in operating expenses associated with this program is included in the change in severance and other termination costs presented in the analysis of our operating expenses below.
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
We expect our operating expenses to increase during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to the addition of employees through our fiscal 2014 acquisitions and hiring of research and development and sales personnel.
Our operating expenses for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$98.6	$95.3	$3.3	3%
Research and development	152.7	136.4	16.3	12%
General and administrative	32.0	34.4	(2.4)	(7)%
Total operating expenses	$283.3	$266.1	$17.2	6%

	Six Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$196.9	$185.7	$11.2	6%
Research and development	299.1	260.5	38.6	15%
General and administrative	60.8	64.3	(3.5)	(5)%
Total operating expenses	$556.8	$510.5	$46.3	9%
Our operating expenses, as a percentage of total revenue, for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Marketing and sales	26%	26%	26%	26%
Research and development	40%	38%	39%	36%
General and administrative	8%	10%	8%	9%
Total operating expenses	74%	74%	73%	71%

 Marketing and Sales
The changes in marketing and sales expense for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$0.7	$7.0
Stock-based compensation	1.2	2.8
Severance and other termination costs	1.9	1.9
Other items	(0.5)	(0.5)
	$3.3	$11.2
Research and Development
 The changes in research and development expense for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$6.3	$24.1
Severance and other termination costs	5.9	5.9
Stock-based compensation	2.2	5.3
Other items	1.9	3.3
	$16.3	$38.6
General and Administrative
The changes in general and administrative expense for the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services	$(2.5)	$(4.6)
Salary, benefits and other employee-related costs	(0.2)	1.1
Severance and other termination costs	1.5	1.5
Other items	(1.2)	(1.5)
	$(2.4)	$(3.5)
The decrease in professional services costs during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, was primarily due to a decrease in acquisition-related professional services.
Stock-based Compensation
Stock-based compensation expense is recorded within the various components of our costs and expenses. Stock-based compensation included in operating expenses increased $4.0 million and $9.0 million during the three and six months ended June 28, 2014, respectively, as compared to the three and six months ended June 29, 2013, respectively, primarily because of higher grant-date fair values and the assumption of certain unvested options related to our acquisitions.

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
Amortization of Acquired Intangibles

	Three Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$5.6	$5.3	$0.3	6%

	Six Months Ended		Change
	June 28, 2014	June 29, 2013	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$10.8	$9.1	$1.7	19%

The increase in amortization of acquired intangibles during the three and six months ended June 28, 2014, as compared to the three and six months ended June 29, 2013, resulted from increased amortization of intangible assets related to our fiscal 2014 and fiscal 2013 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized.
We expect amortization of acquired intangibles to increase during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, due to the amortization of intangible assets recorded in connection with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 4 of the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions)
Contractual interest expense:
2013 Notes	$—	$0.5	$—	$1.1
2015 Notes	2.3	2.3	4.6	4.6
Revolving credit facility	0.2	0.4	0.3	0.6
Amortization of debt discount:
2013 Notes	—	1.7	—	3.3
2015 Notes	4.3	4.0	8.5	7.9
Amortization of deferred financing costs:
2013 Notes	—	0.1	—	0.2
2015 Notes	0.6	0.5	1.2	1.1
Total interest expense	$7.4	$9.5	$14.6	$18.8

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In millions, except percentages)
Provision for income taxes	$6.5	$28.2	$11.9	$0.6
Effective tax rate	21.8%	74.9%	17.4%	0.7%
Our provision for income taxes for the three and six months ended June 28, 2014 primarily resulted from federal, state and foreign income taxes on our anticipated fiscal 2014 income. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. In addition, our provision for income taxes for the three and six months ended June 28, 2014 does not include the potential tax benefit of the United States federal research tax credit, which expired in December 2013. The expiration of the research tax credit is estimated to increase our estimated annual effective tax rate for fiscal 2014 by 3%.
Our provision for income taxes for the three months ended June 29, 2013 was primarily related to federal, state and foreign income taxes on our anticipated fiscal 2013 income and tax expense related to an increase in the United States valuation allowance. Our provision for income taxes for the six months ended June 29, 2013 was primarily related to federal, state and foreign income taxes on our fiscal 2013 income partially offset by a tax benefit of $33.7 million from the release of an uncertain tax position, including related interest and penalties, and a $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit during the period.
We estimate our annual effective tax rate for fiscal 2014 to be approximately 19%. Our estimate excludes tax effects of certain stock compensation, potential acquisitions, and other items which we cannot anticipate.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected to the extent earnings are lower in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which United States taxes have not been previously accrued.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Liquidity and Capital Resources

	As of
	June 28, 2014	December 28, 2013	Change
	(In millions)
Cash, cash equivalents and short-term investments	$655.3	$633.0	$22.3
Net working capital	$6.7	$72.9	$(66.2)
Cash, Cash Equivalents and Short-term Investments
As of June 28, 2014, our principal sources of liquidity consisted of $655.3 million of cash, cash equivalents and short-term investments, as compared to $633.0 million as of December 28, 2013.
Our primary source of cash, cash equivalents and short-term investments during the six months ended June 28, 2014 was customer payments for products, maintenance and services and borrowings under our revolving credit facility. We also received cash from the exercise of stock options and from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the six months ended June 28, 2014 were payments relating to salaries, benefits, other employee-related costs and operating expenses, our fiscal 2014 acquisitions, repurchases of our common stock, purchases of inventory and purchases of property, plant and equipment.

Approximately 84% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of June 28, 2014. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. We expect that United States cash, cash equivalents and short-term investments will not fall below $150.0 million during the remainder of the fiscal year ended January 3, 2015.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of June 28, 2014. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors.”
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
As of June 28, 2014, we had outstanding borrowings under the credit facility of $100.0 million and were in compliance with the financial covenants. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Net Working Capital
Net working capital decreased by $66.2 million as of June 28, 2014, as compared to December 28, 2013, due to the following:

Change
(In millions)
Increase in revolving credit facility	$(100.0)
Increase in convertible notes	(8.5)
Decrease in receivables, net	(5.7)
Increase in current portion of deferred revenue	(1.9)
Increase in accounts payable and accrued liabilities	(0.4)
Increase in short-term investments	1.1
Increase in inventories	8.1
Increase in prepaid expenses and other	19.9
Increase in cash and cash equivalents	21.2
$(66.2)
Cash Flows from Operating Activities

	Six Months Ended
	June 28, 2014	June 29, 2013	Change
	(In millions)
Cash provided by operating activities	$97.0	$150.2	$(53.2)

Cash flows from operating activities decreased $53.2 million during the six months ended June 28, 2014, as compared to June 29, 2013, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$(9.1)
Changes in operating assets and liabilities, net of effect of acquired businesses	(44.2)
$(53.3)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The decrease in cash flows from operating activities for the six months ended June 28, 2014, as compared to the six months ended June 29, 2013, was primarily due to the timing of cash receipts from customers, working capital requirements, payments under our recent restructuring plans and an increase in cash paid for taxes, net of tax refunds.
We expect to pay an additional $4.8 million related to our previous restructuring activities after June 28, 2014, of which we expect approximately $2.2 million will be paid within the next twelve months. We expect to pay $10.2 million related to our voluntary retirement program after June 28, 2014, of which we expect approximately $9.4 million will be paid within the next 12 months.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities

	Six Months Ended
	June 28, 2014	June 29, 2013	Change
	(In millions)
Cash used for investing activities	$(180.5)	$(410.9)	$230.4
The changes in net cash used for investing activities for the six months ended June 28, 2014, as compared to the six months ended June 29, 2013, were due to the following:

Change
(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$228.5
Proceeds from the sale and maturity of available-for-sale securities	15.8
Purchases of property, plant and equipment	6.0
Proceeds from the sale of long-term investments	(6.1)
Purchases of available-for-sale securities	(13.8)
$230.4
Cash paid in business combinations and asset acquisitions relates to our fiscal 2014 and 2013 acquisitions. For an additional description of the acquisitions completed during the six months ended June 28, 2014, see Note 3 in the notes to condensed consolidated financial statements.
We maintain an investment portfolio of approximately $100 million in marketable debt securities. The proceeds from, purchases of and maturities of available-for-sale securities are primarily related to normal transactions within our investment portfolio.
We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.

Cash Flows from Financing Activities

	Six Months Ended
	June 28, 2014	June 29, 2013	Change
	(In millions)
Cash provided by financing activities	$100.0	$122.7	$(22.7)
The changes in net cash provided by financing activities for the six months ended June 28, 2014, as compared to the six months ended June 29, 2013, were due to the following:

Change
(In millions)
Payments for repurchases of common stock	$(25.0)
Tax effect related to employee stock transactions allocated to equity	(4.7)
Payment of acquisition-related contingent consideration	(1.3)
Principal payments on receivable financing	2.5
Proceeds from the issuance of common stock	6.3
Other items	(0.5)
$(22.7)
During the six months ended June 28, 2014, we used $25.0 million of cash and cash equivalents to repurchase shares of our common stock. We expect to repurchase up to a total of $100.0 million of our common stock during fiscal 2014, and we may repurchase additional shares of our common stock in fiscal 2015. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Factors Affecting Liquidity and Capital Resources
Convertible Notes
As of June 28, 2014, we had convertible notes outstanding with a net liability value of $333.3 million that mature on June 1, 2015. The principal maturity value of our 2015 Notes is $350.0 million. The total cash payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
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
Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. The 2015 Notes are convertible into cash from June 29, 2014 through September 27, 2014 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to June 28, 2014. While holders of the 2015 Notes have the right to convert their notes, we do not anticipate a significant number of conversions before the June 1, 2015 maturity date of the 2015 Notes. If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350 million and accrued interest prior to the maturity of the 2015 Notes.
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
Acquisition-related contingent consideration
In connection with our business combinations and asset acquisitions completed in prior fiscal years, we may be obligated to make payments subject to the satisfaction of future financial measures. If performance is such that these payments are fully achieved, we will be obligated to pay up to an aggregate of $11.8 million in cash over the next 22 months.

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
The following table provides information about our foreign currency forward exchange contracts as of June 28, 2014. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2014.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$58.6	0.74
Indian rupee	35.4	59.58
Japanese yen	19.7	101.66
Israeli shekel	14.1	3.46
Chinese renminbi	13.8	6.17
Canadian dollar	10.6	1.09
British pound	6.8	0.60
Taiwan dollar	5.3	29.91
Other	11.1	N/A
Total	$175.4
Estimated fair value	$0.5
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
Our short-term investments as of June 28, 2014 include $93.6 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of June 28, 2014, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of June 28, 2014.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of June 28, 2014, we had an outstanding balance of $100.0 million under our revolving credit facility. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in the notes to condensed consolidated financial statements, and Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, for an additional description of these investments. Our non-marketable investments had a carrying value of $8.6 million as of June 28, 2014, and $6.7 million as of December 28, 2013.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2014.
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
Based on their evaluation as of June 28, 2014, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have acquired and expect to acquire other companies and businesses. During fiscal 2013, we made several acquisitions of IP businesses. Our future revenue growth and expansion of our IP business is heavily dependent on our successful integration of these and other acquisitions. We may incur significant costs in connection with our potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:

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
The highly competitive markets in which we do business can put pressure on us to reduce the prices of our products. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause sales revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices could have an adverse effect on our results of operations.
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% and 56% during the three months ended June 28, 2014 and June 29, 2013, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Our customers, many of which are large semiconductor and systems companies, often have significant bargaining power in negotiations with us. Mergers or acquisitions of our customers can reduce the total level of purchases of our software, hardware and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.
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
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•	The adoption or expansion of government trade restrictions, including tariffs and other trade barriers;

•	Limitations on repatriation of earnings;

•	Limitations on the conversion of foreign currencies;

•	Reduced protection of intellectual property rights in some countries;

•	Performance of national economies;

•	Longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	Difficulties in managing foreign operations;

•	Political and economic instability;

•	Unexpected changes in regulatory requirements;

•	Inability to continue to offer competitive compensation in certain growing regions;

•	Differing employment practices and labor issues;

•	United States’ and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products; and

•	Variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the US dollar relative to other foreign currencies.
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
We have significant operations outside the United States. As of June 28, 2014, approximately 84% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing United States cash, cash equivalents, future United States operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing United States operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our future effective tax rates could be adversely affected by the following:

•	Changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary and other international locations where we have operations;

•	Earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	An increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;

•	Changes in the valuation allowance against our deferred tax assets;

•	Changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	Increases to interest or penalty expenses classified in the financial statements as income taxes;

•	New accounting standards or interpretations of such standards;

•	A change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	Results of tax examinations by the Internal Revenue Service, or IRS, and state and foreign tax authorities.
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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2014, the FASB issued a new accounting standard related to revenue recognition which could change the way we account for certain of our sales transactions. The adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
In addition, we may need to significantly change our accounting systems and processes if we are required to adopt future or proposed changes in accounting principles noted above. The cost of these changes may negatively impact our results of operations during the periods of transition.
The IRS and other tax authorities regularly examine our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.
The IRS and other tax authorities regularly examine our income tax returns and other non-income tax returns, such as payroll, sales, use, value-added, net worth or franchise, property, goods and services, services, consumption, import, stamp, and excise taxes, in both the United States and foreign jurisdictions. The calculation of our provision for income taxes and our accruals for other taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals for other taxes. Should the IRS or other tax authorities assess additional taxes, penalties or interest as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.

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

Conflict minerals regulations may cause us to continue to incur additional expenses and may adversely impact our ability to conduct our business.

In August 2012, the SEC adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as “conflict minerals” in products. These rules require us to determine, disclose and report whether or not such minerals in our products originate from the Democratic Republic of the Congo or adjoining countries. We have incurred, and expect to continue to incur, costs to comply with these rules, including costs associated with conducting due diligence on our supply chain and fulfilling our reporting requirements, and we may incur costs related to changes to our products, processes or sources of supply. In addition, these rules could affect the availability of certain minerals used in the manufacture of our emulation hardware products and the boards on which we deliver IP to customers, or the Covered Products, and thus impact our ability to source, at competitive prices, certain materials containing conflict minerals that are used in the Covered Products. Finally, our customers may prefer to purchase products that contain conflict-free minerals, and our revenues may be harmed or we may face reputational challenges if we are unable to assure them that all of the minerals in our products are conflict-free.
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
We have a substantial level of debt, and, as of June 28, 2014, we had the ability to borrow an additional $150.0 million under a revolving credit facility. As of June 28, 2014, we had total outstanding indebtedness with a principal balance of $450.0 million as follows:

•	$350.0 million related to our 2.625% cash convertible senior notes due 2015, or the 2015 Notes; and

•	$100.0 million related to our five-year senior secured revolving credit facility.
The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt as described above;

•	Make us more vulnerable in the event of a downturn in our business;

•	Reduce funds available for use in our operations or for developments or acquisitions of new technologies;

•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

•	Impose additional operating or financial covenants on us;

•	Limit our flexibility in planning for or reacting to changes in our business; or

•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.
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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended June 28, 2014, our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to June 28, 2014. As a result, the 2015 Notes are convertible into cash from June 29, 2014 through September 27, 2014.
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
If any of the participants in the hedge transactions is unwilling or unable to perform its obligations for any reason, we would not be able to receive the benefit of such transaction. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of June 28, 2014. The convertible note hedge transactions in connection with the 2015 Notes, or the 2015 Notes Hedges, are intended to reduce our exposure above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized a program to repurchase shares of our common stock in the open market with a value of up to $500 million in the aggregate. In August 2008, our Board of Directors authorized another program to repurchase shares of our common stock in the open market with a value of up to an additional $500 million in the aggregate. As described in Note 2 in the notes to condensed consolidated financial statements, our revolving credit facility limits share repurchases. We repurchased 768,083 shares under these repurchase programs during the three months ended June 28, 2014, and $789.4 million remains under our repurchase authorization as of June 28, 2014.
The following table presents repurchases made under our repurchase programs and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 28, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
March 30, 2014 – May 3, 2014	80,886	$14.94	59,200	$801.0
May 4, 2014 – May 31, 2014	357,904	$15.84	337,550	$795.6
June 1, 2014 – June 28, 2014	397,476	$16.90	371,333	$789.4
Total	836,266	$16.26	768,083
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.01	Cadence Design Systems, Inc. Amended and Restated Bylaws, effective as of May 5, 2014.	8-K	000-15867	3.01	5/7/2014

10.01	Cadence Design Systems, Inc. Omnibus Equity Incentive Plan.	S-8	333-195771	99.01	5/7/2014

10.02	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.02	5/7/2014

10.03	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.03	5/7/2014

10.04	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014

10.05	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014

10.06	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014

10.07	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 21, 2014	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	July 21, 2014	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.01	Cadence Design Systems, Inc. Amended and Restated Bylaws, effective as of May 5, 2014.	8-K	000-15867	3.01	5/7/2014
10.01	Cadence Design Systems, Inc. Omnibus Equity Incentive Plan.	S-8	333-195771	99.01	5/7/2014

10.02	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.02	5/7/2014

10.03	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.03	5/7/2014

10.04	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014

10.05	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014

10.06	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014

10.07	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X