Form 10-Q
period 2014-09-27
CADENCE DESIGN SYSTEMS INC
filed 2014-10-20
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 27, 2014, approximately 292,720,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$500,483	$536,260
Short-term investments	94,970	96,788
Receivables, net	107,634	107,624
Inventories	61,096	50,220
2015 notes hedges	452,498	306,817
Prepaid expenses and other	134,929	123,382
Total current assets	1,351,610	1,221,091
Property, plant and equipment, net of accumulated depreciation of $546,129 and $568,494, respectively	231,337	238,715
Goodwill	557,252	456,905
Acquired intangibles, net of accumulated amortization of $137,960 and $139,820, respectively	378,827	311,693
Long-term receivables	4,957	3,672
Other assets	181,958	196,525
Total assets	$2,705,941	$2,428,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$337,711	$324,826
2015 notes embedded conversion derivative	452,498	306,817
Accounts payable and accrued liabilities	205,647	216,594
Current portion of deferred revenue	300,188	299,973
Total current liabilities	1,296,044	1,148,210
Long-term liabilities:
Long-term portion of deferred revenue	42,873	52,850
Other long-term liabilities	82,297	71,436
Total long-term liabilities	125,170	124,286
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,820,332	1,757,242
Treasury stock, at cost	(169,511)	(140,142)
Accumulated deficit	(391,438)	(485,306)
Accumulated other comprehensive income	25,344	24,311
Total stockholders’ equity	1,284,727	1,156,105
Total liabilities and stockholders’ equity	$2,705,941	$2,428,601

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Product and maintenance	$374,110	$341,601	$1,085,928	$1,007,855
Services	26,386	25,046	71,906	75,539
Total revenue	400,496	366,647	1,157,834	1,083,394
Costs and expenses:
Cost of product and maintenance	36,954	32,546	116,858	90,488
Cost of services	17,125	17,190	48,733	50,682
Marketing and sales	100,387	98,094	297,321	283,773
Research and development	148,744	138,078	447,882	398,557
General and administrative	25,894	27,582	86,680	91,833
Amortization of acquired intangibles	6,316	5,141	17,105	14,259
Restructuring and other charges	11,027	86	11,397	2,594
Total costs and expenses	346,447	318,717	1,025,976	932,186
Income from operations	54,049	47,930	131,858	151,208
Interest expense	(7,523)	(9,583)	(22,160)	(28,373)
Other income (expense), net	(417)	2,535	4,600	6,728
Income before provision for income taxes	46,109	40,882	114,298	129,563
Provision for income taxes	8,574	2,382	20,430	3,025
Net income	$37,535	$38,500	$93,868	$126,538
Net income per share – basic	$0.13	$0.14	$0.33	$0.46
Net income per share – diluted	$0.12	$0.13	$0.31	$0.43
Weighted average common shares outstanding – basic	284,462	278,977	283,141	277,034
Weighted average common shares outstanding – diluted	309,995	296,958	305,595	294,531

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$37,535	$38,500	$93,868	$126,538
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(6,428)	(5,442)	400	(23,308)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(400)	177	195	(206)
Changes in defined benefit plan liabilities	51	66	438	448
Total other comprehensive income (loss), net of tax effects	(6,777)	(5,199)	1,033	(23,066)
Comprehensive income	$30,758	$33,301	$94,901	$103,472

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash and cash equivalents at beginning of period	$536,260	$726,357
Cash flows from operating activities:
Net income	93,868	126,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,296	72,681
Amortization of debt discount and fees	14,863	19,102
Stock-based compensation	60,818	47,487
Gain on investments, net	(3,202)	(4,035)
Deferred income taxes	18,963	(6,425)
Other non-cash items	6,221	2,183
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(1,858)	2,192
Inventories	(15,796)	(10,005)
Prepaid expenses and other	(8)	26,927
Other assets	(38,241)	(46,651)
Accounts payable and accrued liabilities	(15,623)	18,277
Deferred revenue	(27,231)	(5,474)
Other long-term liabilities	7,585	5,644
Net cash provided by operating activities	184,655	248,441
Cash flows from investing activities:
Purchases of available-for-sale securities	(98,392)	(84,000)
Proceeds from the sale of available-for-sale securities	69,912	59,014
Proceeds from the maturity of available-for-sale securities	32,402	30,506
Proceeds from the sale of long-term investments	—	6,200
Purchases of property, plant and equipment	(27,958)	(35,950)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(167,248)	(392,825)
Net cash used for investing activities	(191,284)	(417,055)
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	100,000
Payment on revolving credit facility	(100,000)	(50,000)
Payment of convertible notes	(1)	(78)
Payment of convertible notes embedded conversion derivative liability	(1)	—
Proceeds from convertible notes hedges	1	—
Principal payments on receivable financing	—	(2,526)
Payment of debt issuance costs	(322)	—
Payment of acquisition-related contingent consideration	(1,835)	(677)
Tax effect related to employee stock transactions allocated to equity	5,786	9,494
Proceeds from issuance of common stock	54,717	40,691
Stock received for payment of employee taxes on vesting of restricted stock	(23,648)	(19,461)
Payments for repurchases of common stock	(62,575)	—
Net cash provided by (used for) financing activities	(27,878)	77,443
Effect of exchange rate changes on cash and cash equivalents	(1,270)	(14,783)
Decrease in cash and cash equivalents	(35,777)	(105,954)
Cash and cash equivalents at end of period	$500,483	$620,403

Supplemental cash flow information:
Cash paid for interest	$5,113	$6,538
Cash paid for taxes, net	$21,410	$5,281
Non-cash investing and financing activities:
Stock options assumed in acquisitions	$—	$529
Available-for-sale securities received from customer	$1,695	$232

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

NOTE 2. DEBT
Cadence’s outstanding debt as of September 27, 2014 and December 28, 2013 was as follows:

	September 27, 2014			December 28, 2013
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$349,999	$(12,288)	$337,711	$350,000	$(25,174)	$324,826
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$349,999	$(12,288)	$337,711	$350,000	$(25,174)	$324,826
2015 Notes
In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. At maturity, the holders of the 2015 Notes will be entitled to receive the principal amount of the 2015 Notes plus accrued interest. The 2015 Notes are convertible into cash prior to maturity upon the occurrence of certain conditions described in the table below. To the extent that the 2015 Notes are convertible prior to maturity and a holder of the 2015 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash equal to the principal amount of the notes plus any additional conversion value as described in the table below under the heading “Conversion feature.” As of September 27, 2014, a total of one thousand dollars of the 2015 Notes had been tendered for early conversion.
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

A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at September 27, 2014	$349,999

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

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
Impact of Early Conversion Conditions on Financial Statements
The 2015 Notes mature on June 1, 2015 and therefore are classified as a current liability as of September 27, 2014. The 2015 Notes are convertible into cash from September 28, 2014 through January 3, 2015 because Cadence’s closing stock price exceeded $9.81 for at least 20 days in the 30-day period prior to September 27, 2014.
If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on September 27, 2014, Cadence would have recorded an expense of $14.0 million associated with the conversion, comprised of $12.3 million of unamortized debt discount and $1.7 million of unamortized transaction fees.
As of September 27, 2014, the if-converted value of the 2015 Notes to the note holders of approximately $801.9 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $804.3 million as of September 27, 2014 and $654.1 million as of December 28, 2013. The 2015 Notes currently trade at a premium to the if-converted value of the notes.

2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the condensed consolidated balance sheet at its estimated fair value. The fair value was $452.5 million as of September 27, 2014 and $306.8 million as of December 28, 2013.
2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015 and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as a derivative asset and are carried on the condensed consolidated balance sheet at their estimated fair value. The 2015 Notes Hedges fair value was $452.5 million as of September 27, 2014 and $306.8 million as of December 28, 2013. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three and nine months ended September 27, 2014 and September 28, 2013 and did not have a net impact on the condensed consolidated income statements for the respective periods.
The classification of the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current on the condensed consolidated balance sheet corresponds with the classification of the 2015 Notes.
As of September 27, 2014, and as a result of the one thousand dollars of the 2015 Notes that were tendered for early conversion, Cadence paid approximately one thousand dollars of the embedded conversion derivative liability to the note holder, and Cadence received approximately one thousand dollars from settlement of a proportional amount of the 2015 Notes Hedges.
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
The effective interest rate and components of interest expense of the 2015 Notes for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$2,289	$2,289	$6,867	$6,867
Amortization of debt discount	$4,379	$4,045	$12,886	$11,906
Revolving Credit Facility
In December 2012, Cadence entered into a five-year senior revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility was amended on September 19, 2014, on terms substantially similar to the prior credit agreement, except that, as amended, the credit facility (i) is unsecured, (ii) expires on September 19, 2019, (iii) currently has no subsidiary guarantors and (iv) includes certain amendments to the negative and financial covenants.
The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding amounts may be paid at any time prior to maturity.

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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 2.75 to 1, and a minimum interest coverage ratio of 3 to 1.
As of September 27, 2014 and December 28, 2013, Cadence had no outstanding borrowings under the credit facility and was in compliance with all financial covenants.

NOTE 3. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
Acquisitions
On June 13, 2014, Cadence acquired Jasper Design Automation, Inc., or Jasper, a privately held provider of formal analysis solutions based in Mountain View, California. The acquired technology complements Cadence’s existing system design and verification platforms. Total cash consideration for Jasper, after taking into account adjustments for certain costs, and cash held by Jasper at closing of $28.7 million, was $139.5 million. Cadence will also make payments to certain employees that are conditioned upon continued employment and the achievement of certain performance metrics over a three-year period.
The following table summarizes the fair value of assets acquired and liabilities assumed in the acquisition of Jasper:

(In thousands)
Cash and cash equivalents	$28,678
Property, plant and equipment	520
Other assets	4,362
Acquired intangibles:
Existing technology	68,200
Agreements and relationships	13,600
Tradenames and trademarks	900
In-process technology	10,300
Goodwill	79,792
Total assets acquired	$206,352
Deferred revenue	(11,900)
Other liabilities	(6,242)
Long-term deferred tax liabilities	(20,002)
Net assets acquired	$168,208
The allocation of purchase consideration to certain assets and liabilities has not been finalized. Cadence will continue to evaluate certain estimates and assumptions, primarily related to taxes and assumed liabilities, during the measurement period (up to one year from the acquisition date).
During the nine months ended September 27, 2014, Cadence also completed two other business combinations for total cash consideration of $27.5 million, after taking into account cash acquired of $2.1 million. The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded a total of $20.3 million of goodwill, $16.9 million of other intangible assets and $8.1 million of net liabilities consisting primarily of long-term deferred income taxes and deferred revenue.
Cadence amortizes acquired intangible assets with definite lives on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The weighted-average amortization period for definite-lived intangible assets acquired during the nine months ended September 27, 2014 is approximately eight years.
The goodwill related to Cadence’s acquisitions during the nine months ended September 27, 2014 is primarily related to expected synergies from combining operations of the acquired companies with Cadence. Cadence expects that approximately $2.8 million of goodwill related to the acquisitions completed during the nine months ended September 27, 2014 will be deductible for tax purposes.

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
During the three months ended September 27, 2014 and September 28, 2013, Cadence did not incur any transaction costs associated with acquisitions. During the nine months ended September 27, 2014 and September 28, 2013, Cadence incurred transaction costs associated with acquisitions of $3.7 million and $8.2 million, respectively. These costs consisted of professional fees and administrative costs and were expensed as incurred in Cadence’s condensed consolidated income statements.
Acquisition-Related Contingent Consideration
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions completed in prior fiscal years, subject to the satisfaction of future financial measures associated with the acquired technology. If performance is such that these payments are fully achieved, Cadence will be obligated to pay up to an aggregate of $10.0 million over the next 19 months. Of the $10.0 million, up to $8.3 million would be recorded as operating expenses in the condensed consolidated income statements.

NOTE 4. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 27, 2014 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2013	$456,905
Goodwill resulting from acquisitions	102,025
Measurement period adjustments	(1,913)
Effect of foreign currency translation	235
Balance as of September 27, 2014	$557,252
Measurement period adjustments to goodwill are applied based on new information obtained about preliminary amounts recognized for a business combination. During the nine months ended September 27, 2014, Cadence recorded measurement period adjustments associated with revisions to initial estimates of certain liabilities assumed with its acquisition of Jasper and certain tax estimates and assumptions made for one of its other fiscal 2014 acquisitions. These adjustments resulted in a decrease to goodwill.
We completed our annual goodwill impairment test during the third quarter of fiscal 2014 and determined that the fair value of our single reporting unit substantially exceeded the carrying amount of our net assets and that no impairment existed.
Acquired Intangibles, Net
Acquired intangibles as of September 27, 2014 were as follows, excluding intangibles that were fully amortized as of December 28, 2013:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$325,565	$(74,679)	$250,886
Agreements and relationships	175,388	(59,258)	116,130
Tradenames, trademarks and patents	10,618	(4,023)	6,595
Total acquired intangibles with definite lives	511,571	(137,960)	373,611
In-process technology	5,216	—	5,216
Total acquired intangibles	$516,787	$(137,960)	$378,827

In-process technology as of September 27, 2014 consisted of acquired projects that, if completed, will contribute to Cadence’s ability to offer additional IP and software solutions to its customers. As of September 27, 2014, these projects were expected to be complete in three to fifteen months. During the nine months ended September 27, 2014, Cadence completed certain projects previously included in in-process technology and transferred approximately $8.6 million to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended September 27, 2014 and September 28, 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Cost of product and maintenance	$10,071	$7,191	$26,260	$16,758
Amortization of acquired intangibles	6,316	5,141	17,105	14,259
Total amortization of acquired intangibles	$16,387	$12,332	$43,365	$31,017
Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2014 – remaining period	$16,452
2015	64,259
2016	57,383
2017	52,421
2018	48,813
Thereafter	134,283
Total estimated amortization expense	$373,611

NOTE 5. INCOME TAXES
Cadence’s provision for income taxes of $8.6 million and $20.4 million for the three and nine months ended September 27, 2014 primarily resulted from federal, state and foreign income taxes on its anticipated fiscal 2014 income. Cadence’s foreign earnings are generally subject to lower statutory tax rates than its United States earnings. In addition, Cadence’s provision for income taxes for the nine months ended September 27, 2014 does not include the potential tax benefit of the United States federal research tax credit which expired in December 2013. The expiration of the research tax credit is estimated to increase Cadence’s estimated annual effective tax rate for fiscal 2014 by 3%.

Cadence's provision for income taxes of $2.4 million for the three months ended September 28, 2013 was primarily related to federal, state and foreign income taxes on its anticipated fiscal 2013 income. Cadence’s provision for income taxes of $3.0 million for the nine months ended September 28, 2013 was primarily related to federal, state and foreign income taxes on its anticipated fiscal 2013 income partially offset by a tax benefit of $33.7 million from the release of an uncertain tax position, including related interest and penalties, and a $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit during the period.

NOTE 6. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of September 27, 2014 and December 28, 2013 were as follows:

	As of
	September 27, 2014	December 28, 2013
	(In thousands)
Accounts receivable	$77,311	$76,057
Unbilled accounts receivable	30,323	31,567
Long-term receivables	4,957	3,672
Total receivables	$112,591	$111,296
Less allowance for doubtful accounts	—	—
Total receivables, net	$112,591	$111,296
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of September 27, 2014, one customer accounted for approximately 15% of Cadence’s total receivables and no other single customer accounted for 10% or more of Cadence's total receivables. As of December 28, 2013, no single customer accounted for 10% or more of Cadence’s total receivables. As of September 27, 2014, approximately 48% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 28, 2013, approximately 47% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 27, 2014.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 27, 2014 and December 28, 2013:

	Fair Value Measurements as of September 27, 2014:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$296,855	$296,855	$—	$—
Short-term investments:
Corporate debt securities	36,725	—	36,725	—
Bank certificates of deposit	25,906	—	25,906	—
United States Treasury securities	19,655	19,655	—	—
United States government agency securities	8,357	8,357	—	—
Commercial paper	1,995	—	1,995	—
Marketable equity securities	2,332	2,332	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	25,425	25,425	—	—
2015 Notes Hedges	452,498	—	452,498	—
Total Assets	$869,748	$352,624	$517,124	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
2015 Notes Embedded Conversion Derivative	452,498	—	452,498	—
Foreign currency exchange contracts	1,730	—	1,730	—
Total Liabilities	$454,228	$—	$454,228	$—

	Fair Value Measurements as of December 28, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$345,872	$345,872	$—	$—
Bank certificates of deposit	2,300	—	2,300	—
Short-term investments:
Corporate debt securities	37,441	—	37,441	—
Bank certificates of deposit	20,308	—	20,308	—
United States Treasury securities	24,246	24,246	—	—
United States government agency securities	10,223	10,223	—	—
Commercial paper	2,493	—	2,493	—
Marketable equity securities	2,077	2,077	—	—
Trading securities held in NQDC trust	23,960	23,960	—	—
2015 Notes Hedges	306,817	—	306,817	—
Foreign currency exchange contracts	262	—	262	—
Total Assets	$775,999	$406,378	$369,621	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,091	$—	$—	$4,091
2015 Notes Embedded Conversion Derivative	306,817	—	306,817	—
Total Liabilities	$310,908	$—	$306,817	$4,091
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

Level 3 Measurements
The liabilities included in level 3 represent the fair value of contingent consideration associated with certain of Cadence’s acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the amounts and timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used a discount rate of 11% to value its contingent consideration liabilities as of December 28, 2013. Cadence believes that its estimates and assumptions are reasonable, but significant judgment is involved.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the condensed consolidated income statements.
The following table summarizes the level 3 activity for the nine months ended September 27, 2014:

(In thousands)
Balance as of December 28, 2013	$4,091
Payments	(2,329)
Adjustments	(1,762)
Balance as of September 27, 2014	$—
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

NOTE 8. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of September 27, 2014 and December 28, 2013 were as follows:

	As of
	September 27, 2014	December 28, 2013
	(In thousands)
Cash and cash equivalents	$500,483	$536,260
Short-term investments	94,970	96,788
Cash, cash equivalents and short-term investments	$595,453	$633,048

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of September 27, 2014 and December 28, 2013:

	As of
	September 27, 2014	December 28, 2013
	(In thousands)
Cash and interest bearing deposits	$203,628	$188,088
Money market funds	296,855	345,872
Bank certificates of deposit	—	2,300
Total cash and cash equivalents	$500,483	$536,260
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of September 27, 2014 and December 28, 2013:

	As of September 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$36,724	$18	$(17)	$36,725
Bank certificates of deposit	25,900	7	(1)	25,906
United States Treasury securities	19,644	17	(6)	19,655
United States government agency securities	8,349	8	—	8,357
Commercial paper	1,994	1	—	1,995
Marketable debt securities	92,611	51	(24)	92,638
Marketable equity securities	1,817	515	—	2,332
Total short-term investments	$94,428	$566	$(24)	$94,970

	As of December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$37,422	$30	$(11)	$37,441
Bank certificates of deposit	20,300	9	(1)	20,308
United States Treasury securities	24,219	28	(1)	24,246
United States government agency securities	10,212	11	—	10,223
Commercial paper	2,492	1	—	2,493
Marketable debt securities	94,645	79	(13)	94,711
Marketable equity securities	1,817	260	—	2,077
Total short-term investments	$96,462	$339	$(13)	$96,788
As of September 27, 2014, no securities held by Cadence had been in an unrealized loss position for greater than five months.

The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of September 27, 2014, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$52,401	$52,423
Due in one to three years	40,210	40,215
Total marketable debt securities included in short-term investments	$92,611	$92,638
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income (expense), net in the condensed consolidated income statements.
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
Cadence records in the condensed consolidated income statements as other income (expense), net, realized gains and losses on non-marketable investments, write downs related to cost method investments due to other-than-temporary declines in value, and the proportional share of issuers’ gains or losses related to equity method investments. The equity method income or loss recorded by Cadence is based on its percentage ownership in the issuer.
Cadence’s non-marketable investments as of September 27, 2014 and December 28, 2013 were as follows:

	As of
	September 27, 2014	December 28, 2013
	(In thousands)
Cost method	$1,081	$3,038
Equity method	5,091	3,639
Total non-marketable investments	$6,172	$6,677

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to operate more efficiently. These restructuring plans were primarily comprised of severance payments and termination benefits related to headcount reductions and estimated lease losses related to facilities vacated under the restructuring plans. During the three months ended September 27, 2014, Cadence initiated a restructuring plan, or the 2014 Restructuring Plan, and recorded restructuring and other charges of approximately $11.0 million related to severance payments and termination benefits and impairment of certain property, plant and equipment. As of September 27, 2014, total liabilities related to the 2014 Restructuring Plan were $7.4 million. Cash payments for severance and related benefits for the 2014 Restructuring Plan will be made through the first quarter of fiscal 2016.
The remaining accrual for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
September 27, 2014
(In thousands)
Accounts payable and accrued liabilities	$9,144
Other long-term liabilities	2,523
Total accrued	$11,667

The following table presents activity relating to Cadence’s restructuring plans during the nine months ended September 27, 2014:

	Severance and Benefits	Excess Facilities	Impairment of Property plant and equipment	Total
	(In thousands)
Balance, December 28, 2013	$10,672	$3,552	$—	$14,224
Restructuring and other charges, net	8,402	440	2,555	11,397
Non-cash charges	—	—	(2,555)	(2,555)
Cash payments	(10,276)	(828)	—	(11,104)
Effect of foreign currency translation	(116)	(179)	—	(295)
Balance, September 27, 2014	$8,682	$2,985	$—	$11,667

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
The calculations for basic and diluted net income per share for the three and nine months ended September 27, 2014 and September 28, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands, except per share amounts)
Net income	$37,535	$38,500	$93,868	$126,538
Weighted average common shares used to calculate basic net income per share	284,462	278,977	283,141	277,034
Convertible notes	—	9	—	11
2015 Warrants	17,580	11,587	15,070	11,042
Stock-based awards	7,953	6,385	7,384	6,444
Weighted average common shares used to calculate diluted net income per share	309,995	296,958	305,595	294,531
Net income per share - basic	$0.13	$0.14	$0.33	$0.46
Net income per share - diluted	$0.12	$0.13	$0.31	$0.43
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 27, 2014 and September 28, 2013 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
2013 Warrants	—	6,830	—	6,830
Options to purchase shares of common stock	1,403	5,639	3,479	6,048
Non-vested shares of restricted stock	53	3,280	24	1,099
Total potential common shares excluded	1,456	15,749	3,503	13,977

NOTE 11. STOCK REPURCHASE PROGRAMS
In February 2008, Cadence's Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, Cadence's Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to an additional $500.0 million in the aggregate. As of September 27, 2014, $751.8 million remained under these authorizations.
In January 2014, Cadence's Board of Directors approved a two-year plan to repurchase shares of its common stock of up to an aggregate of $100.0 million under the 2008 authorizations. In July 2014, Cadence's Board of Directors replaced the aggregate $100.0 million stock repurchase plan with a new two-year plan to repurchase shares of Cadence common stock of up to an aggregate of $300.0 million under the 2008 authorizations, beginning with the third quarter of fiscal 2014.
The shares repurchased under Cadence’s 2008 authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Shares repurchased	2,154	—	3,748	—
Total cost of repurchased shares	$37,543	$—	$62,575	$—

NOTE 12. OTHER COMPREHENSIVE INCOME
Cadence’s other comprehensive income is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities, net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive income was comprised of the following as of September 27, 2014, and December 28, 2013:

	As of
	September 27, 2014	December 28, 2013
	(In thousands)
Foreign currency translation gain	$27,583	$27,183
Changes in defined benefit plan liabilities	(2,780)	(3,218)
Unrealized holding gains on available-for-sale securities	541	346
Total accumulated other comprehensive income	$25,344	$24,311
For the three and nine months ended September 27, 2014 and September 28, 2013 there were no significant amounts reclassified from accumulated other comprehensive income to net income.

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

Other Contingencies
Cadence provides its customers with a warranty on sales of emulation hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 27, 2014 or September 28, 2013.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended September 27, 2014 or September 28, 2013.

NOTE 14. OTHER INCOME (EXPENSE), NET
Cadence’s other income (expense), net for the three and nine months ended September 27, 2014 and September 28, 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Interest income	$507	$366	$1,490	$1,275
Gains on marketable debt and equity securities, net	615	1,363	682	1,339
Gains (losses) on non-marketable investments, net	(479)	(11)	1,473	1,102
Gains (losses) on securities in NQDC trust	(104)	206	3,005	2,057
Gains (losses) on foreign exchange	935	489	(235)	1,476
Write-down of non-marketable investments	(1,956)	—	(1,956)	(464)
Other income (expense), net	65	122	141	(57)
Total other income (expense), net	$(417)	$2,535	$4,600	$6,728

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

The following table presents a summary of revenue by geography for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Americas:
United States	$179,883	$168,125	$505,084	$476,525
Other Americas	6,065	7,212	17,900	17,393
Total Americas	185,948	175,337	522,984	493,918
Asia	89,644	73,081	264,946	215,629
Europe, Middle East and Africa	81,923	72,376	241,529	229,053
Japan	42,981	45,853	128,375	144,794
Total	$400,496	$366,647	$1,157,834	$1,083,394
The following table presents a summary of long-lived assets by geography as of September 27, 2014 and December 28, 2013:

	As of
	September 27, 2014	December 28, 2013
	(In thousands)
Americas:
United States	$201,408	$207,694
Other Americas	560	294
Total Americas	201,968	207,988
Asia	22,197	23,508
Europe, Middle East and Africa	6,361	6,326
Japan	811	893
Total	$231,337	$238,715

NOTE 16. SUBSEQUENT EVENT
On October 9, 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due 2024, or the 2024 Notes, due October 15, 2024. Cadence received estimated net proceeds of $342.4 million million from issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of approximately $6.2 million. Both the discount and issuance costs will be amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest will be payable in cash semi-annually commencing on April 15, 2015. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence's existing and future senior indebtedness. Cadence may redeem the 2024 Notes, in whole or in part, at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Cadence may be required to repurchase the 2024 Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. The 2024 Notes contain restrictive covenants that limit Cadence's ability to incur certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge or sell all or substantially all of its assets, subject to a number of qualifications and exceptions.

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
Results of Operations
Financial results for the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, reflect increases in:

•	our product and maintenance revenue, primarily because of increased business levels and increased revenue recognized from bookings in prior periods and incremental revenue from our acquisitions;

•	product and maintenance related costs consisting of costs associated with our emulation hardware and amortization of technology-related and maintenance-related acquired intangibles;

•
employee-related costs, primarily consisting of costs related to hiring additional employees, increased compensation for existing employees and incremental costs related to employees added from our fiscal 2014 and 2013 acquisitions;

•	stock-based compensation;

•	severance and other termination costs primarily associated with a voluntary early retirement program we offered to certain of our employees during the nine months ended September 27, 2014;

•	restructuring charges due to restructuring activities initiated during the three months ended September 27, 2014;

•	amortization of acquired intangibles resulting from our fiscal 2014 and 2013 acquisitions; and

•	our quarterly and year to date provisions for income taxes.
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
Revenue by Period
The following table shows our revenue for the three months ended September 27, 2014 and September 28, 2013 and the change in revenue between periods:

	Three Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$374.1	$341.6	$32.5	10%
Services	26.4	25.0	1.4	5%
Total revenue	$400.5	$366.6	$33.9	9%

The following table shows our revenue for the nine months ended September 27, 2014 and September 28, 2013 and the change in revenue between periods:

	Nine Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,085.9	$1,007.9	$78.0	8%
Services	71.9	75.5	(3.6)	(5)%
Total revenue	$1,157.8	$1,083.4	$74.4	7%
Product and maintenance revenue increased during the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, primarily because of increased business levels, increased revenue recognized from bookings in prior periods and incremental revenue recognized from our fiscal 2013 acquisitions. Services revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services and customized IP offerings.
No single customer accounted for 10% or more of total revenue during the three and nine months ended September 27, 2014 or September 28, 2013.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	September 28, 2013	December 28, 2013	March 29, 2014	June 28, 2014	September 27, 2014
Functional Verification, including Emulation Hardware	24%	25%	23%	21%	23%
Digital IC Design and Signoff	29%	29%	30%	30%	29%
Custom IC Design	28%	26%	27%	28%	27%
System Interconnect and Analysis	10%	10%	10%	11%	10%
IP	9%	10%	10%	10%	11%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
United States	$179.9	$168.1	$11.8	7%
Other Americas	6.1	7.2	(1.1)	(15)%
Asia	89.6	73.1	16.5	23%
Europe, Middle East and Africa	81.9	72.4	9.5	13%
Japan	43.0	45.8	(2.8)	(6)%
Total revenue	$400.5	$366.6	$33.9	9%

	Nine Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
United States	$505.1	$476.5	$28.6	6%
Other Americas	17.9	17.4	0.5	3%
Asia	264.9	215.6	49.3	23%
Europe, Middle East and Africa	241.5	229.1	12.4	5%
Japan	128.4	144.8	(16.4)	(11)%
Total revenue	$1,157.8	$1,083.4	$74.4	7%
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
Revenue for Asia increased during the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, primarily due to increases in revenue from our software business and emulation hardware installations.
Revenue for Japan decreased during the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, primarily due to business conditions facing our Japanese customers. Because of these conditions, we expect lower revenue for Japan during fiscal 2014, as compared to fiscal 2013.
For the primary factors contributing to our increase in revenue in other geographies, see the general description under “Revenue by Period,” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
United States	45%	46%	44%	44%
Other Americas	1%	2%	1%	2%
Asia	22%	20%	23%	20%
Europe, Middle East and Africa	21%	20%	21%	21%
Japan	11%	12%	11%	13%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$37.0	$32.5	$4.5	14%
Cost of services	17.1	17.2	(0.1)	(1)%

	Nine Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$116.9	$90.5	$26.4	29%
Cost of services	48.7	50.7	(2.0)	(4)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$26.9	$25.3	$1.6	6%
Amortization of acquired intangibles	10.1	7.2	2.9	40%
Total cost of product and maintenance	$37.0	$32.5	$4.5	14%

	Nine Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$90.6	$73.7	$16.9	23%
Amortization of acquired intangibles	26.3	16.8	9.5	57%
Total cost of product and maintenance	$116.9	$90.5	$26.4	29%
Cost of product and maintenance depends primarily upon our emulation hardware product sales and gross margins in any given period. Employee salary, benefits and other employee-related costs, and the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology, also impact cost of product and maintenance.
The changes in product and maintenance-related costs for the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation hardware costs	$1.6	$17.4
Other items	—	(0.5)
	$1.6	$16.9

Emulation hardware costs increased during the nine months ended September 27, 2014, as compared to the nine months ended September 28, 2013, due to a higher volume of emulation hardware products sold. Gross margins on our emulation hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle. Gross margins on our emulation hardware products decreased during the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013. We expect lower gross margins on the sale of our emulation hardware products for fiscal 2014, as compared to fiscal 2013, primarily due to an increasingly competitive environment for emulation hardware.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three months ended September 27, 2014, as compared to the three months ended September 28, 2013, primarily due to the increase in amortization of intangible assets associated with our fiscal 2014 acquisitions. Amortization of acquired intangibles included in cost of product and maintenance increased during the nine months ended September 27, 2014, as compared to the nine months ended September 28, 2013, primarily due to the increase in amortization of intangible assets associated with our fiscal 2014 and 2013 acquisitions. We expect amortization of acquired intangibles to increase for the remainder of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to amortization of intangible assets recorded in connection with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 4 of the notes to condensed consolidated financial statements.
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
Our employee salary and other compensation-related costs increased during the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, primarily due to hiring of additional employees for our research and development and sales activities, increased compensation for existing employees and incremental costs related to employees added from our fiscal 2014 and 2013 acquisitions.
During the second quarter of fiscal 2014, we initiated a voluntary early retirement program. The program was offered to certain eligible employees in North America and Japan and enrollment for those employees was completed prior to September 27, 2014. We recorded costs associated with this program of approximately $0.5 million and $9.7 million in our operating expenses during the three and nine months ended September 27, 2014, respectively. The increase in operating expenses associated with this program is included in the change in severance and other termination costs presented in the analysis of our operating expenses below.
During the third quarter of fiscal 2014, we initiated restructuring activities and recorded restructuring and other charges of approximately $11.0 million related to severance payments, severance-related benefits, costs associated with outplacement services and impairment of certain property plant and equipment.
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
We expect our total operating expenses to increase during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, primarily due to the addition of employees through our fiscal 2014 acquisitions and hiring of research and development and sales personnel, partially offset by reductions in expense as a result of our restructuring activities.

Our operating expenses for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$100.4	$98.1	$2.3	2%
Research and development	148.7	138.1	10.6	8%
General and administrative	25.9	27.6	(1.7)	(6)%
Total operating expenses	$275.0	$263.8	$11.2	4%

	Nine Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$297.3	$283.8	$13.5	5%
Research and development	447.9	398.6	49.3	12%
General and administrative	86.7	91.8	(5.1)	(6)%
Total operating expenses	$831.9	$774.2	$57.7	7%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Marketing and sales	25%	27%	26%	26%
Research and development	37%	38%	39%	37%
General and administrative	6%	8%	7%	8%
Total operating expenses	68%	73%	72%	71%
 Marketing and Sales
The changes in marketing and sales expense for the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$3.2	$10.3
Stock-based compensation	1.3	4.1
Severance and other termination costs	(0.5)	1.4
Facilities and other infrastructure costs	(0.8)	(2.1)
Other items	(0.9)	(0.2)
	$2.3	$13.5

Research and Development
 The changes in research and development expense for the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$5.3	$29.4
Stock-based compensation	2.2	7.6
Severance and other termination costs	—	5.9
Professional services	1.5	1.7
Other items	1.6	4.7
	$10.6	$49.3
General and Administrative
The changes in general and administrative expense for the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Professional services	$1.5	$(2.6)
Severance and other termination costs	0.2	1.7
Salary, benefits and other employee-related costs	0.5	1.5
Facilities and other infrastructure costs	(1.5)	(2.1)
Changes in fair value of contingent consideration	(1.8)	(2.1)
Other items	(0.6)	(1.5)
	$(1.7)	$(5.1)
Restructuring and other charges
We have initiated various restructuring plans to better align our resources with our business strategy, including a restructuring plan we initiated during the three months ended September 27, 2014, or the 2014 Restructuring Plan, and a restructuring plan we initiated during fiscal 2013. For an additional description of the 2014 Restructuring Plan, see Note 9 in the notes to condensed consolidated financial statements.
We recorded restructuring and other charges during the three months ended September 27, 2014 of $11.0 million related to the 2014 Restructuring Plan, including $8.3 million for severance and related benefits and $2.6 million related to the impairment of certain property plant and equipment.
Restructuring and other charges recorded during the three and nine months ended September 28, 2013 consisted primarily of severance and other benefits related to our restructuring activities initiated during fiscal 2013.
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

Stock-based Compensation
Stock-based compensation expense is recorded within the various components of our costs and expenses. Stock-based compensation included in operating expenses increased $4.3 million and $13.3 million during the three and nine months ended September 27, 2014, respectively, as compared to the three and nine months ended September 28, 2013, respectively, primarily because of higher grant-date fair values.
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
Amortization of Acquired Intangibles

	Three Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$6.3	$5.1	$1.2	24%

	Nine Months Ended		Change
	September 27, 2014	September 28, 2013	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$17.1	$14.3	$2.8	20%

The increase in amortization of acquired intangibles during the three and nine months ended September 27, 2014, as compared to the three and nine months ended September 28, 2013, resulted from increased amortization of intangible assets related to our fiscal 2014 and fiscal 2013 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized.
We expect amortization of acquired intangibles to increase during the remainder of fiscal 2014, as compared to the same period in fiscal 2013, due to the amortization of intangible assets recorded in connection with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 4 of the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions)
Contractual interest expense:
2013 Notes	$—	$0.5	$—	$1.6
2015 Notes	2.3	2.3	6.9	6.9
Revolving credit facility	0.2	0.3	0.5	0.9
Amortization of debt discount:
2013 Notes	—	1.7	—	5.0
2015 Notes	4.4	4.0	12.9	11.9
Amortization of deferred financing costs:
2013 Notes	—	0.1	—	0.3
2015 Notes	0.6	0.6	1.8	1.6
Other	—	0.1	0.1	0.2
Total interest expense	$7.5	$9.6	$22.2	$28.4

We expect interest expense to increase during the remainder of fiscal 2014 after giving effect to our 4.375% Senior Notes due 2024, or our 2024 Notes. For an additional description of our 2024 Notes, see Note 16 of the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In millions, except percentages)
Provision for income taxes	$8.6	$2.4	$20.4	$3.0
Effective tax rate	18.6%	5.8%	17.9%	2.3%
Our provision for income taxes for the three and nine months ended September 27, 2014 primarily resulted from federal, state and foreign income taxes on our anticipated fiscal 2014 income. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. In addition, our provision for income taxes for the three and nine months ended September 27, 2014 does not include the potential tax benefit of the United States federal research tax credit, which expired in December 2013. The expiration of the research tax credit is estimated to increase our estimated annual effective tax rate for fiscal 2014 by 3%.
Our provision for income taxes for the three months ended September 28, 2013 was primarily related to federal, state and foreign income taxes on our anticipated fiscal 2013 income. Our provision for income taxes for the nine months ended September 28, 2013 was primarily related to federal, state and foreign income taxes on our fiscal 2013 income partially offset by a tax benefit of $33.7 million from the release of an uncertain tax position, including related interest and penalties, and a $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit during the period.
We estimate our annual effective tax rate for fiscal 2014 to be approximately 18%. Our estimate excludes tax effects of certain stock compensation, potential acquisitions, and other items which we cannot anticipate.
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

Liquidity and Capital Resources

	As of
	September 27, 2014	December 28, 2013	Change
	(In millions)
Cash, cash equivalents and short-term investments	$595.5	$633.0	$(37.5)
Net working capital	$55.6	$72.9	$(17.3)
Cash, Cash Equivalents and Short-term Investments
As of September 27, 2014, our principal sources of liquidity consisted of $595.5 million of cash, cash equivalents and short-term investments, as compared to $633.0 million as of December 28, 2013.
Our primary source of cash, cash equivalents and short-term investments during the nine months ended September 27, 2014 was customer payments for products, maintenance and services, borrowings under our revolving credit facility, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the nine months ended September 27, 2014 were payments relating to salaries, benefits, other employee-related costs and operating expenses, our fiscal 2014 acquisitions, payments on our revolving credit facility, repurchases of our common stock, purchases of inventory, purchases of property, plant and equipment, tax payments and payments related to our recent restructuring plans and our voluntary early retirement program.
Approximately 68% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of September 27, 2014. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of September 27, 2014. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A, “Risk Factors.”
We have a $250 million revolving credit facility that may be used to finance working capital, capital expenditures, acquisitions and other business purposes. Any outstanding loans drawn under the credit facility are payable on or before September 19, 2019. The credit facility contains customary negative covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens and make certain investments, asset dispositions and restricted payments. In addition, the credit facility contains certain financial covenants that require us to maintain a leverage ratio of not greater than 2.75 to 1, subject to certain exceptions, and requires that we maintain an interest coverage ratio of at least 3 to 1.
As of September 27, 2014, we had no outstanding borrowings under the credit facility and were in compliance with the financial covenants. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations, proceeds from our 2024 Notes and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including servicing the maturity or conversion of our 2015 Notes, acquisitions and share repurchases, if any, for at least the next 12 months.

Net Working Capital
Net working capital decreased by $17.3 million as of September 27, 2014, as compared to December 28, 2013, due to the following:

Change
(In millions)
Decrease in cash and cash equivalents	(35.8)
Increase in convertible notes	(12.9)
Decrease in short-term investments	(1.8)
Increase in current portion of deferred revenue	(0.2)
Increase in inventories	10.9
Decreases in accounts payable and accrued liabilities	11.0
Increase in prepaid expenses and other	11.5
$(17.3)
Cash Flows from Operating Activities

	Nine Months Ended
	September 27, 2014	September 28, 2013	Change
	(In millions)
Cash provided by operating activities	$184.7	$248.4	$(63.7)
Cash flows from operating activities decreased $63.7 million during the nine months ended September 27, 2014, as compared to September 28, 2013, due to the following:

Change
(In millions)
Net income, net of non-cash related gains and losses	$18.3
Changes in operating assets and liabilities, net of effect of acquired businesses	(82.0)
$(63.7)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The decrease in cash flows from operating activities for the nine months ended September 27, 2014, as compared to the nine months ended September 28, 2013, was primarily due to the timing of cash receipts from customers, working capital requirements, payments under our recent restructuring plans, payments for our voluntary early retirement program and an increase in cash paid for taxes, net of tax refunds.
We expect to pay an additional $11.7 million after September 27, 2014 related to our restructuring activities to date, of which we expect approximately $9.1 million will be paid within the next twelve months. We expect to pay $6.0 million related to our voluntary retirement program after September 27, 2014, of which we expect approximately $5.7 million will be paid within the next 12 months.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.

Cash Flows from Investing Activities

	Nine Months Ended
	September 27, 2014	September 28, 2013	Change
	(In millions)
Cash used for investing activities	$(191.3)	$(417.1)	$225.8
The changes in net cash used for investing activities for the nine months ended September 27, 2014, as compared to the nine months ended September 28, 2013, were due to the following:

Change
(In millions)
Cash paid in business combinations and asset acquisitions, net of cash acquired	$225.6
Proceeds from the sale and maturity of available-for-sale securities	12.8
Purchases of property, plant and equipment	8.0
Proceeds from the sale of long-term investments	(6.2)
Purchases of available-for-sale securities	(14.4)
$225.8
Cash paid in business combinations and asset acquisitions relates to our fiscal 2014 and 2013 acquisitions. For an additional description of the acquisitions completed during the nine months ended September 27, 2014, see Note 3 in the notes to condensed consolidated financial statements.
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
Cash Flows from Financing Activities

	Nine Months Ended
	September 27, 2014	September 28, 2013	Change
	(In millions)
Cash provided by financing activities	$(27.9)	$77.4	$(105.3)
The changes in net cash provided by financing activities for the nine months ended September 27, 2014, as compared to the nine months ended September 28, 2013, were due to the following:

Change
(In millions)
Payments for repurchases of common stock	$(62.6)
Payment on revolving credit facility	(50.0)
Stock received for payment of employee taxes on vesting of restricted stock	(4.2)
Tax effect related to employee stock transactions allocated to equity	(3.7)
Payment of acquisition-related contingent consideration	(1.2)
Principal payments on receivable financing	2.5
Proceeds from the issuance of common stock	14.0
Other items	(0.1)
$(105.3)

During the nine months ended September 27, 2014, we used $62.6 million of cash and cash equivalents to repurchase shares of our common stock. We expect to repurchase up to a total of $100.0 million of our common stock during fiscal 2014, and we may repurchase additional shares of our common stock during fiscal 2015 in connection with our current repurchase plan. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Other Factors Affecting Liquidity and Capital Resources
Revolving Credit Facility
On September 19, 2014, we amended our senior revolving credit facility on terms substantially similar to the prior credit agreement, except that, as amended, our revolving credit facility (i) is unsecured, (ii) expires on September 19, 2019, (iii) currently has no subsidiary guarantors and (iv) includes certain amendments to the negative and financial covenants. Our revolving credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million.
2024 Notes
On October 9, 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due 2024, or the 2024 Notes, due October 15, 2024. We received net proceeds of $342.4 million from issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest will be payable in cash semi-annually commencing on April 15, 2015. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness.The proceeds of the 2024 Notes are available for general corporate purposes, which may include the retirement of debt, working capital, capital expenditures, acquisitions and strategic transactions.
Convertible Notes
As of September 27, 2014, we had convertible notes outstanding with a net liability value of $337.7 million that mature on June 1, 2015. The principal maturity value of our 2015 Notes is $350.0 million. The total cash payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
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
Additionally, holders may convert their 2015 Notes into cash during any quarter following a quarter in which our stock price closes above $9.81 for at least 20 of the last 30 trading days. The 2015 Notes are convertible into cash from September 28, 2014 through January 3, 2015 because our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to September 27, 2014. While holders of the 2015 Notes have the right to convert their notes, we do not anticipate a significant number of conversions before the June 1, 2015 maturity date of the 2015 Notes. If the holders of our 2015 Notes elect to convert their notes into cash, we would be required to make cash payments of up to $350.0 million and accrued interest prior to the maturity of the 2015 Notes. As of September 27, 2014, a total of one thousand dollars of the 2015 Notes had been tendered for early conversion.
In connection with the 2015 Notes, we entered into the 2015 Notes Hedges and sold warrants to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes.
We believe that cash generated from our operating activities in future periods, proceeds from our 2024 Notes, and access to our revolving credit facility will be sufficient to service the maturity or conversion of our 2015 Notes. For an additional description of the 2015 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 2 in the notes to condensed consolidated financial statements.

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
We enter into foreign currency forward exchange contracts with financial institutions to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income (expense), net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.
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
The following table provides information about our foreign currency forward exchange contracts as of September 27, 2014. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2014.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$57.9	0.77
Indian rupee	48.9	61.17
Japanese yen	16.6	107.79
Chinese renminbi	14.9	6.16
British pound	11.6	0.62
Canadian dollar	10.2	1.10
Israeli shekel	9.9	3.62
Other	16.7	N/A
Total	$186.7
Estimated fair value	$(1.7)
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
Our short-term investments as of September 27, 2014 include $92.6 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of September 27, 2014, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of September 27, 2014.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of September 27, 2014, we had no outstanding balance under our revolving credit facility. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in the notes to condensed consolidated financial statements, and Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, for an additional description of these investments. Our non-marketable investments had a carrying value of $6.2 million as of September 27, 2014, and $6.7 million as of December 28, 2013.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2014.
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
Based on their evaluation as of September 27, 2014, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have been investing and expect to continue to invest in research and development efforts for new products and technologies and services. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may be harmed.
We have invested and expect to continue to invest in research and development for new products and technologies and services in response to our customers’ increasing technological requirements, such as the migration to advanced process nodes and the introduction of FinFETs. Such investments may be in related areas, such as technical sales support. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and services to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our revenue and operating results may be adversely affected.
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
At the time of issuance of our 2015 Notes, we entered into separate warrant transactions for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015. These warrants will be settled in net shares. Upon expiration of the warrants, we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If our stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. Additional risk factors related to our indebtedness are described below under “Risks Related to Our Securities and Indebtedness."
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 55% and 54% during the three months ended September 27, 2014 and September 28, 2013, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the United States, or U.S., dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the U.S. dollar, it takes more of the foreign currency to purchase the same amount of U.S. dollars than before the change. If we price our products and services in the foreign currency, we receive fewer U.S. dollars than we did before the change. If we price our products and services in U.S. dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.

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
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 13 in the notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
We have significant operations outside the United States. As of September 27, 2014, approximately 68% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing U.S. cash, cash equivalents, future U.S. operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing U.S.operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
The investment of our cash, cash equivalents and investments in money market funds and marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
Our investments include various money market funds and marketable debt securities, such as corporate debt securities, U.S. Treasury securities, U.S. government agency securities, bank certificates of deposit and commercial paper. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of debt securities. Additionally, changes in monetary policy by the Federal Open Market Committee and concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. Furthermore, if there is a default or downgrade of U.S. government or agency debt securities, our investment portfolio may be adversely impacted, requiring impairment charges that could adversely affect our liquidity, financial position, results of operations or cash flows. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.

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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2014, the FASB issued a new accounting standard related to revenue recognition which could change the way we account for certain of our sales transactions. The adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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
We have a substantial level of debt. As of September 27, 2014, we had total outstanding indebtedness with a principal balance of approximately $350.0 million. We also had the ability to borrow $250.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million available under our revolving credit facility. The issuance of the 2024 Notes in October 2014 increased the amount of our outstanding debt by approximately $350 million and increased the amount of our cash interest payments in future periods. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indentures that govern the 2024 Notes and the 2015 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations to service our debt as described above;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors and competitors that have greater access to capital resources; and

•	increasing our cost of borrowing.

In addition, the credit agreement governing our revolving credit facility and the indentures that govern the 2024 Notes and the 2015 Notes contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
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
In order for the 2015 Notes to be convertible into cash in a particular fiscal quarter, a conversion condition must be met during the preceding fiscal quarter. During the three months ended September 27, 2014, our closing stock price exceeded $9.81 for at least 20 of the last 30 trading days prior to September 27, 2014. As a result, the 2015 Notes are convertible into cash from September 28, 2014 through January 3, 2015.
If one or more of the 2015 Note holders elect to convert their notes at a time when the conversion conditions have been met, we would be required to settle the converted principal, accrued interest and the conversion value through payment of cash earlier than the contractual maturity, which could adversely affect our liquidity and financial condition.
At the option of the holders of our outstanding notes, we may, under certain circumstances, be required to repurchase such notes.
Under the terms of our 2015 Notes and 2024 Notes, we may be required to repurchase for cash such notes prior to their maturity in connection with the occurrence of certain significant corporate events. In the case of the 2015 Notes, we are required to offer to repurchase such notes upon a “fundamental change” (as defined in the indenture related to such notes), such as a change of control in which substantially all of the consideration does not consist of publicly traded securities. In the case of the 2024 Notes, we are required to offer to repurchase such notes upon a “change of control triggering event” (as defined in the indenture related to such notes), such as a change of control accompanied by certain downgrades in the credit ratings of such notes. The repayment obligations under such notes may have the effect of discouraging, delaying or preventing a takeover of our company. Payment of any notes prior to their scheduled maturities could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.
The terms of the credit agreement governing our revolving credit facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make certain investments;

•	sell assets;

•	incur liens;

•	enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the credit agreement governing our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our revolving credit facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, none of which are guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they become guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations.
If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money and we could be forced into bankruptcy or liquidation.

Hedge and warrant transactions entered into in connection with the issuance of the 2015 Notes may affect the value of our common stock.
We entered into hedge transactions with various financial institutions at the time of the issuance of the 2015 Notes, with the objective of limiting our exposure to the additional cash payments above the principal amount of conversion of the 2015 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with our hedge and warrant transactions associated with the 2015 Notes, these financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the 2015 Notes by purchasing and selling shares of our common stock, other of our securities or other instruments they may wish to use in connection with such hedging. Any of these transactions and activities could adversely affect the value of our common stock and, as a result, the amount of cash that the 2015 Notes holders will receive upon conversion of the 2015 Notes.
We are subject to the risk that the hedge participants fail to fulfill their obligations under the 2015 Notes hedge transactions.
The convertible note hedge transactions in connection with the 2015 Notes are intended to reduce our exposure above the $350 million principal balance in the event of a cash conversion of the 2015 Notes. If any of the participants in the hedge transactions are unwilling or unable to perform its obligations under those transactions for any reason, we would not be able to receive the benefits of such transactions. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of September 27, 2014 and mature in June 2015. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement governing our revolving credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the 2024 Notes and the 2015 Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If we were to borrow under our revolving credit facility and if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all loans are fully drawn and that we have fully exercised our right to increase borrowing capacity under our revolving credit facility, each quarter point change in interest rates would result in an approximately $1.0 million change in annual interest expense on our indebtedness under our revolving credit facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
A lowering or withdrawal of the ratings assigned to our 2024 Notes by rating agencies may increase our future borrowing costs and reduce our access to capital.
The 2024 Notes currently have an investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2024 Notes. Any future lowering of the ratings of the 2024 Notes likely would make it more difficult or more expensive for us to obtain additional debt financing.

Rating agencies may provide unsolicited ratings on the 2015 Notes that could reduce the market value or liquidity of our 2015 Notes or our common stock.
We have not requested a rating of the 2015 Notes from any rating agency, and we do not anticipate that the 2015 Notes will be rated. However, if one or more rating agencies independently elects to rate the 2015 Notes and assigns the 2015 Notes a rating lower than the rating expected by investors, or reduces such rating in the future, the market price or liquidity of the 2015 Notes, as the case may be, and our common stock could be harmed. Should a decline occur in the market price of the 2015 Notes, as compared to the price of our common stock, the decline may trigger the right of the holders of the 2015 Notes to convert such notes into cash.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500 million in the aggregate. In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to an additional $500 million in the aggregate. $751.8 million remained under these authorizations as of September 27, 2014.
In January 2014, our Board of Directors approved a two-year plan to repurchase shares of our common stock of up to an aggregate of $100 million under the 2008 authorizations. In July 2014, our Board of Directors replaced the aggregate $100 million stock repurchase plan with a new two-year plan to repurchase shares of our common stock of up to an aggregate of $300 million under the 2008 authorizations, beginning with the third quarter of fiscal 2014. We repurchased 2,153,785 shares under our repurchase programs during the three months ended September 27, 2014.
The following table presents repurchases made under our 2008 authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 27, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Authorization (1) (In millions)
June 29, 2014 – August 2, 2014	187,496	$16.97	171,500	$786.5
August 3, 2014 – August 30, 2014	1,550,232	$17.29	1,018,679	$769.0
August 31, 2014 – September 27, 2014	977,464	$17.79	963,606	$751.8
Total	2,715,192	$17.45	2,153,785
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
4.01	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-15867	4.01	10/9/2014

4.02	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, National Association, as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014

10.01	Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.01	7/23/2014

10.02	Form of Incentive Stock Award Agreement, as currently in effect under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.02	7/23/2014

10.03	Form of Stock Option Agreement, as currently in effect under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.03	7/23/2014

10.04	First Amendment to Credit Agreement, dated as of September 19, 2014, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	9/22/2014

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 20, 2014	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	October 20, 2014	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

4.01	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	000-15867	4.01	10/9/2014
4.02	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, National Association, as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014

10.01	Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.01	7/23/2014

10.02	Form of Incentive Stock Award Agreement, as currently in effect under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.02	7/23/2014

10.03	Form of Stock Option Agreement, as currently in effect under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.03	7/23/2014

10.04	First Amendment to Credit Agreement, dated as of September 19, 2014, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	9/22/2014

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X