Form 10-K
period 2015-01-03
CADENCE DESIGN SYSTEMS INC
filed 2015-02-20
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 28, 2014 was approximately $5,029,294,000.
On February 7, 2015, approximately 292,324,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 3, 2015

PART I.

Item 1. Business
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in the “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities Exchange Commission, or SEC, filings.
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
Overview
We develop system design enablement, or SDE, solutions that our customers use to design whole electronics systems and increasingly small and complex integrated circuits, or ICs, and electronic devices. Our solutions are designed to help our customers reduce the time to bring an electronics system, IC or electronic device to market and to reduce their design, development and manufacturing costs. Our SDE product offerings include electronic design automation, or EDA, software, emulation and prototyping hardware, and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. We provide maintenance for our software, emulation hardware, and IP product offerings. We also provide engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP. These services help our customers manage and accelerate their electronics product development processes.
Our customers include electronics systems and semiconductor companies, internet service providers and other technology companies that deliver a wide range of electronics products in a number of market segments, such as mobile and consumer devices, communications, cloud and data center infrastructure, personal computers, automotive systems, medical systems, and other devices. The renewal of many of our customer contracts and our customers’ decisions to make new purchases from us are dependent upon our customers’ commencement of new design projects. As a result, our business is significantly influenced by our customers’ business outlook and investment in new designs and products.
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
The EDA and IP Industries as Drivers for Our Business
Our system design enablement strategy is to deliver the technologies necessary for integrated system and SOC design with an end product in mind. At the heart of this strategy is our growing core EDA business, which is complemented by opportunities to expand our business in IP, system interconnect and analysis, system level design and hardware-software development.

Our business serves EDA and IP customers, including electronics systems and semiconductor companies, internet service providers and other technology companies, that are driven by end-user demand for electronics systems, ICs and devices that are smaller, use less power and provide more functionality. To meet this demand, our customers design and develop new ICs and electronic devices and systems using our products and services. Accordingly, our business depends on our customers’ continued investment in new designs and products.
The markets our customers serve are sensitive to product price, performance and the time it takes to bring their products to market. In order to be competitive and profitable in these markets, our customers demand high levels of productivity from their design teams, better predictability in shorter development schedules, high performance products and lower development and manufacturing costs. Semiconductor and electronics systems companies are responding to these challenges and users’ demand for increased functionality and smaller devices by combining subsystems (such as radio frequency, or RF, wireless communication, signal processing, microprocessors and memory controllers) onto a single silicon chip, creating a system-on-chip, or SoC, or combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration has required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability, and has driven the need for incorporation of preverified commercial IP into these systems. In addition, whole systems must be designed and verified, made up of many component SoCs and software, and must be analyzed for performance in end-user operating scenarios.
Significant issues that our customers face in creating their products include designing and verifying whole systems including software, reducing power consumption, manufacturing microscopic circuitry, verifying device functionality and achieving technical performance targets, all while meeting aggressive time-to-market and cost requirements. We must deliver products that address these technical challenges while improving the productivity, predictability, reliability and profitability of the design processes and products of their customers.
Products and Product Strategy
Our strategy is to provide our customers with the ability to address the broad range of issues that arise in systems, software, interconnect and silicon. Our products are engineered to improve our customers’ design productivity and design quality by providing a comprehensive set of SDE solutions, including EDA software, emulation hardware and a differentiated portfolio of design IP and VIP. Product and maintenance revenue includes fees from licenses to use our software and IP, from sales and leases of our emulation hardware products and from royalties generated by our customers’ shipment of their products containing certain types of our IP.
We combine our products and technologies into categories related to major design activities:

•	Functional Verification, including Emulation Hardware;

•	Digital IC Design and Signoff;

•	Custom IC Design;

•	System Interconnect and Analysis; and

•	IP.
We realigned these categories in fiscal 2014 to better reflect our business strategies. As a result of the realignment, our Design for Manufacturing, or DFM, products are now categorized together with Digital IC Design and Signoff. We have also established a stand-alone category for our IP offerings, which includes design IP and VIP. The product category that was formerly called System Interconnect Design has been renamed System Interconnect and Analysis, to better reflect the growing system analysis component in this category. All prior periods presented have been conformed to the current period presentation.
The products and technologies included in these categories are combined with ready-to-use packages of technologies assembled from our broad portfolio of IP and other associated components that provide comprehensive solutions for low power, mixed signal and designs at smaller geometries referred to as advanced process nodes, as well as popular designs based on design IP owned and licensed by other companies. These solutions are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and verification, printed circuit board, or PCB, IC package and SiP design and analysis.
Functional Verification, including Emulation Hardware
Functional verification products are used by our customers to efficiently and effectively verify that the circuitry they have designed will perform as intended. Verification takes place before implementing or manufacturing the circuitry, significantly reducing the risk of discovering an error in the completed product. Our functional verification offerings are comprised of two major categories: logic verification and system design and verification.

Our logic verification software offering consists of planning, testbench automation, simulation, formal verification and environment capabilities within the Incisive® functional verification platform. This offering enables our customers to coordinate verification activities across multiple teams and various specialists for rapid verification planning and closure. This category includes the advanced formal verification products acquired in the acquisition of Jasper Design Automation, Inc. during fiscal 2014.
Our system design and verification offerings consist of hardware-assisted verification solutions employing emulation and acceleration, including the Palladium® XP II, Palladium XP and Palladium verification computing platforms, ProtiumTM rapid prototyping platform, system-level design tools, accelerated VIP, estimation of SoC cost and performance and automation for hardware-software verification. In addition, this offering provides system power exploration, analysis and optimization.
Digital IC Design and Signoff
Digital IC design offerings are used by our customers to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (please refer to the discussion under “Functional Verification, including Emulation Hardware” above). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified. Our digital IC offerings include three major categories: logic design, physical implementation and signoff.
Our logic design offering is comprised of logic synthesis, test and equivalence checking capabilities within the Encounter® digital IC design platform, and is typically used by customers to create and verify designs in conjunction with our functional verification capabilities. This offering provides chip planning, design, verification and test technologies and services to customers. Logic design capabilities are aggregated into solutions that address our customers’ needs in areas such as low power and mixed signal designs.
Our physical implementation offering is comprised of tools used near the end of the design process, including place and route, signal integrity, optimization and double patterning preparation. This offering enables customers to address the technology challenges of the latest semiconductor advanced process nodes, create a physical representation of logic models and prepare a design for signoff.
Our signoff offering is comprised of tools used to signoff the design as ready for manufacture by a silicon foundry, which provides certification for this step. This offering includes TempusTM timing analysis, VoltusTM power analysis and QuantusTM QRC extraction solutions, plus solutions for physical verification and design for manufacturing.
Our design for manufacturing, or DFM, offerings are used by customers to address manufacturing and yield issues as early in the product development process as possible. We have enhanced the DFM capabilities of our core Encounter digital IC and Virtuoso® custom IC product offerings and, in addition, we also offer stand-alone DFM products. Our DFM capabilities include electrical and physical lithography checking, chemical-mechanical polishing analysis and optimization, pattern matching, double patterning and optical proximity checking.
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
In recent years, we expanded our custom IC design and verification offerings with the addition of new products, including Virtuoso Advanced Node, Virtuoso Electrically Aware Design, or EAD, and the Spectre® XPS FastSPICE Simulator. Virtuoso Advanced Node adds functionality to the base Virtuoso package to enable the use of FinFETs (3D transistors), double patterning and other technologies required for advanced designs. Virtuoso EAD introduces a new time-saving paradigm that shortens the loop between design and verification by verifying designs as they are being created. Finally, Spectre XPS is a new Fast SPICE offering that speeds verification time over previously existing solutions.

System Interconnect and Analysis
Our System Interconnect and Analysis offerings are used by our customers to develop PCBs and IC packages. The capabilities in the Allegro® system interconnect design platform offerings include PCB authoring and implementation, IC package and SiP signal and power integrity analysis, and PCB library design management and collaboration. Certain offerings also include the simulation capability within the Virtuoso custom design platform. SigrityTM analysis tools have been integrated with our Allegro platform, enabling a comprehensive front-to-back flow for implementation and full signal and power integrity analysis for designs featuring high speed interface protocols. These offerings enable engineers who are responsible for the capture, layout and analysis of advanced PCB and IC packages to design high-performance electronic products across the domains of IC, IC package and PCB, to increase functional density and to manage design complexity while reducing cost and time-to-market. The need for compact, high performance mobile design with advanced serial interconnect is driving renewed growth and technology evolution for our PCB offering. For the mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is primarily marketed worldwide through a network of resellers.
IP
Our design IP offerings consist of pre-verified, customizable functional blocks, which customers integrate into their SoCs to accelerate the development process and to reduce the risk of errors in the design process. We offer many types of design IP, including Tensilica® configurable digital signal processors, or DSPs, vertically targeted subsystems for audio/voice, baseband, and video/imaging applications, controllers and physical interfaces, or PHYs, for standard protocols and analog IP. We significantly expanded our design IP portfolio in recent years through acquisitions and internal development.
We also offer a broad range of VIP and memory models, which model the expected behavior of many industry standard protocols when used with verification solutions and are complementary to our design IP offerings. Our VIP offerings are also used in system-level verification to model correct behavior of full systems interacting with their environments.
Services
We offer a number of fee-based services, including services related to methodology and education and hosted design solutions. These services may be sold separately or sold and performed in conjunction with the license, sale or lease of our products. As necessary, certain of our design services engineers are assigned to internal research and development projects associated with our design IP business.
As part of our services offerings, we design advanced ICs, develop custom IP and address industry design issues that may not be solved adequately by today’s EDA technologies. This enables us to target and accelerate the development of new software technology and products to satisfy current and future design requirements.
We offer engineering services to collaborate with our customers in the design of complex ICs and the implementation of key design capabilities, including low power design, IC packaging and board design, functional verification, digital implementation, analog/mixed-signal design and system-level design. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, communications, military, aerospace and computing markets. These ICs range from digital SoCs and analog and RF designs to complex mixed-signal ICs.
In delivering methodology services, we leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to improve the productivity of our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourcing, consultative and collaborative offerings.
Our hosted design solutions enable us to deliver software-as-a-service, or SaaS, to those customers who do not have their own infrastructure. They also enable our engineering teams at one or more of our locations to assist our customers’ teams located elsewhere in the world during the course of their design and engineering projects through a secure network infrastructure. .
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

	2014		2013		2012
	(In millions, except percentages)
Product and maintenance	$1,479.2	94%	$1,357.9	93%	$1,212.4	91%
Services	101.8	6%	102.2	7%	114.0	9%
Total revenue	$1,581.0		$1,460.1		$1,326.4
For an additional description of our product and maintenance and services revenue, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Marketing and Sales
We generally market our products and provide services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for our products. Due to the complexity of many of our products and the system design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, direct mail, trade shows, public relations and the internet. We selectively utilize value-added resellers to broaden our reach and reduce cost of sales. OrCAD and certain Allegro products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.
Product Arrangements
We license software and IP using three license types: term, subscription and perpetual. Customers who prefer to license technology for a specified, limited period of time will choose either a term or subscription license, and customers who prefer to have the right to use the technology continuously without time restriction will choose a perpetual license. Customers who desire to use new software technology during the life of the contract will select a subscription license, which allows them limited access to unspecified new technology on a when-and-if-available basis, as opposed to a term or perpetual license, which does not include the right to use new technology. Payment terms for term and subscription licenses generally provide for payments to be made over the license period and payment terms for perpetual licenses generally are net 30 days.
Our emulation hardware products are either sold or leased to our customers.
We generally license our design IP under nonexclusive license agreements that provide usage rights for specific designs. In addition, for certain of our IP license agreements, we collect royalties as our customers ship their product that includes our IP to their customers.
For a further description of our license agreements, our emulation hardware sale or lease agreements, revenue recognition policies and results of operations, please refer to the discussion under “Critical Accounting Estimates” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Backlog
Our backlog was approximately $2.1 billion and $1.9 billion as of January 3, 2015 and December 28, 2013, respectively. Our backlog as of January 3, 2015 consisted of fully executed arrangements with effective dates commencing no later than January 3, 2015 with revenue to be recognized thereafter, and included a variety of types, generally including, but not limited to:

•	licenses for software products and IP;

•	maintenance on software, hardware and IP products;

•	bookings for the sale of emulation hardware products that have expected delivery dates after January 3, 2015 but before April 4, 2015;

•	leases of emulation hardware products;

•	licenses with payments that are outside our customary terms; and

•	the undelivered portion of engineering services contracts.
The substantial majority of our backlog consists of customer contracts for which product and maintenance revenue is recognized ratably, or on a recurring basis, over the contract life. Historically, we have not experienced significant cancellations of our contracts with customers. For engineering services contracts in backlog, completion dates are occasionally rescheduled, delaying revenue recognition under those contracts beyond the original anticipated completion date. Changes in customer license types or payment terms also can affect the timing of revenue recognition. During fiscal 2014, approximately 70% of our revenue came from arrangements that were in backlog as of December 28, 2013. We expect approximately $1.2 billion, or approximately 70% of our fiscal 2015 revenue, to come from arrangements that were in backlog as of January 3, 2015. The actual percentage of revenue coming from backlog during fiscal 2015 may change if our actual business levels in fiscal 2015 are different than our current expectations.
Research and Development
Our research and development expense was $603.0 million during fiscal 2014, $534.0 million during fiscal 2013 and $454.1 million during fiscal 2012.
The primary areas of our research and development include the following:

•	Functional Verification, including Emulation Hardware;

•	Digital IC Design and Signoff;

•	Custom IC Design;

•	System Interconnect and Analysis; and

•	IP.
Our future performance depends on our ability to innovate, commercialize newly developed solutions and enhance and maintain our current products. We must keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect to continue to invest in research and development.
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
Competition
We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Zuken Ltd. and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, Inc., CEVA, Inc. and numerous other IP companies.
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

International Operations
We have 56 sales offices, design centers and research and development facilities, approximately 66% of which are located outside of the United States. We primarily consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information relating to our international operations, including revenue and long-lived assets by geographic area, see Note 19 in the notes to consolidated financial statements. For risks related to our international operations, see the discussion under “The effect of foreign exchange rate fluctuations may adversely impact our financial condition” and “Risks associated with our international operations could seriously harm our financial condition” under Item 1A, “Risk Factors.”
Employees
As of January 3, 2015, we employed approximately 6,100 people.

Executive Officers of the Registrant
The following table provides information regarding our executive officers as of February 19, 2015:

Name	Age	Positions and Offices
Lip-Bu Tan	55	President, Chief Executive Officer and Director
Geoffrey G. Ribar	56	Senior Vice President and Chief Financial Officer
Thomas P. Beckley	57	Senior Vice President, Research and Development
James J. Cowie	50	Senior Vice President, General Counsel and Secretary
Anirudh Devgan	45	Senior Vice President, Research and Development
Chi-Ping Hsu	59	Senior Vice President, Chief Strategy Officer, EDA and Chief of Staff to the CEO
Charlie Huang	50	Executive Vice President, Worldwide Field Operations and Research and Development
Martin N. Lund	46	Senior Vice President, Research and Development
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
GEOFFREY G. RIBAR has served as Senior Vice President and Chief Financial Officer of Cadence since November 2010. Prior to joining Cadence, from May 2008 to October 2010, Mr. Ribar served as Chief Financial Officer of Telegent Systems, Inc., a semiconductor company. Mr. Ribar has served as Chief Financial Officer at other semiconductor companies, including SiRF Technology, Inc., Asyst Technology, Inc., Matrix Semiconductor, Inc. and nVidia Corporation. Mr. Ribar also held various positions, including Corporate Controller, at Advanced Micro Devices, Inc. Mr. Ribar has a B.S. in chemistry and an M.B.A. from the University of Michigan.
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

CHI-PING HSU has served as Senior Vice President and Chief Strategy Officer, EDA since November 2013. From November 2013 to December 2014, Dr. Hsu also served as Chief of Staff to the CEO of Cadence. From November 2008 to November 2013, Dr. Hsu served as Senior Vice President, Research and Development. From April 2003 to November 2008, Dr. Hsu held several positions at Cadence, including Corporate Vice President, IC Digital and Power Forward. Prior to joining Cadence, Dr. Hsu served as President and Chief Operating Officer of Get2Chip Inc., a supplier of high-performance system-on-chip synthesis that was acquired by Cadence in April 2003. Dr. Hsu also serves as a director of MoSys, Inc. Dr. Hsu has a B.S. in electrical engineering from National Taiwan University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.
CHARLIE HUANG has served as Executive Vice President, Worldwide Field Operations and Research and Development of Cadence since July 2014. Prior to his current role, Dr. Huang served as Senior Vice President, Worldwide Field Operations of Cadence since April 2011 and as Senior Vice President, Research and Development since July 2013. From January 2009 to April 2011, Dr. Huang served as Senior Vice President and Chief Strategy Officer of Cadence. From April 2010 to April 2011, Dr. Huang also served as Chief of Staff to the CEO of Cadence. From April 2007 to January 2009, Dr. Huang served as Senior Vice President - Business Development of Cadence. Dr. Huang was General Partner at Telos Venture Partners, a Cadence-affiliated venture capital firm, from 2004 to 2005. From 2001 to March 2007, Dr. Huang held several positions at Cadence in engineering management and business development. Prior to joining Cadence, Dr. Huang co-founded and was Chief Executive Officer of CadMOS Design Technology, Inc., an EDA company that was acquired by Cadence in 2001. Dr. Huang has a B.S. in electrical engineering and computer sciences from Shanghai Jiao Tong University and a Ph.D. in electrical engineering from Carnegie Mellon University.
MARTIN N. LUND has served as Senior Vice President, Research and Development of Cadence since March 2012. Prior to joining Cadence, from March 2000 to March 2012, Mr. Lund held several positions at Broadcom Corporation, a provider of semiconductor solutions, most recently as Senior Vice President and General Manager of Broadcom’s Network Switching Business. Mr. Lund has a technical degree from Frederiksberg Technical College and Risø National Laboratory at the Technical University of Denmark.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the sections below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

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
We have recorded net losses in the past and may record net losses in the future. Various factors affect our operating results, and some of them are not within our control. Our operating results for any period are also affected by the timing of revenue recognition, particularly for our emulation hardware and IP products.
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
In recent years, we made significant investments to expand our IP offerings through, among other things, research and development and acquisitions. As we continue to expand our IP offerings, a portion of the revenue related to our IP bookings will be deferred until we complete and deliver the licensed IP to our customers. As a result, costs related to the research and development of the IP may be incurred prior to the recognition of the related revenue.
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
We have acquired and expect to acquire other companies and businesses. During fiscal 2014 and fiscal 2013, we acquired multiple businesses in order to expand our IP business and other product offerings. Our future revenue growth and expansion of our IP business is heavily dependent on our successful integration of these and other acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be seriously harmed:

•	the failure to realize anticipated benefits such as cost savings and revenue enhancements;

•	overlapping customers and product sets that impact our ability to maintain revenue at historical rates;

•	the failure to integrate and manage acquired products and businesses effectively;

•	the failure to retain key employees of the acquired company or business;

•	difficulties in combining previously separate companies or businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;

•
the discovery, after completion of the acquisition, of unanticipated liabilities assumed from the acquired company, business or assets, such that we cannot realize the anticipated value of the acquisition;

•	difficulties related to integrating the products of an acquired company or business in, for example, distribution, engineering, licensing models or customer support areas;

•	unanticipated costs;

•	customer dissatisfaction with existing license agreements with us, possibly dissuading customers from licensing or buying products acquired by us after the expiration date of the existing license; or

•	the failure to understand, compete and operate effectively in markets where we have limited experience.
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

We have invested and expect to continue to invest in research and development efforts for new and existing products and technologies and technical sales support. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
We have invested and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements, such as the migration to advanced process nodes and the introduction of FinFETs. Such investments may be in related areas, such as technical sales support. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and technical sales support to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our revenue and operating results may be adversely affected.
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

We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta, Inc., ATopTech, Inc., Zuken Ltd. and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, Inc., CEVA, Inc. and numerous other IP companies.
Competitive pressures may require us to change our pricing, which could have an adverse effect on our results of operations.
The highly competitive markets in which we do business can put pressure on us to reduce the prices of our software, emulation hardware and IP. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause sales revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices could have an adverse effect on our results of operations.

The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% during fiscal 2014, 56% during fiscal 2013 and 57% during fiscal 2012, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the United States, or U.S., dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, when a foreign currency declines in value relative to the U.S. dollar, it takes more of the foreign currency to purchase the same amount of U.S. dollars than before the change. If we price our products and services in the foreign currency, we receive fewer U.S. dollars than we did before the change. If we price our products and services in U.S. dollars, the decrease in value of the local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Approximately 30% of our total costs and expenses are transacted in foreign currencies. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.
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
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 3, “Legal Proceedings” and Note 16 in the notes to consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

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
There are numerous EDA, VIP, design IP and Tensilica IP product-related patents. New patents are being issued at a rapid rate and are owned by EDA companies as well as entities and individuals outside the EDA industry, including parties whose income is primarily derived from infringement-related litigation. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights.
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
We have significant operations outside the United States. As of January 3, 2015, approximately 45% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our existing U.S. cash, cash equivalents, future U.S. operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.

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
Our future effective tax rates could be adversely affected by the following:

•	changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary, the United Kingdom and other international locations where we have operations;

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards;

•	a change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	results of tax examinations by the Internal Revenue Service, or IRS, state, and foreign tax authorities.
Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Tax laws in the various jurisdictions where we have operations may be subject to significant change in the future based on the current economic and political environment. The United States and many other countries are actively considering fundamental changes to the tax laws applicable to multinational corporations which could impact our future effective tax rates.
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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2014, the FASB issued a new accounting standard related to revenue recognition which could change the way we account for certain of our sales transactions. The future adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
In addition, we may need to significantly change our customer contracts, accounting systems and processes if we are required to adopt future or proposed changes in accounting principles noted above. The cost and effect of these changes may negatively impact our results of operations during the periods of transition.

The IRS and other tax authorities regularly examine our tax returns, and the outcome of current and future tax examinations may have a material adverse effect on our results of operations and cash flows.
The IRS and other tax authorities regularly examine our income tax returns and other non-income tax returns, such as payroll, sales, use, value-added, net worth or franchise, property, goods and services, consumption, import, stamp, and excise taxes, in both the United States and foreign jurisdictions. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher stances taken by tax authorities. The calculation of our provision for income taxes and our accruals for other taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals for other taxes. Should the IRS or other tax authorities assess additional taxes, penalties or interest as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.
Our restructuring plans may not result in the benefits we have anticipated, possibly having a negative effect on our future operating results.
In recent fiscal years, we have initiated restructuring plans in an effort to reallocate or decrease costs by reducing our workforce and by consolidating facilities. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. The restructuring plans could also cause our remaining employees to leave or result in reduced productivity by our employees, and, in turn, this may affect our revenue and other operating results in the future.
Failure to obtain export licenses could harm our business by rendering us unable to ship products and transfer our technology outside of the United States.
We must comply with regulations of the United States and of certain other countries in shipping our products and transferring our technology outside the United States and to foreign nationals. Any significant future difficulty in complying with these regulations could harm our business, operating results or financial condition.
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
In August 2012, the SEC adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as “conflict minerals” in products. These rules require us to determine, disclose and report whether or not such minerals in our products originate from the Democratic Republic of the Congo or adjoining countries. We have incurred, and expect to continue to incur, costs to comply with these rules, including costs associated with conducting due diligence on our supply chain and fulfilling our reporting requirements, and we may incur costs related to changes to our products, processes or sources of supply. In addition, these rules could affect the availability of certain minerals used in the manufacture of our emulation hardware products and IP boards, or the Covered Products, and thus impact our ability to source, at competitive prices, certain materials that are used in the Covered Products. Finally, our customers may prefer to purchase products from vendors who claim that all minerals in their products are conflict-free, and our revenues may be harmed or we may face reputational challenges if we are unable to verify that our Covered Products are conflict-free.
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
At the time of issuance of our 2015 Notes we entered into separate warrant transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015. These warrants will be settled in net shares. Upon expiration of the warrants, we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If our stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock.

Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
We have a substantial level of debt. As of January 3, 2015, we had total outstanding indebtedness with a principal balance of approximately $700.0 million. We also had the ability to borrow $250.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million available under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indentures that govern the 4.375% Senior Notes due 2024, or the 2024 Notes, and the 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

•
utilizing large portions of our U.S. cash to service our debt obligations because those payments are made in the United States, which may require us to repatriate cash from outside the United States and incur unanticipated or unfavorable tax expenses;

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
Under the terms of our 2015 Notes and 2024 Notes, we may be required to repurchase for cash such notes prior to their maturity in connection with the occurrence of certain significant corporate events. In the case of the 2015 Notes, we are required to offer to repurchase such notes upon a “fundamental change” (as defined in the indenture related to such notes), such as a change of control in which substantially all of the consideration does not consist of publicly traded securities. In the case of the 2024 Notes, we are required to offer to repurchase such notes upon a “change of control triggering event” (as defined in the indenture related to such notes), such as a change of control accompanied by certain downgrades in the credit ratings of such notes. The repayment obligations under such notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the 2024 Notes prior to their scheduled maturity, it could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.
The terms of the credit agreement governing our revolving credit facility and the indentures governing our 2024 Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
The indentures governing our 2024 Notes also contain certain restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur liens and to enter into sale and leaseback transactions.
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
In addition, we conduct a substantial portion of our operations through our subsidiaries, none of which are currently guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they become guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the credit agreement governing our revolving credit facility limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
We entered into hedge transactions with various financial institutions at the time of the issuance of the 2015 Notes, or the 2015 Notes Hedges, with the objective of limiting our exposure to the additional cash payments above the principal amount we may be required to pay upon conversion of the 2015 Notes. We also entered into separate warrant transactions with the same financial institutions. In connection with these hedge and warrant transactions, financial institutions purchased our common stock in secondary market transactions and entered into various over-the-counter derivative transactions with respect to our common stock. These entities or their affiliates are likely to unwind or modify their hedge positions prior to conversion or maturity of the 2015 Notes. In connection with the unwinding or modification of these hedge positions, these entities or their affiliates may purchase or sell shares of our common stock, other securities of ours or other financial instruments relating to such hedge positions. Any of these transactions and activities could adversely affect the value of our common stock and the amount of cash that the 2015 Notes holders will receive upon conversion of the 2015 Notes.
We are subject to the risk that the hedge participants fail to fulfill their obligations under the 2015 Notes hedge transactions.
The 2015 Notes Hedges are intended to reduce our exposure to cash payments above the principal balance of the 2015 Notes in the event of cash conversions. If the participants in the hedge transactions are unwilling or unable to perform their obligations under those transactions for any reason, we would not be able to receive the benefits of such transactions. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of January 3, 2015 and mature in June 2015. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.
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
Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If we were to borrow under our revolving credit facility and if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all loans were fully drawn and that we were to fully exercise our right to increase borrowing capacity under our revolving credit facility, each quarter point change in interest rates would result in an approximately $1.0 million change in annual interest expense on our indebtedness under our revolving credit facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Various factors could increase our future borrowing costs or reduce our access to capital, including a lowering or withdrawal of the ratings assigned to our 2024 Notes by rating agencies.
We may in the future seek additional financing for a variety of reasons, and our future borrowing costs and access to capital could be affected by factors including the condition of the debt and equity markets, the condition of the economy generally, prevailing interest rates, our level of indebtedness and our business and financial condition. In addition, the 2024 Notes currently have an investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2024 Notes. Any future lowering of the ratings of the 2024 Notes likely would make it more difficult or more expensive for us to obtain additional debt financing.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of January 3, 2015, the total square footage of our owned buildings was approximately 965,000.
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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price
Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have not paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As described in Note 3 of the notes to consolidated financial statements, our revolving credit facility restricts certain payments, including dividends and share repurchases. As of February 7, 2015, we had 691 registered stockholders and 30,273 beneficial owners of our common stock.
The following table sets forth the high and low sales prices for our common stock for each fiscal quarter in the two-year period ended January 3, 2015:

2014	High	Low
Fourth Quarter	$19.54	$15.50
Third Quarter	18.25	16.25
Second Quarter	17.55	13.63
First Quarter	16.25	13.59

2013
Fourth Quarter	$14.72	$12.55
Third Quarter	15.96	13.13
Second Quarter	15.32	12.33
First Quarter	14.81	12.57

Stockholder Return Performance Graph

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock on January 2, 2010 and in each index on December 31, 2009 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of Cadence’s fiscal year through January 3, 2015 and, for each index, on the last day of the calendar year.

	1/2/2010	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015

Cadence Design Systems, Inc.	100.00	137.90	173.62	224.37	232.55	314.36
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
S&P 400 Information Technology	100.00	128.72	115.22	135.29	173.25	187.84

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
In February 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. $714.3 million remained under these authorizations as of January 3, 2015.
In January 2014, our Board of Directors approved a two-year plan to repurchase shares of our common stock of up to an aggregate of $100.0 million under the 2008 authorizations. In July 2014, our Board of Directors replaced the aggregate $100.0 million stock repurchase plan with a new two-year plan to repurchase shares of our common stock of up to an aggregate of $300.0 million under the 2008 authorizations, beginning with the third quarter of fiscal 2014.
The following table presents repurchases made under our 2008 authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended January 3, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
September 28, 2014 – November 1, 2014	814,658	$16.89	801,398	$738.3
November 2, 2014 – November 29, 2014	660,401	$18.24	641,035	$726.6
November 30, 2014 – January 3, 2015	686,454	$18.51	664,667	$714.3
Total	2,161,513	$17.82	2,107,100
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

	Five fiscal years ended January 3, 2015
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Revenue(1)	$1,580.9	$1,460.1	$1,326.4	$1,149.8	$936.0
Income (loss) from operations (1)	206.6	189.0	211.7	120.4	(29.0)
Net income(1) (2) (3) (4)	158.9	164.2	439.9	72.2	126.5
Net income per share-diluted (1) (2) (3) (4)	0.52	0.56	1.57	0.27	0.48
Total assets	3,209.6	2,428.6	2,287.0	1,761.3	1,732.1
Debt	691.2	324.8	447.0	426.0	549.7
Stockholders’ equity (5)	1,333.6	1,156.1	915.2	411.1	276.7
_________________
(1) We adopted new revenue recognition accounting standards on January 2, 2011 for revenue arrangements that include both hardware and software elements. For an additional description of our revenue recognition policy, see Note 2 in the notes to consolidated financial statements.
(2) During fiscal 2010, we recorded a $147.9 million benefit for income taxes due to the effective settlement of the IRS examination of our federal income tax returns for the tax years 2000 through 2002. During fiscal 2010, we also recognized a $66.7 million benefit for income taxes due to the release of the deferred tax asset valuation allowance primarily resulting from the increase in deferred tax liabilities from the intangible assets acquired with our acquisition of Denali Software, Inc.
(3) During fiscal 2012, we recorded a $219.6 million benefit for income taxes due to the release of a substantial portion of the United States deferred tax asset valuation allowance and a $36.7 million benefit for income taxes due to the effective settlement of the State of California Franchise Tax Board, or FTB, examination of our California income tax returns for the tax years 2001 through 2003. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.
(4) During fiscal 2013, we recorded a $33.7 million benefit for income taxes from the release of an uncertain tax position, including related interest and penalties, and a $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.
(5) We have never declared or paid any cash dividends on our common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with Part I, Item 1A, “Risk Factors.” Please refer to the cautionary language at the beginning of Part I of this Annual Report on Form 10-K regarding forward-looking statements.

Business Overview
We continue to focus on executing our system design enablement, or SDE, strategy to deliver the technologies necessary for integrated system and SoC design with an end product in mind. Our growing core EDA business is at the heart of our SDE strategy and is complemented by our business in IP, system interconnect and analysis, system level design and hardware-software development.
Our business serves customers that are driven by end-user demand for electronics systems, ICs and devices that are smaller, use less power and provide more functionality. We offer innovative solutions to help our customers meet these demands.
Our future performance depends on our ability to innovate, commercialize newly developed solutions and enhance and maintain our current products. We must keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. We expect to continue to invest in research and development and customer and partner relationships.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
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
Accounting for Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our provision for income taxes could be adversely affected by our earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions (including integrations) and investments, changes in our deferred tax assets and liabilities including changes in our assessment of valuation allowances, changes in the relevant tax laws or interpretations of these tax laws, and developments in current and future tax examinations.
We only recognize the tax benefit of an income tax position if we judge that it is more likely than not that the tax position will be sustained, solely on its technical merits, in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If we judge that an income tax position meets this recognition threshold, then we must measure the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% cumulative probability of being realized upon effective settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, the lapse of applicable statute of limitations, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. For a more detailed description of our unrecognized tax benefits, see Note 6 in the notes to consolidated financial statements.

Revenue Recognition
We begin to recognize revenue when all of the following criteria are met:

•	we have persuasive evidence of an arrangement with a customer;

•	delivery has occurred;

•	the fee for the arrangement is considered to be fixed or determinable at the outset of the arrangement; and

•	collectibility of the fee is probable.
Significant judgment is involved in the determination of whether the facts and circumstances of an arrangement support that the fee for the arrangement is considered to be fixed or determinable and that collectibility of the fee is probable, and these judgments can affect the amount of revenue that we recognize in a particular reporting period. For installment contracts that do not include a substantial upfront payment, we consider a fee to be fixed or determinable only if the arrangement has payment periods that are less than or equal to the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. If we no longer were to have a history of collecting under the original contract without providing concessions on term licenses, revenue from term licenses would be required to be recognized when payments under the installment contract become due and payable. Such a change could have a material adverse effect on our results of operations.
We must also make judgments when assessing whether a contract amendment to a term arrangement (primarily in the context of a license extension or renewal) constitutes a concession. We have established a history of collecting under contracts for which the fee has been assessed as fixed or determinable, without providing concessions on payments, products or services.
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
In general, revenue associated with term and subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. In general, product revenue associated with perpetual licenses where vendor specific objective evidence, or VSOE, exists for the undelivered maintenance is recognized up front, upon the later of the effective date of the arrangement or delivery of the software product, provided all other conditions for revenue recognition have been met, and maintenance revenue is recognized ratably over the maintenance term. A relatively small percentage of our revenue from software licenses is recognized on an upfront basis.
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
Revenue from customized IP services is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. If a service contract is considered to be part of a multiple element arrangement, or MEA, that includes a software contract, revenue is generally recognized ratably over the duration of the software contract. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage of completion based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.
If a group of contracts is so closely related that they are, in effect, part of a single arrangement, such arrangements are deemed to be an MEA. We exercise significant judgment to evaluate the relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Our judgments about whether a group of contracts is an MEA can affect the timing of revenue recognition under those contracts, which could have an effect on our results of operations for the periods involved. For example, a perpetual license agreement that would otherwise result in upfront revenue upon delivery may be deemed part of an MEA when it is executed within close proximity, or in contemplation of, other license agreements that require ratable revenue recognition with the same customer, in which event all the revenue is recognized over the longest term of any component of the MEA instead of up front.

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
We also make significant judgments and estimates when we assign useful lives to the definite-lived intangible assets identified as part of our acquisitions. These estimates are inherently uncertain and if we used different estimates, the useful life over which we amortize intangible assets would be different. In addition, unanticipated events and circumstances may occur that may impact the useful life assigned to our intangible assets, which would impact our amortization of intangible assets expense and our results of operations.
Fair Value of Financial Instruments
On a quarterly basis, we measure at fair value certain financial assets and liabilities. Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.
While we believe the observable and unobservable inputs we use to measure the fair value are reasonable, different inputs or estimates may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations. For an additional description of our fair value measurements, see Note 8 in the notes to consolidated financial statements.

Results of Operations
Financial results for fiscal 2014, as compared to fiscal 2013 and 2012, reflect the following:

•	increased product and maintenance revenue, primarily because of increased business levels, incremental revenue from our acquisitions and an additional week of operations in fiscal 2014;

•
increased product and maintenance related costs consisting of costs associated with our emulation hardware, which experienced lower margins due to an increasingly competitive environment, and amortization of technology-related and maintenance-related acquired intangibles;

•
increased employee-related costs, primarily consisting of costs related to hiring additional employees, incremental costs related to employees added from our fiscal 2014 and 2013 acquisitions, and an additional week of operations in fiscal 2014;

•	increased stock-based compensation;

•	increased amortization of acquired intangibles resulting from acquisitions;

•	restructuring charges due to restructuring activities during fiscal 2014 and 2013; and

•	severance and other termination costs primarily associated with a voluntary early retirement program we offered to certain of our employees during fiscal 2014.
Our fiscal year ends on the Saturday closest to December 31. Fiscal 2014 was a 53-week year compared to fiscal 2013 and 2012, which were 52-week years. As noted above, revenue and expenses included in the results of operations for fiscal 2014 were impacted by the additional week.
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our emulation hardware technology, providing maintenance for our software, emulation hardware and IP, providing engineering services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, emulation hardware and IP products in the bookings executed in any given period and whether the revenue for such bookings is recognized in a recurring manner over multiple periods or up front, upon completion of delivery.
We seek to achieve a consistent revenue mix such that approximately 90% of our revenue is recurring in nature, and the remainder of the resulting revenue is recognized up front, upon completion of delivery. Recurring revenue includes revenue from our license arrangements where revenue is recognized over multiple periods, services, royalties from certain IP arrangements, maintenance on perpetual software licenses and emulation hardware, and our operating leases of emulation hardware. Upfront revenue is primarily generated by our sales of emulation hardware and perpetual software licenses. Our ability to achieve this mix in any single fiscal period may be impacted primarily by hardware sales. For an additional description of our current product strategy, see the discussion under the heading “Products and Product Strategy” under Part I, Item 1, “Business.”
Approximately 90% of the aggregate value of our revenue during fiscal 2014, 2013 and 2012 was of a type for which the revenue is recurring in nature.
We believe our reported revenue and the amount of revenue recognized in future periods will depend on, among other things, the:

•	competitiveness of our technology; and

•	size, duration, timing, terms and type of:

•	contract renewals with existing customers;

•	additional sales to existing customers; and

•	sales to new customers.

Revenue by Year
The following table shows our revenue for fiscal 2014, 2013 and 2012 and the change in revenue between years:

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(In millions, except percentages)
Product and maintenance	$1,479.2	$1,357.9	$1,212.4	$121.3	9%	$145.5	12%
Services	101.8	102.2	114.0	(0.4)	—%	(11.8)	(10)%
Total revenue	$1,581.0	$1,460.1	$1,326.4	$120.9	8%	$133.7	10%
Product and maintenance revenue increased during fiscal 2014, as compared to fiscal 2013, and during fiscal 2013, as compared to fiscal 2012, primarily because of increased business levels, incremental revenue recognized from our acquisitions and an additional week of operations in fiscal 2014. The additional week of operations contributed approximately $15.0 million of revenue to fiscal 2014.
Services revenue remained relatively constant during fiscal 2014, as compared to fiscal 2013, but decreased during fiscal 2013, as compared to fiscal 2012, primarily because of the redeployment of certain of our design services engineers to internal research and development projects related to our design IP activities. Services revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services and customized IP offerings.
No one customer accounted for 10% or more of total revenue during fiscal 2014, 2013 or 2012.
Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and services during fiscal 2014, 2013 and 2012:

	2014	2013	2012
Functional Verification, including Emulation Hardware	22%	23%	26%
Digital IC Design and Signoff	29%	30%	32%
Custom IC Design	27%	27%	26%
System Interconnect and Analysis	11%	11%	9%
IP	11%	9%	7%
Total	100%	100%	100%
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
Revenue by Geography

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(In millions, except percentages)
United States	$696.6	$648.7	$567.6	$47.9	7%	$81.1	14%
Other Americas	23.4	22.9	23.0	0.5	2%	(0.1)	—%
Asia	360.3	289.1	254.7	71.2	25%	34.4	14%
Europe, Middle East and Africa	328.7	303.6	262.4	25.1	8%	41.2	16%
Japan	172.0	195.8	218.7	(23.8)	(12)%	(22.9)	(10)%
Total revenue	$1,581.0	$1,460.1	$1,326.4	$120.9	8%	$133.7	10%

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies, primarily the Japanese yen. We recognize reduced revenue from those contracts in periods when the Japanese yen weakens in value against the United States dollar and additional revenue from those contracts in periods when the Japanese yen strengthens against the United States dollar. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Revenue for Asia increased during fiscal 2014, as compared to fiscal 2013 and fiscal 2012, primarily due to increases in revenue from our software business and emulation hardware installations. For the primary factors contributing to our increase in revenue in other geographies, excluding Japan, see the general description under “Revenue by Year,” above.
Revenue for Japan decreased by approximately $20 million during fiscal 2014, as compared to fiscal 2013, and during fiscal 2013, as compared to fiscal 2012, primarily due to the continued depreciation of the Japanese yen as well as difficult business conditions facing our Japanese customers.
Revenue by Geography as a Percent of Total Revenue

	2014	2013	2012
United States	44%	44%	43%
Other Americas	1%	2%	2%
Asia	23%	20%	19%
Europe, Middle East and Africa	21%	21%	20%
Japan	11%	13%	16%
Total	100%	100%	100%

Cost of Revenue

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(In millions, except percentages)
Product and maintenance	$156.3	$132.2	$118.5	$24.1	18%	$13.7	12%
Services	67.4	68.0	72.6	(0.6)	(1)%	(4.6)	(6)%
Total cost of revenue	$223.7	$200.2	$191.1	$23.5	12%	$9.1	5%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2014, 2013 and 2012:

	2014	2013	2012
Product and maintenance	11%	10%	10%
Services	66%	67%	64%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation hardware and licensing of our software and IP products, certain employee salary, benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, as well as the costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation hardware products include materials, assembly, applicable reserves and overhead. These additional hardware manufacturing costs make our cost of emulation hardware product higher, as a percentage of revenue, than our cost of software and IP products.

A summary of cost of product and maintenance for fiscal 2014, 2013 and 2012 is as follows:

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(In millions, except percentages)
Product and maintenance-related costs	$119.4	$108.2	$105.0	$11.2	10%	$3.2	3%
Amortization of acquired intangibles	36.9	24.0	13.5	12.9	54%	10.5	78%
Total cost of product and maintenance	$156.3	$132.2	$118.5	$24.1	18%	$13.7	12%

Cost of product and maintenance depends primarily upon our emulation hardware product sales and gross margins in any given period. Employee salary, benefits and other employee-related costs, and the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology also impact cost of product and maintenance.
The changes in product and maintenance-related costs were due to the following:

	Change
	2014 vs. 2013	2013 vs. 2012
	(In millions)
Emulation hardware costs	$10.2	$7.1
Salary, benefits and other employee-related costs	1.5	(4.5)
Other items	(0.5)	0.6
	$11.2	$3.2
Emulation hardware costs increased during fiscal 2014, as compared to fiscal 2013, primarily as a result of incremental reserves on inventory and increased overhead. Emulation hardware costs increased during fiscal 2013, as compared to fiscal 2012, primarily due to a higher volume of emulation hardware products sold. Gross margins on our emulation hardware products may fluctuate based on our pricing strategies, product competition and product life cycle. Gross margins on our emulation hardware products decreased during fiscal 2014, as compared to fiscal 2013, and during fiscal 2013, as compared to fiscal 2012.
Salary, benefits and other employee-related costs increased during fiscal 2014, as compared to fiscal 2013, primarily due to an increase in compensation, including variable compensation, for existing employees. Salary, benefits and other employee-related costs decreased during fiscal 2013, as compared to fiscal 2012, primarily due to redeployment of certain customer support employees to sales support roles.
Amortization of acquired intangibles included in cost of product and maintenance increased during fiscal 2014, as compared to fiscal 2013, and during fiscal 2013, as compared to fiscal 2012, primarily due to the increase in amortization of intangible assets associated with our fiscal 2014 and 2013 acquisitions. We expect amortization of acquired intangibles to increase for fiscal 2015, as compared to fiscal 2014, primarily due to amortization of intangible assets recorded in connection with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 5 of the notes to consolidated financial statements.
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
The decrease of $4.6 million in cost of services during fiscal 2013, as compared to fiscal 2012, was primarily due to an overall decrease in services revenue, lower variable compensation and a decrease in the use of third-party contractors.

Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, foreign exchange rates, stock-based compensation and the impact of our variable compensation programs that are driven by overall operating results.
Our employee salary and other compensation-related costs included in marketing and sales and research and development increased during fiscal 2014, as compared to fiscal 2013, and during fiscal 2013, as compared to fiscal 2012, primarily due to our IP-related research and development activities, sales activities and incremental costs related to employees added from our fiscal 2014 and 2013 acquisitions. Our employee salary and other compensation-related costs included in general and administrative decreased during fiscal 2014, as compared to fiscal 2013, primarily due to a decrease in acquisition-related compensation costs. Employee salary and other compensation-related costs included in general and administrative increased during fiscal 2013, as compared to fiscal 2012, primarily due to incremental costs related to employees added from our fiscal 2013 and 2012 acquisitions.
Stock-based compensation included in operating expenses increased $17.5 million during fiscal 2014, as compared to fiscal 2013, and $18.7 million during fiscal 2013, as compared to fiscal 2012, primarily because of higher grant-date fair values of stock awards.
During fiscal 2014, we initiated a voluntary early retirement program. The program was offered to certain eligible employees in North America and Japan. We recorded costs associated with this program of approximately $9.7 million in our operating expenses during fiscal 2014.
We expect our operating expenses to generally increase during fiscal 2015, as compared to fiscal 2014, primarily due to expected hiring of additional employees during fiscal 2015 and because fiscal 2015 will include a full year of operating expenses for additional research and development and sales personnel added during fiscal 2014 through hiring and our fiscal 2014 acquisitions. We also expect stock-based compensation included in operating expenses to increase during fiscal 2015, as compared to fiscal 2014, due to amortization during fiscal 2015 of unrecognized expense related to unvested awards that generally have higher grant-date fair values compared to awards vested in previous years and amortization of new awards granted during fiscal 2015.
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Our operating expenses for fiscal 2014, 2013 and 2012 were as follows:

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(In millions, except percentages)
Marketing and sales	$399.7	$378.2	$342.3	$21.5	6%	$35.9	10%
Research and development	603.0	534.0	454.1	69.0	13%	79.9	18%
General and administrative	113.6	121.3	112.1	(7.7)	(6)%	9.2	8%
	$1,116.3	$1,033.5	$908.5	$82.8	8%	$125.0	14%
Our operating expenses, as a percentage of total revenue, for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Marketing and sales	25%	26%	26%
Research and development	38%	37%	34%
General and administrative	7%	8%	8%
Operating expenses	71%	71%	68%

Marketing and Sales
The changes in marketing and sales expense were due to the following:

	Change
	2014 vs. 2013	2013 vs. 2012
	(In millions)
Salary, benefits and other employee-related costs	$19.1	$26.0
Stock-based compensation	4.9	5.4
Facilities and other infrastructure costs	(1.6)	1.1
Professional services	(1.8)	2.9
Other items	0.9	0.5
	$21.5	$35.9
Research and Development
 The changes in research and development expense were due to the following:

	Change
	2014 vs. 2013	2013 vs. 2012
	(In millions)
Salary, benefits and other employee-related costs	$40.1	$57.7
Stock-based compensation	10.2	11.5
Severance and other termination costs, including voluntary early retirement program	5.9	—
Professional services	4.4	0.2
Software license and maintenance costs	2.4	0.9
Depreciation	2.0	(0.4)
Facilities and other infrastructure costs	1.9	8.1
Other items	2.1	1.9
	$69.0	$79.9
General and Administrative
The changes in general and administrative expense were due to the following:

	Change
	2014 vs. 2013	2013 vs. 2012
	(In millions)
Salary, benefits and other employee-related costs	$(6.0)	$3.0
Foreign business tax benefits	(4.0)	—
Change in fair value of contingent consideration	(2.3)	0.3
Depreciation	(1.6)	(0.9)
Professional services	(0.5)	6.2
Facilities and other infrastructure costs	2.2	(1.0)
Software license and maintenance costs	2.5	0.3
Other items	2.0	1.3
	$(7.7)	$9.2

Amortization of Acquired Intangibles

				Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(In millions, except percentages)
Amortization of acquired intangibles	$24.0	$19.4	$15.1	$4.6	24%	$4.3	28%

The changes in amortization of acquired intangibles were due to the following:

	Change
	2014 vs. 2013	2013 vs. 2012
	(In millions)
Increase due to additions of acquired intangibles	$7.1	$7.0
Decrease due to completed amortization of acquired intangibles	(2.5)	(2.7)
	$4.6	$4.3
Restructuring and Other Charges
We have initiated various restructuring plans to better align our resources with our business strategy, including a restructuring plan we initiated during fiscal 2014, or the 2014 Restructuring Plan, and a restructuring plan we initiated during fiscal 2013, or the 2013 Restructuring Plan. For an additional description of the 2014 Restructuring Plan and 2013 Restructuring Plan, see Note 13 in the notes to consolidated financial statements.
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
The following table presents restructuring and other charges (credits), net for our restructuring plans:

	Severance and Benefits	Excess Facilities	Other	Total
	(In millions)
Fiscal 2014	$8.0	$(0.9)	$3.2	$10.3
Fiscal 2013	$17.6	$0.1	$0.3	$18.0
Fiscal 2012	—	0.1	—	0.1
Restructuring and other charges recorded during fiscal 2014 consisted primarily of costs for severance and termination benefits and impairment of certain property, plant and equipment related to the 2014 Restructuring Plan. Restructuring and other charges recorded during fiscal 2013 consisted primarily of costs for severance and termination benefits related to the 2013 Restructuring Plan. Restructuring and other charges recorded during fiscal 2012 consisted primarily of adjustments to previous estimates of restructuring liabilities.

Interest Expense

	2014	2013	2012
	(In millions)
Contractual cash interest expense:
2013 Notes	—	2.1	2.1
2015 Notes	9.3	9.2	9.2
2024 Notes	3.6	—	—
Revolving credit facility	0.7	1.1	—
Amortization of debt discount:
2013 Notes	—	6.4	6.3
2015 Notes	17.7	16.0	14.8
Amortization of deferred financing costs:
2013 Notes	—	0.4	0.4
2015 Notes	2.4	2.2	1.9
2024 Notes	0.1	—	—
Other	0.3	0.2	—
Total interest expense	$34.1	$37.6	$34.7
We expect interest expense to increase during fiscal 2015, as compared to fiscal 2014, due to interest expense on our 2024 Notes, partially offset by our repayment of the 2015 Notes during fiscal 2015.

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(In millions, except percentages)
Provision (benefit) for income taxes	$22.1	$(5.2)	$(251.7)
Effective tax rate	12.2%	(3.3)%	(133.7)%
Our provision for income taxes for the fiscal year ended January 3, 2015 primarily resulted from federal, state and foreign income taxes on our fiscal 2014 income. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. Our provision for income taxes included the tax benefit of $8.1 million resulting from the enactment of the United States research tax credit in December 2014.
Our benefit for income taxes for the fiscal year ended December 28, 2013 primarily consisted of the following:

•	tax benefit of $33.7 million related to the release of an uncertain tax position from a previous business combination and the release of related interest and penalties; and

•	tax benefit of $12.8 million for the retroactively enacted fiscal 2012 federal research tax credit and for the fiscal 2013 research tax credit;
which were partially offset by:

•	federal, state and foreign tax expense on our fiscal 2013 income, and tax expense related to integrating our fiscal 2013 acquisitions.

Our benefit for income taxes for fiscal 2012 primarily consisted of the following:

•	tax benefit from the release of year-end valuation allowance of $219.6 million against our United States deferred tax assets;

•	tax benefit of $36.7 million from the effective settlement of the State of California FTB’s examination of our tax returns from 2001 through 2003;

•	tax benefit from the release of $14.8 million of valuation allowance against our United States deferred tax assets due to the acquisition of intangible assets held by Sigrity during fiscal 2012;
which were partially offset by;

•	tax expense related to certain of our foreign subsidiaries; and

•	excess tax benefit from employee stock compensation that was allocated to equity.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates or if we were to repatriate certain foreign earnings on which United States taxes have not been previously accrued.
The law that authorized the United States federal research tax credit expired on December 31, 2014. Unless a new law reinstates the federal research tax credit, we will not include the potential benefit of the federal research tax credit in our tax provision calculations for fiscal 2015. We currently expect that our fiscal 2015 effective tax rate will be higher than our fiscal 2014 effective tax rate.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of			Change
	January 3, 2015	December 28, 2013	December 29, 2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Cash, cash equivalents and short-term investments	$1,022.6	$633.0	$827.1	$389.6	$(194.1)
Net working capital	$458.6	$72.9	$174.0	$385.7	$(101.1)
Cash, Cash Equivalents and Short-term Investments
As of January 3, 2015, our principal sources of liquidity consisted of $1,022.6 million of cash, cash equivalents and short-term investments, as compared to $633.0 million as of December 28, 2013.
Our primary sources of cash, cash equivalents and short-term investments during fiscal 2014 were customer payments for our products and services, proceeds from the issuance of our 4.375% Senior Notes due October 15, 2024, or the 2024 Notes, borrowings under our revolving credit facility and proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during fiscal 2014 were payments relating to salaries, benefits, other employee-related costs and operating expenses, our fiscal 2014 acquisitions, payments on our revolving credit facility, repurchases of our common stock, purchases of inventory, purchases of property, plant and equipment, tax payments and payments related to our recent restructuring plans and voluntary early retirement program.
Approximately 45% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of January 3, 2015. After the repayment of the 2015 Notes during fiscal 2015, the proportion of our cash and cash equivalents held by our foreign subsidiaries will increase. Our intent is to permanently reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are permanently reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently permanently reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements.

We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of January 3, 2015. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part I, Item 1A, “Risk Factors.”
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations, proceeds from our 2024 Notes and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including servicing the maturity or conversion of our 2015 Notes, acquisitions, if any, and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The increase in our net working capital as of January 3, 2015, as compared to December 28, 2013, is primarily due to higher cash balances resulting from the issuance of our 2024 notes.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2014, 2013 and 2012 were as follows:

				Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Cash provided by operating activities	$316.7	$367.6	$316.0	$(50.9)	$51.6
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.
The decrease in cash flows from operating activities during fiscal 2014, as compared to fiscal 2013, was primarily due to the timing of cash receipts from customers, working capital requirements, payments under our recent restructuring plans, payments for our voluntary early retirement program and an increase in cash paid for taxes, net of tax refunds. The increase in cash flows from operating activities during fiscal 2013, as compared to fiscal 2012, was primarily due to the timing of collections from customers and disbursements made to vendors.
If our customers experience adverse changes in the future, are not successful in generating sufficient cash or are precluded from securing financing, they may delay purchasing our products and services, or they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations would adversely affect our cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have an adverse effect on our financial condition and cash flows from operations.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities
Cash flows from investing activities during fiscal 2014, 2013 and 2012 were as follows:

				Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Cash used for investing activities	$(198.0)	$(426.9)	$(201.2)	$228.9	$(225.7)

The decrease in cash flows used for investing activities during fiscal 2014, as compared to fiscal 2013, was primarily due to the decrease in cash paid for business combinations. The increase in cash flows used for investing activities during fiscal 2013, as compared to fiscal 2012, was primarily due to an increase in cash paid for business combinations, offset by an increase in proceeds from the sale and maturity of available-for-sale securities.
We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities
Cash flows from financing activities during fiscal 2014, 2013 and 2012 were as follows:

				Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In millions)
Cash provided by (used for) financing activities	$289.0	$(116.3)	$15.8	$405.3	$(132.1)
The increase in cash flows provided by financing activities during fiscal 2014, as compared to fiscal 2013, was primarily due to proceeds from the issuance of our 2024 notes, partially offset by payments made for the repurchase of our common stock. The decrease in cash flows provided by financing activities during fiscal 2013, as compared to fiscal 2012, was primarily due to payments made to retire the remaining principal balance of the 2013 Notes and the 2023 Notes.
We expect to continue to repurchase our common stock during fiscal 2015. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 12 in the notes to consolidated financial statements.
Other Factors Affecting Liquidity and Capital Resources
2024 Notes
On October 9, 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually commencing on April 15, 2015. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness.The proceeds from the 2024 Notes are available for general corporate purposes, which may include the retirement of debt, working capital, capital expenditures, acquisitions and strategic transactions.
Revolving Credit Facility
On September 19, 2014, we amended our senior revolving credit facility on terms substantially similar to the prior credit agreement, except that, as amended, our revolving credit facility (i) is unsecured, (ii) expires on September 19, 2019, (iii) has no subsidiary guarantors and (iv) includes certain amendments to the negative and financial covenants, such as modifications to provide additional flexibility, a reduction in Cadence’s basket for secured debt and a decrease in the maximum permitted funded debt to EBIDTA ratio from 3:1 to 2.75:1, subject to certain adjustments. Our revolving credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million.
Convertible Notes
As of January 3, 2015, we had convertible notes outstanding with a net liability value of $342.5 million that mature on June 1, 2015. The total cash payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
We will owe additional cash to the note holders upon early conversion if our stock price exceeds $7.55 per share. We entered into hedges with counterparties to limit our exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders upon conversion. In separate transactions, we sold the 2015 Warrants with a strike price of $10.78 per share. Although our incremental cash payout exposure above the conversion price is limited by the 2015 Notes Hedges to the outstanding principal value of the 2015 Notes and accrued interest, we will experience dilution to our stock upon settlement of the 2015 Warrants and to our diluted earnings per share from the outstanding 2015 Warrants to the extent our average closing stock price exceeds $10.78 in any fiscal quarter until the 2015 Warrants are settled.

Additionally, holders may elect to convert their 2015 Notes into cash at any time through the second trading day immediately preceding the maturity date. If the holders of our 2015 Notes elect to convert their notes into cash prior to maturity, we are required to pay the note holders cash equal to the principal amount of the notes converted plus any additional conversion value associated with the conversion feature. We will receive cash from the counterparties to the 2015 Notes Hedges for the value of the conversion feature upon settlement of the notes tendered. As of January 3, 2015, a total of $47.9 million of the 2015 Notes had been tendered for early conversion, of which one thousand dollars principal value had been settled. Subsequent to January 3, 2015, we received notifications for early conversion of an additional $6.0 million principal value of the 2015 Notes, resulting in an aggregate amount of $53.9 million principal value of the 2015 Notes having been tendered for conversion as of February 19, 2015.
We expect that cash generated from our operating activities, proceeds from our 2024 Notes, and access to our revolving credit facility will be sufficient to service the maturity or conversion of our 2015 Notes. For an additional description of the 2015 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 3 in the notes to consolidated financial statements.

Contractual Obligations

A summary of our contractual obligations as of January 3, 2015 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$69.0	$23.9	$29.8	$12.8	$2.5
Purchase obligations (1)	47.2	28.1	12.5	6.2	0.4
2015 Notes (2)	350.0	350.0	—	—	—
Long-term debt	350.0	—	—	—	350.0
Contractual interest payments (2)	160.4	20.7	31.6	31.5	76.6
Current income tax payable and unrecognized tax benefits	9.1	9.1	—	—	—
Other long-term contractual obligations (3)	35.1	—	6.1	20.6	8.4
Total	$1,020.8	$431.8	$80.0	$71.1	$437.9
_________________

(1)
With respect to purchase obligations that are cancelable by us, the table includes the amount that would have been payable if we had canceled the obligation as of January 3, 2015 or the earliest cancellation date.

(2)
Holders of the 2015 Notes may elect to convert their 2015 Notes into cash at any time through the second trading day immediately preceding the maturity date. Contractual interest payments associated with the 2015 Notes are presented assuming the outstanding principal balance will be paid in full on the contractual maturity date. In connection with the 2015 Notes, we entered into the 2015 Notes Hedges to limit our exposure to the additional cash payments above the $350.0 million principal balance in the event of a cash conversion of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative liability, which represents the cash conversion value of the 2015 Notes, has not been included because Cadence will receive cash in an equal amount from the 2015 Notes Hedges to settle the obligation upon conversion.

(3)
Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $18.5 million that we estimate will be paid or settled within 3 to 5 years. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.

In connection with our acquisitions completed before January 3, 2015, we are obligated to pay up to an aggregate of $10.0 million in cash over the next 15 months if certain defined performance goals are achieved in full.

Off-Balance Sheet Arrangements
As of January 3, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
A material portion of our revenue, expenses and business activities are transacted in the United States dollar. However, certain of our operations include transactions in foreign currencies that can affect our results of operations. In certain countries where we invoice customers in the local currency, Japan in particular, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in the United States dollar against certain foreign currencies are not generally moderated by corresponding fluctuations in our revenues, except for our operations in Japan because we receive some cash payments and make most expense payments in Japanese yen.
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

The following table provides information about our foreign currency forward exchange contracts as of January 3, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during February 2015.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$53.9	0.80
Japanese yen	25.7	119.16
Indian rupee	25.5	62.88
Israeli shekel	20.2	3.93
Chinese renminbi	14.0	6.15
Canadian dollar	10.4	1.14
Taiwan dollar	6.7	31.29
Other	16.1	N/A
Total	$172.5
Estimated fair value	$(3.2)
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
Our short-term investments as of January 3, 2015 include $88.6 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of January 3, 2015, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.7 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of January 3, 2015.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of January 3, 2015, we had no outstanding balance under our revolving credit facility. For additional description of this revolving credit facility see Note 3 in the notes to consolidated financial statements.

Equity Price Risk
Convertible Notes
Our 2015 Notes include conversion and settlement provisions that are based on the price of our common stock during a period following conversion of the notes. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay at the time converted notes are settled is determined by the price of our common stock. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.
Upon the expiration of our 2015 Warrants, which will occur on various dates from September 2015 through December 2015, Cadence will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $10.78 at that time. The following table shows the number of shares that Cadence would issue to 2015 Warrant counterparties at expiration of the warrants, assuming various Cadence closing stock prices on the dates of warrant expiration:

Shares
(In millions)
$13.00	7.9
$14.00	10.7
$15.00	13.0
$16.00	15.1
$17.00	17.0
$18.00	18.6
$19.00	20.1
$20.00	21.4
$21.00	22.6
$22.00	23.7
Prior to the expiration of the 2015 Warrants, for purposes of calculating diluted earnings per share, our diluted weighted-average shares outstanding will increase when our average closing stock price for a quarter exceeds $10.78.
For an additional description of our 2015 Notes, see Note 3 in the notes to consolidated financial statements and “Liquidity and Capital Resources – Other Factors Affecting Liquidity and Capital Resources,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 9 in the notes to consolidated financial statements for an additional description of these investments. Our non-marketable investments had a carrying value of $6.1 million as of January 3, 2015, and $6.7 million as of December 28, 2013.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data-Unaudited

	2014				2013
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue (1)	$423,098	$400,496	$378,788	$378,550	$376,722	$366,647	$362,481	$354,266

Cost of revenue	58,115	54,079	54,413	57,099	59,031	49,736	43,243	48,191

Net income (1) (2) (3)	65,030	37,535	23,263	33,070	37,705	38,500	9,429	78,609

Net income per share - basic (1) (2) (3)	0.23	0.13	0.08	0.12	0.13	0.14	0.03	0.29

Net income per share - diluted (1) (2) (3)	0.21	0.12	0.08	0.11	0.13	0.13	0.03	0.27
_________________

(1) Our fiscal year ends on the Saturday closest to December 31. Fiscal 2014, which ended January 3, 2015, included 53 weeks, with the 53rd week falling in the fourth fiscal quarter. Fiscal 2013, which ended December 28, 2013, included 52 weeks. For certain of our sales arrangements, where revenue is recognized over time, the 53rd week in fiscal 2014 resulted in incremental fourth quarter revenue of approximately $15 million, which is net of certain other immaterial adjustments to fourth quarter revenue.

(2)
During the first quarter of fiscal 2013, we recorded a $33.7 million benefit for income taxes from the release of an uncertain tax position, including related interest and penalties, and a 5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.

(3) During the quarter ended January 3, 2015, we recorded a benefit for income taxes of $8.1 million resulting from the enactment of the United States federal research tax credit in December 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 3, 2015.
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

Based on their evaluation as of January 3, 2015, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management has concluded that, as of January 3, 2015, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.” In May 2013, COSO issued its Internal Control - Integrated Framework (2013) (2013 COSO Framework), and we have initiated the process to transition to the 2013 COSO Framework for fiscal 2015.

Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2015 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors - Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors - Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2014 and 2013” in Cadence’s definitive proxy statement for its 2015 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013	51

Consolidated Income Statements for the three fiscal years ended January 3, 2015	52

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 3, 2015	53

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January, 3 2015	54

Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 2015	55

Notes to Consolidated Financial Statements	56

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	94

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

Cadence, the Cadence logo, Allegro, Connections, Encounter, Incisive, OrCAD, Palladium, Sigrity, Spectre, Tempus, Tensilica, Virtuoso and Voltus are trademarks or registered trademarks of Cadence Design Systems, Inc. Other service marks, trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2015. We have also audited the Cadence Design Systems, Inc.’s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cadence Design Systems, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Cadence Design Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
February 19, 2015

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
January 3, 2015 and December 28, 2013
(In thousands, except par value)

	As of
	January 3, 2015	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$932,161	$536,260
Short-term investments	90,445	96,788
Receivables, net	122,492	107,624
Inventories	56,394	50,220
2015 notes hedges	523,930	306,817
Prepaid expenses and other	126,313	123,382
Total current assets	1,851,735	1,221,091
Property, plant and equipment, net	230,112	238,715
Goodwill	553,767	456,905
Acquired intangibles, net	360,932	311,693
Long-term receivables	3,644	3,672
Other assets	209,366	196,525
Total assets	$3,209,556	$2,428,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$342,499	$324,826
2015 notes embedded conversion derivative	523,930	306,817
Accounts payable and accrued liabilities	225,375	216,594
Current portion of deferred revenue	301,287	299,973
Total current liabilities	1,393,091	1,148,210
Long-term liabilities:
Long-term portion of deferred revenue	54,726	52,850
Long-term debt	348,676	—
Other long-term liabilities	79,489	71,436
Total long-term liabilities	482,891	124,286
Commitments and contingencies (Notes 4, 6, and 16)
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock - $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 291,584 as of January 3, 2015; 288,133 as of December 28, 2013	1,851,427	1,757,242
Treasury stock, at cost; 14,453 shares as of January 3, 2015; 17,905 shares as of December 28, 2013	(203,792)	(140,142)
Accumulated deficit	(326,408)	(485,306)
Accumulated other comprehensive income	12,347	24,311
Total stockholders’ equity	1,333,574	1,156,105
Total liabilities and stockholders’ equity	$3,209,556	$2,428,601

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended January 3, 2015
(In thousands, except per share amounts)

	2014	2013	2012
Revenue:
Product and maintenance	$1,479,151	$1,357,934	$1,212,429
Services	101,781	102,182	113,995
Total revenue	1,580,932	1,460,116	1,326,424
Costs and expenses:
Cost of product and maintenance	156,333	132,245	118,516
Cost of service	67,373	67,956	72,607
Marketing and sales	399,688	378,157	342,278
Research and development	603,006	534,022	454,085
General and administrative	113,619	121,314	112,076
Amortization of acquired intangibles	24,017	19,416	15,077
Restructuring and other charges	10,252	17,999	113
Total costs and expenses	1,374,288	1,271,109	1,114,752
Income from operations	206,644	189,007	211,672
Interest expense	(34,121)	(37,581)	(34,742)
Other income, net	8,479	7,570	11,341
Income before provision (benefit) for income taxes	181,002	158,996	188,271
Provision (benefit) for income taxes	22,104	(5,247)	(251,677)
Net income	$158,898	$164,243	$439,948
Net income per share – basic	$0.56	$0.59	$1.63
Net income per share – diluted	$0.52	$0.56	$1.57
Weighted average common shares outstanding – basic	283,349	277,796	270,479
Weighted average common shares outstanding – diluted	306,775	294,564	280,667

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended January 3, 2015
(In thousands)

	2014	2013	2012
Net income	$158,898	$164,243	$439,948
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(11,476)	(21,470)	(5,337)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustments for realized gains and losses	(305)	(180)	(905)
Changes in defined benefit plan liabilities	(183)	2,011	(761)
Total other comprehensive loss, net of tax effects	(11,964)	(19,639)	(7,003)
Comprehensive income	$146,934	$144,604	$432,945

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended January 3, 2015
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit	Income	Total
Balance, December 31, 2011	272,680	$1,733,884	$(290,462)	$(1,083,245)	$50,953	$411,130
Net income	—	—	—	439,948	—	$439,948
Other comprehensive loss, net of taxes	—	—	—	—	(7,003)	$(7,003)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	9,101	(64,384)	103,323	(6,252)	—	$32,687
Stock received for payment of employee taxes on vesting of restricted stock	(1,137)	(2,081)	(13,647)	—	—	$(15,728)
Tax effect related to employee stock transactions allocated to equity	—	6,576	—	—	—	$6,576
Stock-based compensation expense	—	47,561	—	—	—	$47,561
Balance, December 29, 2012	280,644	$1,721,556	$(200,786)	$(649,549)	$43,950	$915,171
Net income	—	—	—	164,243	—	$164,243
Other comprehensive loss, net of taxes	—	—	—	—	(19,639)	$(19,639)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	8,726	(35,541)	78,198	—	—	$42,657
Stock received for payment of employee taxes on vesting of restricted stock	(1,237)	(2,586)	(17,554)	—	—	$(20,140)
Tax effect related to employee stock transactions allocated to equity	—	6,999	—	—	—	$6,999
Stock options assumed in acquisitions	—	529	—	—	—	$529
Stock-based compensation expense	—	66,285	—	—	—	$66,285
Balance, December 28, 2013	288,133	$1,757,242	$(140,142)	$(485,306)	$24,311	$1,156,105
Net income	—	—	—	158,898	—	$158,898
Other comprehensive loss, net of taxes	—	—	—	—	(11,964)	$(11,964)
Purchase of treasury stock	(5,856)	—	(100,117)	—	—	$(100,117)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	10,631	8,630	57,518	—	—	$66,148
Stock received for payment of employee taxes on vesting of restricted stock	(1,324)	(3,676)	(21,051)	—	—	$(24,727)
Tax effect related to employee stock transactions allocated to equity	—	5,439	—	—	—	$5,439
Stock-based compensation expense	—	83,792	—	—	—	$83,792
Balance, January 3, 2015	291,584	$1,851,427	$(203,792)	$(326,408)	$12,347	$1,333,574

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 3, 2015
(In thousands)

	2014	2013	2012
Cash and cash equivalents at beginning of year	$536,260	$726,357	$601,602
Cash flows from operating activities:
Net income	158,898	164,243	439,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,634	98,308	89,217
Amortization of debt discount and fees	20,529	25,384	23,513
Stock-based compensation	83,792	66,285	47,561
Gain on investments, net	(4,707)	(5,311)	(6,320)
Deferred income taxes	12,478	(2,366)	(240,424)
Other non-cash items	6,854	3,932	3,530
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(17,925)	(3,609)	45,630
Inventories	(11,708)	(14,594)	5,245
Prepaid expenses and other	(2,501)	30,368	(12,426)
Other assets	(42,181)	(2,530)	(4,902)
Accounts payable and accrued liabilities	3,856	41,727	17,523
Deferred revenue	(11,860)	2,506	(69,662)
Other long-term liabilities	5,563	(36,738)	(22,439)
Net cash provided by operating activities	316,722	367,605	315,994
Cash flows from investing activities:
Purchases of available-for-sale securities	(124,165)	(111,702)	(121,154)
Proceeds from the sale of available-for-sale securities	85,384	77,621	18,338
Proceeds from the maturity of available-for-sale securities	46,612	38,706	4,150
Proceeds from the sale of long-term investments	1,085	6,234	74
Purchases of property, plant and equipment	(39,810)	(44,929)	(35,966)
Investment in venture capital partnerships and equity investments	—	—	(250)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(167,121)	(392,825)	(66,432)
Net cash used for investing activities	(198,015)	(426,895)	(201,240)
Cash flows from financing activities:
Proceeds from issuance of debt	348,649	—	—
Proceeds from revolving credit facility	100,000	100,000	—
Payment on revolving credit facility	(100,000)	(100,000)	—
Payment of convertible notes	(1)	(144,639)	—
Payment of convertible notes embedded conversion derivative liability	(1)	—	—
Proceeds from convertible notes hedges	1	—	—
Principal payments on receivable financing	—	(2,526)	(5,776)
Payment of debt issuance costs	(6,500)	—	(1,372)
Payment of acquisition-related contingent consideration	(1,835)	(677)	(39)
Tax effect related to employee stock transactions allocated to equity	7,583	9,034	6,061
Proceeds from issuance of common stock	65,913	42,657	32,687
Stock received for payment of employee taxes on vesting of restricted stock	(24,727)	(20,140)	(15,728)
Payments for repurchases of common stock	(100,117)	—	—
Net cash provided by (used for) financing activities	288,965	(116,291)	15,833
Effect of exchange rate changes on cash and cash equivalents	(11,771)	(14,516)	(5,832)
Increase (decrease) in cash and cash equivalents	395,901	(190,097)	124,755
Cash and cash equivalents at end of year	$932,161	$536,260	$726,357

Supplemental cash flow information:
Cash paid for interest	$9,963	$12,429	$11,354
Cash paid (received) for income taxes, net	26,453	(3,084)	18,637
Non-cash investing and financing activities:
Stock options assumed in acquisitions	—	529	—
Available-for-sale securities received from customer	1,695	240	20
Receivables related to sales of cost-method investments	—	—	4,911
See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc., or Cadence, develops system design enablement, or SDE, solutions that its customers use to design whole electronics systems and increasingly small and complex integrated circuits, or ICs, and electronic devices. Cadence’s solutions are designed to help its customers reduce the time to bring an electronics system, IC or electronic device to market and to reduce their design, development and manufacturing costs. Cadence’s SDE product offerings include electronic design automation, or EDA, software, emulation and prototyping hardware, and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. Cadence provides maintenance for its software, emulation hardware, and IP product offerings. Cadence also provides engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP. These services help Cadence’s customers manage and accelerate their electronics product development processes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
Cadence’s fiscal year-end is the Saturday closest to December 31. Fiscal 2014 was a 53-week year ending on January 3, 2015. Fiscal 2013 and fiscal 2012 were 52-week years. The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence. Certain prior period balances have been reclassified to conform to the current period presentation.
Use of Estimates
Preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
New Accounting Standards
Cadence periodically reviews new accounting standards to assess the impact they may have on its consolidated financial statements. With the exception of the standard discussed below, there have been no recent changes to accounting standards that are expected to have a material impact on Cadence’s consolidated operating results or financial position.
On May 28, 2014, the Financial Accounting Standards Board issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The updated standard will become effective for Cadence in the first quarter of fiscal 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. Cadence is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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

Foreign Operations
Cadence transacts business in various foreign currencies. The United States dollar is the functional currency of Cadence’s consolidated entities operating in the United States and certain of its consolidated subsidiaries operating outside the United States. The functional currency for Cadence’s other consolidated entities operating outside of the United States is generally the local country’s currency.
Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using an average exchange rate for the period. Cadence includes adjustments from translating assets and liabilities into United States dollars, and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in stockholders’ equity as a component of accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions of a monetary nature in other income, net, in the consolidated income statements.
Revenue Recognition
Software and IP Revenue Recognition
Cadence licenses its software and IP products using three different license types:

•	Term licenses;

•	Subscription licenses; and

•	Perpetual licenses.
Term licenses - Cadence’s term license arrangements offer customers the right to:

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

Subscription licenses - In addition to the rights of a term license, Cadence’s subscription license arrangements also offer customers the right to:

•	Use unspecified additional products that become commercially available during the term of the arrangement; and

•
Remix into other unspecified additional products that may become available during the term of the arrangement, so long as the cumulative contractual value of all products in use does not exceed the total license fee determined at the outset of the arrangement.

In general, product and maintenance revenue associated with term and subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the licensed product.
Perpetual licenses - Cadence’s perpetual licenses consist of software licensed on a perpetual basis with no right to return or ability to remix the licensed software. Cadence licenses its design IP under a perpetual license on a per-design basis.
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

Services Revenue Recognition
Services revenue primarily consists of revenue received for performing engineering services. These services are generally not related to the functionality of the products licensed. In certain instances, Cadence will customize its IP on a fixed fee basis. Revenue from service contracts is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. If a service contract is considered to be part of a multiple element arrangement, or MEA, that includes a software contract, revenue is generally recognized ratably over the duration of the software contract. For contracts with fixed or not-to-exceed fees, Cadence estimates on a monthly basis the percentage-of-completion based on the progress to completion of the services. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on Cadence’s results of operations.
Revenue Recognition Criteria
Although the timing and amount of revenue recognition differs based on the deliverables in each arrangement, Cadence begins revenue recognition for an arrangement when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection of the resulting receivable is probable.
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
Product delivery - Software and VIP, and the corresponding access keys, are generally delivered to customers electronically. Electronic delivery occurs when Cadence provides the customer access to the software. Occasionally, Cadence will deliver software on a DVD with standard transfer terms of free-on-board, or F.O.B., shipping point. Design IP is also delivered electronically via download from a secure site. Cadence’s software and IP license agreements generally do not contain conditions for acceptance. Delivery of an entire hardware system is deemed to occur upon its successful installation. For certain hardware products, installation is the responsibility of the customer, as the system is fully functional at the time of shipment and delivery is deemed to be complete when the products are shipped with freight terms of F.O.B. shipping point.
Fee is fixed or determinable - Cadence assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. Cadence has established a history of collecting under the original contract without providing concessions on payments, products or services. For installment contracts that do not include a substantial upfront payment, Cadence only considers that a fee is fixed or determinable if the arrangement has payment periods that are equal to or less than the term of the licenses and the payments are collected in equal or nearly equal installments, when evaluated over the entire term of the arrangement. Cadence has a history of collecting receivables under software installment contracts of up to five years for which the fee has been assessed as fixed or determinable.
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

Multiple Element Arrangements
An MEA is any arrangement that includes or contemplates rights for a combination of software, IP or hardware products, services, training or maintenance in a single arrangement. From time to time, Cadence may include individual deliverables in separately priced and separately executed contracts with the same customer. Cadence evaluates all relevant facts and circumstances in determining whether the separate contracts should be accounted for individually as distinct arrangements or whether the separate contracts are, in substance, an MEA. Significant judgment is involved in determining whether a group of contracts might be so closely related that they are, in effect, part of a single arrangement. Cadence’s judgments about whether several contracts together comprise an MEA can affect the timing of revenue recognition under those contracts, which could have an effect on its results of operations for the periods involved.
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
Vendor-specific objective evidence of fair value - Cadence’s VSOE for maintenance is based upon the customer’s stated annual renewal rates and VSOE for services is based on the price charged when the services are sold separately. Cadence has not established VSOE for certain products, including software and IP licenses and hardware products, or for annual maintenance that is not cancellable by the customer.
Third-party evidence of selling price - TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, Cadence’s offerings contain significant differentiation such that comparable pricing of products with similar functionality cannot be obtained. Furthermore, Cadence is unable to reliably determine what similar competitor products’ selling prices are when those products are sold on a standalone basis. Therefore, Cadence typically is not able to obtain TPE and TPE is not used to determine any standalone selling prices.
Best estimate of the selling price - Cadence calculates the BESP of its hardware products based on its pricing practices, including the historical average prices charged for comparable hardware products. Cadence’s process for determining BESP for its software deliverables takes into account multiple factors that vary depending upon the unique facts and circumstances related to each deliverable. Key external and internal factors considered in developing the BESPs include prices charged by Cadence for similar arrangements, historical pricing practices and the nature of the product. In addition, when developing BESPs, Cadence may consider other factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.
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
For MEAs involving only software and software-related deliverables, VSOE must exist to allocate the total fee among all delivered and undelivered elements, or if VSOE of all undelivered elements exists, revenue is recognized using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized up front as the elements are delivered. If VSOE does not exist for all elements to support the allocation of the total fee among all elements of the arrangement, or if VSOE does not exist for all undelivered elements to apply the residual method, revenue is recognized ratably over the term of the undelivered elements.
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
Receivables
Cadence’s receivables, net includes invoiced accounts receivable and the current portion of unbilled receivables. Unbilled receivables represent amounts Cadence has recorded as revenue for which payments from a customer are due over time. Cadence’s accounts receivable and unbilled receivables were initially recorded at the transaction value. Cadence’s long-term receivables balance includes receivable balances to be invoiced more than one year after each balance sheet date.
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
Inventories
Inventories are stated at the lower of cost or market value. Cadence’s inventories include high technology parts and components for complex emulation hardware systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s policy is to reserve for inventory in excess of 12-month demand or for other known obsolescence or realization issues.
Due to the complex nature of Cadence’s emulation systems, Cadence purchases certain inventory components from sole suppliers. As a result, Cadence may be exposed to the risk of delays in receiving these components due to its reliance on single suppliers and due to manufacturing constraints or other delays in the manufacturing process.
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
Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $2.1 million, $4.7 million, and $7.7 million during fiscal 2014, 2013 and 2012, respectively.
Cadence recorded depreciation and amortization expense of $49.2 million, $49.5 million and $55.0 million during fiscal 2014, 2013 and 2012, respectively, for property, plant and equipment.

Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2014, 2013 and 2012 were not material.
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
Long-Lived Assets, Including Acquired Intangibles
Cadence’s definite-lived, long-lived assets consist of property, plant and equipment and other acquired intangibles. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies, which range from one to fourteen years. Cadence reviews its definite-lived, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. Recoverability of an asset or asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset or asset group is expected to generate. If it is determined that the carrying amount of an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset or asset group exceeds its fair value.
Non-Marketable Investments
Cadence’s non-marketable investments include its investments in privately-held companies. These investments are initially recorded at cost and are included in other assets in the consolidated balance sheets. Cadence accounts for these investments using either the cost method or the equity method of accounting. Cadence reviews the fair value of its non-marketable investments on a regular basis to determine whether the investments in these companies are other-than-temporarily impaired. Cadence considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its review. If Cadence determines the carrying value of an investment exceeds its fair value, and that difference is other than temporary, Cadence writes down the value of the investment to its fair value. Cadence records investment write-downs in other income, net, in the consolidated income statements.
Nonqualified Deferred Compensation Trust
Executive officers, senior management and members of Cadence’s Board of Directors may elect to defer compensation payable to them under Cadence’s Nonqualified Deferred Compensation Plan, or the NQDC. Deferred compensation payments are held in investment accounts and the values of the accounts are adjusted each quarter based on the fair value of the investments held in the NQDC.
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

Deferred Revenue
Deferred revenue arises when customers are billed for products or services in advance of revenue recognition. Cadence’s deferred revenue consists primarily of unearned revenue on product licenses and the related maintenance for which revenue is recognized over the duration of the license. The fees for term and subscription licenses are generally billed quarterly in advance and the related revenue is recognized over multiple periods over the ensuing license period. Maintenance on perpetual licenses is generally renewed annually, billed in full in advance, and the corresponding revenue is recognized over the 12-month maintenance term.
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
Cadence records estimated provisions for termination benefits and outplacement costs along with other personnel-related restructuring costs, long-term asset impairments related to abandoned assets and other costs associated with the restructuring plan. Cadence regularly evaluates the adequacy of its lease loss accruals and severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Subsequent adjustments to restructuring accruals are classified in restructuring and other charges in the consolidated income statements.

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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of accumulated deficit in the consolidated statements of stockholders’ equity. There were no losses recorded by Cadence on the reissuance of treasury stock during fiscal 2014 or fiscal 2013. During fiscal 2012, Cadence recorded a loss of $6.3 million on the reissuance of treasury stock as a component of accumulated deficit.
Concentrations of Credit Risk
Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments, long-term investments, accounts receivable and forward contracts. Cadence’s short-term investments include debt securities issued by financial institutions, corporations, the United States Treasury and other United States government agencies.
Credit exposure related to Cadence’s foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.
Cadence is party to certain hedge transactions related to its 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes as described in Note 3. Cadence is subject to the risk that the counterparties to these hedge transactions may not be able to fulfill their obligations under these hedge transactions.
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $6.6 million, $7.4 million and $7.2 million during fiscal 2014, 2013 and 2012, respectively, and is included in marketing and sales in the consolidated income statements.

NOTE 3. DEBT
Cadence’s outstanding debt as of January 3, 2015 and December 28, 2013 was as follows:

	January 3, 2015			December 28, 2013
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$349,999	$(7,500)	$342,499	$350,000	$(25,174)	$324,826
2024 Notes	350,000	(1,324)	348,676	—	—	—
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$699,999	$(8,824)	$691,175	$350,000	$(25,174)	$324,826

2015 Notes
In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes Due 2015. At maturity, the holders of the 2015 Notes will be entitled to receive the principal amount of the 2015 Notes plus accrued interest. The holders of the 2015 notes may elect to convert their 2015 notes to cash at any time through the second trading day immediately preceding the maturity date, as specified in the table below under “Early conversion conditions” and “Conversion immediately preceding maturity.” If a holder of the 2015 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash equal to the principal amount of the notes converted plus any additional conversion value as described in the table below under the heading “Conversion feature.” As of January 3, 2015, a total of $47.9 million principal value of the 2015 Notes had been tendered for early conversion, of which one thousand dollars principal value had been settled. As discussed in Note 20, subsequent to January 3, 2015, additional notes were tendered for early conversion.
Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence’s exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. As a result of the 2015 Notes Hedges, Cadence’s maximum expected cash exposure upon conversion of the 2015 Notes is the remaining principal balance of the notes and accrued interest. In June 2010, Cadence also sold warrants in separate transactions, or the 2015 Warrants. As a result of the 2015 Warrants, Cadence experiences dilution to its diluted earnings per share when its average closing stock price exceeds $10.78 for any fiscal quarter. To the extent that Cadence’s stock price exceeds $10.78 at expiration of the 2015 Warrants, Cadence will issue shares to net settle the 2015 Warrants.
A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at January 3, 2015	$349,999

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)
Cash to the extent Cadence’s stock price exceeds approximately $7.55 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of Cadence common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)
• Closing stock price greater than $9.81 for at least 20 of the last 30 trading days in a fiscal quarter (convertible only for subsequent quarter);

• Specified corporate transactions; or

• Note trading price falls below a calculated minimum.

Conversion immediately preceding maturity	From March 1, 2015 until the second trading day immediately preceding the maturity date, holders may elect convert their 2015 Notes into cash as described above under “Conversion feature.”

Redemption at Cadence’s option prior to maturity	None.

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

Impact of Early Conversion Conditions on Financial Statements
If the note holders elect to convert their 2015 Notes prior to maturity, any unamortized discount and transaction fees will be expensed at the time of settlement. If the entire outstanding principal amount had been converted and settled on January 3, 2015, Cadence would have recorded an expense of $8.5 million associated with the conversion, comprised of $7.5 million of unamortized debt discount and $1.0 million of unamortized transaction fees.
As of January 3, 2015, the if-converted value of the 2015 Notes to the note holders of approximately $873.4 million exceeded the principal amount of $350.0 million. The fair value of the 2015 Notes was $873.9 million as of January 3, 2015 and $654.1 million as of December 28, 2013.
2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the consolidated balance sheet at its estimated fair value. The fair value was $523.9 million as of January 3, 2015 and $306.8 million as of December 28, 2013.
2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015, and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as a derivative asset and are carried on the consolidated balance sheet at their estimated fair value. The fair value of the 2015 Notes Hedges was $523.9 million as of January 3, 2015 and $306.8 million as of December 28, 2013. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during fiscal 2014, 2013 and 2012 and did not have a significant net impact on the consolidated income statements for the respective periods.
The classification of the 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset as current on the consolidated balance sheet corresponds with the classification of the 2015 Notes.
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
2015 Notes Interest Expense
The effective interest rate and components of interest expense of the 2015 Notes for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%

Contractual interest expense	$9,332	$9,157	$9,157
Amortization of debt discount	17,674	16,007	14,758
Total interest expense	$27,006	$25,164	$23,915

2024 Notes
On October 9, 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024, or the 2024 Notes. Cadence received net proceeds of $342.4 million from issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs will be amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest will be payable in cash semi-annually commencing on April 15, 2015. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. The proceeds of the 2024 Notes are available for general corporate purposes, which may include the retirement of debt, working capital, capital expenditures, acquisitions and strategic transactions.
Cadence may redeem the 2024 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest, plus any accrued and unpaid interest, as more particularly described in the indentures governing the 2024 Notes.
The 2024 Notes indenture includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default.
Revolving Credit Facility
In December 2012, Cadence entered into a five-year senior secured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility was amended on September 19, 2014, on terms substantially similar to the prior credit agreement, except that, as amended, the credit facility (i) is unsecured, (ii) expires on September 19, 2019, (iii) has no subsidiary guarantors and (iv) includes certain amendments to the negative financial covenants.
The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding amounts may be paid at any time prior to maturity.
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.25% and 2.0% per annum or at the base rate plus a margin between 0.25% and 1.0% per annum. The interest rate applied to borrowings is determined by Cadence’s consolidated leverage ratio, as specified by the credit facility agreement. Interest is payable quarterly. A commitment fee ranging from 0.20% to 0.35% is assessed on the daily average undrawn portion of revolving commitments.
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
As of January 3, 2015 and December 28, 2013, Cadence had no outstanding balance under the revolving credit facility and was in compliance with all financial covenants.

NOTE 4. ACQUISITIONS AND ACQUISITION-RELATED CONTINGENT CONSIDERATION
2014 Acquisitions
On June 13, 2014, Cadence acquired Jasper Design Automation, Inc., or Jasper, a privately held provider of formal analysis solutions based in Mountain View, California. The acquired technology complements Cadence’s existing system design and verification platforms. Total cash consideration for Jasper, after taking into account adjustments for certain costs, and cash held by Jasper at closing of $28.7 million, was $139.4 million. Cadence will also make payments to certain employees over a three year period subject to continued employment and other conditions.

The following table summarizes the fair value of assets acquired and liabilities assumed in the acquisition of Jasper:

(In thousands)
Cash and cash equivalents	$28,678
Property, plant and equipment	520
Other assets	15,901
Acquired intangibles:
Existing technology	68,200
Agreements and relationships	13,600
Tradenames and trademarks	900
In-process technology	10,300
Goodwill	78,229
Total assets acquired	$216,328
Deferred revenue	(11,900)
Other liabilities	(5,607)
Long-term deferred tax liabilities	(30,740)
Net assets acquired	$168,081
The allocation of purchase consideration to certain assets and liabilities has not been finalized. Cadence will continue to evaluate estimates and assumptions related to certain contingencies during the measurement period (up to one year from the acquisition date).
During fiscal 2014, Cadence also completed two other business combinations for total cash consideration of $27.5 million, after taking into account cash acquired of $2.1 million. The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded a total of $20.3 million of goodwill, $16.9 million of other intangible assets and $7.6 million of net liabilities consisting primarily of long-term deferred income taxes and deferred revenue.
The weighted-average amortization period for definite-lived intangible assets acquired during fiscal 2014 is approximately 8 years.
The goodwill related to Cadence’s fiscal 2014 acquisitions is primarily related to expected synergies from combining operations of the acquired companies with Cadence. Cadence expects that approximately $2.9 million of goodwill related to its fiscal 2014 acquisitions will be deductible for tax purposes.
Results of operations and the estimated fair value of acquired assets and assumed liabilities are recorded in the consolidated financial statements from the date of acquisition. The fair values of acquired intangible assets, including in-process technology and assumed liabilities, were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 8 in the notes to consolidated financial statements.
2013 Acquisitions
On April 22, 2013, Cadence acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units. Total cash consideration for Tensilica, after taking into account adjustments for certain costs and cash held by Tensilica at closing of $26.3 million, was $319.3 million. Cadence also assumed certain unvested Tensilica options with a fair value of $15.3 million, of which $0.5 million was allocated to purchase consideration. The remaining $14.8 million of assumed options is being expensed over the remaining vesting periods of the awards. Cadence will also make payments to certain employees over a three year period subject to continued employment and other conditions.
During fiscal 2013, Cadence completed other business combinations, including Cosmic Circuits Private Limited, or Cosmic, and an asset acquisition for total cash consideration of $73.9 million, net of cash acquired. Cadence allocated the total purchase consideration to the assets acquired and liabilities assumed based on their respective fair values on the acquisition dates. Lip-Bu Tan, Cadence’s president, chief executive officer and director, was also a member of the board of directors of Cosmic. In addition, a trust for the benefit of the children of Mr. Tan owned approximately 8.5% of Cosmic, and Mr. Tan and his wife serve as co-trustees of the trust. Mr. Tan was not involved in the transaction. He recused himself from the discussions and negotiations between and at Cadence and Cosmic throughout the duration of the transaction, including any discussions and negotiations related to the consideration provided to Cosmic. A financial advisor provided a fairness opinion to Cadence in connection with the transaction, and the Board of Directors of Cadence reviewed the transaction and concluded that it was in the best interests of Cadence to proceed with such transaction.

2012 Acquisition
During fiscal 2012, Cadence acquired Sigrity, Inc., or Sigrity, a provider of signal and power integrity analysis tools for system, printed circuit board and integrated circuit package designs. Total cash consideration for Sigrity, after taking into account cash held by Sigrity at closing of $7.5 million, was $64.3 million.
Acquisition-related Transaction Costs
Transaction costs associated with acquisitions were $3.7 million, $8.7 million and $1.5 million during fiscal 2014, 2013 and 2012, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence’s consolidated income statements.
Acquisition-Related Contingent Consideration
Cadence may be obligated to make cash payments in connection with its business combinations and asset acquisitions completed in prior fiscal years, subject to the satisfaction of future financial measures associated with the acquired technology. If performance is such that these payments are fully achieved, Cadence will be obligated to pay up to an aggregate of $10.0 million over the next 15 months. Of the $10.0 million, up to $8.0 million would be recorded as operating expenses in the consolidated income statements.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2014 and 2013 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2012	$233,266
Goodwill resulting from acquisitions	227,959
Effect of foreign currency translation	(4,320)
Balance as of December 28, 2013	456,905
Goodwill resulting from acquisitions	102,025
Measurement period adjustments	(3,476)
Effect of foreign currency translation	(1,687)
Balance as of January 3, 2015	$553,767
Measurement period adjustments to goodwill are applied based on new information obtained about preliminary amounts recognized for a business combination. During fiscal 2014, Cadence recorded measurement period adjustments associated with revisions to initial estimates of certain liabilities assumed with its acquisition of Jasper and certain tax estimates and assumptions made for one of its other fiscal 2014 acquisitions. These adjustments resulted in a decrease to goodwill.
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2014 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.

Acquired Intangibles, Net
Acquired intangibles as of January 3, 2015 were as follows, excluding intangibles that were fully amortized as of December 28, 2013:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$328,325	$(84,822)	$243,503
Agreements and relationships	175,202	(65,512)	109,690
Tradenames, trademarks and patents	10,619	(4,480)	6,139
Total acquired intangibles with definite lives	514,146	(154,814)	359,332
In-process technology	1,600	—	1,600
Total acquired intangibles	$515,746	$(154,814)	$360,932
In-process technology as of January 3, 2015 consists of projects acquired during fiscal 2014 that, if completed, will contribute to Cadence’s ability to offer additional software solutions to its customers. These projects are expected to be complete within six to twelve months. During fiscal 2014, Cadence completed certain projects previously included in in-process technology and transferred approximately $11.8 million to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2014, 2013 and 2012, by consolidated income statement caption, was as follows:

	2014	2013	2012
	(In thousands)
Cost of product and maintenance	$36,907	$24,023	$13,541
Amortization of acquired intangibles	24,017	19,416	15,077
Total amortization of acquired intangibles	$60,924	$43,439	$28,618

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2015	$64,228
2016	57,316
2017	52,610
2018	48,936
2019	42,935
Thereafter	93,307
Total estimated amortization expense	$359,332

NOTE 6. INCOME TAXES
Cadence’s income before provision (benefit) for income taxes included income from the United States and from foreign subsidiaries for fiscal 2014, 2013 and 2012, is as follows:

	2014	2013	2012
	(In thousands)
United States	$12,680	$20,092	$61,865
Foreign subsidiaries	168,322	138,904	126,406
Total income before provision (benefit) for income taxes	$181,002	$158,996	$188,271
Cadence’s foreign subsidiaries are generally subject to lower statutory tax rates than the United States statutory federal income tax rate of 35%.
Cadence’s provision (benefit) for income taxes was comprised of the following items for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Current:
Federal	$(13,754)	$(40,494)	$(588)
State and local	(1,159)	2,574	(36,650)
Foreign	19,100	28,040	19,409
Total current	4,187	(9,880)	(17,829)

Deferred:
Federal	2,075	4,888	(203,731)
State and local	1,633	3,037	(28,894)
Foreign	8,770	(10,291)	(7,799)
Total deferred	12,478	(2,366)	(240,424)

Tax expense allocated to shareholders’ equity	5,439	6,999	6,576

Total provision (benefit) for income taxes	$22,104	$(5,247)	$(251,677)

The provision (benefit) for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to income before provision (benefit) for income taxes for fiscal 2014, 2013 and 2012 as follows:

	2014	2013	2012
	(In thousands)
Provision computed at federal statutory income tax rate	$63,350	$55,648	$65,895
State and local income tax, net of federal tax effect	1,168	4,085	3,626
Foreign income tax rate differential	(39,012)	(39,144)	(39,308)
Non-deductible share-based compensation costs	5,726	2,053	7,785
Change in deferred tax asset valuation allowance	10,065	18,354	(301,542)
Tax credits	(17,331)	(18,372)	(3,744)
Repatriation of foreign earnings	(2,910)	(2,116)	(2,645)
Non-deductible research and development expense	2,195	3,043	1,968
Tax effects of intra-entity transfer of assets	(5,397)	270	148
Domestic production activity deduction	(1,281)	(1,088)	—
Withholding taxes	4,064	3,333	3,593
Tax settlements, domestic	—	—	(37,481)
Interest and penalties not included in tax settlements	(382)	1,701	2,552
Increase (decrease) in unrecognized tax benefits not included in tax settlements	157	(33,730)	47,329
Other	1,692	716	147
Provision (benefit) for income taxes	$22,104	$(5,247)	$(251,677)
Effective tax rate	12%	(3)%	(134)%

In December 2014, the Tax Increase Prevention Act of 2014 was signed into law, retroactively extending the United States federal research and development credit from January 1, 2014 through December 31, 2014. As a result, Cadence recognized the retroactive benefit of approximately $8.1 million in the fourth quarter of 2014, the period in which the legislation was enacted.

The components of deferred tax assets and liabilities consisted of the following as of January 3, 2015 and December 28, 2013:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$180,127	$159,839
Reserves and accruals	65,935	49,450
Intangible assets	38,938	45,948
Capitalized research and development expense for income tax purposes	33,552	33,742
Operating loss carryforwards	25,285	27,205
Deferred income	19,534	25,420
Capital loss carryforwards	21,494	22,050
Share-based compensation costs	20,009	20,652
Depreciation and amortization	10,904	11,167
Investments	6,825	7,643
Other	1,332	4,911
Total deferred tax assets	423,935	408,027
Valuation allowance	(102,742)	(92,677)
Net deferred tax assets	321,193	315,350

Deferred tax liabilities:
Intangible assets	(57,040)	(66,775)
Undistributed foreign earnings	(28,026)	(17,301)
Other	(1,607)	(2,230)
Total deferred tax liabilities	(86,673)	(86,306)
Total net deferred tax assets	$234,520	$229,044
Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. During fiscal 2014, Cadence determined that there was sufficient positive evidence to judge that $321.2 million of deferred tax assets were more likely than not to be realized. The evidence that the Company relied on to make this determination included the following:

•	The magnitude and duration of Cadence’s profitability in the United States;

•	Cadence’s multi-year history of approximately 90% of the aggregate value of its bookings being of a type that revenue is recurring in nature;

•	Cadence’s existing revenue backlog as of January 3, 2015 that provides Cadence with an objective source of future revenues to be recognized in fiscal 2015 and subsequent periods; and

•	Cadence’s expectation of having sufficient sources of income in the future to prevent the expiration of deferred tax assets.
During fiscal 2012, Cadence weighed similar evidence available for that period to release a valuation allowance of $219.6 million that was previously reserved against a substantial portion of the United States federal and state deferred tax assets.
During fiscal 2014 and 2013, Cadence maintained valuation allowances of $102.7 million and $92.7 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:

•	Tax credits in certain state and foreign jurisdictions that are accumulating at a rate greater than Cadence’s capacity to utilize the credits;

•	Federal and foreign deferred tax assets related to investments and capital losses that can only be utilized against gains that are capital in nature; and

•	Domestic foreign tax credits that have not been recognized for income tax purposes and can only be fully utilized if Cadence has sufficient levels of foreign source income in the future.
Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. Cadence intends to indefinitely reinvest $444.1 million of undistributed earnings of its foreign subsidiaries as of January 3, 2015, to meet the working capital and long-term capital needs of its foreign subsidiaries.
Cadence has not calculated the unrecognized deferred tax liability for these indefinitely reinvested foreign earnings because it was impracticable due to the resources required and the significant complexity of the judgments and calculations required.
As of January 3, 2015, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$6,151	from 2021 through 2033
California	241,015	from 2015 through 2033
Other states (tax effected, net of federal benefit)	2,558	from 2015 through 2031
Foreign (tax effected)	7,182	from 2031 through indefinite
As of January 3, 2015, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$132,426	from 2017 through 2034
California	28,396	indefinite
Other states	5,956	from 2015 through 2029
Foreign	13,349	from 2017 through 2032
_____________
*Certain of Cadence’s foreign tax credits are anticipated and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns.
In December 2012, the California Franchise Tax Board, or FTB, completed its field examination of Cadence’s California state income tax returns for the tax years 2001 through 2003. Cadence determined that certain tax positions were effectively settled and recognized a benefit for income taxes of $36.7 million in its consolidated income statement during fiscal 2012.
As of January 3, 2015 Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States - Federal	2011
United States - California	2010
Israel	2010
Hungary	2007

Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$78,279	$92,378	$98,812
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year*	8,301	6,196	2,194
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	12,381	5,119	3,082
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	—	(15,171)	(11,768)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(86)	(11,850)	(189)
Effect of foreign currency translation	(1,651)	1,607	247
Unrecognized tax benefits at the end of the fiscal year	$97,224	$78,279	$92,378

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$57,127	$49,458	$57,725
_________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision (benefit) for income taxes for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands)
Interest	$255	$(12,470)	$(11,184)
Penalties	(748)	(7,698)	(1,862)
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of January 3, 2015 and December 28, 2013 were as follows:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Interest	$1,155	$37
Penalties	446	1,227

NOTE 7. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of January 3, 2015 and December 28, 2013 were as follows:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Accounts receivable	$84,923	$76,057
Unbilled accounts receivable	37,569	31,567
Long-term receivables	3,644	3,672
Total receivables	$126,136	$111,296
Less allowance for doubtful accounts	—	—
Total receivables, net	$126,136	$111,296
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of January 3, 2015 and December 28, 2013, no single customer accounted for 10% of Cadence’s total receivables. As of January 3, 2015, approximately 43% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of December 28, 2013, approximately 47% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2014.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of January 3, 2015 and December 28, 2013:

	Fair Value Measurements as of January 3, 2015:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$728,496	$728,496	$—	$—
Short-term investments:
Corporate debt securities	34,894	—	34,894	—
Bank certificates of deposit	21,910	—	21,910	—
United States Treasury securities	19,374	19,374	—	—
United States government agency securities	9,208	9,208	—	—
Commercial paper	3,186	—	3,186	—
Marketable equity securities	1,873	1,873	—	—
Trading securities held NQDC trust	27,034	27,034	—	—
2015 Notes Hedges	523,930	—	523,930	—
Total Assets	$1,369,905	$785,985	$583,920	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
2015 Notes Embedded Conversion Derivative	$523,930	$—	$523,930	$—
Foreign currency exchange contracts	3,163	—	3,163	—
Total Liabilities	$527,093	$—	$527,093	$—

	Fair Value Measurements as of December 28, 2013:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$345,872	$345,872	$—	$—
Bank certificates of deposit	2,300	—	2,300	—
Short-term investments:
Corporate debt securities	37,441	—	37,441	—
Bank certificates of deposit	20,308	—	20,308	—
United States Treasury securities	24,246	24,246	—	—
United States government agency securities	10,223	10,223	—	—
Commercial paper	2,493	—	2,493	—
Marketable equity securities	2,077	2,077	—	—
Trading securities held in NQDC trust	23,960	23,960	—	—
2015 Notes Hedges	306,817	—	306,817	—
Foreign currency exchange contracts	262	—	262	—
Total Assets	$775,999	$406,378	$369,621	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Acquisition-related contingent consideration	$4,091	$—	$—	$4,091
2015 Notes Embedded Conversion Derivative	306,817	—	306,817	—
Total Liabilities	$310,908	$—	$306,817	$4,091
Level 1 Measurements
Cadence’s cash equivalents held in money market funds, available-for-sale United States Treasury securities, United States government agency securities, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.
Level 2 Measurements
The 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative are measured at fair value using a combination of level 1 and level 2 inputs. These instruments are not actively traded and are valued using an option pricing model that uses observable market data for all inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors.
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

Level 3 Measurements
The liabilities included in level 3 as of December 28, 2013 represent the fair value of contingent consideration associated with certain of Cadence’s acquisitions. Cadence makes estimates regarding the fair value of contingent consideration liabilities on the acquisition date and at the end of each reporting period until the contingency is resolved. The fair value of these arrangements is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including revenue projections and discount rates consistent with the level of risk of achievement. The fair value of these contingent consideration arrangements is affected most significantly by the changes in the revenue projections, but is also impacted by the discount rate used to adjust the outcomes to their present values. If the revenue projections increase or decrease, the fair value of the contingent consideration will increase or decrease accordingly, in amounts that will vary based on the amounts and timing of the projected revenues, the timing of the expected payments and the discount rate used to calculate the present value of the expected payments. Cadence used a discount rate of 11% to value its contingent consideration liabilities as of December 28, 2013. As of January 3, 2015, Cadence determined there was no remaining liability related to its contingent consideration arrangements.
Changes in the fair value of contingent consideration liabilities subsequent to the acquisition are recorded in general and administrative expense in the consolidated income statements.
The following table summarizes the level 3 activity for fiscal 2014 and 2013:

(In thousands)
Balance as of December 29, 2012	$4,218
Payments	(835)
Adjustments	708
Balance as of December 28, 2013	$4,091
Payments	(2,329)
Adjustments	(1,762)
Balance as of January 3, 2015	$—
Cadence acquired intangible assets of $109.9 million and $173.8 million in fiscal 2014 and 2013 , respectively. The fair value of the intangible assets acquired was determined using the income approach and level 3 inputs. Key assumptions include the level and timing of expected future cash flows, market conditions, the level of customer demand for IP solutions and electronic design automation software, discount rates and the economy in general. The fair value of these intangible assets was affected most significantly by the projected income associated with the intangible assets and the anticipated timing of the projected income, but was also impacted by the discount rate used to adjust the outcomes to their present values. Cadence used discount rates ranging from 10% to 19% to value the intangible assets acquired during fiscal 2014 and discount rates ranging from 10% to 15% to value the intangible assets acquired during fiscal 2013.
As part of the fiscal 2014 acquisitions, Cadence also assumed obligations related to deferred revenue of $17.0 million, which were estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit. Cadence assumed a profit of 25% when valuing these liabilities, which were then adjusted to present value using a discount rate of approximately 3.25%. Cadence also used the cost build-up approach to estimate the fair value of deferred revenue assumed with its fiscal 2013 acquisitions using an assumed profit between 10% and 25% and a discount rate of approximately 3%. The resulting fair value using this approach approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligations assumed was affected most significantly by the estimated costs required to support the obligation, but was also affected by the assumed profit and the discount rate.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets, deferred revenue obligations and contingent consideration are reasonable, but significant judgment is involved.

NOTE 9. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of January 3, 2015 and December 28, 2013 were as follows:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Cash and cash equivalents	$932,161	$536,260
Short-term investments	90,445	96,788
Cash, cash equivalents and short-term investments	$1,022,606	$633,048
Cash and Cash Equivalents
The following table summarizes Cadence’s cash and cash equivalents at fair value as of January 3, 2015 and December 28, 2013:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Cash and interest bearing deposits	$203,665	$188,088
Money market funds	728,496	345,872
Bank certificates of deposit	—	2,300
Total cash and cash equivalents	$932,161	$536,260
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of January 3, 2015 and December 28, 2013:

	As of January 3, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,919	$6	$(31)	$34,894
Bank certificates of deposit	21,900	10	—	21,910
United States Treasury securities	19,375	12	(13)	19,374
United States government agency securities	9,209	3	(4)	9,208
Commercial paper	3,184	4	(2)	3,186
Marketable debt securities	88,587	35	(50)	88,572
Marketable equity securities	1,817	56	—	1,873
Total short-term investments	$90,404	$91	$(50)	$90,445

	As of December 28, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$37,422	$30	$(11)	$37,441
Bank certificates of deposit	20,300	9	(1)	20,308
United States Treasury securities	24,219	28	(1)	24,246
United States government agency securities	10,212	11	—	10,223
Commercial paper	2,492	1	—	2,493
Marketable debt securities	94,645	79	(13)	94,711
Marketable equity securities	1,817	260	—	2,077
Total short-term investments	$96,462	$339	$(13)	$96,788
As of January 3, 2015, no securities held by Cadence had been in an unrealized loss position for greater than nine months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of January 3, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$52,356	$52,357
Due in one to three years	36,231	36,215
Total marketable debt securities included in short-term investments	$88,587	$88,572
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income, net in the consolidated income statements.
 Non-Marketable Investments
Cadence’s non-marketable investments generally consist of voting preferred stock, convertible debt or other instruments of privately-held entities and are included in other assets on Cadence’s consolidated balance sheets. If Cadence determines that it has the ability to exercise significant influence over the issuer, which may include considering whether the investments are in-substance common stock, the investment is accounted for using the equity method.
Cadence records in the consolidated income statements as other income, net, realized gains and losses from the sale of non-marketable investments, write downs related to cost method investments due to other-than-temporary declines in value and its proportional share of issuers’ gains or losses related to equity method investments.
The equity method income or loss recorded by Cadence is based on its percentage ownership in the issuer.
Cadence’s non-marketable investments as of January 3, 2015 and December 28, 2013 were as follows:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Cost method	$1,081	$3,038
Equity method	5,058	3,639
Total non-marketable investments	$6,139	$6,677

NOTE 10. BALANCE SHEET COMPONENTS

A summary of certain balance sheet components as of January 3, 2015 and December 28, 2013 is as follows:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Inventories:
Raw materials	$42,428	$30,554
Finished goods	13,966	19,666
Inventories	$56,394	$50,220

Prepaid expenses and other:
Prepaid expenses and other current assets	$31,856	$31,751
Deferred income taxes	94,457	91,631
Prepaid expenses and other	$126,313	$123,382

Property, plant and equipment:
Computer equipment and related software	$445,536	$462,044
Buildings	126,382	126,512
Land	55,926	55,980
Leasehold, building and land improvements	91,128	93,049
Furniture and fixtures	22,424	23,026
Equipment	40,637	44,949
In-process capital assets	630	1,649
Total cost	782,663	807,209
Less: Accumulated depreciation and amortization	(552,551)	(568,494)
Property, plant and equipment, net	$230,112	$238,715

Other assets:
Deferred income taxes	$140,969	$144,553
NQDC trust assets	27,034	23,866
Other long-term assets	41,363	28,106
Other assets	$209,366	$196,525

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$151,526	$145,047
Accounts payable	12,102	24,963
Income taxes payable - current	9,118	11,062
Accrued operating liabilities	52,629	35,522
Accounts payable and accrued liabilities	$225,375	$216,594

Other long-term liabilities:
Income taxes payable - long-term	$18,539	$11,396
NQDC trust liability	27,157	23,960
Other long-term liabilities	33,793	36,080
Other long-term liabilities	$79,489	$71,436

NOTE 11. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
During 2014, Cadence’s stockholders approved the Omnibus Equity Incentive Plan, or the Omnibus Plan, which amends and restates in its entirety Cadence’s Amended and Restated 1987 Stock Incentive Plan, or the 1987 Plan, and consolidates Cadence’s Amended and Restated 2000 Equity Incentive Plan, or the 2000 Plan, into the 1987 Plan. The Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. The total number of shares available for issuance under the Omnibus Plan is approximately 15.5 million plus any shares that are forfeited under the 1987 Plan or the 2000 Plan. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a three to four-year period. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan, or the Directors Plan, provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. The maximum number of shares available for issuance under the Directors Plan is 3.6 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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
Stock-based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the Employee Stock Purchase Plan, or ESPP, during fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands)
Stock options	$11,870	$13,100	$8,752
Restricted stock	65,894	49,019	34,838
ESPP	6,028	4,166	3,971
Total stock-based compensation expense	$83,792	$66,285	$47,561

Income tax benefit	$20,544	$16,236	$12,453
Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2014, 2013 and 2012 as follows:

	2014	2013	2012
	(In thousands)
Cost of product and maintenance	$2,244	$1,596	$1,317
Cost of services	3,280	2,321	1,889
Marketing and sales	20,580	15,642	10,193
Research and development	43,173	32,999	21,516
General and administrative	14,515	13,727	12,646
Total stock-based compensation expense	$83,792	$66,285	$47,561

The fair value of stock options and purchase rights issued under Cadence’s ESPP are calculated using the Black-Scholes option pricing model. The computation of the expected volatility assumption used for new awards is based on implied volatility when the remaining maturities of the underlying traded options are at least one year. When the remaining maturities of the underlying traded options are less than one year, expected volatility is based on a weighting of historical and implied volatilities. When determining the expected term, Cadence reviews historical employee exercise behavior from options having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes for the comparable term in effect at the time of grant. The expected dividend yield used in the calculation is zero because Cadence has not historically paid and does not expect to pay dividends in the foreseeable future.
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Dividend yield	None	None	None
Expected volatility	29.2%	40.0%	46.4%
Risk-free interest rate	1.59%	0.86%	0.79%
Expected term (in years)	4.8	4.7	4.6
Weighted-average fair value of options granted	$3.89	$4.93	$4.57
A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2014 is presented below:

		Weighted- Average	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 28, 2013	17,475	$10.06
Acquired options	20	0.32
Granted	1,312	13.90
Exercised	(4,202)	10.98
Canceled and forfeited	(729)	18.09
Options outstanding as of January 3, 2015	13,876	$9.71	3.3	$126,892
Options vested as of January 3, 2015	11,425	$9.28	2.8	$109,501
Options vested as of, and expected to vest after, January 3, 2015	13,870	$9.71	3.3	$126,866
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $11.4 million as of January 3, 2015, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.
The total intrinsic value of and cash received from options exercised during fiscal 2014, 2013 and 2012 was:

	2014	2013	2012
	(In thousands)
Intrinsic value of options exercised	$24,032	$15,114	$11,493
Cash received from options exercised	46,123	27,569	19,119

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
Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2014, 2013 and 2012 was as follows:

	2014	2013	2012
	(In thousands)
Stock-based compensation expense related to performance-based grants	$5,227	$4,340	$3,230
A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2014, is presented below:

		Weighted- Average Grant Date	Weighted- Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of December 28, 2013	10,113	$13.11
Granted	5,840	16.90
Vested	(4,719)	12.34
Forfeited	(783)	13.94
Unvested shares as of January 3, 2015	10,451	$15.51	1.1	$196,801
Unvested shares expected to vest after January 3, 2015	9,846	$15.47	1.1	$185,398
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants of $118.4 million as of January 3, 2015, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.0 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2014, 2013 and 2012 was:

	2014	2013	2012
	(In thousands)
Fair value of restricted stock realized upon vesting	$75,283	$58,091	$48,249
Employee Stock Purchase Plan
Cadence provides an ESPP, as amended from time to time. Under the terms of the ESPP, Cadence is authorized to issue up to 74,000,000 shares of common stock.
Under the terms of the ESPP, for the offering period that commenced February 1, 2014, a majority of Cadence employees are eligible to purchase Cadence’s common stock in an amount not to exceed 7% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $9,411.76 worth of common stock.
Under the ESPP and through the January 31, 2014 purchase date, a majority of Cadence’s employees could purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 5% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $7,058.82 worth of common stock. The offering periods have a six-month duration and begin on each February 1 and August 1. The purchase dates fall on the last days of the six-month offering periods.

Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Dividend yield	None	None	None
Expected volatility	24.2%	25.7%	31.4%
Risk-free interest rate	0.06%	0.09%	0.12%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of options granted	$3.39	$3.21	$2.78
Shares of common stock issued under the ESPP for fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	1,689	1,382	1,548
Cash received for the purchase of shares under the ESPP	$20,017	$15,088	$13,568
Weighted-average purchase price per share	$11.85	$10.91	$8.77
Reserved for Future Issuance
As of January 3, 2015, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	24,340
2015 Warrants	46,382
Employee stock purchase plans	8,180
Directors stock option plans*	2,240
Total	81,142
_____________
* Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.

NOTE 12. STOCK REPURCHASE PROGRAMS
In February 2008, Cadence’s Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, Cadence’s Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to an additional $500.0 million in the aggregate. As of January 3, 2015, $714.3 million remained under these authorizations.
In January 2014, Cadence’s Board of Directors approved a two-year plan to repurchase shares of its common stock of up to an aggregate of $100.0 million under the 2008 authorizations. In July 2014, Cadence’s Board of Directors replaced the aggregate $100.0 million stock repurchase plan with a new two-year plan to repurchase shares of Cadence common stock of up to an aggregate of $300.0 million under the 2008 authorizations, beginning with the third quarter of fiscal 2014.
The shares repurchased under Cadence’s 2008 authorizations and the total cost of repurchased shares, including commissions, during fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands)
Shares repurchased	5,856	—	—
Total cost of repurchased shares	$100,117	$—	$—

NOTE 13. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During fiscal 2014, Cadence initiated a restructuring plan, or the 2014 Restructuring Plan, and recorded restructuring and other charges of approximately $11.6 million related to severance payments and termination benefits and impairment of certain long-lived assets and related contracts abandoned as part of the 2014 Restructuring Plan. As of January 3, 2015, total liabilities related to the 2014 Restructuring Plan were $4.3 million. Cash payments for severance and related benefits for the 2014 Restructuring Plan will be made through the first quarter of fiscal 2016.
Cadence also initiated a restructuring plan during fiscal 2013, or the 2013 Restructuring Plan, and recorded restructuring and other charges of approximately $17.7 million related to severance payments and termination benefits. As of January 3, 2015, total liabilities related to the 2013 Restructuring Plan were $1.2 million. Cash payments for severance and related benefits for the 2013 Restructuring Plan will be made through the third quarter of fiscal 2015. As of January 3, 2015, total liabilities related to various restructuring plans initiated prior to fiscal 2013 were $0.7 million and are comprised of estimated lease losses related to vacated facilities.
As of January 3, 2015, the total amount accrued for facility-related lease loss charges resulting from Cadence’s restructuring plans was $1.3 million. The maximum lease loss could be as high as $1.8 million and will be influenced by rental rates and the ability to find and maintain tenants to sublease the vacated facilities. The cash payments related to these facilities, net of sublease income, if any, will be made through 2017.
The following table presents activity for Cadence’s restructuring plans during fiscal 2014, 2013 and 2012:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, December 31, 2011	$46	$4,976	$5	$5,027
Restructuring and other charges (credits), net	(29)	147	(5)	113
Cash payments	(17)	(906)	—	(923)
Effect of foreign currency translation	—	126	—	126
Balance, December 29, 2012	$—	$4,343	$—	$4,343
Restructuring and other charges, net	17,589	101	309	17,999
Non-cash charges	—	—	(309)	(309)
Cash payments	(6,944)	(951)	—	(7,895)
Effect of foreign currency translation	27	59	—	86
Balance, December 28, 2013	$10,672	$3,552	$—	$14,224
Restructuring and other charges (credits), net	8,004	(945)	3,193	10,252
Non-cash charges	—	—	(2,450)	(2,450)
Cash payments	(13,967)	(1,056)	(262)	(15,285)
Effect of foreign currency translation	(247)	(284)	—	(531)
Balance, January 3, 2015	$4,462	$1,267	$481	$6,210
The remaining liability for Cadence’s restructuring plans is recorded in the consolidated balance sheet as follows:

As of
January 3, 2015
(In thousands)
Accounts payable and accrued liabilities	$5,775
Other long-term liabilities	435
Total liabilities	$6,210

NOTE 14. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income during the period by the weighted-average number of shares of common stock outstanding during that period, less unvested restricted stock awards. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
The calculations for basic and diluted net income per share for fiscal 2014, 2013 and 2012 are as follows:

	2014	2013	2012
	(In thousands, except per share amounts)
Net income	$158,898	$164,243	$439,948
Weighted-average common shares used to calculate basic net income per share	283,349	277,796	270,479
Convertible notes	—	8	11
2015 Warrants	15,930	10,549	4,237
Stock-based awards	7,496	6,211	5,940
Weighted-average common shares used to calculate diluted net income per share	306,775	294,564	280,667
Net income per share - basic	$0.56	$0.59	$1.63
Net income per share - diluted	$0.52	$0.56	$1.57
The following table presents shares of Cadence’s common stock outstanding for fiscal 2014, 2013 and 2012 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2014	2013	2012
	(In thousands)
2013 Warrants*	—	6,830	6,830
Options to purchase shares of common stock	2,773	5,973	11,501
Non-vested shares of restricted stock	18	846	70
Total potential common shares excluded	2,791	13,649	18,401
____________
* These warrants expired on various dates from February 2014 through April 2014.

NOTE 15. OTHER COMPREHENSIVE INCOME
Cadence’s other comprehensive income is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s consolidated statements of comprehensive income.
Accumulated other comprehensive income was comprised of the following as of January 3, 2015, and December 28, 2013:

	As of
	January 3, 2015	December 28, 2013
	(In thousands)
Foreign currency translation gain	$15,707	$27,183
Changes in defined benefit plan liabilities	(3,401)	(3,218)
Unrealized holding gains on available-for-sale securities	41	346
Total accumulated other comprehensive income	$12,347	$24,311
For fiscal 2014, 2013 and 2012, there were no significant amounts reclassified to net income from foreign currency translation gain or changes in defined benefit plan liabilities components of accumulated other comprehensive income.

Changes in unrealized holding gains or losses on available-for-sale securities includes the following for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Unrealized holding gains or losses	$(156)	$(127)	$(764)
Reclassification of unrealized holding gains or losses to other income, net	(149)	(53)	(141)
Changes in unrealized holding gains or losses	$(305)	$(180)	$(905)

NOTE 16. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Equipment, vehicles and facilities are leased under various operating leases expiring at various dates through 2025. Certain of these leases contain renewal options and escalating rent payments. Rental expense is recognized on a straight-line basis and was as follows during fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Rent expense	$26,666	$25,450	$23,646
As of January 3, 2015, future minimum lease payments under non-cancelable operating leases were as follows:

		Committed
	Operating	Sub-lease	Net Operating
	Leases	Income	Leases
For the fiscal years:	(In thousands)
2015	$25,140	$(1,256)	$23,884
2016	19,165	(750)	18,415
2017	11,468	(84)	11,384
2018	7,603	—	7,603
2019	5,183	—	5,183
Thereafter	2,503	—	2,503
Total lease payments	$71,062	$(2,090)	$68,972
Of the operating lease payments noted above, $1.3 million was accrued as part of Cadence’s restructuring plans as of January 3, 2015 and will be charged against the restructuring accrual as paid.
Purchase Obligations
Cadence had purchase obligations of $47.2 million as of January 3, 2015 that were associated with agreements or commitments for purchases of goods or services.

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2014, 2013 and 2012.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2014, 2013 and 2012.

NOTE 17. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands)
Contributions to defined contribution plans	$21,121	$20,055	$17,896
Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s NQDC. Deferred compensation payments are held in investment accounts and the values of the accounts are adjusted each quarter based on the fair value of the investments held in the NQDC. These investments are classified as trading securities in the consolidated balance sheets and gains and losses are recognized as other income, net in the consolidated income statements. Net recognized gains of trading securities during fiscal 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands)
Trading securities	$3,415	$3,293	$4,453
Certain of Cadence’s international subsidiaries sponsor defined benefit retirement plans. The unfunded projected benefit obligation for Cadence’s defined benefit retirement plans is recorded in other long-term liabilities in the consolidated balance sheets. The unfunded projected benefit obligation for these retirement plans as of January 3, 2015, December 28, 2013 and December 29, 2012 was as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
	(In thousands)
Unfunded projected benefit obligation - defined benefit retirement plans	$6,794	$7,160	$9,400

Cadence recorded total expense related to these defined benefit retirement plans during fiscal 2014, 2013 and 2012 as follows:

	2014	2013	2012
	(In thousands)
Expense related to defined benefit retirement plans	$1,799	$1,817	$1,580

NOTE 18. OTHER INCOME, NET
Cadence’s other income, net, for fiscal 2014, 2013 and 2012 was as follows:

	2014	2013	2012
	(In thousands)
Interest income	$1,827	$1,706	$1,473
Gains on sale of marketable debt and equity securities, net	722	1,364	141
Gains on sale of non-marketable investments	2,524	1,098	2,830
Gains on securities in NQDC trust	3,415	3,293	4,453
Gains on foreign exchange	1,742	285	3,263
Write-down of non-marketable investments	(1,956)	(464)	(1,103)
Other income, net	205	288	284
Total other income, net	$8,479	$7,570	$11,341

NOTE 19. SEGMENT REPORTING
Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. Cadence’s chief operating decision maker is its President and Chief Executive Officer, or CEO, who reviews Cadence’s consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for fiscal 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands)
Americas:
United States	$696,608	$648,714	$567,609
Other Americas	23,357	22,940	22,967
Total Americas	719,965	671,654	590,576
Asia	360,280	289,065	254,742
Europe, Middle East and Africa	328,724	303,593	262,375
Japan	171,963	195,804	218,731
Total	$1,580,932	$1,460,116	$1,326,424

The following table presents a summary of long-lived assets by geography as of January 3, 2015, December 28, 2013 and December 29, 2012:

	As of
	January 3, 2015	December 28, 2013	December 29, 2012
	(In thousands)
Americas:
United States	$200,760	$207,694	$214,711
Other Americas	578	294	185
Total Americas	201,338	207,988	214,896
Asia	22,145	23,508	22,484
Europe, Middle East and Africa	5,951	6,326	5,410
Japan	678	893	1,649
Total	$230,112	$238,715	$244,439

NOTE 20. SUBSEQUENT EVENTS
Subsequent to January 3, 2015, Cadence received notifications for early conversion of an additional $6.0 million principal value of the 2015 Notes, resulting in an aggregate amount of $53.9 million principal value of the 2015 Notes tendered for conversion as of February 19, 2015. Upon settlement of the early conversions during the first quarter of fiscal 2015, Cadence will be required to pay the 2015 Note holders the principal amount of the notes converted plus any additional conversion value associated with the conversion feature. Cadence will receive cash from the counterparties to the 2015 Notes Hedges for the value of the conversion feature upon settlement of the notes converted. In connection with $53.9 million of early conversions, Cadence will record an accelerated expense of unamortized discount and debt issuance costs of $0.8 million and $0.1 million, respectively, related to the proportionate principal value of the converted notes upon settlement of the conversion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated:	February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	DATE:	February 19, 2015
Lip-Bu Tan
President, Chief Executive Officer and Director

/s/ Geoffrey G. Ribar	DATE:	February 19, 2015
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Dr. John B. Shoven	February 19, 2015
Dr. John B. Shoven, Chairman of the Board of Directors

/s/	Mark W. Adams	February 19, 2015
Mark W. Adams, Director

/s/	Susan L. Bostrom	February 19, 2015
Susan L. Bostrom, Director

/s/	Dr. James D. Plummer	February 19, 2015
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 19, 2015
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	George M. Scalise	February 19, 2015
George M. Scalise, Director

/s/	Roger S. Siboni	February 19, 2015
Roger S. Siboni, Director

/s/	Young K. Sohn	February 19, 2015
Young K. Sohn, Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
1.01	Underwriting Agreement, dated October 6, 2014, by and among the Registrant and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule 1 thereto.	8-K	000-15867	1.01	10/9/2014
2.01	Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.	10-Q	001-10606	2.01	8/4/2010
2.02	Agreement and Plan of Merger, dated as of March 11, 2013, by and among the Registrant, Tundra Holdings, Inc., Tundra Subsidiary Corporation, Tensilica, Inc. and Shareholder Representative Services LLC, as Stockholder Agent.	10-Q	000-15867	2.01	4/25/2013
3.01	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	8/18/1998
3.02	Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	3/27/2000
3.03	Cadence Design Systems, Inc. Amended and Restated Bylaws, effective as of May 5, 2014.	8-K	000-15867	3.01	5/7/2014
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	4.01	8/4/2010
4.03	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.04	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
10.01*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008

10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008 under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.11*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011
10.12*	Form of Incentive Stock Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	Cadence Design Systems, Inc. Omnibus Equity Incentive Plan.	S-8	333-195771	99.01	5/7/2014
10.16*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.02	5/7/2014
10.17*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.03	5/7/2014
10.18*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.19*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.20*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.21*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.22*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-188449	99.01	5/8/2013

10.23*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.24*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.25*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.1	2/26/2008
10.26*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	2/26/2008
10.27*	Amendments Number One and Two of the Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.14	3/2/2009
10.28*	The Senior Executive Bonus Plan.	8-K	001-10606	10.01	5/16/2011
10.29*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.30	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	4/12/2005
10.31	Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	4/12/2005
10.32	Axis Systems, Inc. 1997 Stock Plan, as amended and restated.	S-8	333-124025	99.6	4/12/2005
10.33	Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	9/5/2007
10.34	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
10.35	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.36	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.37	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan.	S-8	333-194102	99.01	2/24/2014
10.38	Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.01	7/23/2014
10.39	Form of Incentive Stock Award Agreement under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.02	7/23/2014
10.40	Form of Stock Option Agreement under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.03	7/23/2014
10.41*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10.42*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.	10-K	001-10606	10.91	3/2/2009
10.43*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.44*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.45*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	3/2/2009

10.46*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.47*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.48*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.49*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.50*	Employment Agreement, effective as of October 21, 2011, between the Registrant and Geoffrey G. Ribar.	10-K	001-10606	10.77	2/24/2012
10.51*	Employment Agreement, effective as of March 28, 2013, between the Registrant and Martin Lund.	10-Q	000-15867	10.01	4/25/2013
10.52*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.53*	Offer Letter, executed March 13, 2012, between the Registrant and Anirudh Devgan.	10-K	000-15867	10.45	2/20/2014
10.54	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.01	8/4/2010
10.55	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.02	8/4/2010
10.56	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.03	8/4/2010
10.57	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.04	8/4/2010
10.58	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.05	8/4/2010
10.59	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.06	8/4/2010
10.60	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.07	8/4/2010
10.61	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.08	8/4/2010

10.62	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.09	8/4/2010
10.63	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.1	8/4/2010
10.64	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.11	8/4/2010
10.65	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.12	8/4/2010
10.66	Credit Agreement, dated as of December 12, 2012, by and among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	12/13/2012
10.67	First Amendment to Credit Agreement, dated as of September 19, 2014, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	9/22/2014
21.01	Subsidiaries of the Registrant.					X
23.01	Independent Registered Public Accounting Firm’s Consent.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.