Form 10-Q
period 2015-04-04
CADENCE DESIGN SYSTEMS INC
filed 2015-04-27
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 4, 2015, approximately 292,673,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	April 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$887,736	$932,161
Short-term investments	92,640	90,445
Receivables, net	133,924	122,492
Inventories	54,450	56,394
2015 notes hedges	429,847	523,930
Prepaid expenses and other	135,047	126,313
Total current assets	1,733,644	1,851,735
Property, plant and equipment, net of accumulated depreciation of $560,774 and $552,551, respectively	225,556	230,112
Goodwill	553,942	553,767
Acquired intangibles, net of accumulated amortization of $169,013 and $154,814, respectively	344,450	360,932
Long-term receivables	3,619	3,644
Other assets	201,354	209,366
Total assets	$3,062,565	$3,209,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$293,667	$342,499
2015 notes embedded conversion derivative	429,847	523,930
Accounts payable and accrued liabilities	178,474	225,375
Current portion of deferred revenue	324,448	301,287
Total current liabilities	1,226,436	1,393,091
Long-term liabilities:
Long-term portion of deferred revenue	48,418	54,726
Long-term debt	348,705	348,676
Other long-term liabilities	75,816	79,489
Total long-term liabilities	472,939	482,891
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of par value	1,869,104	1,851,427
Treasury stock, at cost	(219,578)	(203,792)
Accumulated deficit	(290,149)	(326,408)
Accumulated other comprehensive income	3,813	12,347
Total stockholders’ equity	1,363,190	1,333,574
Total liabilities and stockholders’ equity	$3,062,565	$3,209,556

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenue:
Product and maintenance	$383,637	$357,350
Services	27,729	21,200
Total revenue	411,366	378,550
Costs and expenses:
Cost of product and maintenance	42,059	42,197
Cost of services	18,526	14,902
Marketing and sales	100,268	98,323
Research and development	162,996	146,466
General and administrative	27,642	28,744
Amortization of acquired intangibles	6,231	5,210
Restructuring and other charges	4,359	396
Total costs and expenses	362,081	336,238
Income from operations	49,285	42,312
Interest expense	(11,754)	(7,268)
Other income, net	4,781	3,382
Income before provision for income taxes	42,312	38,426
Provision for income taxes	6,053	5,356
Net income	$36,259	$33,070
Net income per share – basic	$0.13	$0.12
Net income per share – diluted	$0.12	$0.11
Weighted average common shares outstanding – basic	284,523	281,615
Weighted average common shares outstanding – diluted	311,847	301,034

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$36,259	$33,070
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(8,890)	4,452
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	65	(181)
Changes in defined benefit plan liabilities	291	408
Total other comprehensive income (loss), net of tax effects	(8,534)	4,679
Comprehensive income	$27,725	$37,749

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Cash and cash equivalents at beginning of period	$932,161	$536,260
Cash flows from operating activities:
Net income	36,259	33,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,433	26,017
Amortization of debt discount and fees	5,945	4,882
Stock-based compensation	21,861	18,864
Gain on investments, net	(1,270)	(3,651)
Deferred income taxes	1,864	2,245
Other non-cash items	929	2,344
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(12,450)	(108)
Inventories	1,682	(9,373)
Prepaid expenses and other	(10,004)	(9,753)
Other assets	3,627	3,157
Accounts payable and accrued liabilities	(44,754)	(29,680)
Deferred revenue	16,812	(5,508)
Other long-term liabilities	(3,246)	(4,408)
Net cash provided by operating activities	46,688	28,098
Cash flows from investing activities:
Purchases of available-for-sale securities	(33,161)	(47,005)
Proceeds from the sale of available-for-sale securities	20,551	32,586
Proceeds from the maturity of available-for-sale securities	10,350	13,905
Proceeds from the sale of long-term investments	1,364	—
Purchases of property, plant and equipment	(7,520)	(6,252)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(27,422)
Net cash used for investing activities	(8,416)	(34,188)
Cash flows from financing activities:
Payment of convertible notes	(53,862)	—
Payment of convertible notes embedded conversion derivative liability	(77,139)	—
Proceeds from convertible notes hedges	77,139	—
Payment of acquisition-related contingent consideration	—	(1,835)
Tax effect related to employee stock transactions allocated to equity	6,482	1,827
Proceeds from issuance of common stock	24,609	23,377
Stock received for payment of employee taxes on vesting of restricted stock	(14,114)	(10,981)
Payments for repurchases of common stock	(36,797)	(12,517)
Net cash used for financing activities	(73,682)	(129)
Effect of exchange rate changes on cash and cash equivalents	(9,015)	2,720
Decrease in cash and cash equivalents	(44,425)	(3,499)
Cash and cash equivalents at end of period	$887,736	$532,761

Supplemental cash flow information:
Cash paid for interest	$125	$112
Cash paid for taxes, net	$10,868	$5,393

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Certain prior period balances have been reclassified to conform to current period presentation.
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

NOTE 2. DEBT
Cadence’s outstanding debt as of April 4, 2015 and January 3, 2015 was as follows:

	April 4, 2015			January 3, 2015
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$296,137	$(2,470)	$293,667	$349,999	$(7,500)	$342,499
2024 Notes	350,000	(1,295)	348,705	350,000	(1,324)	348,676
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$646,137	$(3,765)	$642,372	$699,999	$(8,824)	$691,175
2015 Notes
In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes. At maturity, the holders of the 2015 Notes will be entitled to receive the principal amount of the 2015 Notes plus accrued interest. The holders of the 2015 Notes may elect to convert their 2015 Notes to cash through the second trading day immediately preceding the maturity date, as specified in the table below under “Early conversion conditions” and “Conversion immediately preceding maturity.” If a holder of the 2015 Notes elects to convert its notes prior to maturity, that note holder will be entitled to receive cash equal to the principal amount of the notes converted plus any additional conversion value as described in the table below under the heading “Conversion feature.” As of April 4, 2015, a total of $53.9 million principal value of the 2015 Notes had been tendered for early conversion and settled. The remaining principal amount of the 2015 Notes, which was $296.1 million as of April 4, 2015, will be settled during the second quarter of fiscal 2015.

Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence’s exposure to the additional cash payments above the principal amount of the 2015 Notes that may be due to the holders. As a result of the 2015 Notes Hedges, Cadence’s maximum expected cash exposure upon conversion or maturity of the 2015 Notes is the remaining principal balance of the notes and accrued interest. In June 2010, Cadence also sold warrants in separate transactions, or the 2015 Warrants. As a result of the 2015 Warrants, Cadence experiences dilution to its diluted earnings per share when its average closing stock price exceeds $10.78 for any fiscal quarter. To the extent that Cadence’s stock price exceeds $10.78 at expiration of the 2015 Warrants, Cadence will issue shares to net settle the 2015 Warrants.
A summary of key terms of the 2015 Notes is as follows:

2015 Notes
(In thousands, except percentages and per share amounts)

Outstanding principal maturity value – at April 4, 2015	$296,137

Contractual interest rate	2.625%

Contractual maturity date	June 1, 2015

Initial conversion rate	132.5205 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $7.55 per share of Cadence common stock.

Conversion feature (in addition to principal amount payable in cash)
Cash to the extent Cadence’s stock price exceeds approximately $7.55 per share, calculated based on the applicable conversion rate multiplied by the volume weighted average price of Cadence common stock over a specified period.

Early conversion conditions (or the Early Conversion Conditions)
• Closing stock price greater than $9.81 for at least 20 of the last 30 trading days in a fiscal quarter (convertible only for subsequent quarter);

• Specified corporate transactions; or

• Note trading price falls below a calculated minimum.

Conversion immediately preceding maturity	From March 1, 2015 until the second trading day immediately preceding the maturity date, holders may elect to convert their 2015 Notes into cash as described above under “Conversion feature.”

Redemption at Cadence’s option prior to maturity	None.

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
As of April 4, 2015, the if-converted value of the 2015 Notes to the note holders of approximately $726.0 million exceeded the principal amount of $296.1 million. The fair value of the 2015 Notes was $726.5 million as of April 4, 2015 and $873.9 million as of January 3, 2015.

2015 Notes Embedded Conversion Derivative
The conversion feature of the 2015 Notes, or the 2015 Notes Embedded Conversion Derivative, requires bifurcation from the 2015 Notes and is accounted for as a derivative liability. The fair value of the 2015 Notes Embedded Conversion Derivative at the time of issuance of the 2015 Notes was $76.6 million and was recorded as original issuance debt discount for purposes of accounting for the debt component of the 2015 Notes. This discount is amortized as interest expense using the effective interest method over the term of the 2015 Notes. The 2015 Notes Embedded Conversion Derivative is carried on the condensed consolidated balance sheet at its estimated fair value. The fair value was $429.8 million as of April 4, 2015 and $523.9 million as of January 3, 2015. During the three months ended April 4, 2015, Cadence paid $77.1 million of conversion value to note holders that elected to convert their 2015 Notes prior to maturity as described above under “Conversion feature.”
2015 Notes Hedges
The 2015 Notes Hedges expire on June 1, 2015, and must be settled in cash. The aggregate cost of the 2015 Notes Hedges was $76.6 million. The 2015 Notes Hedges are accounted for as a derivative asset and are carried on the condensed consolidated balance sheet at their estimated fair value. The fair value of the 2015 Notes Hedges was $429.8 million as of April 4, 2015 and $523.9 million as of January 3, 2015. The 2015 Notes Embedded Conversion Derivative liability and the 2015 Notes Hedges asset are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. The 2015 Notes Embedded Conversion Derivative and the 2015 Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments offset during the three months ended April 4, 2015 and March 29, 2014 and did not have a net impact on the condensed consolidated income statements for the respective periods. During the three months ended April 4, 2015, Cadence received proceeds of $77.1 million from the 2015 Notes Hedges that fully offset the conversion value associated with the 2015 Notes Embedded Conversion Derivative that was paid by Cadence to note holders that elected to convert their notes prior to maturity.
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
2015 Notes Interest Expense
The effective interest rate and components of interest expense of the 2015 Notes for the three months ended April 4, 2015 and March 29, 2014 were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%
Contractual interest expense	$1,809	$2,289
Amortization of debt discount	$5,030	$4,232
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
The indentures governing the 2024 Notes include customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default.
Revolving Credit Facility
Cadence maintains a senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. The credit facility, as amended, expires on September 19, 2019 and has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding borrowings may be paid at any time prior to maturity.
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
As of April 4, 2015 and January 3, 2015, Cadence had no outstanding balance under the revolving credit facility and was in compliance with all financial covenants.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of April 4, 2015 and January 3, 2015 were as follows:

	As of
	April 4, 2015	January 3, 2015
	(In thousands)
Cash and cash equivalents	$887,736	$932,161
Short-term investments	92,640	90,445
Cash, cash equivalents and short-term investments	$980,376	$1,022,606

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of April 4, 2015 and January 3, 2015:

	As of
	April 4, 2015	January 3, 2015
	(In thousands)
Cash and interest bearing deposits	$209,310	$203,665
Money market funds	678,426	728,496
Total cash and cash equivalents	$887,736	$932,161
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of April 4, 2015 and January 3, 2015:

	As of April 4, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$33,513	$17	$(9)	$33,521
Bank certificates of deposit	18,300	7	—	18,307
United States Treasury securities	26,563	66	—	26,629
United States government agency securities	8,159	2	(1)	8,160
Commercial paper	4,181	18	—	4,199
Marketable debt securities	90,716	110	(10)	90,816
Marketable equity securities	1,817	7	—	1,824
Total short-term investments	$92,533	$117	$(10)	$92,640

	As of January 3, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,919	$6	$(31)	$34,894
Bank certificates of deposit	21,900	10	—	21,910
United States Treasury securities	19,375	12	(13)	19,374
United States government agency securities	9,209	3	(4)	9,208
Commercial paper	3,184	4	(2)	3,186
Marketable debt securities	88,587	35	(50)	88,572
Marketable equity securities	1,817	56	—	1,873
Total short-term investments	$90,404	$91	$(50)	$90,445
As of April 4, 2015, no securities held by Cadence had been in an unrealized loss position for more than 11 months.

The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of April 4, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$61,860	$61,899
Due in one to three years	28,856	28,917
Total marketable debt securities included in short-term investments	$90,716	$90,816
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income, net in the condensed consolidated income statements.

NOTE 4. FAIR VALUE
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended April 4, 2015.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 4, 2015 and January 3, 2015:

	Fair Value Measurements as of April 4, 2015:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$678,426	$678,426	$—	$—
Short-term investments:
Corporate debt securities	33,521	—	33,521	—
Bank certificates of deposit	18,307	—	18,307	—
United States Treasury securities	26,629	26,629	—	—
United States government agency securities	8,160	8,160	—	—
Commercial paper	4,199	—	4,199	—
Marketable equity securities	1,824	1,824	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	23,365	23,365	—	—
2015 Notes Hedges	429,847	—	429,847	—
Foreign currency exchange contracts	3,081	—	3,081	—
Total Assets	$1,227,359	$738,404	$488,955	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
2015 Notes Embedded Conversion Derivative	429,847	—	429,847	—
Total Liabilities	$429,847	$—	$429,847	$—

	Fair Value Measurements as of January 3, 2015:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$728,496	$728,496	$—	$—
Short-term investments:
Corporate debt securities	34,894	—	34,894	—
Bank certificates of deposit	21,910	—	21,910	—
United States Treasury securities	19,374	19,374	—	—
United States government agency securities	9,208	9,208	—	—
Commercial paper	3,186	—	3,186	—
Marketable equity securities	1,873	1,873	—	—
Trading securities held in NQDC trust	27,034	27,034	—	—
2015 Notes Hedges	523,930	—	523,930	—
Total Assets	$1,369,905	$785,985	$583,920	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
2015 Notes Embedded Conversion Derivative	523,930	—	523,930	—
Foreign currency exchange contracts	3,163	—	3,163	—
Total Liabilities	$527,093	$—	$527,093	$—

NOTE 5. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of April 4, 2015 and January 3, 2015 were as follows:

	As of
	April 4, 2015	January 3, 2015
	(In thousands)
Accounts receivable	$84,358	$79,410
Unbilled accounts receivable	49,566	43,082
Long-term receivables	3,619	3,644
Total receivables	$137,543	$126,136
Less allowance for doubtful accounts	—	—
Total receivables, net	$137,543	$126,136
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of April 4, 2015 and January 3, 2015, no one customer accounted for 10% or more of Cadence’s total receivables. As of April 4, 2015 and January 3, 2015, Cadence’s receivables attributable to the ten customers with the largest balances were approximately 42% and 47% of Cadence's total receivables, respectively.

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended April 4, 2015 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 3, 2015	$553,767
Effect of foreign currency translation	175
Balance as of April 4, 2015	$553,942
Acquired Intangibles, Net
Acquired intangibles as of April 4, 2015 were as follows, excluding intangibles that were fully amortized as of January 3, 2015:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$328,119	$(94,617)	$233,502
Agreements and relationships	173,625	(69,979)	103,646
Tradenames, trademarks and patents	10,119	(4,417)	5,702
Total acquired intangibles with definite lives	511,863	(169,013)	342,850
In-process technology	1,600	—	1,600
Total acquired intangibles	$513,463	$(169,013)	$344,450
In-process technology as of April 4, 2015 consisted of acquired projects that, if completed, will contribute to Cadence’s ability to offer additional software solutions to its customers. As of April 4, 2015, these projects were expected to be complete in six to nine months. During the three months ended April 4, 2015, there were no transfers from in-process technology to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended April 4, 2015 and March 29, 2014 was as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Cost of product and maintenance	$10,173	$7,576
Amortization of acquired intangibles	6,231	5,210
Total amortization of acquired intangibles	$16,404	$12,786

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2015 – remaining period	$47,804
2016	57,292
2017	52,584
2018	48,925
2019	42,939
Thereafter	93,306
Total estimated amortization expense	$342,850

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended April 4, 2015 and March 29, 2014 as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Cost of product and maintenance	$569	$482
Cost of services	832	703
Marketing and sales	5,447	4,596
Research and development	11,377	9,667
General and administrative	3,636	3,416
Total stock-based compensation expense	$21,861	$18,864
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option and restricted stock grants of $129.8 million as of April 4, 2015, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.0 years.

NOTE 8. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the three months ended April 4, 2015, Cadence initiated a restructuring plan, or the 2015 Restructuring Plan, and recorded restructuring and other charges of approximately $4.6 million related to severance payments and termination benefits. As of April 4, 2015, total liabilities related to the 2015 Restructuring Plan were $4.1 million. Cadence expects to make cash payments for severance and related benefits for the 2015 Restructuring Plan through the second quarter of fiscal 2016.

The following table presents activity relating to Cadence’s restructuring plans during the three months ended April 4, 2015:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, January 3, 2015	$4,462	$1,267	$481	$6,210
Restructuring and other charges (credits):
2015 Restructuring Plan	4,612	—	—	4,612
Prior restructuring plans	(337)	84	—	(253)
Cash payments	(3,742)	(207)	—	(3,949)
Effect of foreign currency translation	(13)	(72)	—	(85)
Balance, April 4, 2015	$4,982	$1,072	$481	$6,535

The remaining accrual for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
April 4, 2015
(In thousands)
Accounts payable and accrued liabilities	$6,008
Other long-term liabilities	527
Total liabilities	$6,535

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
The calculations for basic and diluted net income per share for the three months ended April 4, 2015 and March 29, 2014 are as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands, except per share amounts)
Net income	$36,259	$33,070
Weighted average common shares used to calculate basic net income per share	284,523	281,615
2015 Warrants	18,910	12,576
Stock-based awards	8,414	6,843
Weighted average common shares used to calculate diluted net income per share	311,847	301,034
Net income per share - basic	$0.13	$0.12
Net income per share - diluted	$0.12	$0.11

The following table presents shares of Cadence’s common stock outstanding for the three months ended April 4, 2015 and March 29, 2014 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
2013 Warrants*	—	1,518
Options to purchase shares of common stock	1,113	4,634
Non-vested shares of restricted stock	13	11
Total potential common shares excluded	1,126	6,163
____________
* These warrants expired on various dates from February 2014 through April 2014.

NOTE 10. STOCK REPURCHASE PROGRAMS
In February 2008, Cadence's Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, Cadence's Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to an additional $500.0 million in the aggregate. As of April 4, 2015, $677.5 million remained under these authorizations.
In July 2014, Cadence's Board of Directors approved a two-year plan to repurchase shares of Cadence common stock of up to an aggregate of $300.0 million under the 2008 authorizations. In April 2015, Cadence's Board of Directors replaced the aggregate $300.0 million stock repurchase plan with a new two-year plan to repurchase shares of Cadence common stock of up to an aggregate of $450.0 million under the 2008 authorizations, beginning in the second quarter of fiscal 2015.
The shares repurchased under Cadence’s 2008 authorizations and the total cost of repurchased shares, including commissions, during the three months ended April 4, 2015 and March 29, 2014 were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Shares repurchased	2,001	827
Total cost of repurchased shares	$36,797	$12,517

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

Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended April 4, 2015 or March 29, 2014.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended April 4, 2015 or March 29, 2014.

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
Accumulated other comprehensive income was comprised of the following as of April 4, 2015, and January 3, 2015:

	As of
	April 4, 2015	January 3, 2015
	(In thousands)
Foreign currency translation gain	$6,817	$15,707
Changes in defined benefit plan liabilities	(3,110)	(3,401)
Unrealized holding gains on available-for-sale securities	106	41
Total accumulated other comprehensive income	$3,813	$12,347
For the three months ended April 4, 2015 and March 29, 2014 there were no significant amounts reclassified from accumulated other comprehensive income to net income.

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

The following table presents a summary of revenue by geography for the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In thousands)
Americas:
United States	$187,207	$163,121
Other Americas	5,414	5,784
Total Americas	192,621	168,905
Asia	98,782	87,223
Europe, Middle East and Africa	78,570	77,532
Japan	41,393	44,890
Total	$411,366	$378,550
The following table presents a summary of long-lived assets by geography as of April 4, 2015 and January 3, 2015:

	As of
	April 4, 2015	January 3, 2015
	(In thousands)
Americas:
United States	$195,358	$200,760
Other Americas	470	578
Total Americas	195,828	201,338
Asia	21,284	22,145
Europe, Middle East and Africa	7,859	5,951
Japan	585	678
Total	$225,556	$230,112

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
The products and technologies included in these categories are combined with ready-to-use packages of technologies assembled from our broad portfolio of IP and other associated components that provide comprehensive solutions for low power, mixed signal and designs at smaller geometries referred to as advanced process nodes, as well as popular designs based on design IP owned and licensed by other companies. These solutions are marketed to users who specialize in areas such as system design and verification, functional verification, logic design, digital implementation, custom IC design and verification, printed circuit board, or PCB, IC package and system-in-package design and analysis.

For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board, or FASB, issued a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under United States generally accepted accounting principles. The original effective date would require us to apply the new standard in the first quarter of fiscal 2017; however, in April 2015, the FASB agreed to propose a one-year deferral of the effective date. If the proposed deferral is approved, the new standard will become effective for us in the first quarter of fiscal 2018 and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued a new standard requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new standard will become effective for us in the first quarter of fiscal 2016 and requires retrospective application. Adoption of this standard will not have a material impact on our financial position.
We periodically review new accounting standards. Although some of the accounting standards that have been issued may be applicable to us, we have not identified any other new accounting standards that would have a significant impact on our consolidated financial statements.

Results of Operations
Financial results for the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, reflect increases in:

•	our product and maintenance revenue, primarily because of increased business levels;

•
employee-related costs, primarily consisting of costs related to hiring additional employees, increased compensation for existing employees and incremental costs related to employees added from our fiscal 2014 acquisitions;

•	stock-based compensation;

•	restructuring charges due to restructuring activities initiated during the three months ended April 4, 2015; and

•	amortization of acquired intangibles resulting from our fiscal 2014 acquisitions.
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
For an additional description of the impact of emulation hardware sales on the timing of revenue recognition, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates – Revenue Recognition” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
Revenue by Period
The following table shows our revenue for the three months ended April 4, 2015 and March 29, 2014 and the change in revenue between periods:

	Three Months Ended		Change
	April 4, 2015	March 29, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$383.7	$357.4	$26.3	7%
Services	27.7	21.2	6.5	31%
Total revenue	$411.4	$378.6	$32.8	9%
Product and maintenance revenue increased during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, primarily because of increased business levels and incremental revenue recognized from our fiscal 2014 acquisitions. Services revenue also increased during the three months ended April 4, 2015 due to increased demand for our customized IP offerings. Services revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services and customized IP offerings.
No one customer accounted for 10% or more of total revenue during the three months ended April 4, 2015 or March 29, 2014.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015	April 4, 2015
Functional Verification, including Emulation Hardware	23%	21%	23%	21%	23%
Digital IC Design and Signoff	30%	30%	29%	28%	28%
Custom IC Design	27%	28%	27%	28%	27%
System Interconnect and Analysis	10%	11%	10%	11%	11%
IP	10%	10%	11%	12%	11%
Total	100%	100%	100%	100%	100%
As described in Note 2 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.

Revenue by Geography

	Three Months Ended		Change
	April 4, 2015	March 29, 2014	Amount	Percentage
	(In millions, except percentages)
United States	$187.2	$163.1	$24.1	15%
Other Americas	5.4	5.8	(0.4)	(7)%
Asia	98.8	87.2	11.6	13%
Europe, Middle East and Africa	78.6	77.5	1.1	1%
Japan	41.4	45.0	(3.6)	(8)%
Total revenue	$411.4	$378.6	$32.8	9%
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
Revenue for Asia increased during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, primarily due to increases in revenue from our software business. For the primary factors contributing to our increase in revenue in other geographies, excluding Japan, see the general description under “Revenue by Period,” above.
Revenue for Japan decreased during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, primarily due to continued depreciation of the Japanese yen as well as difficult business conditions facing our Japanese customers.
For the primary factors contributing to our increase in revenue in other geographies, see the general description under “Revenue by Period,” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 4, 2015	March 29, 2014
United States	46%	43%
Other Americas	1%	2%
Asia	24%	23%
Europe, Middle East and Africa	19%	20%
Japan	10%	12%
Total	100%	100%
Cost of Revenue

	Three Months Ended		Change
	April 4, 2015	March 29, 2014	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$42.1	$42.2	$(0.1)	—%
Cost of services	18.5	14.9	3.6	24%

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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	April 4, 2015	March 29, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$31.9	$34.6	$(2.7)	(8)%
Amortization of acquired intangibles	10.2	7.6	2.6	34%
Total cost of product and maintenance	$42.1	$42.2	$(0.1)	—%
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
The changes in product and maintenance-related costs for the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, were due to the following:

Change
(In millions)
Emulation hardware costs	$(4.5)
Other items	1.8
$(2.7)
Emulation hardware costs decreased during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, due to a lower volume of emulation hardware products sold. Gross margins on our emulation hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, primarily due to the increase in amortization of intangible assets associated with our fiscal 2014 acquisitions. We expect amortization of acquired intangibles to increase for the remainder of fiscal 2015, as compared to the same period in fiscal 2014, primarily due to amortization of intangible assets recorded in connection with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 6 in the notes to condensed consolidated financial statements.
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
Cost of services increased $3.6 million during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, primarily due to an overall increase in the resources required to meet the demand for our service offerings.
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

Our employee salary and other compensation-related costs included in marketing and sales and research and development increased during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, primarily due to our investment in research and development and sales activities, and incremental costs related to employees added from our fiscal 2014 acquisitions.
Stock-based compensation included in operating expenses increased by approximately $3.0 million during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, primarily because of higher grant-date fair values of stock awards.
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. During the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, we experienced a favorable impact on expenses as a result of the strengthening value of the United States dollar against other currencies, including the European Union euro and the Japanese yen. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Our operating expenses for the three months ended April 4, 2015 and March 29, 2014 were as follows:

	Three Months Ended		Change
	April 4, 2015	March 29, 2014	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$100.3	$98.3	$2.0	2%
Research and development	163.0	146.5	16.5	11%
General and administrative	27.6	28.7	(1.1)	(4)%
Total operating expenses	$290.9	$273.5	$17.4	6%
Our operating expenses, as a percentage of total revenue, for the three months ended April 4, 2015 and March 29, 2014 were as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Marketing and sales	24%	26%
Research and development	40%	39%
General and administrative	7%	8%
Total operating expenses	71%	73%
 Marketing and Sales
The changes in marketing and sales expense for the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, were due to the following:

Change
(In millions)
Salary, benefits and other employee-related costs	$1.1
Other items	0.9
$2.0

Research and Development
 The changes in research and development expense for the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, were due to the following:

Change
(In millions)
Materials and other pre-production costs	$5.2
Facilities and other infrastructure costs	4.2
Salary, benefits and other employee-related costs	2.2
Stock-based compensation	1.7
Professional services	1.4
Software license and maintenance costs	1.4
Other items	0.4
$16.5
General and Administrative
The changes in general and administrative expense for the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, were due to the following:

Change
(In millions)
Professional services	$(1.4)
Other items	0.3
$(1.1)

Amortization of Acquired Intangibles

	Three Months Ended		Change
	April 4, 2015	March 29, 2014	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$6.2	$5.2	$1.0	19%
The increase in amortization of acquired intangibles during the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, resulted from increased amortization of intangible assets related to our fiscal 2014 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized.
We expect amortization of acquired intangibles to increase during the remainder of fiscal 2015, as compared to the same period in fiscal 2014, due to the amortization of intangible assets recorded in connection with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 6 in the notes to condensed consolidated financial statements.

Restructuring and other charges
We have initiated various restructuring plans to better align our resources with our business strategy, including a restructuring plan we initiated during the three months ended April 4, 2015, or the 2015 Restructuring Plan. For an additional description of the 2015 Restructuring Plan, see Note 8 in the notes to condensed consolidated financial statements.
We recorded restructuring and other charges during the three months ended April 4, 2015 of $4.6 million related to the 2015 Restructuring Plan, which consisted of severance and related benefits.
Interest Expense

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In millions)
Contractual interest expense:
2015 Notes	$1.8	$2.3
2024 Notes	3.8	—
Revolving credit facility	0.1	—
Amortization of debt discount:
2015 Notes	5.0	4.2
Amortization of deferred financing costs:
2015 Notes	0.7	0.6
2024 Notes	0.1	—
Other	0.3	0.2
Total interest expense	$11.8	$7.3
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
	(In millions, except percentages)
Provision for income taxes	$6.1	$5.4
Effective tax rate	14.3%	13.9%
Our provision for income taxes for the three months ended April 4, 2015 primarily resulted from federal, state and foreign income taxes on our anticipated fiscal 2015 income. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. In addition, our provision for income taxes for the three months ended April 4, 2015 does not include the potential tax benefit of the United States federal research tax credit, which expired in December 2014. We estimate our annual effective tax rate for fiscal 2015 to be approximately 13%. Our estimate excludes tax effects of certain stock compensation, potential acquisitions, and other items that we cannot anticipate with certainty, including the previously expired United States federal research tax credit.
Our provision for income taxes for the three months ended March 29, 2014 primarily resulted from federal, state and foreign income taxes on our then anticipated fiscal 2014 income. In addition, our provision for income taxes for the three months ended March 29, 2014 did not include the potential tax benefit of the United States federal research tax credit, which had expired in December 2013.

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
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Liquidity and Capital Resources

	As of
	April 4, 2015	January 3, 2015	Change
	(In millions)
Cash, cash equivalents and short-term investments	$980.4	$1,022.6	$(42.2)
Net working capital	$507.2	$458.6	$48.6
Cash, Cash Equivalents and Short-term Investments
As of April 4, 2015, our principal sources of liquidity consisted of $980.4 million of cash, cash equivalents and short-term investments, as compared to $1,022.6 million as of January 3, 2015.
Our primary sources of cash, cash equivalents and short-term investments during the three months ended April 4, 2015 were customer payments for products, maintenance and services, proceeds from convertible notes hedges, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the three months ended April 4, 2015 were payments relating to salaries, benefits, other employee-related costs and operating expenses, payments of convertible notes embedded conversion derivative liabilities, payments of convertible notes, repurchases of our common stock, tax payments, purchases of property, plant and equipment and payments related to our recent restructuring plans.
Approximately 52% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of April 4, 2015. After the repayment of the 2015 Notes during the second quarter of fiscal 2015, the proportion of our cash and cash equivalents held by our foreign subsidiaries will increase. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of April 4, 2015. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
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

Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of April 4, 2015, as compared to January 3, 2015, is primarily due to decreases in current liabilities related to the 2015 Notes and accounts payable and other accrued liabilities, offset by a decrease in cash and cash equivalents.
Cash Flows from Operating Activities

	Three Months Ended
	April 4, 2015	March 29, 2014	Change
	(In millions)
Cash provided by operating activities	$46.7	$28.1	$18.6
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The increase in cash flows from operating activities for the three months ended April 4, 2015, as compared to the three months ended March 29, 2014, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities

	Three Months Ended
	April 4, 2015	March 29, 2014	Change
	(In millions)
Cash used for investing activities	$(8.4)	$(34.2)	$25.8
The decrease in cash flows used for investing activities during the three months ended April 4, 2015, as compared to to the three months ended March 29, 2014, was primarily due to the decrease in cash paid for business combinations, partially offset by an increase in cash paid for purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Three Months Ended
	April 4, 2015	March 29, 2014	Change
	(In millions)
Cash used for financing activities	$(73.7)	$(0.1)	$(73.6)
During the three months ended April 4, 2015, we used approximately $53.9 million of cash and cash equivalents to settle the principal value of the 2015 Notes tendered for early conversion. In addition, we used approximately $36.8 million of cash and cash equivalents to repurchase shares of our common stock.
We will settle the remaining principal value of the 2015 Notes during the second quarter of fiscal 2015. For an additional description of the 2015 notes, see Note 2 in the notes to condensed consolidated financial statements. We expect to continue to repurchase our common stock during fiscal 2015. For an additional description of our share repurchase programs and repurchase authorizations, see Note 10 in the notes to condensed consolidated financial statements.

Other Factors Affecting Liquidity and Capital Resources
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually commencing on April 15, 2015. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. The proceeds from the 2024 Notes are available for general corporate purposes, which may include the retirement of debt, working capital, capital expenditures, acquisitions and strategic transactions.
Revolving Credit Facility
We maintain a senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. The credit facility, as amended, expires on September 19, 2019 and has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding borrowings may be paid at any time prior to maturity.
Convertible Notes
As of April 4, 2015, we had convertible notes outstanding with a net liability value of $293.7 million that mature on June 1, 2015. The total cash payable upon the early conversion of these notes, as determined by the indenture of each security, will be their principal amount plus any additional conversion value that would be due upon conversion.
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
Additionally, holders may elect to convert their 2015 Notes into cash at any time through the second trading day immediately preceding the maturity date. If the holders of our 2015 Notes elect to convert their notes into cash prior to maturity, we are required to pay the note holders cash equal to the principal amount of the notes converted plus any additional conversion value associated with the conversion feature. We will receive cash from the counterparties to the 2015 Notes Hedges for the value of the conversion feature upon settlement of the notes tendered. As of April 4, 2015, a total of $53.9 million principal value of the 2015 Notes had been tendered for early conversion and settled.
We expect that our current cash balance, cash generated from our operating activities and access to our revolving credit facility will be sufficient to service the maturity or conversion of our 2015 Notes. For an additional description of the 2015 Notes, the conversion terms thereof and the hedge and warrants transactions, see Note 2 in the notes to condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
A material portion of our revenue, expenses and business activities are transacted in the United States dollar. In certain foreign countries where we price our products and services in U.S. dollars, the decrease in value of the local currency relative to the U.S. dollar results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in certain markets.
In certain countries where we invoice customers in the local currency, Japan in particular, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in foreign exchange rates are not generally moderated by corresponding fluctuations in revenues from existing contracts, except for our operations in Japan because we receive some cash payments and make most expense payments in Japanese yen.
We enter into foreign currency forward exchange contracts to protect against currency exchange risks associated with existing assets and liabilities. A foreign currency forward exchange contract acts as a hedge by increasing in value when underlying assets decrease in value or underlying liabilities increase in value due to changes in foreign exchange rates. Conversely, a foreign currency forward exchange contract decreases in value when underlying assets increase in value or underlying liabilities decrease in value due to changes in foreign exchange rates. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses are recognized in other income, net, in advance of the actual foreign currency cash flows with the fair value of these forward contracts being recorded as accrued liabilities or other current assets.
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
The following table provides information about our foreign currency forward exchange contracts as of April 4, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2015.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$51.4	0.94
Japanese yen	24.6	120.45
Chinese renminbi	22.5	6.25
Israeli shekel	18.0	4.01
Taiwan dollar	11.7	31.39
Canadian dollar	9.5	1.28
Indian rupee	5.7	62.86
Other	15.1	N/A
Total	$158.5
Estimated fair value	$3.1
We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

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
Our short-term investments as of April 4, 2015 include $90.8 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of April 4, 2015, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of April 4, 2015.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of April 4, 2015, we had no outstanding balance under our revolving credit facility. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Convertible Notes
Our 2015 Notes include conversion and settlement provisions that are based on the price of our common stock during a period of 35 consecutive trading days. In addition, the hedges and warrants associated with these convertible notes also include settlement provisions that are based on the price of our common stock. The amount of cash we may be required to pay at the time converted notes are settled is determined by the price of our common stock. The amount of cash that we may receive from hedge counterparties in connection with the related hedges and the number of shares that we may be required to provide warrant counterparties in connection with the related warrants are also determined by the price of our common stock.
Upon the expiration of our 2015 Warrants, which will occur on various dates from September 2015 through December 2015, we will issue shares of common stock to the purchasers of the warrants to the extent our stock price exceeds the warrant strike price of $10.78 at that time. The following table shows the number of shares that we would issue to 2015 Warrant counterparties at expiration of the warrants, assuming various closing prices of our stock on the dates of warrant expiration:

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
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make investments in companies with technologies that are potentially strategically important to us. See Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, for an additional description of these investments. Our non-marketable investments had a carrying value of $5.5 million as of April 4, 2015, and $6.1 million as of January 3, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 4, 2015.
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
Based on their evaluation as of April 4, 2015, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% and 57% during the three months ended April 4, 2015 and March 29, 2014, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 11 in the notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
We have significant operations outside the United States. As of April 4, 2015, approximately 52% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. After the repayment of our 2015 Notes, the proportion of our cash and cash equivalents and short-term investments held by our foreign subsidiaries will increase. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
The investment of our cash in money market funds and marketable debt securities is subject to risks that may cause losses and affect the liquidity of these investments.
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
Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Tax laws in the various jurisdictions where we have operations may be subject to significant change in the future based on the current economic and political environment. The United States and many other countries are actively considering or enacting fundamental changes to the tax laws applicable to multinational corporations, which could impact our future effective tax rates.

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
United States generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. During fiscal 2014, the FASB issued a new accounting standard related to revenue recognition, which could change the way we account for certain of our sales transactions. The future adoption of this standard and changes in other principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC is considering the future use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.
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
At the time of issuance of our 2015 Notes we entered into separate warrant transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. These warrants expire on various dates from September 2015 through December 2015. These warrants will be settled in net shares. Upon expiration of the warrants, we will issue shares of our common stock to the purchasers of the warrants that represent the value by which the price of our common stock exceeds the strike price stipulated within the particular warrant agreement. If our stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. For an additional description of how changes in our stock price affect dilution resulting from the 2015 Warrants, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
We have a substantial level of debt. As of April 4, 2015, we had total outstanding indebtedness with a principal balance of approximately $646.1 million. We also had the ability to borrow $250.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million available under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indentures that govern the 4.375% Senior Notes due 2024, or the 2024 Notes, and the 2.625% Cash Convertible Senior Notes Due 2015, or the 2015 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
The 2015 Notes Hedges are intended to reduce our exposure to cash payments above the principal balance of the 2015 Notes in the event of cash conversions. If the participants in the hedge transactions are unwilling or unable to perform their obligations under those transactions for any reason, we would not be able to receive the benefits of such transactions. We cannot provide any assurances as to the financial stability or viability of any of the participants in the hedge transactions. Our 2015 Notes were convertible as of April 4, 2015 and mature in June 2015. If the hedge participants fail to meet their obligations for any reason, it could have a material adverse effect on our liquidity and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. As of April 4, 2015, $677.5 million remained under these authorizations.
In July 2014, our Board of Directors approved a two-year plan to repurchase shares of our common stock of up to an aggregate of $300.0 million under the 2008 authorizations. In April 2015, our Board of Directors replaced the aggregate $300.0 million stock repurchase plan with a new two-year plan to repurchase shares of our common stock of up to an aggregate of $450.0 million under the 2008 authorizations, beginning in the second quarter of fiscal 2015. We repurchased 2,001,454 shares under our repurchase programs during the three months ended April 4, 2015.
The following table presents repurchases made under our 2008 authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended April 4, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 4, 2015 – February 7, 2015	376,894	$18.27	316,285	$708.5
February 8, 2015 – March 7, 2015	2,282,951	$18.28	1,685,169	$677.5
March 8, 2015 – April 4, 2015	16,477	$18.50	—	$677.5
Total	2,676,322	$18.28	2,001,454
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	Employment Agreement, effective as of March 16, 2015, between the Registrant and Anirudh Devgan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 27, 2015	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	April 27, 2015	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	Employment Agreement, effective as of March 16, 2015, between the Registrant and Anirudh Devgan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X