Form 10-K/A
period 2015-01-03
CADENCE DESIGN SYSTEMS INC
filed 2015-07-13
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K/A
(Amendment No. 1)
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

CADENCE DESIGN SYSTEMS, INC.
Amendment No. 1 to the Annual Report on Form 10-K
For the year ended January 3, 2015
EXPLANATORY NOTE

Cadence Design Systems, Inc. (“Cadence” or the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended January 3, 2015, as filed on February 20, 2015 (the “Original Form 10-K”), solely to refile Exhibit 23.01 to the Original Form 10-K. The Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23.01 to the Original Form 10-K, had an administrative error in the reference to the date of the audit report included in the Original Form 10-K. The Registrant is now re-filing Exhibit 23.01 to correct the reference to the date of the audit report included in the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K. This Amendment is an exhibit-only filing.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm †

Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013 †

Consolidated Income Statements for the three fiscal years ended January 3, 2015 †

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 3, 2015 †

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January, 3 2015 †

Consolidated Statements of Cash Flows for the three fiscal years ended January 3, 2015 †

Notes to Consolidated Financial Statements †

† Previously filed by Cadence with the Original Form 10-K.

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits

The exhibits listed in the accompanying Exhibit Index (following the Signatures section of this Amendment) have been previously filed, are filed herewith or are incorporated by reference as part of this Amendment.
The exhibits filed herewith or incorporated by reference as part of this Amendment contain agreements to which Cadence is a party. These agreements are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Cadence or the other parties to the agreements. Certain of the agreements contain representations and warranties by each of the parties to the applicable agreement, and any such representations and warranties have been made solely for the benefit of the other parties to the applicable agreement as of specified dates, may apply materiality standards that are different than those applied by investors, and may be subject to important qualifications and limitations that are not necessarily reflected in the agreement. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and should not be relied upon as statements of factual information.

Cadence and the Cadence logo are registered trademarks of Cadence Design Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated:	July 10, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
1.01	Underwriting Agreement, dated October 6, 2014, by and among the Registrant and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule 1 thereto.	8-K	000-15867	1.01	10/9/2014
2.01	Agreement and Plan of Merger, dated as of May 12, 2010, among the Registrant, Denali Software, Inc., Eagle Subsidiary Corporation and Mark Gogolewski, as Shareholder Agent.	10-Q	001-10606	2.01	8/4/2010
2.02	Agreement and Plan of Merger, dated as of March 11, 2013, by and among the Registrant, Tundra Holdings, Inc., Tundra Subsidiary Corporation, Tensilica, Inc. and Shareholder Representative Services LLC, as Stockholder Agent.	10-Q	000-15867	2.01	4/25/2013
3.01	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	8/18/1998
3.02	Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	3/27/2000
3.03	Cadence Design Systems, Inc. Amended and Restated Bylaws, effective as of May 5, 2014.	8-K	000-15867	3.01	5/7/2014
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Indenture, dated as of June 15, 2010, between the Registrant and Deutsche Bank Trust Company Americas, as Trustee, including form of 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	4.01	8/4/2010
4.03	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.04	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
10.01*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008

10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008 under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.11*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011
10.12*	Form of Incentive Stock Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	Cadence Design Systems, Inc. Omnibus Equity Incentive Plan.	S-8	333-195771	99.01	5/7/2014
10.16*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.02	5/7/2014
10.17*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.03	5/7/2014
10.18*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.19*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.20*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.21*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.22*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-188449	99.01	5/8/2013

10.23*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.24*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.25*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.1	2/26/2008
10.26*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	2/26/2008
10.27*	Amendments Number One and Two of the Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.14	3/2/2009
10.28*	The Senior Executive Bonus Plan.	8-K	001-10606	10.01	5/16/2011
10.29*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.30	Amended and Restated Verisity Ltd. 2000 U.S. Share Incentive Plan.	S-8	333-124025	99.1	4/12/2005
10.31	Verisity Ltd. 2000 Israeli Share Option Plan, as amended.	S-8	333-124025	99.5	4/12/2005
10.32	Axis Systems, Inc. 1997 Stock Plan, as amended and restated.	S-8	333-124025	99.6	4/12/2005
10.33	Clear Shape Technologies, Inc. 2004 Equity Incentive Award Plan, as amended.	S-8	333-145891	99.1	9/5/2007
10.34	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
10.35	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.36	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.37	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan.	S-8	333-194102	99.01	2/24/2014
10.38	Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.01	7/23/2014
10.39	Form of Incentive Stock Award Agreement under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.02	7/23/2014
10.40	Form of Stock Option Agreement under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.03	7/23/2014
10.41*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10.42*	Employment Agreement, effective as of July 29, 2008, between the Registrant and Charlie Huang.	10-K	001-10606	10.91	3/2/2009
10.43*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.44*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.45*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	3/2/2009

10.46*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.47*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.48*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.49*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.50*	Employment Agreement, effective as of October 21, 2011, between the Registrant and Geoffrey G. Ribar.	10-K	001-10606	10.77	2/24/2012
10.51*	Employment Agreement, effective as of March 28, 2013, between the Registrant and Martin Lund.	10-Q	000-15867	10.01	4/25/2013
10.52*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.53*	Offer Letter, executed March 13, 2012, between the Registrant and Anirudh Devgan.	10-K	000-15867	10.45	2/20/2014
10.54	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.01	8/4/2010
10.55	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.02	8/4/2010
10.56	Convertible Note Hedge Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.03	8/4/2010
10.57	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.04	8/4/2010
10.58	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. International plc, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.05	8/4/2010
10.59	Additional Convertible Note Hedge Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch, for the Registrant’s 2.625% Cash Convertible Senior Notes due 2015.	10-Q	001-10606	10.06	8/4/2010
10.60	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.07	8/4/2010
10.61	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.08	8/4/2010

10.62	Warrant Transaction Confirmation, dated June 9, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.09	8/4/2010
10.63	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and JPMorgan Chase Bank, National Association.	10-Q	001-10606	10.1	8/4/2010
10.64	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Morgan Stanley & Co. Inc.	10-Q	001-10606	10.11	8/4/2010
10.65	Additional Warrant Transaction Confirmation, dated June 18, 2010, between the Registrant and Deutsche Bank AG, London Branch.	10-Q	001-10606	10.12	8/4/2010
10.66	Credit Agreement, dated as of December 12, 2012, by and among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	12/13/2012
10.67	First Amendment to Credit Agreement, dated as of September 19, 2014, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	9/22/2014
21.01	Subsidiaries of the Registrant.	10-K	000-15867	21.01	2/20/2015
23.01	Independent Registered Public Accounting Firm’s Consent.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-15867	32.01	2/20/2015
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-15867	32.02	2/20/2015
101.INS	XBRL Instance Document.	10-K	000-15867	101.INS	2/20/2015
101.SCH	XBRL Taxonomy Extension Schema Document.	10-K	000-15867	101.SCH	2/20/2015
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	000-15867	101.CAL	2/20/2015
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-K	000-15867	101.DEF	2/20/2015
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-K	000-15867	101.LAB	2/20/2015
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	000-15867	101.PRE	2/20/2015

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.