Form 10-Q
period 2015-07-04
CADENCE DESIGN SYSTEMS INC
filed 2015-07-27
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 4, 2015, approximately 291,380,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	July 4, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$647,851	$932,161
Short-term investments	96,560	90,445
Receivables, net	131,325	122,492
Inventories	62,172	56,394
2015 notes hedges	—	523,930
Prepaid expenses and other	129,320	126,313
Total current assets	1,067,228	1,851,735
Property, plant and equipment, net of accumulated depreciation of $569,202 and $552,551, respectively	229,838	230,112
Goodwill	553,831	553,767
Acquired intangibles, net of accumulated amortization of $185,382 and $154,814, respectively	328,338	360,932
Long-term receivables	1,628	3,644
Other assets	199,790	209,366
Total assets	$2,380,653	$3,209,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$—	$342,499
2015 notes embedded conversion derivative	—	523,930
Accounts payable and accrued liabilities	202,794	225,375
Current portion of deferred revenue	324,569	301,287
Total current liabilities	527,363	1,393,091
Long-term liabilities:
Long-term portion of deferred revenue	36,402	54,726
Long-term debt	348,733	348,676
Other long-term liabilities	70,940	79,489
Total long-term liabilities	456,075	482,891
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of par value	1,886,421	1,851,427
Treasury stock, at cost	(256,476)	(203,792)
Accumulated deficit	(231,989)	(326,408)
Accumulated other comprehensive income (loss)	(741)	12,347
Total stockholders’ equity	1,397,215	1,333,574
Total liabilities and stockholders’ equity	$2,380,653	$3,209,556

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenue:
Product and maintenance	$384,951	$354,468	$768,588	$711,818
Services	30,932	24,320	58,661	45,520
Total revenue	415,883	378,788	827,249	757,338
Costs and expenses:
Cost of product and maintenance	31,715	37,707	73,774	79,904
Cost of services	20,040	16,706	38,566	31,608
Marketing and sales	96,662	98,611	196,930	196,934
Research and development	157,974	152,672	320,970	299,138
General and administrative	27,467	32,042	55,109	60,786
Amortization of acquired intangibles	6,119	5,579	12,350	10,789
Restructuring and other charges (credits)	(498)	(26)	3,861	370
Total costs and expenses	339,479	343,291	701,560	679,529
Income from operations	76,404	35,497	125,689	77,809
Interest expense	(8,180)	(7,369)	(19,934)	(14,637)
Other income, net	1,347	1,635	6,128	5,017
Income before provision for income taxes	69,571	29,763	111,883	68,189
Provision for income taxes	11,411	6,500	17,464	11,856
Net income	$58,160	$23,263	$94,419	$56,333
Net income per share – basic	$0.20	$0.08	$0.33	$0.20
Net income per share – diluted	$0.19	$0.08	$0.30	$0.19
Weighted average common shares outstanding – basic	285,297	283,344	284,910	282,480
Weighted average common shares outstanding – diluted	313,665	305,755	312,756	303,395

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$58,160	$23,263	$94,419	$56,333
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(4,528)	2,377	(13,418)	6,828
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(52)	775	13	595
Changes in defined benefit plan liabilities	26	(21)	317	387
Total other comprehensive income (loss), net of tax effects	(4,554)	3,131	(13,088)	7,810
Comprehensive income	$53,606	$26,394	$81,331	$64,143

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Cash and cash equivalents at beginning of period	$932,161	$536,260
Cash flows from operating activities:
Net income	94,419	56,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,963	53,609
Amortization of debt discount and fees	8,971	9,814
Stock-based compensation	43,564	37,941
Gain on investments, net	(1,590)	(5,128)
Deferred income taxes	7,097	4,778
Other non-cash items	1,142	3,694
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(8,078)	5,336
Inventories	(6,243)	(12,266)
Prepaid expenses and other	(8,036)	(13,602)
Other assets	1,117	(1,273)
Accounts payable and accrued liabilities	(20,653)	(13,550)
Deferred revenue	5,827	(23,740)
Other long-term liabilities	(8,058)	(4,983)
Net cash provided by operating activities	168,442	96,963
Cash flows from investing activities:
Purchases of available-for-sale securities	(59,516)	(77,490)
Proceeds from the sale of available-for-sale securities	37,586	54,601
Proceeds from the maturity of available-for-sale securities	15,600	23,799
Proceeds from the sale of long-term investments	2,293	—
Purchases of property, plant and equipment	(24,067)	(17,715)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(163,685)
Net cash used for investing activities	(28,104)	(180,490)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	100,000
Payment of convertible notes	(349,999)	—
Payment of convertible notes embedded conversion derivative liability	(530,643)	—
Proceeds from convertible notes hedges	530,643	—
Payment of acquisition-related contingent consideration	—	(1,835)
Excess tax benefits from stock-based compensation	10,097	2,642
Proceeds from issuance of common stock	38,167	36,482
Stock received for payment of employee taxes on vesting of restricted stock	(15,814)	(12,292)
Payments for repurchases of common stock	(93,076)	(25,032)
Net cash provided by (used for) financing activities	(410,625)	99,965
Effect of exchange rate changes on cash and cash equivalents	(14,023)	4,718
Increase (decrease) in cash and cash equivalents	(284,310)	21,156
Cash and cash equivalents at end of period	$647,851	$557,416

Supplemental cash flow information:
Cash paid for interest	$12,006	$4,831
Cash paid for taxes, net	$16,373	$10,231
Non-cash investing and financing activities:
Available-for-sale securities received from customer	$—	$1,695

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

NOTE 2. DEBT
Cadence’s outstanding debt as of July 4, 2015 and January 3, 2015 was as follows:

	July 4, 2015			January 3, 2015
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$—	$—	$—	$349,999	$(7,500)	$342,499
2024 Notes	350,000	(1,267)	348,733	350,000	(1,324)	348,676
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$350,000	$(1,267)	$348,733	$699,999	$(8,824)	$691,175
2015 Notes
In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes due June 1, 2015, or the 2015 Notes. During the six months ended July 4, 2015, Cadence settled the outstanding principal amount of $350.0 million and paid note holders accrued interest of $3.8 million. The 2015 Notes contained a conversion feature, or the 2015 Notes Embedded Conversion Derivative, that entitled the holders of the notes to receive additional cash payments if the notes were converted prior to maturity. During the six months ended July 4, 2015, Cadence paid $530.6 million to holders of the 2015 notes that converted prior to maturity. Cadence received proceeds of $530.6 million from the 2015 Notes Hedges, which fully offset the additional cash payments associated with the 2015 Notes Embedded Conversion Derivative.
2015 Notes Hedges
Cadence entered into hedge transactions, or the 2015 Notes Hedges, in connection with the issuance of the 2015 Notes. The purpose of the 2015 Notes Hedges was to limit Cadence’s exposure to the additional cash payments above the principal amount of the 2015 Notes that was due to the holders who elected to convert their notes prior to maturity. As a result of the 2015 Notes Hedges, Cadence’s maximum cash exposure upon conversion or maturity of the 2015 Notes was the remaining principal balance of the notes and accrued interest. The 2015 Notes Hedges expired on June 1, 2015, and were settled in cash.

2015 Warrants
At the time of issuance of the 2015 Notes, Cadence entered into separate warrant transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in stockholders’ equity. As a result of the 2015 Warrants, Cadence experiences dilution to its diluted earnings per share when its average closing stock price exceeds $10.78 for any fiscal quarter until the warrants expire. The 2015 Warrants expire daily over a 70-day period between September and December 2015. Cadence will be required to issue shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the specified daily volume weighted average price of Cadence’s common stock exceeds the strike price of $10.78 stipulated in the warrant agreements.
2015 Notes Interest Expense
The effective interest rate and components of interest expense of the 2015 Notes for the three and six months ended July 4, 2015 and June 28, 2014 were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands, except percentages)
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Contractual interest expense	$1,178	$2,289	$2,987	$4,578
Amortization of debt discount	$2,470	$4,275	$7,500	$8,507
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024, or the 2024 Notes. Cadence received net proceeds of $342.4 million from issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs will be amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.
Cadence may redeem the 2024 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest, plus any accrued and unpaid interest, as more particularly described in the indenture governing the 2024 Notes.
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on our ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default.
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
As of July 4, 2015 and January 3, 2015, Cadence had no outstanding balance under the revolving credit facility and was in compliance with all financial covenants.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of July 4, 2015 and January 3, 2015 were as follows:

	As of
	July 4, 2015	January 3, 2015
	(In thousands)
Cash and cash equivalents	$647,851	$932,161
Short-term investments	96,560	90,445
Cash, cash equivalents and short-term investments	$744,411	$1,022,606
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of July 4, 2015 and January 3, 2015:

	As of
	July 4, 2015	January 3, 2015
	(In thousands)
Cash and interest bearing deposits	$232,408	$203,665
Money market funds	415,443	728,496
Total cash and cash equivalents	$647,851	$932,161
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of July 4, 2015 and January 3, 2015:

	As of July 4, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$36,272	$8	$(22)	$36,258
Bank certificates of deposit	13,100	7	—	13,107
United States Treasury securities	33,972	69	(1)	34,040
United States government agency securities	7,157	2	—	7,159
Commercial paper	4,188	7	—	4,195
Marketable debt securities	94,689	93	(23)	94,759
Marketable equity securities	1,817	—	(16)	1,801
Total short-term investments	$96,506	$93	$(39)	$96,560

	As of January 3, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,919	$6	$(31)	$34,894
Bank certificates of deposit	21,900	10	—	21,910
United States Treasury securities	19,375	12	(13)	19,374
United States government agency securities	9,209	3	(4)	9,208
Commercial paper	3,184	4	(2)	3,186
Marketable debt securities	88,587	35	(50)	88,572
Marketable equity securities	1,817	56	—	1,873
Total short-term investments	$90,404	$91	$(50)	$90,445
As of July 4, 2015, no securities held by Cadence had been in an unrealized loss position for more than 6 months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of July 4, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$52,956	$52,990
Due in one to three years	41,733	41,769
Total marketable debt securities included in short-term investments	$94,689	$94,759
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended July 4, 2015.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 4, 2015 and January 3, 2015:

	Fair Value Measurements as of July 4, 2015:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$415,443	$415,443	$—	$—
Short-term investments:
Corporate debt securities	36,258	—	36,258	—
Bank certificates of deposit	13,107	—	13,107	—
United States Treasury securities	34,040	34,040	—	—
United States government agency securities	7,159	7,159	—	—
Commercial paper	4,195	—	4,195	—
Marketable equity securities	1,801	1,801	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	24,226	24,226	—	—
Total Assets	$536,229	$482,669	$53,560	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	536	—	536	—
Total Liabilities	$536	$—	$536	$—

	Fair Value Measurements as of January 3, 2015:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$728,496	$728,496	$—	$—
Short-term investments:
Corporate debt securities	34,894	—	34,894	—
Bank certificates of deposit	21,910	—	21,910	—
United States Treasury securities	19,374	19,374	—	—
United States government agency securities	9,208	9,208	—	—
Commercial paper	3,186	—	3,186	—
Marketable equity securities	1,873	1,873	—	—
Trading securities held in NQDC trust	27,034	27,034	—	—
2015 Notes Hedges	523,930	—	523,930	—
Total Assets	$1,369,905	$785,985	$583,920	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
2015 Notes Embedded Conversion Derivative	523,930	—	523,930	—
Foreign currency exchange contracts	3,163	—	3,163	—
Total Liabilities	$527,093	$—	$527,093	$—

NOTE 5. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of July 4, 2015 and January 3, 2015 were as follows:

	As of
	July 4, 2015	January 3, 2015
	(In thousands)
Accounts receivable	$85,007	$79,410
Unbilled accounts receivable	46,318	43,082
Long-term receivables	1,628	3,644
Total receivables	$132,953	$126,136
Less allowance for doubtful accounts	—	—
Total receivables, net	$132,953	$126,136
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of July 4, 2015, one customer accounted for approximately 19% of Cadence’s total receivables and no other customer accounted for 10% or more of Cadence’s receivables. As of January 3, 2015, no one customer accounted for 10% or more of Cadence’s total receivables. As of July 4, 2015 and January 3, 2015, Cadence’s receivables attributable to the ten customers with the largest balances were approximately 48% and 43% of Cadence's total receivables, respectively.

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended July 4, 2015 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 3, 2015	$553,767
Effect of foreign currency translation	64
Balance as of July 4, 2015	$553,831
Acquired Intangibles, Net
Acquired intangibles as of July 4, 2015 were as follows, excluding intangibles that were fully amortized as of January 3, 2015:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$328,447	$(104,637)	$223,810
Agreements and relationships	173,554	(75,905)	97,649
Tradenames, trademarks and patents	10,119	(4,840)	5,279
Total acquired intangibles with definite lives	512,120	(185,382)	326,738
In-process technology	1,600	—	1,600
Total acquired intangibles	$513,720	$(185,382)	$328,338
In-process technology as of July 4, 2015 consisted of acquired projects that, if completed, will contribute to Cadence’s ability to offer additional software solutions to its customers. As of July 4, 2015, these projects were expected to be complete in three to six months. During the six months ended July 4, 2015, there were no transfers from in-process technology to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended July 4, 2015 and June 28, 2014 was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Cost of product and maintenance	$10,105	$8,613	$20,278	$16,189
Amortization of acquired intangibles	6,119	5,579	12,350	10,789
Total amortization of acquired intangibles	$16,224	$14,192	$32,628	$26,978

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2015 – remaining period	$31,600
2016	57,330
2017	52,627
2018	48,944
2019	42,935
Thereafter	93,302
Total estimated amortization expense	$326,738

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended July 4, 2015 and June 28, 2014 as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Cost of product and maintenance	$558	$485	$1,127	$967
Cost of services	815	709	1,647	1,412
Marketing and sales	5,236	4,560	10,683	9,156
Research and development	11,401	9,701	22,778	19,368
General and administrative	3,693	3,622	7,329	7,038
Total stock-based compensation expense	$21,703	$19,077	$43,564	$37,941
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option and restricted stock grants of $114.9 million as of July 4, 2015, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 1.9 years.

NOTE 8. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the six months ended July 4, 2015, Cadence initiated a restructuring plan, or the 2015 Restructuring Plan, and recorded restructuring and other charges of approximately $3.9 million related to severance payments and termination benefits. As of July 4, 2015, total liabilities related to the 2015 Restructuring Plan were $1.6 million. Cadence expects to make cash payments for severance and related benefits for the 2015 Restructuring Plan through the fourth quarter of fiscal 2016.

The following table presents activity relating to Cadence’s restructuring plans during the six months ended July 4, 2015:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, January 3, 2015	$4,462	$1,267	$481	$6,210
Restructuring and other charges (credits):
2015 Restructuring Plan	3,862	—	—	3,862
Prior restructuring plans	(559)	558	—	(1)
Cash payments	(5,832)	(428)	—	(6,260)
Effect of foreign currency translation	(16)	(41)	—	(57)
Balance, July 4, 2015	$1,917	$1,356	$481	$3,754

The remaining accrual for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
July 4, 2015
(In thousands)
Accounts payable and accrued liabilities	$3,549
Other long-term liabilities	205
Total liabilities	$3,754

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
The calculations for basic and diluted net income per share for the three and six months ended July 4, 2015 and June 28, 2014 are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands, except per share amounts)
Net income	$58,160	$23,263	$94,419	$56,333
Weighted average common shares used to calculate basic net income per share	285,297	283,344	284,910	282,480
2015 Warrants	20,635	15,054	19,773	13,815
Stock-based awards	7,733	7,357	8,073	7,100
Weighted average common shares used to calculate diluted net income per share	313,665	305,755	312,756	303,395
Net income per share - basic	$0.20	$0.08	$0.33	$0.20
Net income per share - diluted	$0.19	$0.08	$0.30	$0.19

The following table presents shares of Cadence’s common stock outstanding for the three and six months ended July 4, 2015 and June 28, 2014 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Options to purchase shares of common stock	1,503	4,399	1,308	4,517
Non-vested shares of restricted stock	23	8	18	9
Total potential common shares excluded	1,526	4,407	1,326	4,526

NOTE 10. STOCK REPURCHASE PROGRAMS
In February 2008, Cadence’s Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, Cadence’s Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to an additional $500.0 million in the aggregate. In July 2015, Cadence’s Board of Directors authorized the addition of $578.8 million in the aggregate to the amounts remaining under the prior authorizations, with $1.2 billion remaining under the authorizations as of July 4, 2015.
In July 2015, Cadence’s Board of Directors replaced the two-year, aggregate $450.0 million stock repurchase plan that commenced in the second quarter of fiscal 2015 with an 18-month plan to repurchase shares of Cadence common stock of up to an aggregate of $1.2 billion under the authorizations, beginning in the third quarter of fiscal 2015. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time.
The shares repurchased and the total cost of repurchased shares, including commissions, during the three and six months ended July 4, 2015 and June 28, 2014 were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Shares repurchased	2,887	768	4,889	1,595
Total cost of repurchased shares	$56,279	$12,515	$93,076	$25,032
For an additional information regarding share repurchases, see the discussion under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended July 4, 2015 and June 28, 2014.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended July 4, 2015 and June 28, 2014.

NOTE 12. OTHER COMPREHENSIVE INCOME (LOSS)
Cadence’s other comprehensive income (loss) is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive income (loss) was comprised of the following as of July 4, 2015, and January 3, 2015:

	As of
	July 4, 2015	January 3, 2015
	(In thousands)
Foreign currency translation gain	$2,289	$15,707
Changes in defined benefit plan liabilities	(3,084)	(3,401)
Unrealized holding gains on available-for-sale securities	54	41
Total accumulated other comprehensive income (loss)	$(741)	$12,347
For the three and six months ended July 4, 2015 and June 28, 2014 there were no significant amounts reclassified from accumulated other comprehensive income (loss) to net income.

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
The following table presents a summary of revenue by geography for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In thousands)
Americas:
United States	$192,176	$161,874	$379,383	$325,202
Other Americas	7,425	6,050	12,839	11,834
Total Americas	199,601	167,924	392,222	337,036
Asia	96,426	88,286	195,208	175,302
Europe, Middle East and Africa	82,014	82,074	160,584	159,606
Japan	37,842	40,504	79,235	85,394
Total	$415,883	$378,788	$827,249	$757,338

The following table presents a summary of long-lived assets by geography as of July 4, 2015 and January 3, 2015:

	As of
	July 4, 2015	January 3, 2015
	(In thousands)
Americas:
United States	$194,071	$200,760
Other Americas	448	578
Total Americas	194,519	201,338
Asia	22,846	22,145
Europe, Middle East and Africa	11,870	5,951
Japan	603	678
Total	$229,838	$230,112

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
In April 2015, the FASB issued a new accounting standard requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new standard will become effective for us in the first quarter of fiscal 2016 and requires retrospective application. Adoption of this standard will not have a material impact on our financial position.
In April 2015, the FASB also issued a new accounting standard that provides explicit guidance with respect to accounting for fees paid in a cloud computing arrangement. The new standard will become effective for us in the first quarter of fiscal 2016 and allows for prospective or retrospective application. We are currently evaluating the effect that the standard will have on our consolidated financial statements.
We periodically review new accounting standards. Although some of the accounting standards that have been issued may be applicable to us, we have not identified any other new accounting standards that would have a significant impact on our consolidated financial statements.

Results of Operations
Financial results for the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, reflect the following:

•	increased product and maintenance revenue, primarily because of increased business levels and incremental revenue recognized from our fiscal 2014 acquisitions;

•	continued investment in research and development activities;

•	favorable changes in foreign currency exchange rates on our operating expenses;

•	decreased acquisition-related costs;

•	increased stock-based compensation; and

•	increased amortization of acquired intangibles resulting from our fiscal 2014 acquisitions.

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
Revenue by Period
The following table shows our revenue for the three months ended July 4, 2015 and June 28, 2014 and the change in revenue between periods:

	Three Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$385.0	$354.5	$30.5	9%
Services	30.9	24.3	6.6	27%
Total revenue	$415.9	$378.8	$37.1	10%
The following table shows our revenue for the six months ended July 4, 2015 and June 28, 2014 and the change in revenue between periods:

	Six Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$768.6	$711.8	$56.8	8%
Services	58.6	45.5	13.1	29%
Total revenue	$827.2	$757.3	$69.9	9%
Product and maintenance revenue increased during the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, primarily because of increased business levels and incremental revenue recognized from our fiscal 2014 acquisitions. Services revenue also increased during the three and six months ended July 4, 2015 due to increased demand for our IP offerings. Services revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services and IP offerings.
No one customer accounted for 10% or more of total revenue during the three and six months ended July 4, 2015 or June 28, 2014.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	June 28, 2014	September 27, 2014	January 3, 2015	April 4, 2015	July 4, 2015
Functional Verification, including Emulation Hardware	21%	23%	21%	23%	21%
Digital IC Design and Signoff	30%	29%	28%	28%	29%
Custom IC Design	28%	27%	28%	27%	27%
System Interconnect and Analysis	11%	10%	11%	11%	11%
IP	10%	11%	12%	11%	12%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
United States	$192.2	$161.9	$30.3	19%
Other Americas	7.4	6.1	1.3	21%
Asia	96.4	88.3	8.1	9%
Europe, Middle East and Africa	82.0	82.1	(0.1)	—%
Japan	37.9	40.4	(2.5)	(6)%
Total revenue	$415.9	$378.8	$37.1	10%

	Six Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
United States	$379.4	$325.2	$54.2	17%
Other Americas	12.8	11.8	1.0	8%
Asia	195.2	175.3	19.9	11%
Europe, Middle East and Africa	160.6	159.6	1.0	1%
Japan	79.2	85.4	(6.2)	(7)%
Total revenue	$827.2	$757.3	$69.9	9%
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

Revenue for Japan decreased during the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, primarily due to continued depreciation of the Japanese yen as well as difficult business conditions facing many of our Japanese customers.
For the primary factors contributing to the increase in revenue in other geographies, see the general description under “Revenue by Period,” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
United States	46%	43%	46%	43%
Other Americas	2%	1%	1%	2%
Asia	23%	23%	24%	23%
Europe, Middle East and Africa	20%	22%	19%	21%
Japan	9%	11%	10%	11%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$31.7	$37.7	$(6.0)	(16)%
Cost of services	20.0	16.7	3.3	20%

	Six Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$73.8	$79.9	$(6.1)	(8)%
Cost of services	38.6	31.6	7.0	22%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, as well as the costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation hardware products include materials, assembly, applicable reserves and overhead. These additional hardware manufacturing costs make our cost of emulation hardware product higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$21.6	$29.1	$(7.5)	(26)%
Amortization of acquired intangibles	10.1	8.6	1.5	17%
Total cost of product and maintenance	$31.7	$37.7	$(6.0)	(16)%

	Six Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$53.5	$63.7	$(10.2)	(16)%
Amortization of acquired intangibles	20.3	16.2	4.1	25%
Total cost of product and maintenance	$73.8	$79.9	$(6.1)	(8)%
Cost of product and maintenance depends primarily upon our emulation hardware product sales and gross margins in any given period. Cost of product and maintenance is also affected by employee salary and benefits and other employee-related costs, as well as the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.
The changes in product and maintenance-related costs for the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation hardware costs	$(8.0)	$(12.5)
Materials and other pre-production costs	0.9	1.7
Other items	(0.4)	0.6
	$(7.5)	$(10.2)
Emulation hardware costs decreased during the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, due to a lower volume of emulation hardware products sold. Gross margins on our emulation hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, primarily due to the increase in amortization of intangible assets associated with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 6 in the notes to condensed consolidated financial statements.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services will fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects or on internal development projects. Cost of services increased during the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, primarily due to an overall increase in services revenue and the resources required to meet the demand for our services and IP offerings.
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, foreign exchange rates, stock-based compensation and the impact of our variable compensation programs that are driven by overall operating results. During fiscal 2014, we initiated a voluntary early retirement program. The program was offered to certain eligible employees in North America and Japan. Costs associated with this program were recorded in our operating expenses during fiscal 2014.
Stock-based compensation included in operating expenses increased by approximately $2.4 million during the three months ended July 4, 2015, as compared to the three months ended June 28, 2014, and $5.2 million during the six months ended July 4, 2015, as compared to the six months ended June 28, 2014. The increase in stock-based compensation is primarily due to higher grant-date fair values of stock awards.

Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. During the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, we experienced a favorable impact on expenses as a result of the strengthening value of the United States dollar against other currencies, including the European Union euro and the Japanese yen. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Our operating expenses for the three and six months ended July 4, 2015 and June 28, 2014 were as follows:

	Three Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$96.7	$98.6	$(1.9)	(2)%
Research and development	158.0	152.7	5.3	3%
General and administrative	27.5	32.0	(4.5)	(14)%
Total operating expenses	$282.2	$283.3	$(1.1)	—%

	Six Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$196.9	$196.9	$—	—%
Research and development	321.0	299.1	21.9	7%
General and administrative	55.1	60.8	(5.7)	(9)%
Total operating expenses	$573.0	$556.8	$16.2	3%
Our operating expenses, as a percentage of total revenue, for the three and six months ended July 4, 2015 and June 28, 2014 were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Marketing and sales	23%	26%	24%	26%
Research and development	38%	40%	39%	39%
General and administrative	7%	8%	7%	8%
Total operating expenses	68%	74%	70%	73%

 Marketing and Sales
The changes in marketing and sales expense for the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$0.9	$2.0
Stock-based compensation	0.7	1.5
Professional services	(0.8)	(1.3)
Severance and other termination costs, including voluntary early retirement program	(1.9)	(1.9)
Other items	(0.8)	(0.3)
	$(1.9)	$—
Research and Development
 The changes in research and development expense for the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Materials and other pre-production costs	$3.3	$8.5
Facilities and other infrastructure costs	4.2	8.4
Stock-based compensation	1.7	3.4
Salary, benefits and other employee-related costs	0.9	3.1
Software license and maintenance costs	1.5	2.9
Severance and other termination costs, including voluntary early retirement program	(5.9)	(5.9)
Other items	(0.4)	1.5
	$5.3	$21.9
General and Administrative
The changes in general and administrative expense for the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services	$(3.3)	$(4.7)
Severance and other termination costs, including voluntary early retirement program	(1.5)	(1.5)
Other items	0.3	0.5
	$(4.5)	$(5.7)

Amortization of Acquired Intangibles

	Three Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$6.1	$5.6	$0.5	9%

	Six Months Ended		Change
	July 4, 2015	June 28, 2014	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$12.4	$10.8	$1.6	15%
The increase in amortization of acquired intangibles during the three and six months ended July 4, 2015, as compared to the three and six months ended June 28, 2014, resulted from increased amortization of intangible assets related to our fiscal 2014 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized. For an additional description of our expected amortization of intangible assets, see Note 6 in the notes to condensed consolidated financial statements.
Restructuring and other charges
We have initiated various restructuring plans to better align our resources with our business strategy, including a restructuring plan we initiated during the six months ended July 4, 2015, or the 2015 Restructuring Plan. For an additional description of the 2015 Restructuring Plan, see Note 8 in the notes to condensed consolidated financial statements.
We recorded restructuring and other charges during the six months ended July 4, 2015 of $3.9 million related to the 2015 Restructuring Plan, which consisted of severance and related benefits.
Interest Expense

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In millions)
Contractual interest expense:
2015 Notes	$1.2	$2.3	$3.0	$4.6
2024 Notes	3.8	—	7.6	—
Revolving credit facility	0.1	0.2	0.3	0.3
Amortization of debt discount:
2015 Notes	2.5	4.3	7.5	8.5
2024 Notes	—	—	0.1	—
Amortization of deferred financing costs:
2015 Notes	0.3	0.6	1.0	1.2
2024 Notes	0.1	—	0.3	—
Other	0.2	—	0.1	—
Total interest expense	$8.2	$7.4	$19.9	$14.6
The 2015 Notes matured and were paid in full prior to July 4, 2015.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(In millions, except percentages)
Provision for income taxes	$11.4	$6.5	$17.5	$11.9
Effective tax rate	16.4%	21.8%	15.6%	17.4%
Our provision for income taxes for the three and six months ended July 4, 2015 primarily resulted from federal, state and foreign income taxes on our anticipated fiscal 2015 income. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. In addition, our provision for income taxes for the three and six months ended July 4, 2015 does not include the potential tax benefit of the United States federal research tax credit, which expired in December 2014. We estimate our annual effective tax rate for fiscal 2015 to be approximately 15%. Our estimate excludes tax effects of certain stock compensation, potential acquisitions, and other items that we cannot anticipate with certainty, including the previously expired United States federal research tax credit.
Our provision for income taxes for the three months ended June 28, 2014 primarily resulted from federal, state and foreign income taxes on our then anticipated fiscal 2014 income. In addition, our provision for income taxes for the three and six months ended June 28, 2014 did not include the potential tax benefit of the United States federal research tax credit, which had expired in December 2013.
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

Liquidity and Capital Resources

	As of
	July 4, 2015	January 3, 2015	Change
	(In millions)
Cash, cash equivalents and short-term investments	$744.4	$1,022.6	$(278.2)
Net working capital	$539.9	$458.6	$81.3
Cash, Cash Equivalents and Short-term Investments
As of July 4, 2015, our principal sources of liquidity consisted of $744.4 million of cash, cash equivalents and short-term investments, as compared to $1,022.6 million as of January 3, 2015.
Our primary sources of cash, cash equivalents and short-term investments during the six months ended July 4, 2015 were proceeds from convertible notes hedges, customer payments for products, maintenance and services, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.

Our primary uses of cash, cash equivalents and short-term investments during the six months ended July 4, 2015 were payments related to our 2015 Notes, payments related to salaries and benefits, other employee-related costs and operating expenses, repurchases of our common stock, tax payments and purchases of property, plant and equipment. The 2015 Notes matured on June 1, 2015. During the six months ended July 4, 2015, we paid net cash of $353.8 million of outstanding principal balance and accrued interest to holders of the 2015 Notes upon conversion or maturity.
Approximately 53% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of July 4, 2015. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of July 4, 2015. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations, proceeds from future domestic borrowings and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions, if any, and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of July 4, 2015, as compared to January 3, 2015, is primarily due to an increase in cash and cash equivalents generated from operations and increases in other current assets.
Cash Flows from Operating Activities

	Six Months Ended
	July 4, 2015	June 28, 2014	Change
	(In millions)
Cash provided by operating activities	$168.4	$97.0	$71.4
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The increase in cash flows from operating activities for the six months ended July 4, 2015, as compared to the six months ended June 28, 2014, was primarily due to improved profitability and the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities

	Six Months Ended
	July 4, 2015	June 28, 2014	Change
	(In millions)
Cash used for investing activities	$(28.1)	$(180.5)	$152.4

The decrease in cash flows used for investing activities during the six months ended July 4, 2015, as compared to the six months ended June 28, 2014, was primarily due to the decrease in cash paid for business combinations because we did not complete any acquisitions during the first two fiscal quarters of 2015. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Six Months Ended
	July 4, 2015	June 28, 2014	Change
	(In millions)
Cash provided by (used for) financing activities	$(410.6)	$100.0	$(510.6)
Cash flows used for financing activities during the six months ended July 4, 2015 were primarily related to payments made to settle the principal value of the 2015 Notes and to repurchase shares of our common stock. Cash flows provided by financing activities during the six months ended June 28, 2014 were primarily related to proceeds from our revolving credit facility. No loans were drawn under our credit facility during the six months ended July 4, 2015.
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
Other Factors Affecting Liquidity and Capital Resources
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. The proceeds from the 2024 Notes are available for general corporate purposes, which may include the retirement of debt, working capital, capital expenditures, acquisitions and strategic transactions.
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
The following table provides information about our foreign currency forward exchange contracts as of July 4, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2015.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$51.5	0.89
Israeli shekel	18.6	3.84
Japanese yen	16.4	123.33
Taiwan dollar	12.8	30.91
Canadian dollar	11.2	1.23
Chinese renminbi	6.1	6.22
Indian rupee	5.0	64.40
Other	13.1	N/A
Total	$134.7
Estimated fair value	$(0.5)
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
Our short-term investments as of July 4, 2015 include $94.8 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of July 4, 2015, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.9 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of July 4, 2015.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of July 4, 2015, we had no outstanding balance under our revolving credit facility. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Convertible Notes
The 2015 Warrants associated with our 2015 Notes include settlement provisions that are based on the price of our common stock. We will be required to issue shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the specified daily volume weighted average price of our common stock exceeds the strike price of $10.78 stipulated in the warrant agreements. The following table shows the number of shares that we would issue to 2015 Warrant counterparties at expiration of the warrants, assuming various closing prices of our stock on the dates of warrant expiration:

Shares
(In millions)
$15.00	13.0
$16.00	15.1
$17.00	17.0
$18.00	18.6
$19.00	20.1
$20.00	21.4
$21.00	22.6
$22.00	23.7
$23.00	24.6
$24.00	25.5
$25.00	26.4

Prior to the expiration of the 2015 Warrants, for purposes of calculating diluted earnings per share, our diluted weighted-average shares outstanding will increase when our average closing stock price for a quarter exceeds $10.78. For an additional description of our 2015 Notes, see Note 3 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make investments in companies with technologies that are potentially strategically important to us. See Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, for an additional description of these investments. Our non-marketable investments had a carrying value of $4.9 million as of July 4, 2015, and $6.1 million as of January 3, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 4, 2015.
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
Based on their evaluation as of July 4, 2015, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While we cannot predict global economic conditions, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our emulation hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that result in recurring revenue.

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

We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., Atrenta Inc., ATopTech, Inc., Zuken Ltd. and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, Inc., CEVA, Inc. and numerous other IP companies.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% and 57% during the three months ended July 4, 2015 and June 28, 2014, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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

In addition, equity markets in general, and the equities of technology companies in particular, have experienced extreme price and volume fluctuations. Furthermore, the markets generally or equities of individual companies have in the past experienced and may in the future experience price and volume fluctuations as a result of technological issues or actions of market participants. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
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
We have significant operations outside the United States. As of July 4, 2015, approximately 53% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
At the time of issuance of our 2015 Notes, we entered into separate warrant transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. These warrants will be settled in net shares. The 2015 Warrants will expire daily over a 70-day period between September and December 2015. We will be required to issue shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the specified daily volume weighted average price of our common stock exceeds the strike price of $10.78 stipulated in the warrant agreements. If our stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. The warrants will also dilute our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. For an additional description of how changes in our stock price affect dilution resulting from the 2015 Warrants, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Equity Price Risk.”
Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
We have a substantial level of debt. As of July 4, 2015, we had total outstanding indebtedness with a principal balance of approximately $350.0 million. We also had the ability to borrow $250.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million available under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
Under the terms of our 2024 Notes, we may be required to repurchase for cash such notes prior to their maturity in connection with the occurrence of certain significant corporate events. Specifically, we are required to offer to repurchase such notes upon a “change of control triggering event” (as defined in the indenture related to such notes), such as a change of control accompanied by certain downgrades in the credit ratings of such notes. The repayment obligations under such notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the 2024 Notes prior to their scheduled maturity, it could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.
The terms of the credit agreement governing our revolving credit facility and the indenture governing our 2024 Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
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
The indenture governing our 2024 Notes also contains certain restrictive covenants that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur liens and to enter into sale and leaseback transactions.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the credit agreement governing our revolving credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the 2024 Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. In July 2015, our Board of Directors authorized the addition of $578.8 million in the aggregate to the amount remaining under the prior authorizations, with $1.2 billion remaining under the authorizations as of July 4, 2015.
In July 2015, our Board of Directors replaced the two-year, aggregate $450.0 million stock repurchase plan that commenced in the second quarter of fiscal 2015 with an 18-month plan to repurchase shares of our common stock of up to an aggregate of $1.2 billion under the authorizations, beginning in the third quarter of fiscal 2015. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time.
The following table presents repurchases made under our 2008 authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended July 4, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 5, 2015 – May 9, 2015	836,717	$18.90	807,100	$662.2
May 10, 2015 – June 6, 2015	1,044,429	$19.46	1,025,800	$642.2
June 7, 2015 – July 4, 2015	1,079,856	$19.96	1,054,417	$1,200.0
Total	2,961,002	$19.49	2,887,317
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	The Registrant's Omnibus Equity Incentive Plan.	S-8	333-204278	99.01	5/18/2015

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 27, 2015	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	July 27, 2015	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	The Registrant's Omnibus Equity Incentive Plan.	S-8	333-204278	99.01	5/18/2015

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X