Form 10-Q
period 2015-10-03
CADENCE DESIGN SYSTEMS INC
filed 2015-10-27
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 3, 2015, approximately 297,496,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	October 3, 2015	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$616,091	$932,161
Short-term investments	95,104	90,445
Receivables, net	133,665	122,492
Inventories	57,690	56,394
2015 notes hedges	—	523,930
Prepaid expenses and other	139,534	126,313
Total current assets	1,042,084	1,851,735
Property, plant and equipment, net of accumulated depreciation of $577,254 and $552,551, respectively	227,689	230,112
Goodwill	552,411	553,767
Acquired intangibles, net of accumulated amortization of $200,954 and $154,814, respectively	312,405	360,932
Long-term receivables	1,568	3,644
Other assets	194,983	209,366
Total assets	$2,331,140	$3,209,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$—	$342,499
2015 notes embedded conversion derivative	—	523,930
Accounts payable and accrued liabilities	194,427	225,375
Current portion of deferred revenue	315,220	301,287
Total current liabilities	509,647	1,393,091
Long-term liabilities:
Long-term portion of deferred revenue	31,234	54,726
Long-term debt	348,760	348,676
Other long-term liabilities	56,937	79,489
Total long-term liabilities	436,931	482,891
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,853,284	1,851,427
Treasury stock, at cost	(307,408)	(203,792)
Accumulated deficit	(154,365)	(326,408)
Accumulated other comprehensive income (loss)	(6,949)	12,347
Total stockholders’ equity	1,384,562	1,333,574
Total liabilities and stockholders’ equity	$2,331,140	$3,209,556

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenue:
Product and maintenance	$396,867	$374,110	$1,165,455	$1,085,928
Services	36,896	26,386	95,557	71,906
Total revenue	433,763	400,496	1,261,012	1,157,834
Costs and expenses:
Cost of product and maintenance	41,206	36,954	114,980	116,858
Cost of services	24,005	17,125	62,571	48,733
Marketing and sales	101,950	100,387	298,880	297,321
Research and development	154,627	148,744	475,597	447,882
General and administrative	28,084	25,894	83,193	86,680
Amortization of acquired intangibles	5,687	6,316	18,037	17,105
Restructuring and other charges	303	11,027	4,164	11,397
Total costs and expenses	355,862	346,447	1,057,422	1,025,976
Income from operations	77,901	54,049	203,590	131,858
Interest expense	(4,177)	(7,523)	(24,111)	(22,160)
Other income (expense), net	1,839	(417)	7,967	4,600
Income before provision (benefit) for income taxes	75,563	46,109	187,446	114,298
Provision (benefit) for income taxes	(2,061)	8,574	15,403	20,430
Net income	$77,624	$37,535	$172,043	$93,868
Net income per share – basic	$0.27	$0.13	$0.60	$0.33
Net income per share – diluted	$0.25	$0.12	$0.55	$0.31
Weighted average common shares outstanding – basic	284,818	284,462	284,880	283,141
Weighted average common shares outstanding – diluted	313,186	309,995	312,899	305,595

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$77,624	$37,535	$172,043	$93,868
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(6,449)	(6,428)	(19,867)	400
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	1	(400)	13	195
Changes in defined benefit plan liabilities	240	51	558	438
Total other comprehensive income (loss), net of tax effects	(6,208)	(6,777)	(19,296)	1,033
Comprehensive income	$71,416	$30,758	$152,747	$94,901

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Cash and cash equivalents at beginning of period	$932,161	$536,260
Cash flows from operating activities:
Net income	172,043	93,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,006	84,296
Amortization of debt discount and fees	9,185	14,863
Stock-based compensation	67,681	60,818
Gain on investments, net	(1,434)	(3,202)
Deferred income taxes	1,713	18,963
Other non-cash items	(69)	6,221
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(10,100)	(1,858)
Inventories	(1,861)	(15,796)
Prepaid expenses and other	(12,451)	(8)
Other assets	300	(38,241)
Accounts payable and accrued liabilities	(28,154)	(15,623)
Deferred revenue	(9,207)	(27,231)
Other long-term liabilities	(20,303)	7,585
Net cash provided by operating activities	255,349	184,655
Cash flows from investing activities:
Purchases of available-for-sale securities	(81,300)	(98,392)
Proceeds from the sale of available-for-sale securities	50,806	69,912
Proceeds from the maturity of available-for-sale securities	25,550	32,402
Proceeds from the sale of long-term investments	4,510	—
Purchases of property, plant and equipment	(34,093)	(27,958)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(167,248)
Net cash used for investing activities	(34,527)	(191,284)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	100,000
Payment on revolving credit facility	—	(100,000)
Payment of convertible notes	(349,999)	(1)
Payment of convertible notes embedded conversion derivative liability	(530,643)	(1)
Proceeds from convertible notes hedges	530,643	1
Payment of debt issuance costs	—	(322)
Payment of acquisition-related contingent consideration	—	(1,835)
Excess tax benefits from stock-based compensation	16,940	5,786
Proceeds from issuance of common stock	59,448	54,717
Stock received for payment of employee taxes on vesting of restricted stock	(31,795)	(23,648)
Payments for repurchases of common stock	(213,135)	(62,575)
Net cash used for financing activities	(518,541)	(27,878)
Effect of exchange rate changes on cash and cash equivalents	(18,351)	(1,270)
Decrease in cash and cash equivalents	(316,070)	(35,777)
Cash and cash equivalents at end of period	$616,091	$500,483

Supplemental cash flow information:
Cash paid for interest	$12,134	$5,113
Cash paid for taxes, net	$23,930	$21,410
Non-cash investing and financing activities:
Available-for-sale securities received from customer	$—	$1,695

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

NOTE 2. DEBT
Cadence’s outstanding debt as of October 3, 2015 and January 3, 2015 was as follows:

	October 3, 2015			January 3, 2015
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$—	$—	$—	$349,999	$(7,500)	$342,499
2024 Notes	350,000	(1,240)	348,760	350,000	(1,324)	348,676
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$350,000	$(1,240)	$348,760	$699,999	$(8,824)	$691,175
2015 Notes
In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes due June 1, 2015, or the 2015 Notes. During the nine months ended October 3, 2015, Cadence settled the outstanding principal amount of $350.0 million and paid note holders accrued interest of $3.8 million. The 2015 Notes contained a conversion feature, or the 2015 Notes Embedded Conversion Derivative, that entitled the holders of the notes to receive additional cash payments if the notes were converted prior to maturity. During the nine months ended October 3, 2015, Cadence paid $530.6 million to holders of the 2015 notes that converted prior to maturity. Cadence received proceeds of $530.6 million from the 2015 Notes Hedges, which fully offset the additional cash payments associated with the 2015 Notes Embedded Conversion Derivative.
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

2015 Warrants
At the time of issuance of the 2015 Notes, Cadence entered into separate warrant transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in stockholders’ equity. As a result of the 2015 Warrants, Cadence experiences dilution to its diluted earnings per share when its average closing stock price exceeds $10.78 for any fiscal quarter until all of the warrants have expired. The 2015 Warrants expire daily over a 70-day period between September and December 2015. As they expire, Cadence issues shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the specified daily volume weighted average price of Cadence’s common stock exceeds the strike price of $10.78 stipulated in the warrant agreements. During the three months ended October 3, 2015, approximately 15.2 million of the 2015 warrants expired, requiring Cadence to issue, on a net settlement basis, approximately 7.3 million shares of common stock to the 2015 Warrant counterparties.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024, or the 2024 Notes. Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.
Cadence may redeem the 2024 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments of principal and interest, plus any accrued and unpaid interest, as more particularly described in the indenture governing the 2024 Notes.
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default.
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
As of October 3, 2015 and January 3, 2015, Cadence had no outstanding balance under the revolving credit facility and was in compliance with all financial covenants.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of October 3, 2015 and January 3, 2015 were as follows:

	As of
	October 3, 2015	January 3, 2015
	(In thousands)
Cash and cash equivalents	$616,091	$932,161
Short-term investments	95,104	90,445
Cash, cash equivalents and short-term investments	$711,195	$1,022,606
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of October 3, 2015 and January 3, 2015:

	As of
	October 3, 2015	January 3, 2015
	(In thousands)
Cash and interest bearing deposits	$214,788	$203,665
Money market funds	401,303	728,496
Total cash and cash equivalents	$616,091	$932,161
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of October 3, 2015 and January 3, 2015:

	As of October 3, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,504	$14	$(16)	$34,502
Bank certificates of deposit	12,500	7	—	12,507
United States Treasury securities	36,880	100	—	36,980
United States government agency securities	6,154	2	—	6,156
Commercial paper	3,194	4	—	3,198
Marketable debt securities	93,232	127	(16)	93,343
Marketable equity securities	1,817	—	(56)	1,761
Total short-term investments	$95,049	$127	$(72)	$95,104

	As of January 3, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,919	$6	$(31)	$34,894
Bank certificates of deposit	21,900	10	—	21,910
United States Treasury securities	19,375	12	(13)	19,374
United States government agency securities	9,209	3	(4)	9,208
Commercial paper	3,184	4	(2)	3,186
Marketable debt securities	88,587	35	(50)	88,572
Marketable equity securities	1,817	56	—	1,873
Total short-term investments	$90,404	$91	$(50)	$90,445
As of October 3, 2015, no securities held by Cadence had been in an unrealized loss position for more than six months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of October 3, 2015, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$47,058	$47,091
Due in one to three years	46,174	46,252
Total marketable debt securities included in short-term investments	$93,232	$93,343
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended October 3, 2015.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of October 3, 2015 and January 3, 2015:

	Fair Value Measurements as of October 3, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$401,303	$401,303	$—	$—
Short-term investments:
Corporate debt securities	34,502	—	34,502	—
Bank certificates of deposit	12,507	—	12,507	—
United States Treasury securities	36,980	36,980	—	—
United States government agency securities	6,156	6,156	—	—
Commercial paper	3,198	—	3,198	—
Marketable equity securities	1,761	1,761	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	23,605	23,605	—	—
Total Assets	$520,012	$469,805	$50,207	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	768	—	768	—
Total Liabilities	$768	$—	$768	$—

	Fair Value Measurements as of January 3, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$728,496	$728,496	$—	$—
Short-term investments:
Corporate debt securities	34,894	—	34,894	—
Bank certificates of deposit	21,910	—	21,910	—
United States Treasury securities	19,374	19,374	—	—
United States government agency securities	9,208	9,208	—	—
Commercial paper	3,186	—	3,186	—
Marketable equity securities	1,873	1,873	—	—
Trading securities held in NQDC trust	27,034	27,034	—	—
2015 Notes Hedges	523,930	—	523,930	—
Total Assets	$1,369,905	$785,985	$583,920	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
2015 Notes Embedded Conversion Derivative	523,930	—	523,930	—
Foreign currency exchange contracts	3,163	—	3,163	—
Total Liabilities	$527,093	$—	$527,093	$—

NOTE 5. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of October 3, 2015 and January 3, 2015 were as follows:

	As of
	October 3, 2015	January 3, 2015
	(In thousands)
Accounts receivable	$79,873	$79,410
Unbilled accounts receivable	53,792	43,082
Long-term receivables	1,568	3,644
Total receivables	$135,233	$126,136
Less allowance for doubtful accounts	—	—
Total receivables, net	$135,233	$126,136
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of October 3, 2015, one customer accounted for approximately 13% of Cadence’s total receivables and no other customer accounted for 10% or more of Cadence’s receivables. As of January 3, 2015, no one customer accounted for 10% or more of Cadence’s total receivables. As of October 3, 2015 and January 3, 2015, Cadence’s receivables attributable to the ten customers with the largest balances were approximately 43% of Cadence’s total receivables.

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended October 3, 2015 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 3, 2015	$553,767
Effect of foreign currency translation	(1,356)
Balance as of October 3, 2015	$552,411
Acquired Intangibles, Net
Acquired intangibles as of October 3, 2015 were as follows, excluding intangibles that were fully amortized as of January 3, 2015:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$328,253	$(114,359)	$213,894
Agreements and relationships	173,387	(81,333)	92,054
Tradenames, trademarks and patents	10,119	(5,262)	4,857
Total acquired intangibles with definite lives	511,759	(200,954)	310,805
In-process technology	1,600	—	1,600
Total acquired intangibles	$513,359	$(200,954)	$312,405
In-process technology as of October 3, 2015 consisted of acquired projects that, if completed, will contribute to Cadence’s ability to offer additional software solutions to its customers. As of October 3, 2015, these projects were expected to be complete in three to six months. During the nine months ended October 3, 2015, there were no transfers from in-process technology to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended October 3, 2015 and September 27, 2014 was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Cost of product and maintenance	$10,107	$10,071	$30,385	$26,260
Amortization of acquired intangibles	5,687	6,316	18,037	17,105
Total amortization of acquired intangibles	$15,794	$16,387	$48,422	$43,365

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2015 – remaining period	$15,783
2016	57,281
2017	52,596
2018	48,922
2019	42,927
Thereafter	93,296
Total estimated amortization expense	$310,805

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended October 3, 2015 and September 27, 2014 as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Cost of product and maintenance	$662	$633	$1,789	$1,600
Cost of services	968	926	2,615	2,338
Marketing and sales	5,764	5,930	16,447	15,086
Research and development	12,847	11,580	35,625	30,948
General and administrative	3,876	3,808	11,205	10,846
Total stock-based compensation expense	$24,117	$22,877	$67,681	$60,818
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option and restricted stock grants of $167.7 million as of October 3, 2015, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.2 years.

NOTE 8. INCOME TAXES
Cadence’s provision (benefit) for income taxes for the three and nine months ended October 3, 2015 primarily resulted from federal, state and foreign income taxes on its anticipated fiscal 2015 income, which was offset by $13.8 million of tax benefit recognized during the three months ended October 3, 2015 related to the effective settlement of a tax examination of a Cadence foreign subsidiary. As a result of the settlement, Cadence recognized a tax benefit of $1.2 million from the release of reserves for certain tax positions. The settlement also provided Cadence with additional visibility into when it could expect to utilize certain tax credits, which in turn allowed Cadence to release $12.6 million of valuation allowance on those credits.
Cadence’s provision for income taxes for the three and nine months ended September 27, 2014 is primarily attributable to federal, state and foreign income taxes on its anticipated fiscal 2014 income.
In determining the adequacy of the provision for income taxes, Cadence regularly assesses new information available at each reporting date regarding the potential settlement outcomes of income tax examinations. However, the final outcomes of tax examinations, including the total amount payable or the timing of any such payments, cannot be estimated with certainty.

In July 2015, the United States Tax Court, in Altera Corp. et al. v. Commissioner, determined that part of a 2003 Treasury Regulation requiring taxpayers to include stock-based compensation in qualified intercompany cost sharing arrangements is invalid. A final decision has yet to be issued by the Tax Court. The U.S. Department of the Treasury has not withdrawn the regulation, and the Internal Revenue Service may appeal. Cadence has reviewed this case and concluded that no adjustment to the condensed consolidated financial statements is appropriate at this time. Cadence will continue to monitor developments related to the regulation and the potential impact of those developments on the consolidated financial statements.
In July 2015, a Cadence subsidiary located outside of the United States entered into a settlement agreement with tax authorities on its examination of the 2011 to 2013 tax returns. Cadence’s gross unrecognized tax benefits exclusive of interest and penalties decreased by approximately $9.5 million due to the settlement. Cadence’s gross unrecognized tax benefits at October 3, 2015 were $88.9 million, excluding interest and penalties. If the total gross unrecognized tax benefits at October 3, 2015 were recognized in the future, approximately $46.3 million of the total amount would decrease Cadence’s effective tax rate.

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the nine months ended October 3, 2015, Cadence initiated a restructuring plan, or the 2015 Restructuring Plan, and recorded restructuring and other charges of approximately $4.1 million related to severance payments and termination benefits. As of October 3, 2015, total liabilities related to the 2015 Restructuring Plan were $0.9 million. Cadence expects to make cash payments for severance and related benefits for the 2015 Restructuring Plan through the fourth quarter of fiscal 2016.
The following table presents activity relating to Cadence’s restructuring plans during the nine months ended October 3, 2015:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, January 3, 2015	$4,462	$1,267	$481	$6,210
Restructuring and other charges (credits):
2015 Restructuring Plan	4,080	—	—	4,080
Prior restructuring plans	(561)	645	—	84
Cash payments	(6,841)	(1,394)	—	(8,235)
Effect of foreign currency translation	(20)	(52)	—	(72)
Balance, October 3, 2015	$1,120	$466	$481	$2,067

The remaining accrual for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
October 3, 2015
(In thousands)
Accounts payable and accrued liabilities	$1,920
Other long-term liabilities	147
Total liabilities	$2,067

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
The calculations for basic and diluted net income per share for the three and nine months ended October 3, 2015 and September 27, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands, except per share amounts)
Net income	$77,624	$37,535	$172,043	$93,868
Weighted average common shares used to calculate basic net income per share	284,818	284,462	284,880	283,141
2015 Warrants	20,548	17,580	20,031	15,070
Stock-based awards	7,820	7,953	7,988	7,384
Weighted average common shares used to calculate diluted net income per share	313,186	309,995	312,899	305,595
Net income per share - basic	$0.27	$0.13	$0.60	$0.33
Net income per share - diluted	$0.25	$0.12	$0.55	$0.31
As a result of the 2015 Warrants, Cadence experiences dilution to its diluted earnings per share when its average closing stock price exceeds $10.78 until the remaining 2015 Warrants expire in December 2015. During the three months ended October 3, 2015, approximately 15.2 million of the 2015 warrants expired, requiring Cadence to issue, on a net settlement basis, approximately 7.3 million shares of common stock to the 2015 Warrant counterparties. For an additional description of the 2015 Warrants, see Note 2 in the notes to condensed consolidated financial statements.
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended October 3, 2015 and September 27, 2014 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Options to purchase shares of common stock	1,472	1,403	1,362	3,479
Non-vested shares of restricted stock	169	53	68	24
Total potential common shares excluded	1,641	1,456	1,430	3,503

NOTE 11. STOCK REPURCHASE PROGRAMS
In February 2008, Cadence’s Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, Cadence’s Board of Directors authorized Cadence to repurchase shares of its common stock in the open market with a value of up to an additional $500.0 million in the aggregate. In July 2015, Cadence’s Board of Directors authorized the addition of $578.8 million in the aggregate to the amounts remaining under the prior authorizations. As of October 3, 2015, approximately $1.1 billion remained available under the authorizations.
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
The shares repurchased and the total cost of repurchased shares, including commissions, during the three and nine months ended October 3, 2015 and September 27, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Shares repurchased	5,856	2,154	10,745	3,748
Total cost of repurchased shares	$120,059	$37,543	$213,135	$62,575
For additional information regarding share repurchases, see the discussion under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended October 3, 2015 and September 27, 2014.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended October 3, 2015 and September 27, 2014.

NOTE 13. OTHER COMPREHENSIVE INCOME (LOSS)
Cadence’s other comprehensive income (loss) is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive income (loss) was comprised of the following as of October 3, 2015, and January 3, 2015:

	As of
	October 3, 2015	January 3, 2015
	(In thousands)
Foreign currency translation gain (loss)	$(4,160)	$15,707
Changes in defined benefit plan liabilities	(2,844)	(3,401)
Unrealized holding gains on available-for-sale securities	55	41
Total accumulated other comprehensive income (loss)	$(6,949)	$12,347
For the three and nine months ended October 3, 2015 and September 27, 2014 there were no significant amounts reclassified from accumulated other comprehensive income (loss) to net income.

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
The following table presents a summary of revenue by geography for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In thousands)
Americas:
United States	$199,628	$179,883	$579,011	$505,084
Other Americas	6,685	6,065	19,524	17,900
Total Americas	206,313	185,948	598,535	522,984
Asia	106,627	89,644	301,835	264,946
Europe, Middle East and Africa	80,193	81,923	240,777	241,529
Japan	40,630	42,981	119,865	128,375
Total	$433,763	$400,496	$1,261,012	$1,157,834

The following table presents a summary of long-lived assets by geography as of October 3, 2015 and January 3, 2015:

	As of
	October 3, 2015	January 3, 2015
	(In thousands)
Americas:
United States	$191,273	$200,760
Other Americas	428	578
Total Americas	191,701	201,338
Asia	23,515	22,145
Europe, Middle East and Africa	11,939	5,951
Japan	534	678
Total	$227,689	$230,112

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
In September 2015, the FASB issued a new accounting standard to simplify the accounting for measurement period adjustments that occur in periods after a business combination is consummated. The standard requires that an acquirer recognize adjustments to provisional amounts in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively adjust the financial statements for measurement period adjustments. The new standard will become effective for us in the first quarter of fiscal 2016. Adoption of this standard will not have a material impact on our consolidated financial statements.
We periodically review new accounting standards. Although some of the accounting standards that have been issued may be applicable to us, we have not identified any other new accounting standards that would have a significant impact on our consolidated financial statements.

Results of Operations
Financial results for the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, reflect the following:

•	increased product and maintenance and services revenue, primarily because of increased demand for our software, services and IP offerings;

•	continued investment in research and development activities and technical sales support;

•	a tax benefit related to the effective settlement of a tax examination of a Cadence subsidiary; and

•	favorable changes in foreign currency exchange rates on our operating expenses.

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
Revenue by Period
The following table shows our revenue for the three months ended October 3, 2015 and September 27, 2014 and the change in revenue between periods:

	Three Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$396.9	$374.1	$22.8	6%
Services	36.9	26.4	10.5	40%
Total revenue	$433.8	$400.5	$33.3	8%
The following table shows our revenue for the nine months ended October 3, 2015 and September 27, 2014 and the change in revenue between periods:

	Nine Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,165.4	$1,085.9	$79.5	7%
Services	95.6	71.9	23.7	33%
Total revenue	$1,261.0	$1,157.8	$103.2	9%

Product and maintenance revenue increased during the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, primarily because of increased business levels. Services revenue also increased during the three and nine months ended October 3, 2015 due to increased demand for our service and IP offerings. Revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services, emulation hardware and IP offerings.
No one customer accounted for 10% or more of total revenue during the three and nine months ended October 3, 2015 or September 27, 2014.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	September 27, 2014	January 3, 2015	April 4, 2015	July 4, 2015	October 3, 2015
Functional Verification, including Emulation Hardware	23%	21%	23%	21%	23%
Digital IC Design and Signoff	29%	28%	28%	29%	28%
Custom IC Design	27%	28%	27%	27%	26%
System Interconnect and Analysis	10%	11%	11%	11%	10%
IP	11%	12%	11%	12%	13%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
United States	$199.6	$179.9	$19.7	11%
Other Americas	6.7	6.1	0.6	10%
Asia	106.6	89.6	17.0	19%
Europe, Middle East and Africa	80.2	81.9	(1.7)	(2)%
Japan	40.7	43.0	(2.3)	(5)%
Total revenue	$433.8	$400.5	$33.3	8%

	Nine Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
United States	$579.0	$505.1	$73.9	15%
Other Americas	19.5	17.9	1.6	9%
Asia	301.8	264.9	36.9	14%
Europe, Middle East and Africa	240.8	241.5	(0.7)	—%
Japan	119.9	128.4	(8.5)	(7)%
Total revenue	$1,261.0	$1,157.8	$103.2	9%

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
Revenue for Japan decreased during the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, primarily due to difficult business conditions facing many of our Japanese customers and depreciation of the Japanese yen during the three and nine months ended October 3, 2015, when compared to the three and nine months ended September 27, 2014.
For the primary factors contributing to the increase in revenue in other geographies, see the general description under “Revenue by Period,” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
United States	46%	45%	46%	44%
Other Americas	2%	1%	1%	1%
Asia	25%	22%	24%	23%
Europe, Middle East and Africa	18%	21%	19%	21%
Japan	9%	11%	10%	11%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$41.2	$37.0	$4.2	11%
Cost of services	24.0	17.1	6.9	40%

	Nine Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$115.0	$116.9	$(1.9)	(2)%
Cost of services	62.6	48.7	13.9	29%
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

A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$31.1	$26.9	$4.2	16%
Amortization of acquired intangibles	10.1	10.1	—	—%
Total cost of product and maintenance	$41.2	$37.0	$4.2	11%

	Nine Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$84.6	$90.6	$(6.0)	(7)%
Amortization of acquired intangibles	30.4	26.3	4.1	16%
Total cost of product and maintenance	$115.0	$116.9	$(1.9)	(2)%
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
The changes in product and maintenance-related costs for the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation hardware costs	$4.6	$(6.3)
Other items	(0.4)	0.3
	$4.2	$(6.0)
Emulation hardware costs increased during the three months ended October 3, 2015, as compared to the three months ended September 27, 2014, due to a higher volume of emulation hardware products sold. Emulation hardware costs decreased during the nine months ended October 3, 2015, as compared to the nine months ended September 27, 2014, primarily because charges for inventory reserves were higher during fiscal 2014. Gross margins on our emulation hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle.
Amortization of acquired intangibles included in cost of product and maintenance increased during the nine months ended October 3, 2015, as compared to the nine months ended September 27, 2014, primarily due to the increase in amortization of intangible assets associated with our fiscal 2014 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 6 in the notes to condensed consolidated financial statements.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services will fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects or on internal development projects. Cost of services increased during the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, primarily due to an overall increase in services revenue and the resources required to meet the demand for our services and IP offerings.

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
Stock-based compensation included in operating expenses increased by approximately $1.2 million during the three months ended October 3, 2015, as compared to the three months ended September 27, 2014, and $6.4 million during the nine months ended October 3, 2015, as compared to the nine months ended September 27, 2014. The increase in stock-based compensation is primarily due to higher grant-date fair values of stock awards.
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. During the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, we experienced a favorable impact on expenses as a result of the strengthening value of the United States dollar against other currencies, including the European Union euro and the Japanese yen. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Our operating expenses for the three and nine months ended October 3, 2015 and September 27, 2014 were as follows:

	Three Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$102.0	$100.4	$1.6	2%
Research and development	154.6	148.7	5.9	4%
General and administrative	28.1	25.9	2.2	8%
Total operating expenses	$284.7	$275.0	$9.7	4%

	Nine Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$298.9	$297.3	$1.6	1%
Research and development	475.6	447.9	27.7	6%
General and administrative	83.2	86.7	(3.5)	(4)%
Total operating expenses	$857.7	$831.9	$25.8	3%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended October 3, 2015 and September 27, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Marketing and sales	24%	25%	24%	26%
Research and development	36%	37%	38%	39%
General and administrative	6%	6%	7%	7%
Total operating expenses	66%	68%	69%	72%

 Marketing and Sales
The changes in marketing and sales expense for the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$(0.4)	$1.6
Stock-based compensation	(0.2)	1.4
Professional services	2.3	1.0
Software license and maintenance costs	(0.7)	(1.7)
Severance and other termination costs, including voluntary early retirement program	—	(1.9)
Other items	0.6	1.2
	$1.6	$1.6
Research and Development
 The changes in research and development expense for the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Facilities and other infrastructure costs	$2.1	$10.5
Materials and other pre-production costs	0.1	8.5
Stock-based compensation	1.3	4.7
Software license and maintenance costs	1.5	4.4
Salary, benefits and other employee-related costs	0.1	3.2
Professional services	0.6	1.8
Severance and other termination costs, including voluntary early retirement program	—	(5.9)
Other items	0.2	0.5
	$5.9	$27.7
General and Administrative
The changes in general and administrative expense for the three and nine months ended October 3, 2015, as compared to the three and nine months ended September 27, 2014, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Professional services	$(0.1)	$(4.8)
Severance and other termination costs, including voluntary early retirement program	(0.5)	(2.0)
Changes in fair value of contingent consideration	1.7	1.6
Other items	1.1	1.7
	$2.2	$(3.5)

Amortization of Acquired Intangibles

	Three Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$5.7	$6.3	$(0.6)	(10)%

	Nine Months Ended		Change
	October 3, 2015	September 27, 2014	Amount	Percentage
	(In millions, except percentages)
Amortization of acquired intangibles	$18.0	$17.1	$0.9	5%
The decrease in amortization of acquired intangibles during the three months ended October 3, 2015, as compared to the three months ended September 27, 2014, is because certain intangible assets have become fully amortized. The increase in amortization of acquired intangibles during the nine months ended October 3, 2015, as compared to the nine months ended September 27, 2014, resulted from increased amortization of intangible assets related to our fiscal 2014 acquisitions, which was partially offset by certain acquired intangibles becoming fully amortized. For an additional description of our expected amortization of intangible assets, see Note 6 in the notes to condensed consolidated financial statements.
Restructuring and other charges
We have initiated various restructuring plans to better align our resources with our business strategy, including a restructuring plan we initiated during the nine months ended October 3, 2015, or the 2015 Restructuring Plan. For an additional description of the 2015 Restructuring Plan, see Note 9 in the notes to condensed consolidated financial statements.
We recorded restructuring and other charges during the nine months ended October 3, 2015 of $4.1 million related to the 2015 Restructuring Plan, which consisted of severance and related benefits.
Interest Expense

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In millions)
Contractual interest expense:
2015 Notes	$—	$2.3	$3.0	$6.9
2024 Notes	3.8	—	11.4	—
Revolving credit facility	0.1	0.2	0.4	0.5
Amortization of debt discount:
2015 Notes	—	4.4	7.5	12.9
2024 Notes	—	—	0.1	—
Amortization of deferred financing costs:
2015 Notes	—	0.6	1.0	1.8
2024 Notes	0.1	—	0.4	—
Other	0.2	—	0.3	0.1
Total interest expense	$4.2	$7.5	$24.1	$22.2
The 2015 Notes matured and were paid in full during the second quarter of fiscal 2015.

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(In millions, except percentages)
Provision (benefit) for income taxes	$(2.1)	$8.6	$15.4	$20.4
Effective tax rate	(2.7)%	18.6%	8.2%	17.9%
Our provision (benefit) for income taxes for the three and nine months ended October 3, 2015 are primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2015 income, which was partially offset by $13.8 million of tax benefit related to the effective settlement of a tax examination of a foreign subsidiary. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. In addition, our provision (benefit) for income taxes for the three and nine months ended October 3, 2015 does not include the potential tax benefit of the United States federal research tax credit, which expired in December 2014. We estimate our annual effective tax rate for fiscal 2015 to be approximately 10%. Our estimate excludes tax effects of certain stock compensation, potential acquisitions, and other items that we cannot anticipate with certainty, including the previously expired United States federal research tax credit.
Our provision for income taxes for the three and nine months ended September 27, 2014 primarily resulted from federal, state and foreign income taxes on our then anticipated fiscal 2014 income and did not include the potential tax benefit of the United States federal research tax credit, which had expired in December 2013.
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

Liquidity and Capital Resources

	As of
	October 3, 2015	January 3, 2015	Change
	(In millions)
Cash, cash equivalents and short-term investments	$711.2	$1,022.6	$(311.4)
Net working capital	$532.4	$458.6	$73.8
Cash, Cash Equivalents and Short-term Investments
As of October 3, 2015, our principal sources of liquidity consisted of $711.2 million of cash, cash equivalents and short-term investments, as compared to $1,022.6 million as of January 3, 2015.
Our primary sources of cash, cash equivalents and short-term investments during the nine months ended October 3, 2015 were proceeds from convertible notes hedges, cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.

Our primary uses of cash, cash equivalents and short-term investments during the nine months ended October 3, 2015 were payments related to our 2015 Notes, payments related to salaries and benefits, other employee-related costs and operating expenses, repurchases of our common stock, purchases of property, plant and equipment and tax payments. The 2015 Notes matured on June 1, 2015. During the nine months ended October 3, 2015, we paid net cash of $353.8 million of outstanding principal balance and accrued interest to holders of the 2015 Notes upon conversion or maturity.
Approximately 66% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of October 3, 2015. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of October 3, 2015. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
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
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of October 3, 2015, as compared to January 3, 2015, is primarily due to an increase in cash and cash equivalents generated from operations and increases in other current assets.
Cash Flows from Operating Activities

	Nine Months Ended
	October 3, 2015	September 27, 2014	Change
	(In millions)
Cash provided by operating activities	$255.3	$184.7	$70.6
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The increase in cash flows from operating activities for the nine months ended October 3, 2015, as compared to the nine months ended September 27, 2014, was primarily due to improved profitability and the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities

	Nine Months Ended
	October 3, 2015	September 27, 2014	Change
	(In millions)
Cash used for investing activities	$(34.5)	$(191.3)	$156.8

The decrease in cash flows used for investing activities during the nine months ended October 3, 2015, as compared to the nine months ended September 27, 2014, was primarily due to the decrease in cash paid for business combinations because we did not complete any acquisitions during the first three quarters of fiscal 2015. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Nine Months Ended
	October 3, 2015	September 27, 2014	Change
	(In millions)
Cash used for financing activities	$(518.5)	$(27.9)	$(490.6)
Cash flows used for financing activities increased during the nine months ended October 3, 2015, as compared to the nine months ended September 27, 2014, primarily due to payments made to settle the principal value of the 2015 Notes and an increase in payments made to repurchase shares of our common stock.
For an additional description of the 2015 Notes, see Note 2 in the notes to condensed consolidated financial statements.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of October 3, 2015, we had approximately $1.1 billion remaining under our authorized stock repurchase program.  We expect to execute this program over the next five quarters through the end of fiscal 2016. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and will be funded by U.S. cash on hand, future U.S. cash flow and additional debt. For an additional description of our share repurchase programs and repurchase authorizations, see Note 11 in the notes to condensed consolidated financial statements.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. The proceeds from the 2024 Notes are available for general corporate purposes, which may include the retirement of debt, working capital, capital expenditures, acquisitions and strategic transactions.
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
The following table provides information about our foreign currency forward exchange contracts as of October 3, 2015. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2015.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$53.1	0.88
Israeli shekel	20.7	3.88
Japanese yen	20.3	119.31
Canadian dollar	10.4	1.32
Chinese renminbi	6.8	6.42
Taiwan dollar	6.7	32.69
Other	21.0	N/A
Total	$139.0
Estimated fair value	$(0.8)
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
Our short-term investments as of October 3, 2015 include $93.3 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of October 3, 2015, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.9 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of October 3, 2015.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of October 3, 2015, we had no outstanding balance under our revolving credit facility. For an additional description of this revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
The 2015 Warrants associated with our 2015 Notes include settlement provisions that are based on the price of our common stock. As the 2015 Warrants expire daily over a 70-day period between September and December 2015, we are required to issue shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the specified daily volume weighted average price of our common stock exceeds the strike price of $10.78 stipulated in the warrant agreements. During the three months ended October 3, 2015, approximately 15.2 million of the 2015 warrants expired, requiring us to issue, on a net settlement basis, approximately 7.3 million shares of common stock to the 2015 Warrant counterparties.
The following table shows the number of shares that we would issue to 2015 Warrant counterparties at expiration of the remaining 31.2 million warrants that were outstanding as of October 3, 2015, assuming various closing prices of our stock on the dates of warrant expiration:

Shares
(In millions)
$15.00	8.8
$16.00	10.2
$17.00	11.4
$18.00	12.5
$19.00	13.5
$20.00	14.4
$21.00	15.2
$22.00	15.9
$23.00	16.5
$24.00	17.2
$25.00	17.7

We experience dilution to our diluted earnings per share when our average closing stock price exceeds $10.78 until the remaining 2015 Warrants expire in December 2015. For an additional description of our 2015 Warrants and 2015 Notes, see Note 3 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make investments in companies with technologies that are potentially strategically important to us. See Note 9 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, for an additional description of these investments. Our non-marketable investments had a carrying value of $4.0 million as of October 3, 2015, and $6.1 million as of January 3, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 3, 2015.
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
Based on their evaluation as of October 3, 2015, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Customer consolidation could affect our operating results.
There has been a trend toward customer consolidation in our industry through business combinations. To the extent this trend continues, it would make us dependent on fewer customers who may be able to exert increased pressure on our prices and other contract terms and could increase the portion of our total sales concentration to any single customer. Customer consolidation activity could also reduce the demand for our products and services if such customers streamline research and development or operations, reduce purchases or delay purchasing decisions.
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

We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., ATopTech, Inc., Zuken Ltd. and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, Inc., CEVA, Inc. and numerous other IP companies.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% and 55% during the three months ended October 3, 2015 and September 27, 2014, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Japanese yen, European Union euro, and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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
The market price of our common stock has experienced fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including, but not limited to:

•	quarterly or annual operating or financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;

•	changes in our forecasted bookings, revenue, earnings or operating cash flow estimates;

•	market conditions in the IC, electronics systems and semiconductor industries;

•	announcements of a restructuring plan;

•	changes in management;

•	a gain or loss of a significant customer or market segment share;

•	additional trading volume of our common stock as a result of the settlement of the 2015 Warrants;

•	litigation; and

•	announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
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
We have significant operations outside the United States. As of October 3, 2015, approximately 66% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows and cash available under our revolving credit facility are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek other available funding sources, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our future effective tax rates could be adversely affected by the following:

•	changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary, the United Kingdom, China and other international locations where we have operations;

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards;

•	a change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	results of tax examinations by the Internal Revenue Service, or IRS, state, and foreign tax authorities.
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
At the time of issuance of our 2015 Notes, we entered into separate warrant transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of our common stock at a strike price of $10.78 per share. The 2015 Warrants expire daily over a 70-day period between September and December 2015. Upon expiration, these warrants are settled in net shares. We are required to issue shares of common stock to the purchasers of the 2015 Warrants that represent the value by which the specified daily volume weighted average price of our common stock exceeds the strike price of $10.78 stipulated in the warrant agreements. If our stock price is above the warrants’ strike price upon expiration of the warrants, the warrants will dilute the ownership interest of our existing stockholders. Outstanding warrants also reduce our diluted earnings per share in periods when our average closing stock price exceeds the strike price of the particular warrant. Any sales in the public market of common stock issuable upon net settlement at expiration of the warrants could adversely affect then current market prices of our common stock. For an additional description of how changes in our stock price affect dilution resulting from the 2015 Warrants, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Equity Price Risk.”

Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
We have a substantial level of debt. As of October 3, 2015, we had total outstanding indebtedness with a principal balance of approximately $350.0 million. We also had the ability to borrow $250.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million available under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to an additional $500.0 million in the aggregate. In July 2015, our Board of Directors authorized the addition of $578.8 million in the aggregate to the amount remaining under the prior authorizations. As of October 3, 2015, approximately $1.1 billion remained available under the authorizations.
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
The following table presents repurchases made under our 2008 authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended October 3, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 5, 2015 – August 8, 2015	1,692,437	$20.11	1,640,900	$1,167.2
August 9, 2015 – September 5, 2015	2,706,955	$20.85	2,173,600	$1,122.4
September 6, 2015 – October 3, 2015	2,087,419	$20.82	2,041,940	$1,079.9
Total	6,486,811	$20.65	5,856,440
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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 26, 2015	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	October 26, 2015	By:	/s/ Geoffrey G. Ribar
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