Form 10-K
period 2016-01-02
CADENCE DESIGN SYSTEMS INC
filed 2016-02-18
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 4, 2015 was approximately $5,641,117,000.
On February 6, 2016, approximately 305,358,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2016

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
Fiscal Year End
Our fiscal year ends on the Saturday closest to December 31. Fiscal 2015 and fiscal 2013 were 52-week years, whereas fiscal 2014 was a 53-week year. Revenue and expenses included in the results of operations for fiscal 2014 were impacted by the additional week.
Overview
We develop system design enablement, or SDE, solutions that our customers use to design whole electronics systems, increasingly small and complex integrated circuits, or ICs, and electronic devices. Our solutions are designed to help our customers reduce the time to bring an electronics system, IC or electronic device to market and to reduce their design, development and manufacturing costs. Our SDE product offerings include electronic design automation, or EDA, software, emulation and prototyping hardware, system interconnect and analysis and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. We provide maintenance for our software, hardware, and IP product offerings. We also provide engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP. These services help our customers manage and accelerate their electronics product development processes.
Our customers include electronics systems and semiconductor companies, internet infrastructure and service companies and other technology companies that develop a wide range of electronics products and services in a number of market segments, such as mobile and consumer devices, communications, cloud and data center infrastructure, personal computers, automotive systems, medical systems, and other devices. The renewal of many of our customer contracts and our customers’ decisions to make new purchases from us are dependent upon our customers’ commencement of new design projects. As a result, our business is significantly influenced by our customers’ business outlook and investment in new designs and products.
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

The EDA and IP Industries as Drivers for Our Business
Our system design enablement strategy is to deliver the technologies necessary for integrated system and system-on-chip, or SOC, design with an end product in mind. At the heart of this strategy is our growing core EDA business, which is complemented by our expanding businesses in IP, system interconnect and analysis, system level design and hardware-software development.
Our customers commence new design projects based on end-user demand for electronics systems, ICs and devices that are smaller, use less power and provide more functionality. To meet this demand, our customers design and develop new ICs and electronic devices and systems using our products and services.
The markets our customers serve are sensitive to end product price, performance and the time it takes to bring their products to market. In order to be competitive and profitable in these markets, our customers demand high levels of productivity from their design teams, better predictability in shorter development schedules, high performance products and lower development and manufacturing costs. Semiconductor and electronics systems companies are responding to these challenges and users’ demand for increased functionality and smaller devices by combining subsystems (such as radio frequency, or RF, wireless communication, signal processing, microprocessors and memory controllers) onto a single silicon chip, creating a SoC or combining multiple chips into a single chip package in a format referred to as system-in-package, or SiP. The trend toward subsystem integration has required these chip makers to find solutions to challenges previously addressed by system companies, such as verifying system-level functionality and hardware-software interoperability, and has driven the need for incorporation of preverified commercial IP into these systems. In addition, whole systems must be designed and verified, made up of many component SoCs and software, and must be analyzed for performance in end-user operating scenarios.
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
Products and Product Strategy
Our strategy is to provide our customers with the ability to address the broad range of issues that arise in systems, software, interconnect and silicon. Our products are engineered to improve our customers’ design productivity and design quality by providing a comprehensive set of SDE solutions, including EDA software, emulation and prototyping hardware and a differentiated portfolio of design IP and VIP. Product and maintenance revenue includes fees from licenses to use our software and IP, from sales and leases of our hardware products and from royalties generated by our customers’ shipment of their products containing certain types of our IP.
We combine our products and technologies into categories related to major design activities:

•	Functional Verification, including Emulation and Prototyping Hardware;

•	Digital IC Design and Signoff;

•	Custom IC Design;

•	System Interconnect and Analysis; and

•	IP.
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
Functional Verification, including Emulation and Prototyping Hardware
Functional verification products are used by our customers to efficiently and effectively verify that the circuitry they have designed will perform as intended. Verification takes place before implementing or manufacturing the circuitry, significantly reducing the risk of discovering an error in the completed product. Our functional verification offerings are comprised of two major categories: logic verification and system design and verification.
Our logic verification software offering consists of planning, testbench automation, simulation, hardware acceleration, JasperGold® formal verification and environment capabilities within the Incisive® functional verification platform and Palladium® verification computing platform. This offering enables our customers to coordinate verification activities across multiple teams and various specialists for verification planning and closure.

Our system design and verification offerings consist of hardware-assisted verification solutions employing emulation and acceleration, including the Palladium verification computing platforms, ProtiumTM rapid prototyping platform, system-level design tools, accelerated VIP, estimation of SoC cost and performance and automation for hardware-software verification. In addition, this offering provides system power exploration, analysis and optimization. During the fourth quarter of fiscal 2015, we launched the newest addition to the Palladium family, the Palladium Z1 enterprise verification computing platform. Palladium Z1 provides high throughput, capacity, datacenter reliability and workgroup productivity to enable global design teams to develop advanced hardware-software systems.
Digital IC Design and Signoff
Digital IC design offerings are used by our customers to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (please refer to the discussion under “Functional Verification, including Emulation and Prototyping Hardware” above). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified. Our digital IC offerings include three major categories: logic design, physical implementation and signoff.
Our logic design offering is comprised of logic synthesis, test and equivalence checking capabilities and is typically used by customers to create and verify designs in conjunction with our functional verification capabilities. This offering provides chip planning, design, verification and test technologies and services to customers. During fiscal 2015, we launched the GenusTM synthesis solution, a new logic synthesis offering that provides fast throughput while also offering high quality results. We also launched in fiscal 2015 the JoulesTM RTL power solution, which delivers fast power analysis while preserving near-signoff accuracy.
Our physical implementation offering is comprised of tools used near the end of the design process, including place and route, signal integrity, optimization and double patterning preparation. During fiscal 2015, we launched the InnovusTM implementation system, a physical implementation offering that delivers fast design turnaround time while also delivering improved power, performance and area characteristics. This offering enables customers to address the technology challenges of the latest semiconductor advanced process nodes, create a physical representation of logic models and prepare a design for signoff.
Our signoff offering is comprised of tools used to signoff the design as ready for manufacture by a silicon foundry, which provides certification for this step. This offering includes TempusTM timing analysis, VoltusTM power analysis and QuantusTM QRC extraction solutions, plus solutions for physical verification and design for manufacturing.
Our design for manufacturing, or DFM, products included in our signoff offering are used by customers to address manufacturing and yield issues as early in the product development process as possible. We have enhanced the DFM capabilities of our core digital IC and custom IC product offerings and, in addition, we also offer stand-alone DFM products. Our DFM capabilities include electrical and physical lithography checking, chemical-mechanical polishing analysis and optimization, pattern matching, double patterning and optical proximity checking.
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
Our emulation and prototyping hardware products are either sold or leased to our customers.
We generally license our design IP under nonexclusive license agreements that provide usage rights for specific designs. In addition, for certain of our IP license agreements, we collect royalties as our customers ship their product that includes our IP to their customers.
For a further description of our license agreements, our emulation and prototyping hardware sale or lease agreements, revenue recognition policies and results of operations, please refer to the discussion under “Critical Accounting Estimates” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Technical Support and Maintenance
Customer service and support is critical to the adoption and successful use of our products. We provide our customers with technical support and maintenance to facilitate their use of our software, hardware and IP solutions.
Services
We offer a number of services, including services related to methodology and education and hosted design solutions. These services may be sold separately or sold and performed in conjunction with the license, sale or lease of our products. As necessary, certain of our design services engineers are assigned to internal research and development projects associated with our design IP business.
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
Third-Party Programs and Initiatives
In addition to our products, many customers use design tools that are provided by other EDA companies, as well as design IP available from multiple suppliers. We support the use of third-party design products and design IP through our Connections® program and through our participation in industry groups such as the Silicon Integration Initiative, or Si2, and Accellera System Initiative. We actively contribute to the development and deployment of industry standards.
Product and Maintenance and Services Revenue
Revenue, and revenue as a percentage of total revenue, from our product and maintenance and services offerings for the last three fiscal years were as follows:

	2015		2014		2013
	(In millions, except percentages)
Product and maintenance	$1,578.9	93%	$1,479.2	94%	$1,357.9	93%
Services	123.2	7%	101.8	6%	102.2	7%
Total revenue	$1,702.1		$1,581.0		$1,460.1
For an additional description of our product and maintenance and services revenue, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2015 results of operations and our financial position as of January 2, 2016, see Part IV, Item 15. “Exhibits and Financial Statement Schedules.”
Backlog
Our backlog was approximately $2.3 billion and $2.1 billion as of January 2, 2016 and January 3, 2015, respectively. Our backlog as of January 2, 2016 consisted of fully executed arrangements with effective dates commencing no later than January 2, 2016 with revenue to be recognized thereafter, and included a variety of types, generally including, but not limited to:

•	licenses for software products and IP;

•	maintenance on software, hardware and IP products;

•	bookings for the sale of hardware products that have expected delivery dates after January 2, 2016 but before April 2, 2016;

•	leases of hardware products;

•	licenses with payments that are outside our customary terms; and

•	the undelivered portion of engineering services contracts.

The substantial majority of our backlog consists of customer contracts for which product and maintenance revenue is recognized ratably, or on a recurring basis, over the contract life. Historically, we have not experienced significant cancellations of our contracts with customers. For engineering services contracts in backlog, completion dates are occasionally rescheduled, delaying revenue recognition under those contracts beyond the original anticipated completion date. Changes in customer license types or payment terms also can affect the timing of revenue recognition. During fiscal 2015, approximately 70% of our revenue came from arrangements that were in backlog as of January 3, 2015. We expect approximately $1.3 billion, or approximately 70% of our fiscal 2016 revenue, to come from arrangements that were in backlog as of January 2, 2016. The actual percentage of revenue coming from backlog during fiscal 2016 may change if our actual business levels in fiscal 2016 are different than our current expectations.
Marketing and Sales
We generally market our products and provide services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for our products. Due to the complexity of many of our products and the system design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, marketing automation, trade shows, public relations and the internet. We selectively utilize value-added resellers to broaden our reach and reduce cost of sales. Our OrCAD products and certain Allegro products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to sell our products and services to certain customers in Japan.
Research and Development
Our research and development expense was $637.6 million during fiscal 2015, $603.0 million during fiscal 2014 and $534.0 million during fiscal 2013.
The primary areas of our research and development include the following:

•	Functional Verification, including Emulation and Prototyping Hardware;

•	Digital IC Design and Signoff;

•	Custom IC Design;

•	System Interconnect and Analysis; and

•	IP.
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
Hardware Manufacturing and Software Distribution
We perform final system integration and testing of our emulation and prototyping hardware products at our headquarters in San Jose, California. Subcontractors manufacture, assemble and test certain major subassemblies, including all individual PCBs and custom ICs, and supply them for qualification and testing before their incorporation into the integrated product. All assembly, system integration and testing of our Field-Programmable Gate Array, or FPGA, based prototyping products is done by our manufacturing partners.
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
Competition
We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, but also with numerous other EDA providers (such as Ansys, Inc., ATopTech, Inc., Zuken Ltd. and others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, Inc., CEVA, Inc. and numerous other IP companies.
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
International Operations
As of January 2, 2016, we had 54 sales offices, design centers and research and development facilities, approximately 70% of which are located outside of the United States. We primarily consider customer sales and support requirements, the availability of a skilled workforce, and costs and efficiencies, among other relative benefits, when determining what operations to locate internationally. For additional information relating to our international operations, including revenue and long-lived assets by geographic area, see Note 19 in the notes to consolidated financial statements. For risks related to our international operations, see the discussion under “The effect of foreign exchange rate fluctuations may adversely impact our financial condition” and “Risks associated with our international operations could seriously harm our financial condition” under Item 1A, “Risk Factors.”
Employees
As of January 2, 2016, we employed approximately 6,700 people.

Executive Officers of the Registrant
The following table provides information regarding our executive officers as of February 18, 2016:

Name	Age	Positions and Offices
Lip-Bu Tan	56	President, Chief Executive Officer and Director
Geoffrey G. Ribar	57	Senior Vice President and Chief Financial Officer
Thomas P. Beckley	58	Senior Vice President, Research and Development
James J. Cowie	51	Senior Vice President, General Counsel and Secretary
Anirudh Devgan	46	Senior Vice President, Research and Development
Chi-Ping Hsu	60	Senior Vice President, Chief Strategy Officer, EDA
Neil Zaman	47	Senior Vice President, Worldwide Field Operations
Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.
LIP-BU TAN has served as President and Chief Executive Officer of Cadence since January 2009. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan also serves as a director of Ambarella, Inc., Hewlett Packard Enterprise Company and Semiconductor Manufacturing International Corporation. Mr. Tan has a B.S. from Nanyang University in Singapore, an M.S. in nuclear engineering from the Massachusetts Institute of Technology and an M.B.A. from the University of San Francisco.

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
CHI-PING HSU has served as Senior Vice President and Chief Strategy Officer, EDA since November 2013. From November 2013 to December 2014, Dr. Hsu served as Chief of Staff to the CEO of Cadence. From April 2003 to November 2013, Dr. Hsu held several positions at Cadence, including Senior Vice President, Research and Development, and Corporate Vice President, IC Digital and Power Forward. Prior to joining Cadence, Dr. Hsu served as President and Chief Operating Officer of Get2Chip Inc., a supplier of high-performance system-on-chip synthesis that was acquired by Cadence in April 2003. Dr. Hsu also serves as a director of MoSys, Inc. Dr. Hsu has a B.S. in electrical engineering from National Taiwan University and a Ph.D. in electrical engineering and computer sciences from the University of California, Berkeley.
NEIL ZAMAN has served as Senior Vice President, Worldwide Field Operations, since September 2015. From October 1999 to September 2015, Mr. Zaman held several positions at Cadence, most recently as Corporate Vice President, North America Field Operations. Prior to joining Cadence, Mr. Zaman held positions at Phoenix Technologies Ltd. and IBM Corporation. Mr. Zaman has a B.S. in Finance from California State University, Hayward.

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
While we cannot predict global economic conditions, including, for example, an economic slowdown in China, uncertainty about future economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that result in recurring revenue.
Customer consolidation could affect our operating results.
There has been a trend toward customer consolidation in our industry through business combinations, including mergers, asset acquisitions and strategic partnerships. To the extent this trend continues, it could make us dependent on fewer customers who may be able to exert increased pressure on our prices and other contract terms and could increase the portion of our total sales concentration for any single customer. Customer consolidation activity could also reduce the demand for our products and services if such customers streamline research and development or operations, reduce purchases or delay purchasing decisions. These outcomes could negatively impact our financial condition.
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

•	a potential slowdown in “Moore’s Law,” which may reduce or slow the need for customers to upgrade or enhance their EDA products and design flows;

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

•
increased technological capability of the FPGA, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services;

•	a growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products; and

•	adoption of cloud computing technologies with accompanying new business models for an increasing number of software categories, including EDA.
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. The market must also accept our new and improved products. Our hardware platforms must be enhanced periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A rapid transition to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our emulation and prototyping hardware and IP products.
Various factors affect our operating results, and some of them are not within our control. Our operating results for any period are affected by the timing of revenue recognition, particularly for our emulation and prototyping hardware and IP products. In addition, we have recorded net losses in the past and may record net losses in the future.
A substantial portion of the product revenue related to our hardware business and some of our IP offerings is recognized upon delivery, and our forecasted revenue results are based, in part, on our expectations of hardware and IP to be delivered in a particular quarter. Therefore, changes in hardware and IP bookings or deliveries relative to expectations will have a more immediate impact on our revenue than changes in software or services bookings, for which revenue is generally recognized over time.
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
Revenue related to our hardware and IP products is inherently difficult to predict because sales of our hardware and IP products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers, our customers’ willingness to expend capital to deploy our hardware or IP products in those projects and the availability of our hardware or IP products for delivery. Therefore, our hardware or IP sales may be delayed or may decrease if our customers delay or cancel projects because their spending is constrained or if there are problems or delays with the supply or delivery of our hardware or IP products or our hardware suppliers. Moreover, the hardware and IP markets are highly competitive, and our customers may choose to purchase a competitor’s hardware or IP product based on cost, performance or other factors. These factors may result in lower revenue, which would have an adverse effect on our business, results of operations or cash flows.
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
We plan our operating expenses based on forecasted revenue, expected business needs and other factors. These expenses and the effect of long-term commitments are relatively fixed in the short term. Bookings and the related revenue are harder to forecast in a difficult economic environment. If we experience a shortfall in bookings, our operating results could differ from our expectations because we may not be able to quickly reduce our expenses in response to short-term business changes.

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
The highly competitive markets in which we do business can put pressure on us to reduce the prices of our software, emulation and prototyping hardware and IP. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause sales revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices could have an adverse effect on our results of operations.
We depend on sole suppliers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products, making us vulnerable to supply disruption and price fluctuation.
We depend on sole suppliers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products. Our reliance on sole suppliers and contract manufacturers could result in product delivery problems and delays and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply or manufacturing disruption, including delay in delivery of components by our suppliers or products by our manufacturers, or the bankruptcy or shutdown of our suppliers or manufacturers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
We have acquired and expect to acquire other companies and businesses and may not realize the expected benefits of these acquisitions.
We have acquired and expect to acquire other companies and businesses. During the past few years, we acquired multiple businesses in order to expand our IP business and other product offerings. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:

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
Future acquisitions may involve issuances of stock as full or partial payment of the purchase price for the acquired company or business, grants of restricted stock, restricted stock units or stock options to employees of the acquired companies or businesses (which may be dilutive to existing stockholders), expenditure of substantial cash resources or the incurrence of a material amount of debt. These arrangements may impact our liquidity, financial position and results of operations or increase dilution of our stockholders’ equity interests in the company.
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

•
aggressive pricing competition by some of our competitors may cause us to lose our competitive position, which could result in lower revenues or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or emulation and prototyping hardware systems products;

•
the challenges of developing (or acquiring externally developed) technology solutions, including hardware and IP offerings, that are adequate and competitive in meeting the rapidly evolving requirements of next-generation design challenges;

•	the low cost of entry in EDA;

•	intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price, or at all;

•	the combination of our EDA competitors or collaboration among many EDA companies to deliver more comprehensive offerings than they could individually; and

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 54% during fiscal 2015 and 56% during both fiscal 2014 and fiscal 2013. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Chinese renminbi, Japanese yen, European Union euro, and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:

•	changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary, the United Kingdom, China or other international locations where we have operations;

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards;

•	a change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	results of tax examinations by the Internal Revenue Service, or IRS, state, and foreign tax authorities.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Future changes in domestic or international tax laws and regulations could adversely affect our future effective tax rates. President Obama and the United States Congress have called for comprehensive tax reform which, among other things, might change certain United States tax rules impacting the way United States-based multinationals are taxed on foreign income. Additionally, in October 2015, the Organisation for Economic Co-operation and Development, an international association of 34 countries, including the United States, released the final reports from its Base Erosion and Profit Shifting, or BEPS, Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Although the BEPS recommendations are not themselves changes in tax law, this guidance has resulted in unilateral action by several member countries and is also prompting possible amendment of other countries’ tax laws and regulations on a prospective and potentially retroactive basis. In October 2015, the European Commission concluded that certain member countries had granted unlawful rulings that artificially reduced tax burdens and has ordered the recovery of the unpaid taxes. Future tax law changes resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.

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
The market price of our common stock has experienced fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	quarterly or annual operating or financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;

•	changes in our forecasted bookings, revenue, earnings or operating cash flow estimates;

•	an increase in our debt or other liabilities;

•	market conditions in the IC, electronics systems and semiconductor industries;

•	announcements of a restructuring plan;

•	changes in management;

•	repurchases of shares of our common stock or changes to plans to repurchase shares of our common stock;

•	a gain or loss of a significant customer or market segment share;

•	litigation; and

•	announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
In addition, equity markets in general, and the equities of technology companies in particular, have experienced and may experience in the future, extreme price and volume fluctuations due to, among other factors, the actions of market participants. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
Our future revenue is dependent in part upon our installed customer base continuing to license or buy products and purchase services.
Our installed customer base has traditionally generated additional new license, service and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Our customers, many of which are large semiconductor and systems companies, often have significant bargaining power in negotiations with us. Customer consolidation can reduce the total level of purchases of our software, hardware, IP and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.
We could suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties.
There are numerous patents relating to our business and ecosystem. New patents are being issued at a rapid rate and are owned by EDA companies as well as entities and individuals outside the EDA industry, including parties whose income is primarily derived from infringement-related licensing and litigation. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights.
Intellectual property infringement claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. The risk of infringement and related indemnification claims associated with design IP products that are incorporated into a customer product broadly used by consumers may be higher than the risk associated with our software products. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition. Any potential intellectual property litigation could compel us to do one or more of the following:

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
Our products and services involve the storage and transmission of our proprietary information and that of our customers. We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks or breached, which could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses cyber storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers.
Risks associated with our international operations could adversely impact our financial condition.
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•	the adoption or expansion of government trade restrictions, including tariffs and other trade barriers;

•	limitations on repatriation of earnings;

•	limitations on the conversion of foreign currencies;

•	reduced protection of intellectual property rights in some countries;

•	performance of national economies, including, for example, an economic slowdown in China;

•	longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements;

•	inability to continue to offer competitive compensation in certain growing regions;

•	differing employment practices and labor issues;

•	United States’ and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products; and

•
variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other foreign currencies.

Some of our international research and development and other facilities are in parts of the world where there may be a greater risk of business interruption as a result of political instability, terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated because damage to or disruptions at our international research and development facilities could have a more significant adverse effect on our ability to develop new or improve existing products than other businesses that may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity or operations, such as cyber hacking, the introduction of a virus into our computer systems, natural disasters, civil unrest or terrorism, could significantly interfere with our business operations.
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
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and in other locations where we maintain facilities. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 3, “Legal Proceedings” and Note 7 in the notes to consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

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
liability for damages.
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
We have significant operations outside the United States. As of January 2, 2016, approximately 61% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.

Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply with significant changes.
United States generally accepted accounting principles, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. The FASB is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP under SEC regulations and those that are required to follow IFRS outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that could have a significant effect on our reported financial results for us in areas including, but not limited to, principles for recognizing revenue and accounting for leases. For information regarding new accounting standards, please refer to Note 2 in the notes to consolidated financial statements under the heading “New Accounting Standards.”
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
In recent fiscal years, we have initiated restructuring plans in an effort to reallocate or decrease costs by reducing our workforce and by consolidating facilities. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to litigation risks and expenses. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans may affect our revenue and other operating results in the future.

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
In August 2012, the SEC adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as “conflict minerals” in products. These rules require us to determine, disclose and report whether or not such minerals in our products originate from the Democratic Republic of the Congo or adjoining countries. We have incurred, and expect to continue to incur, costs to comply with these rules, including costs associated with conducting due diligence on our supply chain and fulfilling our reporting requirements, and we may incur costs related to changes to our products, processes or sources of supply. In addition, these rules could affect the availability of certain minerals used in the manufacture of our emulation and prototyping hardware products and IP boards, or the Covered Products, and thus impact our ability to source, at competitive prices, certain materials that are used in the Covered Products. Finally, our customers may prefer to purchase products from vendors who claim that all minerals in their products are conflict-free, and our revenues may be harmed or we may face reputational challenges if we are unable to verify that our Covered Products are conflict-free.
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
We have a substantial level of debt. As of January 2, 2016, we had total outstanding indebtedness with a principal balance of $350.0 million. We also had the ability to borrow $250.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million available under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024, or the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Despite our current level of indebtedness, we and our subsidiaries may incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may incur significant additional indebtedness in the future. Although the credit agreement governing our revolving credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the 2024 Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of January 2, 2016, the total square footage of our owned buildings was approximately 965,000.
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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price
Our common stock is traded on the NASDAQ Global Select Market under the symbol CDNS. We have not paid any cash dividends on our common stock in the past, and we do not plan to pay cash dividends in the foreseeable future. As described in Note 3 of the notes to consolidated financial statements, our revolving credit facility restricts certain payments, including dividends and share repurchases. As of February 6, 2016, we had 632 registered stockholders and 38,679 beneficial owners of our common stock.
The following table sets forth the high and low sales prices for our common stock for each fiscal quarter in the two-year period ended January 2, 2016:

2015	High	Low
Fourth Quarter	$23.30	$19.35
Third Quarter	21.86	18.13
Second Quarter	20.51	17.77
First Quarter	18.86	16.52

2014
Fourth Quarter	$19.54	$15.50
Third Quarter	18.25	16.25
Second Quarter	17.55	13.63
First Quarter	16.25	13.59

Stockholder Return Performance Graph

The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the NASDAQ Composite index and the S&P 400 Information Technology index. The graph assumes that the value of the investment in our common stock on January 1, 2011 and in each index on December 31, 2010 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through January 2, 2016 and, for each index, on the last day of the calendar year.

	1/1/2011	12/31/2011	12/29/2012	12/28/2013	1/3/2015	1/2/2016

Cadence Design Systems, Inc.	100.00	125.91	162.71	168.64	227.97	251.94
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
S&P 400 Information Technology	100.00	92.59	110.13	146.56	152.18	156.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
In fiscal 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $1.0 billion in the aggregate. In July 2015, our Board of Directors authorized the addition of $578.8 million in the aggregate to the amount remaining under the fiscal 2008 authorizations. As of January 2, 2016, approximately $960 million remained under these authorizations.
Total repurchase authorizations that remained in effect as of January 2, 2016 were as follows:

Authorization Date	Amount	Remaining Authorization
	(In thousands)
February 2008	$500,000	$—
August 2008	500,000	381,083
July 2015	578,804	578,804
Total remaining authorization		$959,887
In July 2015, our Board of Directors replaced a two-year, aggregate $450.0 million stock repurchase plan that commenced in the second quarter of fiscal 2015 with an 18-month plan to repurchase shares of our common stock of up to an aggregate of $1.2 billion under the authorizations, beginning in the third quarter of fiscal 2015. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time.
The following table presents repurchases made under our share repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended January 2, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
October 4, 2015 – November 7, 2015	2,127,853	$21.61	2,107,277	$1,034.4
November 8, 2015 – December 5, 2015	1,753,499	$22.38	1,709,992	$996.1
December 6, 2015 – January 2, 2016	1,707,507	$21.40	1,692,714	$959.9
Total	5,588,859	$21.79	5,509,983
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

	2015	2014	2013	2012	2011
	(In millions, except per share amounts)
Revenue	$1,702.1	$1,580.9	$1,460.1	$1,326.4	$1,149.8
Income from operations	285.4	206.6	189.0	211.7	120.4
Net income(1) (2)	252.4	158.9	164.2	439.9	72.2
Net income per share-diluted (1) (2)	0.81	0.52	0.56	1.57	0.27
Total assets (3)	2,351.0	3,209.6	2,428.6	2,287.0	1,761.3
Debt (3)	348.8	691.2	324.8	447.0	426.0
Stockholders’ equity (4)	1,376.1	1,333.6	1,156.1	915.2	411.1
_________________
(1) During fiscal 2012, we recorded a $219.6 million benefit for income taxes due to the release of a substantial portion of the United States deferred tax asset valuation allowance and a $36.7 million benefit for income taxes due to the effective settlement of the State of California Franchise Tax Board, or FTB, examination of our California income tax returns for the tax years 2001 through 2003.
(2) During fiscal 2013, we recorded a $33.7 million benefit for income taxes from the release of an uncertain tax position, including related interest and penalties, and a $5.9 million tax benefit from the retroactive enactment of the fiscal 2012 United States federal research tax credit. For an additional description of, and disclosures regarding, our income tax provision or benefit, see Note 6 in the notes to consolidated financial statements.
(3) During fiscal 2015, we settled the outstanding principal amount of the 2015 Notes. In connection with the 2015 Notes we received proceeds of $530.6 million from the 2015 Notes Hedges, which fully offset the additional cash payments associated with the 2015 Notes Embedded Conversion Derivative. For an additional description of the 2015 Notes, the 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative, see Note 3 in the notes to consolidated financial statements.
(4) We have never declared or paid any cash dividends on our common stock.

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

Results of Operations
Financial results for fiscal 2015, as compared to fiscal 2014 and 2013, reflect the following:

•	increased product and maintenance revenue, primarily because of increased demand for our software, emulation and prototyping hardware, services and IP offerings;

•	continued investment in research and development and technical customer support;

•	the effect on our operating expenses of favorable changes in foreign currency exchange rates; and

•	increased stock-based compensation.
Our fiscal year ends on the Saturday closest to December 31. Fiscal 2015 and fiscal 2013 were 52-week years, whereas fiscal 2014 was a 53-week year. Revenue and expenses included in the results of operations for fiscal 2014 were impacted by the additional week.
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our emulation and prototyping hardware technology, providing maintenance for our software, hardware and IP, providing engineering services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, hardware and IP products generating revenue in any given period and whether the revenue is recognized in a recurring manner over multiple periods or up front, upon completion of delivery.
We seek to achieve a consistent revenue mix such that approximately 90% of our revenue is recurring in nature, and the remainder of the resulting revenue is recognized up front, upon completion of delivery. Recurring revenue includes revenue from our software and IP license arrangements where revenue is recognized over multiple periods, services, royalties from certain IP arrangements, maintenance on perpetual software licenses and hardware, and our operating leases of hardware. Upfront revenue is primarily generated by our sales of emulation and prototyping hardware and perpetual software and IP licenses. Our ability to achieve this mix in any single fiscal period may be impacted primarily by delivery of hardware and IP products to our customers. For an additional description of our current product strategy, see the discussion under the heading “Products and Product Strategy” under Part I, Item 1, “Business.”
Approximately 90% of the aggregate value of our revenue during fiscal 2015, 2014 and 2013 was of a type for which the revenue is recurring in nature.

We believe our reported revenue and the amount of revenue recognized in future periods will depend on, among other things, the:

•	competitiveness of our technology; and

•	size, duration, timing, terms and type of:

◦	contract renewals with existing customers;

◦	additional sales to existing customers; and

◦	sales to new customers.
Revenue by Year
The following table shows our revenue for fiscal 2015, 2014 and 2013 and the change in revenue between years:

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(In millions, except percentages)
Product and maintenance	$1,578.9	$1,479.2	$1,357.9	$99.7	7%	$121.3	9%
Services	123.2	101.8	102.2	21.4	21%	(0.4)	—%
Total revenue	$1,702.1	$1,581.0	$1,460.1	$121.1	8%	$120.9	8%
Product and maintenance revenue increased during fiscal 2015, as compared to fiscal 2014, primarily due to increased demand for our software, emulation and prototyping hardware, services and IP offerings. Product and maintenance revenue increased during fiscal 2014, as compared to fiscal 2013, primarily because of increased business levels, incremental revenue recognized from our acquisitions and an additional week of operations in fiscal 2014. The additional week of operations contributed approximately $15.0 million of revenue to fiscal 2014. We expect product and maintenance revenue to increase during fiscal 2016 due to increased demand for our new and existing product offerings.
Services revenue increased during fiscal 2015, as compared to fiscal 2014, due to increased demand for our service and IP offerings. Services revenue remained relatively constant during fiscal 2014, as compared to fiscal 2013. Services revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services and customized IP offerings.
No one customer accounted for 10% or more of total revenue during fiscal 2015, 2014 or 2013.
Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and services during fiscal 2015, 2014 and 2013:

	2015	2014	2013
Functional Verification, including Emulation and Prototyping Hardware	23%	22%	23%
Digital IC Design and Signoff	28%	29%	30%
Custom IC Design	26%	27%	27%
System Interconnect and Analysis	11%	11%	11%
IP	12%	11%	9%
Total	100%	100%	100%
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

Revenue by Geography

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(In millions, except percentages)
United States	$782.4	$696.6	$648.7	$85.8	12%	$47.9	7%
Other Americas	26.0	23.4	22.9	2.6	11%	0.5	2%
Asia	413.6	360.3	289.1	53.3	15%	71.2	25%
Europe, Middle East and Africa	316.7	328.7	303.6	(12.0)	(4)%	25.1	8%
Japan	163.4	172.0	195.8	(8.6)	(5)%	(23.8)	(12)%
Total revenue	$1,702.1	$1,581.0	$1,460.1	$121.1	8%	$120.9	8%
For the primary factors contributing to the increase in revenue for the United States, Other Americas and Asia during fiscal 2015, as compared to fiscal 2014, see the general description under “Revenue by Year” above. Revenue for Europe, Middle East and Africa decreased during fiscal 2015, as compared to fiscal 2014, primarily due to a reduction of services revenue as we shifted our resources from design services to our IP offerings. Revenue for Japan decreased during fiscal 2015, as compared to fiscal 2014, primarily due to the continued depreciation of the Japanese yen as well as difficult business conditions facing our Japanese customers.
For the primary factors contributing to the increase in revenue for the United States, Other Americas and Europe, Middle East and Africa during fiscal 2014, as compared to fiscal 2013, see the general description under “Revenue by Year” above. Revenue for Asia increased during fiscal 2014, as compared to fiscal 2013, primarily due to increases in revenue from our software business and emulation and prototyping hardware installations. Revenue for Japan decreased during fiscal 2014, as compared to fiscal 2013, primarily due to the depreciation of the Japanese yen as well as difficult business conditions facing our Japanese customers.
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
Revenue by Geography as a Percent of Total Revenue

	2015	2014	2013
United States	46%	44%	44%
Other Americas	1%	1%	2%
Asia	24%	23%	20%
Europe, Middle East and Africa	19%	21%	21%
Japan	10%	11%	13%
Total	100%	100%	100%

Cost of Revenue

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(In millions, except percentages)
Product and maintenance	$155.7	$156.3	$132.2	$(0.6)	—%	$24.1	18%
Services	82.8	67.4	68.0	15.4	23%	(0.6)	(1)%
Total cost of revenue	$238.5	$223.7	$200.2	$14.8	7%	$23.5	12%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2015, 2014 and 2013:

	2015	2014	2013
Product and maintenance	10%	11%	10%
Services	67%	66%	67%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation and prototyping hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, as well as the costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation and prototyping hardware products include materials, assembly, applicable reserves and overhead. These hardware manufacturing costs make our cost of emulation and prototyping hardware product higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance for fiscal 2015, 2014 and 2013 is as follows:

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(In millions, except percentages)
Product and maintenance-related costs	$115.2	$119.4	$108.2	$(4.2)	(4)%	$11.2	10%
Amortization of acquired intangibles	40.5	36.9	24.0	3.6	10%	12.9	54%
Total cost of product and maintenance	$155.7	$156.3	$132.2	$(0.6)	—%	$24.1	18%
Cost of product and maintenance depends primarily upon our hardware product sales in any given period. Cost of product and maintenance is also affected by employee salary and benefits and other employee-related costs, as well as the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.
The changes in product and maintenance-related costs were due to the following:

	Change
	2015 vs. 2014	2014 vs. 2013
	(In millions)
Emulation and prototyping hardware costs	$(5.1)	$10.2
Other items	0.9	1.0
	$(4.2)	$11.2
Emulation and prototyping hardware costs decreased during fiscal 2015, as compared to fiscal 2014, and increased during fiscal 2014, as compared to fiscal 2013, primarily because charges for inventory reserves were higher during fiscal 2014. Gross margins on our hardware products may fluctuate based on customer pricing strategies, product competition and product life cycle.

Amortization of acquired intangibles included in cost of product and maintenance increased during fiscal 2015, as compared to fiscal 2014, and during fiscal 2014, as compared to fiscal 2013, primarily due to the increase in amortization of intangible assets associated with our fiscal 2014 and 2013 acquisitions. For an additional description of our expected amortization of intangible assets, see Note 11 of the notes to consolidated financial statements.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services will fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects or on internal development projects. Cost of services increased during fiscal 2015, as compared to fiscal 2014, primarily due to an overall increase in services revenue and in the resources required to meet the demand for our services and IP offerings.
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
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. During fiscal 2015, as compared to fiscal 2014, we experienced a favorable impact on expenses as a result of the strengthening value of the United States dollar against other currencies, including the European Union euro and the Japanese yen. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Our employee salary and other compensation-related costs included in marketing and sales and research and development increased during fiscal 2015, as compared to fiscal 2014, primarily due to incremental investments in technical customer support and research and development, partially offset by the strengthening value of the United States dollar against other currencies. Our employee salary and other compensation-related costs included in marketing and sales and research and development increased during fiscal 2014, as compared to fiscal 2013, primarily due to incremental costs related to employees added from our fiscal 2014 and 2013 acquisitions. We expect employee salary and other compensation-related costs included in marketing and sales and research and development to increase during fiscal 2016 due to continued investments in technical customer support and research and development.
Stock-based compensation included in operating expenses increased $8.1 million during fiscal 2015, as compared to fiscal 2014, and $15.9 million during fiscal 2014, as compared to fiscal 2013, primarily because of higher grant-date fair values of stock awards vesting during fiscal 2015 and fiscal 2014, respectively. We expect stock-based compensation included in operating expenses to increase during fiscal 2016, as compared to fiscal 2015, due to amortization during fiscal 2016 of unrecognized expense related to unvested awards with generally higher grant-date fair values compared to awards that vested in previous years and amortization from new awards expected to be granted during fiscal 2016.
Our operating expenses for fiscal 2015, 2014 and 2013 were as follows:

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(In millions, except percentages)
Marketing and sales	$402.4	$399.7	$378.2	$2.7	1%	$21.5	6%
Research and development	637.6	603.0	534.0	34.6	6%	69.0	13%
General and administrative	110.0	113.6	121.3	(3.6)	(3)%	(7.7)	(6)%
	$1,150.0	$1,116.3	$1,033.5	$33.7	3%	$82.8	8%

Our operating expenses, as a percentage of total revenue, for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Marketing and sales	24%	25%	26%
Research and development	37%	38%	37%
General and administrative	6%	7%	8%
Operating expenses	68%	71%	71%

Marketing and Sales
The changes in marketing and sales expense were due to the following:

	Change
	2015 vs. 2014	2014 vs. 2013
	(In millions)
Salary, benefits and other employee-related costs	$0.9	$19.1
Stock-based compensation	1.1	4.9
Other items	0.7	(2.5)
	$2.7	$21.5
Research and Development
 The changes in research and development expense were due to the following:

	Change
	2015 vs. 2014	2014 vs. 2013
	(In millions)
Materials and other pre-production costs	$10.0	$(0.4)
Facilities and other infrastructure costs	8.9	1.9
Salary, benefits and other employee-related costs	6.6	40.1
Stock-based compensation	6.6	10.2
Software license and maintenance costs	5.4	2.4
Professional services	2.4	4.8
Severance and other termination costs	(5.9)	5.9
Other items	0.6	4.1
	$34.6	$69.0
General and Administrative
The changes in general and administrative expense were due to the following:

	Change
	2015 vs. 2014	2014 vs. 2013
	(In millions)
Professional services	$(5.5)	$(0.5)
Salary, benefits and other employee-related costs	(0.6)	(6.0)
Other items	2.5	(1.2)
	$(3.6)	$(7.7)

Amortization of Acquired Intangibles

				Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(In millions, except percentages)
Amortization of acquired intangibles	$23.7	$24.0	$19.4	$(0.3)	(1)%	$4.6	24%

The changes in amortization of acquired intangibles were due to the following:

	Change
	2015 vs. 2014	2014 vs. 2013
	(In millions)
Increase due to additions of acquired intangibles	$0.7	$7.1
Decrease due to completed amortization of acquired intangibles	(1.0)	(2.5)
	$(0.3)	$4.6
Restructuring and Other Charges
We have initiated various restructuring plans in recent years to better align our resources with our business strategy. Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructuring plans, based on then-currently available information, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Demand for our products and services and, ultimately, our future financial performance, is difficult to predict with any degree of certainty. Accordingly, additional actions, including further restructuring of our operations, may be required in the future.
The following table presents restructuring and other charges (credits), net for our restructuring plans:

	Severance and Benefits	Excess Facilities	Other	Total
	(In millions)
Fiscal 2015	$3.6	$1.1	$(0.2)	$4.5
Fiscal 2014	$8.0	$(0.9)	$3.2	$10.3
Fiscal 2013	$17.6	$0.1	$0.3	$18.0
For an additional description of our restructuring plans, see Note 12 in the notes to consolidated financial statements.

Interest Expense

	2015	2014	2013
	(In millions)
Contractual cash interest expense:
2013 Notes	—	—	2.1
2015 Notes	3.0	9.3	9.2
2024 Notes	15.3	3.6	—
Revolving credit facility	0.5	0.7	1.1
Amortization of debt discount:
2013 Notes	—	—	6.4
2015 Notes	7.5	17.7	16.0
2024 Notes	0.1	—	—
Amortization of deferred financing costs:
2013 Notes	—	—	0.4
2015 Notes	1.0	2.4	2.2
2024 Notes	0.5	0.1	—
Other	0.4	0.3	0.2
Total interest expense	$28.3	$34.1	$37.6
During fiscal 2015, we settled the outstanding principal balance of our 2015 Notes.

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(In millions, except percentages)
Provision (benefit) for income taxes	$15.2	$22.1	$(5.2)
Effective tax rate	5.7%	12.2%	(3.3)%
Our provision for income taxes for the fiscal year ended January 2, 2016 was primarily attributable to federal, state and foreign income taxes on our fiscal 2015 income, which was partially offset by $13.8 million of tax benefit related to the effective settlement of a tax examination of a foreign subsidiary. Our provision for income taxes included a tax benefit of $10.1 million resulting from the enactment of the United States research tax credit in December 2015. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings.
Our provision for income taxes for the fiscal year ended January 3, 2015 primarily resulted from federal, state and foreign income taxes on our fiscal 2014 income. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. Our provision for income taxes included a tax benefit of $8.1 million resulting from the enactment of the United States research tax credit in December 2014.
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

Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates or if we were to repatriate certain foreign earnings on which United States taxes have not been previously accrued. We currently expect that our fiscal 2016 effective tax rate will be higher than our fiscal 2015 effective tax rate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.”
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of			Change
	January 2, 2016	January 3, 2015	December 28, 2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Cash, cash equivalents and short-term investments	$711.2	$1,022.6	$633.0	$(311.4)	$389.6
Net working capital	$428.5	$458.6	$72.9	$(30.1)	$385.7
Cash, Cash Equivalents and Short-term Investments
As of January 2, 2016, our principal sources of liquidity consisted of $711.2 million of cash, cash equivalents and short-term investments, as compared to $1,022.6 million as of January 3, 2015.
Our primary sources of cash, cash equivalents and short-term investments during fiscal 2015 were proceeds from convertible notes hedges, cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during fiscal 2015 were payments related to salaries and benefits, other employee-related costs and operating expenses, payments related to our 2015 Notes, repurchases of our common stock, purchases of property, plant and equipment, tax payments and interest payments. The 2015 Notes matured on June 1, 2015, at which time we paid net cash of $353.8 million of outstanding principal balance and accrued interest to holders of the 2015 Notes upon conversion or maturity.
Approximately 61% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of January 2, 2016. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of January 2, 2016. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part I, Item 1A, “Risk Factors.”
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations, proceeds from additional domestic borrowings and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions, if any, and share repurchases for at least the next 12 months.

Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The decrease in our net working capital as of January 2, 2016, as compared to January 3, 2015, is primarily due the reclassification of our current deferred tax assets to long term on the balance sheet as the result of the adoption of a new accounting standard intended to simplify the presentation of deferred income taxes, partially offset by an increase in receivables, net and prepaid expenses and other current assets.
For additional information relating to the impact of new accounting standards on our consolidated financial statements see Note 2 in the notes to consolidated financial statements.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2015, 2014 and 2013 were as follows:

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Cash provided by operating activities	$378.2	$316.7	$367.6	$61.5	$(50.9)
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements.
The increase in cash flows from operating activities during fiscal 2015, as compared to fiscal 2014, was primarily due to improved profitability and the timing of cash receipts from customers and disbursements made to vendors. The decrease in cash flows from operating activities during fiscal 2014, as compared to fiscal 2013, was primarily due to the timing of cash receipts from customers, working capital requirements, payments under our recent restructuring plans, payments for our voluntary early retirement program and an increase in cash paid for taxes, net of tax refunds.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities
Cash flows from investing activities during fiscal 2015, 2014 and 2013 were as follows:

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Cash used for investing activities	$(44.5)	$(198.0)	$(426.9)	$153.5	$228.9
The decrease in cash flows used for investing activities during fiscal 2015, as compared to fiscal 2014, and during fiscal 2014, as compared to fiscal 2013, was primarily due to the decrease in cash paid for business combinations because we did not complete any acquisitions during fiscal 2015 and paid less for acquired businesses in fiscal 2014 as compared to fiscal 2013. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, and purchasing software licenses.

Cash Flows from Financing Activities
Cash flows provided by (used for) financing activities during fiscal 2015, 2014 and 2013 were as follows:

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In millions)
Cash provided by (used for) financing activities	$(626.3)	$289.0	$(116.3)	$(915.3)	$405.3
The increase in cash used for financing activities during fiscal 2015, as compared to fiscal 2014, was primarily due to payments made to settle the principal value of the 2015 Notes and an increase in payments made to repurchase shares of our common stock. The increase in cash flows provided by financing activities during fiscal 2014, as compared to fiscal 2013, was primarily due to proceeds from the issuance of our 2024 notes, partially offset by payments made for the repurchase of our common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of January 2, 2016, we had approximately $960 million remaining under our authorized stock repurchase program.  We expect to execute this program through the end of fiscal 2016. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and will be funded by U.S. cash on hand, future U.S. cash flow and additional debt. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
2019 Term Loan
On January 28, 2016, Cadence entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility, or the 2019 Term Loan, with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The 2019 Term Loan is unsecured, and the proceeds will be used for general corporate purposes, including the repurchase of our common stock. For additional information relating the 2019 Term Loan, see Note 20 in the notes to consolidated financial statements.
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
Revolving Credit Facility
We maintain a senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. The credit facility, as amended, expires on September 19, 2019 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding borrowings may be paid at any time prior to maturity.

Contractual Obligations

A summary of our contractual obligations as of January 2, 2016 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$54.3	$21.0	$21.9	$8.8	$2.6
Purchase obligations (1)	48.2	34.4	11.8	2.0	—
Long-term debt	350.0	—	—	—	350.0
Contractual interest payments	139.7	15.8	31.6	31.0	61.3
Current income tax payable	11.0	11.0	—	—	—
Other long-term contractual obligations (2)	24.8	—	3.2	12.3	9.3
Total	$628.0	$82.2	$68.5	$54.1	$423.2
_________________

(1)
With respect to purchase obligations that are cancelable by us, this table includes the amount that would have been payable if we had canceled the obligation as of January 2, 2016 or the earliest cancellation date.

(2)
Included in other long-term contractual obligations are long-term income tax liabilities related to unrecognized tax benefits of $11.1 million that we estimate will be paid or settled within 3 to 5 years. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.

Off-Balance Sheet Arrangements
As of January 2, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Accounting for Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our provision for income taxes could be adversely affected by our earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions and investments, changes in our deferred tax assets and liabilities including changes in our assessment of valuation allowances, changes in the relevant tax laws or interpretations of these tax laws, and developments in current and future tax examinations.

We only recognize the tax benefit of an income tax position if we judge that it is more likely than not that the tax position will be sustained, solely on its technical merits, in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If we judge that an income tax position meets this recognition threshold, then we must measure the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% cumulative probability of being realized upon settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, the lapse of applicable statute of limitations, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. For a more detailed description of our unrecognized tax benefits, see Note 6 in the notes to consolidated financial statements.
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
Revenue associated with term and subscription licenses is recognized ratably over the term of the license, commencing upon the later of the effective date of the arrangement or delivery of the first software product. In general, product revenue associated with perpetual licenses where vendor specific objective evidence, or VSOE, exists for the undelivered maintenance, is recognized up front, upon the later of the effective date of the arrangement or delivery of the software product, provided all other conditions for revenue recognition have been met, and maintenance revenue is recognized ratably over the maintenance term. If certain other criteria are met, revenue for design IP is recognized upon delivery and we accrue the expected costs of maintenance. A relatively small percentage of our revenue from software and IP licenses is recognized on an upfront basis.
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

Revenue from services and customized IP arrangements is recognized either on the time and materials method, as work is performed, or on the percentage-of-completion method. If a service contract is considered to be part of a multiple element arrangement, or MEA, that includes a software contract, revenue is generally recognized ratably over the duration of the software contract. For contracts with fixed or not-to-exceed fees, we estimate on a monthly basis the percentage of completion based on the completion of milestones relating to the arrangement. We have a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances, and specification and testing requirement changes. If different conditions were to prevail such that accurate estimates could not be made, then the use of the completed contract method would be required and the recognition of all revenue and costs would be deferred until the project was completed. Such a change could have a material impact on our results of operations.
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
While we believe the observable and unobservable inputs we use to measure the fair value are reasonable, different inputs or estimates may materially impact the resulting fair value measurements of these instruments and may also impact our results of operations. For an additional description of our fair value measurements, see Note 16 in the notes to consolidated financial statements.

New Accounting Standards
For information regarding new accounting standards applicable to us, see Note 2 in the notes to consolidated financial statements under the heading “New Accounting Standards.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
A material portion of our revenue, expenses and business activities are transacted in the U.S. dollar. In certain foreign countries where we price our products and services in U.S. dollars, a decrease in value of the local currency relative to the U.S. dollar results in an increase in the prices for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in certain markets.
In certain countries where we may invoice customers in the local currency, Japan in particular, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in foreign exchange rates are not generally moderated by corresponding fluctuations in revenues from existing contracts, except for our operations in Japan because we receive some cash payments and make most expense payments in Japanese yen.
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
The following table provides information about our foreign currency forward exchange contracts as of January 2, 2016. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during February 2016.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$52.2	0.91
Japanese yen	33.9	121.74
Israeli shekel	21.7	3.86
Canadian dollar	12.4	1.37
Chinese renminbi	8.1	6.56
British pound	6.0	0.66
Taiwan dollar	5.7	32.8
Other	16.5	N/A
Total	$156.5
Estimated fair value	$(0.4)
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
Our short-term investments as of January 2, 2016 include $92.3 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of January 2, 2016, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.8 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of January 2, 2016.
Interest rates under our revolving credit facility are variable, so interest expense for periods when the credit facility is utilized could be adversely affected by changes in interest rates. Interest rates under our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of January 2, 2016, we had no outstanding balance under our revolving credit facility. For additional description of this revolving credit facility see Note 3 in the notes to consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 4 in the notes to consolidated financial statements for an additional description of these investments. Our non-marketable investments had a carrying value of $3.9 million as of January 2, 2016, and $6.1 million as of January 3, 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data-Unaudited

	2015				2014
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue (1)	$441,079	$433,763	$415,883	$411,366	$423,098	$400,496	$378,788	$378,550

Cost of revenue	60,902	65,211	51,755	60,585	58,115	54,079	54,413	57,099

Net income (1) (2) (3) (4)	80,374	77,624	58,160	36,259	65,030	37,535	23,263	33,070

Net income per share - basic (1) (2) (3) (4)	0.27	0.27	0.20	0.13	0.23	0.13	0.08	0.12

Net income per share - diluted (1) (2)	0.26	0.25	0.19	0.12	0.21	0.12	0.08	0.11
_________________

(1)
Fiscal 2014 included 53 weeks, with the 53rd week falling in the fourth fiscal quarter. For certain of our sales arrangements, where revenue is recognized over time, the 53rd week in fiscal 2014 resulted in incremental fourth quarter revenue of approximately $15 million, which is net of certain other immaterial adjustments to fourth quarter revenue.

(2)	During the fourth quarter of fiscal 2014, we recorded a benefit for income taxes of $8.1 million resulting from the enactment of the United States federal research tax credit in December 2014.

(3)	During the third quarter of fiscal 2015, we recorded a benefit for income taxes of $13.8 million resulting from the effective settlement of a tax examination of a foreign subsidiary.

(4)	During the fourth quarter of fiscal 2015, we recorded a benefit for income taxes of $10.1 million resulting from the enactment of the United States federal research tax credit in December 2015.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2016.
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

Based on their evaluation as of January 2, 2016, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Our management has concluded that, as of January 2, 2016, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and “Other Matters - Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2016 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Cadence’s Board of Directors - Committees of the Board of Directors” in Cadence’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Cadence’s Board of Directors - Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers” and “Potential Payments Upon Termination or Change-in-Control and Employment Contracts” in Cadence’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Cadence’s Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2015 and 2014” in Cadence’s definitive proxy statement for its 2016 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015	50

Consolidated Income Statements for the three fiscal years ended January 2, 2016	51

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 2, 2016	52

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 2, 2016	53

Consolidated Statements of Cash Flows for the three fiscal years ended January 2, 2016	54

Notes to Consolidated Financial Statements	55

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	89

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

Cadence, the Cadence logo, Allegro, Connections, Encounter, Genus, Incisive, Innovus, JasperGold, Joules, OrCAD, Palladium, Protium, Quantus, Sigrity, Spectre, Tempus, Tensilica, Virtuoso and Voltus are trademarks or registered trademarks of Cadence Design Systems, Inc. Other service marks, trademarks and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of January 2, 2016 and January 3, 2015, and the related consolidated income statements, statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2016. We also have audited Cadence Design Systems, Inc.’s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cadence Design Systems, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadence Design Systems, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Cadence Design Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of deferred income taxes as of January 2, 2016 due to the adoption of ASU 2015-17, Accounting for Income Taxes: Balance Sheet Classification of Deferred Taxes.

/s/ KPMG LLP
Santa Clara, California
February 18, 2016

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
January 2, 2016 and January 3, 2015
(In thousands, except par value)

	As of
	January 2, 2016	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$616,686	$932,161
Short-term investments	94,498	90,445
Receivables, net	164,848	122,492
Inventories	56,762	56,394
2015 notes hedges	—	523,930
Prepaid expenses and other	31,967	126,313
Total current assets	964,761	1,851,735
Property, plant and equipment, net	228,599	230,112
Goodwill	551,772	553,767
Acquired intangibles, net	296,482	360,932
Long-term receivables	4,498	3,644
Other assets	304,903	209,366
Total assets	$2,351,015	$3,209,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible notes	$—	$342,499
2015 notes embedded conversion derivative	—	523,930
Accounts payable and accrued liabilities	238,022	225,375
Current portion of deferred revenue	298,285	301,287
Total current liabilities	536,307	1,393,091
Long-term liabilities:
Long-term portion of deferred revenue	30,209	54,726
Long-term debt	348,788	348,676
Other long-term liabilities	59,596	79,489
Total long-term liabilities	438,593	482,891
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock - $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 309,392 and 291,584, respectively	1,863,086	1,851,427
Treasury stock, at cost; 19,768 shares and 14,453 shares, respectively	(400,555)	(203,792)
Accumulated deficit	(73,991)	(326,408)
Accumulated other comprehensive income (loss)	(12,425)	12,347
Total stockholders’ equity	1,376,115	1,333,574
Total liabilities and stockholders’ equity	$2,351,015	$3,209,556

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended January 2, 2016
(In thousands, except per share amounts)

	2015	2014	2013
Revenue:
Product and maintenance	$1,578,944	$1,479,151	$1,357,934
Services	123,147	101,781	102,182
Total revenue	1,702,091	1,580,932	1,460,116
Costs and expenses:
Cost of product and maintenance	155,659	156,333	132,245
Cost of service	82,794	67,373	67,956
Marketing and sales	402,432	399,688	378,157
Research and development	637,567	603,006	534,022
General and administrative	109,982	113,619	121,314
Amortization of acquired intangibles	23,716	24,017	19,416
Restructuring and other charges	4,511	10,252	17,999
Total costs and expenses	1,416,661	1,374,288	1,271,109
Income from operations	285,430	206,644	189,007
Interest expense	(28,311)	(34,121)	(37,581)
Other income, net	10,477	8,479	7,570
Income before provision (benefit) for income taxes	267,596	181,002	158,996
Provision (benefit) for income taxes	15,179	22,104	(5,247)
Net income	$252,417	$158,898	$164,243
Net income per share – basic	$0.88	$0.56	$0.59
Net income per share – diluted	$0.81	$0.52	$0.56
Weighted average common shares outstanding – basic	288,018	283,349	277,796
Weighted average common shares outstanding – diluted	312,302	306,775	294,564

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended January 2, 2016
(In thousands)

	2015	2014	2013
Net income	$252,417	$158,898	$164,243
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(25,276)	(11,476)	(21,470)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustments for realized gains and losses	169	(305)	(180)
Changes in defined benefit plan liabilities	335	(183)	2,011
Total other comprehensive loss, net of tax effects	(24,772)	(11,964)	(19,639)
Comprehensive income	$227,645	$146,934	$144,604

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended January 2, 2016
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit	Income (Loss)	Total
Balance, December 29, 2012	280,644	$1,721,556	$(200,786)	$(649,549)	$43,950	$915,171
Net income	—	—	—	164,243	—	$164,243
Other comprehensive loss, net of taxes	—	—	—	—	(19,639)	$(19,639)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	8,726	(35,541)	78,198	—	—	$42,657
Stock received for payment of employee taxes on vesting of restricted stock	(1,237)	(2,586)	(17,554)	—	—	$(20,140)
Tax benefit from stock-based compensation	—	6,999	—	—	—	$6,999
Stock options assumed in acquisitions	—	529	—	—	—	$529
Stock-based compensation expense	—	66,285	—	—	—	$66,285
Balance, December 28, 2013	288,133	$1,757,242	$(140,142)	$(485,306)	$24,311	$1,156,105
Net income	—	—	—	158,898	—	$158,898
Other comprehensive loss, net of taxes	—	—	—	—	(11,964)	$(11,964)
Purchase of treasury stock	(5,856)	—	(100,117)	—	—	$(100,117)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	10,631	8,630	57,518	—	—	$66,148
Stock received for payment of employee taxes on vesting of restricted stock	(1,324)	(3,676)	(21,051)	—	—	$(24,727)
Tax benefit from stock-based compensation	—	5,439	—	—	—	$5,439
Stock-based compensation expense	—	83,792	—	—	—	$83,792
Balance, January 3, 2015	291,584	$1,851,427	$(203,792)	$(326,408)	$12,347	$1,333,574
Net income	—	—	—	252,417	—	$252,417
Other comprehensive loss, net of taxes	—	—	—	—	(24,772)	$(24,772)
Purchase of treasury stock	(16,255)	—	(333,189)	—	—	$(333,189)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	12,399	(90,542)	165,253	—	—	$74,711
Issuance of common stock for settlement of 2015 Warrants	23,122	—	—	—	—	$—
Stock received for payment of employee taxes on vesting of restricted stock	(1,458)	(4,824)	(28,827)	—	—	$(33,651)
Tax benefit from stock-based compensation	—	14,684	—	—	—	$14,684
Stock-based compensation expense	—	92,341	—	—	—	$92,341
Balance, January 2, 2016	309,392	$1,863,086	$(400,555)	$(73,991)	$(12,425)	$1,376,115

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 2, 2016
(In thousands)

	2015	2014	2013
Cash and cash equivalents at beginning of year	$932,161	$536,260	$726,357
Cash flows from operating activities:
Net income	252,417	158,898	164,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,165	115,634	98,308
Amortization of debt discount and fees	9,402	20,529	25,384
Stock-based compensation	92,341	83,792	66,285
Gain on investments, net	(2,124)	(4,707)	(5,311)
Deferred income taxes	(13,148)	12,478	(2,366)
Other non-cash items	646	6,854	3,932
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(44,732)	(17,925)	(3,609)
Inventories	(1,120)	(11,708)	(14,594)
Prepaid expenses and other	(1,380)	(2,501)	30,368
Other assets	(1,558)	(42,181)	(2,530)
Accounts payable and accrued liabilities	15,321	3,856	41,727
Deferred revenue	(27,019)	(11,860)	2,506
Other long-term liabilities	(19,011)	5,563	(36,738)
Net cash provided by operating activities	378,200	316,722	367,605
Cash flows from investing activities:
Purchases of available-for-sale securities	(96,531)	(124,165)	(111,702)
Proceeds from the sale of available-for-sale securities	60,949	85,384	77,621
Proceeds from the maturity of available-for-sale securities	31,316	46,612	38,706
Proceeds from the sale of long-term investments	4,570	1,085	6,234
Purchases of property, plant and equipment	(44,808)	(39,810)	(44,929)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(167,121)	(392,825)
Net cash used for investing activities	(44,504)	(198,015)	(426,895)
Cash flows from financing activities:
Proceeds from issuance of debt	—	348,649	—
Proceeds from revolving credit facility	—	100,000	100,000
Payment on revolving credit facility	—	(100,000)	(100,000)
Payment of convertible notes	(349,999)	(1)	(144,639)
Payment of convertible notes embedded conversion derivative liability	(530,643)	(1)	—
Proceeds from convertible notes hedges	530,643	1	—
Principal payments on receivable financing	—	—	(2,526)
Payment of debt issuance costs	—	(6,500)	—
Payment of acquisition-related contingent consideration	—	(1,835)	(677)
Excess tax benefits from stock-based compensation	15,591	7,583	9,034
Proceeds from issuance of common stock	74,938	65,913	42,657
Stock received for payment of employee taxes on vesting of restricted stock	(33,651)	(24,727)	(20,140)
Payments for repurchases of common stock	(333,189)	(100,117)	—
Net cash provided by (used for) financing activities	(626,310)	288,965	(116,291)
Effect of exchange rate changes on cash and cash equivalents	(22,861)	(11,771)	(14,516)
Increase (decrease) in cash and cash equivalents	(315,475)	395,901	(190,097)
Cash and cash equivalents at end of year	$616,686	$932,161	$536,260

Supplemental cash flow information:
Cash paid for interest	$19,918	$9,963	$12,429
Cash paid (received) for income taxes, net	29,494	26,453	(3,084)
Non-cash investing and financing activities:
Stock options assumed in acquisitions	—	—	529
Available-for-sale securities received from customer	—	1,695	240

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended January 2, 2016

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc., or Cadence, develops system design enablement, or SDE, solutions that its customers use to design whole electronics systems and increasingly small and complex integrated circuits, or ICs, and electronic devices. Cadence’s solutions are designed to help its customers reduce the time to bring an electronics system, IC or electronic device to market and to reduce their design, development and manufacturing costs. Cadence’s SDE product offerings include electronic design automation, or EDA, software, emulation and prototyping hardware, system interconnect and analysis and two categories of intellectual property, or IP, commonly referred to as verification IP, or VIP, and design IP. Cadence provides maintenance for its software, emulation and prototyping hardware, and IP product offerings. Cadence also provides engineering services related to methodology, education, hosted design solutions and design services for advanced ICs and development of custom IP. These services help Cadence’s customers manage and accelerate their electronics product development processes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
Cadence’s fiscal year-end is the Saturday closest to December 31. Fiscal 2015 and fiscal 2013 were 52-week years. Fiscal 2014 was a 53-week year ending on January 3, 2015.
The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence. Certain prior period balances have been reclassified to conform to the current period presentation.
Use of Estimates
Preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
New Accounting Standards
In November 2015, the FASB issued a new standard to simplify the presentation of deferred income taxes. The new standard requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position. Cadence elected to early adopt the new standard effective January 2, 2016 on a prospective basis. Adoption of this standard resulted in a reclassification of Cadence’s net current deferred tax asset to long term on its consolidated balance sheet as of January 2, 2016. No prior periods were retrospectively adjusted.
In May 2014, the Financial Accounting Standards Board, or FASB, issued a comprehensive revenue recognition standard for revenue associated with the delivery of goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date of December 15, 2016. Accordingly, the updated standard is effective for Cadence in the first quarter of fiscal 2018. Cadence has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.
In April 2015, the FASB issued a new accounting standard requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. The new standard is effective for us in the first quarter of fiscal 2016 and requires retrospective application. Adoption of this standard will not have a material impact on Cadence’s consolidated financial statements.
In April 2015, the FASB also issued a new accounting standard that provides explicit guidance with respect to accounting for fees paid in a cloud computing arrangement. The new standard is effective for Cadence in the first quarter of fiscal 2016 and allows for prospective or retrospective application. Adoption of this standard will not have a material impact on Cadence’s consolidated financial statements.

In September 2015, the FASB issued a new accounting standard to simplify the accounting for measurement period adjustments that occur in periods after a business combination is consummated. The new standard requires that an acquirer recognize adjustments to provisional amounts in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively adjust the financial statements for measurement period adjustments. The new standard is effective for Cadence in the first quarter of fiscal 2016. Adoption of this standard will not have a material impact on Cadence’s consolidated financial statements.
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
In general, product revenue associated with perpetual licenses where VSOE exists for the undelivered maintenance is recognized upon delivery of the licensed product and maintenance revenue is recognized ratably over the maintenance term. If VSOE does not exist for the undelivered maintenance in a perpetual license, product revenue is recognized ratably over the maintenance term. If certain other criteria are met, revenue for design IP is recognized upon delivery and we accrue the expected costs of maintenance.
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
For an MEA that includes software and nonsoftware elements, Cadence allocates the total consideration based on the relative standalone selling prices of each element. In these circumstances, Cadence is required to use a hierarchy to determine the standalone selling price to be used for allocating consideration to deliverables as follows:

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
Inventories
Inventories are stated at the lower of cost or market value. Cadence’s inventories include high technology parts and components for complex emulation and prototyping hardware systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s policy is to reserve for inventory in excess of 12-month demand or for other known obsolescence or realization issues.
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

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $2.0 million, $2.1 million, and $4.7 million during fiscal 2015, 2014 and 2013, respectively.
Cadence recorded depreciation and amortization expense of $48.7 million, $49.2 million and $49.5 million during fiscal 2015, 2014 and 2013, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2015, 2014 and 2013 were not material.
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
Cadence then records a valuation allowance to reduce the deferred tax assets to the amount that Cadence believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•	The nature and history of current or cumulative financial reporting income or losses;

•	Sources of future taxable income;

•	The anticipated reversal or expiration dates of the deferred tax assets; and

•	Tax planning strategies.
Cadence takes a two-step approach to recognizing and measuring the financial statement benefit of uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement of the audit. Cadence classifies interest and penalties on unrecognized tax benefits as income tax expense or benefit.
Restructuring Charges
Cadence records personnel-related restructuring charges with customary termination benefits when the costs are both probable and estimable. Cadence records personnel-related restructuring charges with non-customary termination benefits when the plan has been communicated to the affected employees. Cadence records facilities-related restructuring charges in the period in which the affected facilities are vacated. In connection with facilities-related restructuring plans, Cadence has made a number of estimates and assumptions related to losses on excess facilities that have been vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.
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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of accumulated deficit in the consolidated statements of stockholders’ equity. There were no losses recorded by Cadence on the reissuance of treasury stock during fiscal 2015, 2014 or 2013.
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
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $7.9 million, $6.6 million and $7.4 million during fiscal 2015, 2014 and 2013, respectively, and is included in marketing and sales in the consolidated income statements.

NOTE 3. DEBT
Cadence’s outstanding debt as of January 2, 2016 and January 3, 2015 was as follows:

	January 2, 2016			January 3, 2015
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2015 Notes	$—	$—	$—	$349,999	$(7,500)	$342,499
2024 Notes	350,000	(1,212)	348,788	350,000	(1,324)	348,676
Revolving credit facility	—	—	—	—	—	—
Total outstanding debt	$350,000	$(1,212)	$348,788	$699,999	$(8,824)	$691,175

2015 Notes
In June 2010, Cadence issued $350.0 million principal amount of 2.625% Cash Convertible Senior Notes due June 1, 2015, or the 2015 Notes. During fiscal 2015, Cadence settled the outstanding principal amount of $350.0 million and paid note holders accrued interest of $3.8 million. The 2015 Notes contained a conversion feature, or the 2015 Notes Embedded Conversion Derivative, that entitled the holders of the notes to receive additional cash payments if the notes were converted prior to maturity. During fiscal 2015, Cadence paid $530.6 million to holders of the 2015 notes that converted prior to maturity. Cadence received proceeds of $530.6 million from the 2015 Notes Hedges, which fully offset the additional cash payments associated with the 2015 Notes Embedded Conversion Derivative.
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
2015 Warrants
At the time of issuance of the 2015 Notes, Cadence entered into separate warrant transactions, or the 2015 Warrants, for the purchase of up to approximately 46.4 million shares of Cadence’s common stock at a strike price of $10.78 per share, for total proceeds of $37.5 million, which was recorded as an increase in stockholders’ equity. As a result of the 2015 Warrants, Cadence experienced dilution to its diluted earnings per share when its average closing stock price exceeded $10.78 for any fiscal quarter until all of the warrants expired. All of the warrants expired between September and December 2015. Upon expiration of the 2015 Warrants, Cadence issued shares of common stock to the purchasers of the 2015 Warrants that represented the value by which the specified daily volume weighted average price of Cadence’s common stock exceeded the strike price of $10.78, as stipulated in the warrant agreements. During fiscal 2015, Cadence issued, on a net settlement basis, approximately 23.1 million shares of common stock to the 2015 Warrant counterparties.
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
As of January 2, 2016 and January 3, 2015, Cadence had no outstanding balance under the revolving credit facility and was in compliance with all financial covenants.

NOTE 4. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of January 2, 2016 and January 3, 2015 were as follows:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Cash and cash equivalents	$616,686	$932,161
Short-term investments	94,498	90,445
Cash, cash equivalents and short-term investments	$711,184	$1,022,606
Cash and Cash Equivalents
The following table summarizes Cadence’s cash and cash equivalents at fair value as of January 2, 2016 and January 3, 2015:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Cash and interest bearing deposits	$255,995	$203,665
Money market funds	360,691	728,496
Total cash and cash equivalents	$616,686	$932,161
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of January 2, 2016 and January 3, 2015:

	As of January 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,905	$1	$(77)	$34,829
Bank certificates of deposit	15,049	1	(4)	15,046
United States Treasury securities	36,372	2	(88)	36,286
United States government agency securities	4,151	1	—	4,152
Commercial paper	1,993	—	—	1,993
Marketable debt securities	92,470	5	(169)	92,306
Marketable equity securities	1,817	375	—	2,192
Total short-term investments	$94,287	$380	$(169)	$94,498

	As of January 3, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,919	$6	$(31)	$34,894
Bank certificates of deposit	21,900	10	—	21,910
United States Treasury securities	19,375	12	(13)	19,374
United States government agency securities	9,209	3	(4)	9,208
Commercial paper	3,184	4	(2)	3,186
Marketable debt securities	88,587	35	(50)	88,572
Marketable equity securities	1,817	56	—	1,873
Total short-term investments	$90,404	$91	$(50)	$90,445
As of January 2, 2016, no securities held by Cadence had been in an unrealized loss position for greater than nine months.
The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of January 2, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$50,777	$50,751
Due in one to three years	41,693	41,555
Total marketable debt securities included in short-term investments	$92,470	$92,306
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
The equity method income or loss recorded by Cadence is based on its percentage ownership in the issuer.
Cadence’s non-marketable investments as of January 2, 2016 and January 3, 2015 were as follows:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Cost method	$1,081	$1,081
Equity method	2,836	5,058
Total non-marketable investments	$3,917	$6,139

NOTE 5. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of January 2, 2016 and January 3, 2015 were as follows:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Accounts receivable	$107,041	$79,410
Unbilled accounts receivable	57,807	43,082
Long-term receivables	4,498	3,644
Total receivables	$169,346	$126,136
Less allowance for doubtful accounts	—	—
Total receivables, net	$169,346	$126,136
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of January 2, 2016, one customer accounted for 12% of Cadence’s total receivables, and no other customer accounted for 10% or more of Cadence’s total receivables. As of January 3, 2015, no one customer accounted for 10% or more of Cadence’s total receivables. As of January 2, 2016, approximately 45% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of January 3, 2015, approximately 43% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

NOTE 6. INCOME TAXES
Cadence’s income before provision (benefit) for income taxes included income from the United States and from foreign subsidiaries for fiscal 2015, 2014 and 2013, is as follows:

	2015	2014	2013
	(In thousands)
United States	$47,867	$12,680	$20,092
Foreign subsidiaries	219,729	168,322	138,904
Total income before provision (benefit) for income taxes	$267,596	$181,002	$158,996
Cadence’s foreign subsidiaries are generally subject to lower statutory tax rates than the United States statutory federal income tax rate of 35%.

Cadence’s provision (benefit) for income taxes was comprised of the following items for fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Current:
Federal	$(10,265)	$(13,754)	$(40,494)
State and local	(713)	(1,159)	2,574
Foreign	24,622	19,100	28,040
Total current	13,644	4,187	(9,880)

Deferred:
Federal	(13,165)	2,075	4,888
State and local	1,751	1,633	3,037
Foreign	(1,734)	8,770	(10,291)
Total deferred	(13,148)	12,478	(2,366)

Tax expense allocated to shareholders’ equity	14,683	5,439	6,999

Total provision (benefit) for income taxes	$15,179	$22,104	$(5,247)
The provision (benefit) for income taxes differs from the amount estimated by applying the United States statutory federal income tax rate of 35% to income before provision (benefit) for income taxes for fiscal 2015, 2014 and 2013 as follows:

	2015	2014	2013
	(In thousands)
Provision computed at federal statutory income tax rate	$93,659	$63,350	$55,648
State and local income tax, net of federal tax effect	3,621	1,168	4,085
Foreign income tax rate differential	(56,873)	(39,012)	(39,144)
Non-deductible share-based compensation costs	2,687	5,726	2,053
Change in deferred tax asset valuation allowance	(11,066)	10,065	18,354
Tax credits	(19,243)	(17,331)	(18,372)
Repatriation of foreign earnings	50	(2,910)	(2,116)
Non-deductible research and development expense	336	2,195	3,043
Tax effects of intra-entity transfer of assets	(7,928)	(5,397)	270
Domestic production activity deduction	—	(1,281)	(1,088)
Withholding taxes	5,119	4,064	3,333
Interest and penalties not included in tax settlements	331	(382)	1,701
Increase (decrease) in unrecognized tax benefits not included in tax settlements	3,530	157	(33,730)
Other	956	1,692	716
Provision (benefit) for income taxes	$15,179	$22,104	$(5,247)
Effective tax rate	6%	12%	(3)%

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 was signed into law, retroactively extending the United States federal research and development credit from January 1, 2015. As a result, Cadence recognized the retroactive benefit of approximately $10.1 million in the fourth quarter of 2015, the period in which the legislation was enacted.

The components of deferred tax assets and liabilities consisted of the following as of January 2, 2016 and January 3, 2015:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$189,672	$180,127
Reserves and accruals	54,774	65,935
Intangible assets	29,256	38,938
Capitalized research and development expense for income tax purposes	26,332	33,552
Operating loss carryforwards	25,208	25,285
Deferred income	16,407	19,534
Capital loss carryforwards	20,552	21,494
Stock-based compensation costs	17,612	20,009
Depreciation and amortization	22,442	10,904
Investments	7,113	6,825
Other	—	1,332
Total deferred tax assets	409,368	423,935
Valuation allowance	(91,677)	(102,742)
Net deferred tax assets	317,691	321,193

Deferred tax liabilities:
Intangible assets	(45,697)	(57,040)
Undistributed foreign earnings	(25,156)	(28,026)
Other	(1,390)	(1,607)
Total deferred tax liabilities	(72,243)	(86,673)
Total net deferred tax assets	$245,448	$234,520
The table of deferred tax assets and liabilities above does not include certain deferred tax assets as of January 2, 2016 that arose directly from tax deductions related to stock compensation greater than compensation recognized for financial reporting. Stockholders’ equity will be increased $8.1 million if and when such deferred tax assets are ultimately realized. Cadence uses tax law ordering when determining when excess tax benefits have been realized.
Cadence early adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” effective January 2, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of Cadence’s net current deferred tax asset to the net non-current deferred tax asset in the consolidated balance sheet as of January 2, 2016. No prior periods were retrospectively adjusted. For information regarding new accounting standards applicable to Cadence, see Note 2 in the notes to consolidated financial statements under the heading “New Accounting Standards.”
Cadence regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. During fiscal 2015, Cadence determined that there was sufficient positive evidence to judge that $317.7 million of deferred tax assets were more likely than not to be realized. The evidence that the Company relied on to make this determination included the following:

•	The magnitude and duration of Cadence’s profitability in the United States;

•	Cadence’s multi-year history of approximately 90% of the aggregate value of its bookings being of a type that revenue is recurring in nature;

•	Cadence’s existing revenue backlog as of January 2, 2016 that provides Cadence with an objective source of future revenues to be recognized in fiscal 2016 and subsequent periods; and

•	Cadence’s expectation of having sufficient sources of income in the future to prevent the expiration of deferred tax assets.

During fiscal 2015 and 2014, Cadence maintained valuation allowances of $91.7 million and $102.7 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:

•
Tax credits in certain states that are accumulating at a rate greater than Cadence’s capacity to utilize the credits and tax credits in certain states where it is likely the credits will expire unused;

•	Federal, state and foreign deferred tax assets related to investments and capital losses that can only be utilized against gains that are capital in nature; and

•	Foreign tax credits that can only be fully utilized if Cadence has sufficient income of a specific character in the future.
Cadence provides for United States income taxes on the earnings of foreign subsidiaries unless the earnings are considered indefinitely invested outside of the United States. Cadence intends to indefinitely reinvest $594.2 million of undistributed earnings of its foreign subsidiaries as of January 2, 2016, to meet the working capital and long-term capital needs of its foreign subsidiaries.
Cadence has not calculated the unrecognized deferred tax liability for these indefinitely reinvested foreign earnings because it was impracticable due to the complexities and uncertainties of the hypothetical calculation.
As of January 2, 2016, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal*	$25,976	from 2021 through 2035
California*	240,885	from 2016 through 2035
Other states (tax effected, net of federal benefit)*	3,177	from 2016 through 2035
Foreign (tax effected)	7,193	from 2032 through indefinite
_____________
* Includes net operating losses that arose directly from tax deductions for stock compensation greater than compensation recognized for financial reporting.
As of January 2, 2016, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$139,820	from 2016 through 2035
California	30,455	indefinite
Other states	6,150	from 2016 through 2030
Foreign	13,246	from 2017 through 2035
_____________
*Certain of Cadence’s foreign tax credits are anticipated and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns.
In September 2015, a Cadence foreign subsidiary entered into a settlement agreement with a foreign tax authority with respect to its tax returns from 2010 through 2012. As a result of the settlement, Cadence recognized a tax benefit of $1.2 million from the recognition of previously unrecognized tax benefits. The settlement also provided Cadence with additional visibility into when it could expect to utilize certain tax credits, which in turn allowed Cadence to release $12.6 million of valuation allowance on anticipated credits.

As of January 2, 2016 Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States - Federal	2012
United States - California	2011
Hungary	2007
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$97,224	$78,279	$92,378
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year*	(7,331)	8,301	6,196
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	7,513	12,381	5,119
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(9,571)	—	(15,171)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(119)	(86)	(11,850)
Effect of foreign currency translation	104	(1,651)	1,607
Unrecognized tax benefits at the end of the fiscal year	$87,820	$97,224	$78,279

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$48,335	$57,127	$49,458
_________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision (benefit) for income taxes for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands)
Interest	$110	$255	$(12,470)
Penalties	(127)	(748)	(7,698)
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of January 2, 2016 and January 3, 2015 were as follows:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Interest	$1,128	$1,155
Penalties	270	446

NOTE 7. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Equipment, vehicles and facilities are leased under various operating leases expiring at various dates through 2027. Certain of these leases contain renewal options and escalating rent payments. Rental expense is recognized on a straight-line basis and was as follows during fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Rent expense	$27,406	$26,666	$25,450
As of January 2, 2016, future minimum lease payments under non-cancelable operating leases were as follows:

		Committed
	Operating	Sub-lease	Net Operating
	Leases	Income	Leases
For the fiscal years:	(In thousands)
2016	$21,669	$(671)	$20,998
2017	13,009	(80)	12,929
2018	8,996	—	8,996
2019	6,199	—	6,199
2020	2,600	—	2,600
Thereafter	2,608	—	2,608
Total lease payments	$55,081	$(751)	$54,330
Of the operating lease payments noted above, $0.4 million was accrued as part of Cadence’s restructuring plans as of January 2, 2016 and will be charged against the restructuring accrual as paid.
Purchase Obligations
Cadence had purchase obligations of $48.2 million as of January 2, 2016 that were associated with agreements or commitments for purchases of goods or services.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2015, 2014 or 2013.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2015, 2014 or 2013.

NOTE 8. STOCK REPURCHASE PROGRAMS
In July 2015, Cadence’s Board of Directors approved an 18-month plan to repurchase shares of Cadence common stock of up to an aggregate of $1.2 billion, beginning in the third quarter of fiscal 2015. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time.
Total repurchase authorizations that remained in effect as of January 2, 2016 were as follows:

Authorization Date	Amount	Remaining Authorization
	(In thousands)
February 2008	$500,000	$—
August 2008	500,000	381,083
July 2015	578,804	578,804
Total remaining authorization		$959,887
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands)
Shares repurchased	16,255	5,856	—
Total cost of repurchased shares	$333,189	$100,117	$—

NOTE 9. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2015, Cadence’s shareholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 7.5 million. As of January 2, 2016, the total number of shares available for issuance under the Omnibus Plan is approximately 23.0 million plus any shares that are forfeited under prior plans. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a three to four-year period. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan, or the Directors Plan, provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. The maximum number of shares available for issuance under the Directors Plan is approximately 3.6 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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

Stock-based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the Employee Stock Purchase Plan, or ESPP, during fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands)
Stock options	$7,903	$11,870	$13,100
Restricted stock	78,615	65,894	49,019
ESPP	5,823	6,028	4,166
Total stock-based compensation expense	$92,341	$83,792	$66,285

Income tax benefit	$24,294	$20,544	$16,236
Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2015, 2014 and 2013 as follows:

	2015	2014	2013
	(In thousands)
Cost of product and maintenance	$2,436	$2,244	$1,596
Cost of services	3,561	3,280	2,321
Marketing and sales	21,654	20,580	15,642
Research and development	49,755	43,173	32,999
General and administrative	14,935	14,515	13,727
Total stock-based compensation expense	$92,341	$83,792	$66,285
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Dividend yield	None	None	None
Expected volatility	26.8%	29.2%	40.0%
Risk-free interest rate	1.61%	1.59%	0.86%
Expected term (in years)	5.0	4.8	4.7
Weighted-average fair value of options granted	$4.60	$3.89	$4.93

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2015 is presented below:

		Weighted- Average	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of January 3, 2015	13,876	$9.71
Granted	1,305	17.25
Exercised	(5,948)	8.79
Canceled and forfeited	(256)	12.26
Options outstanding as of January 2, 2016	8,977	$11.35	3.5	$84,954
Options vested as of January 2, 2016	7,098	$10.35	3.1	$74,264
Options vested as of, and expected to vest after, January 2, 2016	8,976	$11.35	3.5	$84,947
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants of $8.2 million as of January 2, 2016, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.3 years.
The total intrinsic value of and cash received from options exercised during fiscal 2015, 2014 and 2013 was:

	2015	2014	2013
	(In thousands)
Intrinsic value of options exercised	$67,363	$24,032	$15,114
Cash received from options exercised	52,261	46,123	27,569
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
Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(In thousands)
Stock-based compensation expense related to performance-based grants	$5,544	$5,227	$4,340

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2015, is presented below:

		Weighted- Average Grant Date	Weighted- Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of January 3, 2015	10,451	$15.51
Granted	5,849	19.62
Vested	(5,019)	14.68
Forfeited	(704)	16.34
Unvested shares as of January 2, 2016	10,577	$18.13	1.1	$220,103
Unvested shares expected to vest after January 2, 2016	10,000	$18.08	1.1	$208,091
Cadence had total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants of $143.7 million as of January 2, 2016, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.0 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2015, 2014 and 2013 was:

	2015	2014	2013
	(In thousands)
Fair value of restricted stock realized upon vesting	$99,564	$75,283	$58,091
Employee Stock Purchase Plan
Cadence provides an ESPP, as amended from time to time. Under the terms of the ESPP, Cadence is authorized to issue up to 74.0 million shares of common stock.
Under the terms of the ESPP, for the offering period that commenced February 1, 2014, a majority of Cadence employees are eligible to purchase Cadence’s common stock in an amount not to exceed 7% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $9,411.76 worth of common stock.
Under the ESPP and through the January 31, 2014 purchase date, a majority of Cadence’s employees could purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 5% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $7,058.82 worth of common stock. Each offering period has a six-month duration beginning on either February 1 or August 1. The purchase dates fall on the last days of the six-month offering periods.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Dividend yield	None	None	None
Expected volatility	22.9%	24.2%	25.7%
Risk-free interest rate	0.13%	0.06%	0.09%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of options granted	$4.23	$3.39	$3.21

Shares of common stock issued under the ESPP for fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	1,519	1,689	1,382
Cash received for the purchase of shares under the ESPP	$22,449	$20,017	$15,088
Weighted-average purchase price per share	$14.78	$11.85	$10.91
Reserved for Future Issuance
As of January 2, 2016, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	21,523
Employee stock purchase plans	6,660
Directors stock option plans*	1,845
Total	30,028
_____________
* Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.

NOTE 10. ACQUISITIONS
In June 2014, Cadence acquired Jasper Design Automation, Inc., or Jasper, a privately held provider of formal analysis solutions based in Mountain View, California. The acquired technology complements Cadence’s existing system design and verification platforms. Total cash consideration for Jasper, after taking into account adjustments for certain costs, and cash held by Jasper at closing of $28.7 million, was $139.4 million. Cadence will also make payments to certain employees through the third quarter of fiscal 2017 subject to continued employment and other conditions.
Cadence also completed two other business combinations during fiscal 2014 for total cash consideration of $27.5 million, after taking into account cash acquired of $2.1 million.
In April, 2013, Cadence acquired Tensilica, Inc., or Tensilica, a privately held provider of configurable dataplane processing units. Total cash consideration for Tensilica, after taking into account adjustments for certain costs and cash held by Tensilica at closing of $26.3 million, was $319.3 million. Cadence will also make payments to certain employees through the second quarter of fiscal 2016 subject to continued employment and other conditions.
Acquisition-related Transaction Costs
Transaction costs associated with acquisitions were $0.7 million, $3.7 million and $8.7 million during fiscal 2015, 2014 and 2013, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence’s consolidated income statements.

NOTE 11. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2015 and 2014 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2013	$456,905
Goodwill resulting from acquisitions	102,025
Measurement period adjustments	(3,476)
Effect of foreign currency translation	(1,687)
Balance as of January 3, 2015	553,767
Effect of foreign currency translation	(1,995)
Balance as of January 2, 2016	$551,772
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
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2015 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.
Acquired Intangibles, Net
Acquired intangibles as of January 2, 2016 were as follows, excluding intangibles that were fully amortized as of January 3, 2015:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$329,627	$(124,097)	$205,530
Agreements and relationships	173,325	(86,808)	86,517
Tradenames, trademarks and patents	10,119	(5,684)	4,435
Total acquired intangibles	513,071	(216,589)	296,482
During fiscal 2015, Cadence completed certain projects previously included in in-process technology and transferred approximately $1.6 million to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2015, 2014 and 2013, by consolidated income statement caption, was as follows:

	2015	2014	2013
	(In thousands)
Cost of product and maintenance	$40,532	$36,907	$24,023
Amortization of acquired intangibles	23,716	24,017	19,416
Total amortization of acquired intangibles	$64,248	$60,924	$43,439
Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2016	$57,450
2017	52,770
2018	49,112
2019	43,132
2020	37,944
Thereafter	56,074
Total estimated amortization expense	$296,482

NOTE 12. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During fiscal 2015, Cadence initiated a restructuring plan, or the 2015 Restructuring Plan, and recorded restructuring and other charges of approximately $4.2 million related to severance payments and termination benefits. As of January 2, 2016, total liabilities related to the 2015 Restructuring Plan were $0.6 million. Cadence expects to make cash payments for severance and related benefits for the 2015 Restructuring Plan through the fourth quarter of fiscal 2016.
Cadence also initiated restructuring plans during both fiscal 2014 and fiscal 2013, or the 2014 and 2013 Restructuring Plans, and recorded combined restructuring and other charges under both plans of approximately $29.0 million related to severance payments and termination benefits and impairments of certain long-lived assets. As of January 2, 2016, total liabilities related to various restructuring plans initiated prior to fiscal 2015 were $0.5 million. Cash payments for restructuring plans initiated prior to fiscal 2015 will be made through fiscal 2017.

The following table presents activity for Cadence’s restructuring plans during fiscal 2015, 2014 and 2013:

	Severance and Benefits	Excess Facilities	Other	Total
	(In thousands)
Balance, December 29, 2012	$—	$4,343	$—	$4,343
Restructuring and other charges, net	17,589	101	309	17,999
Non-cash charges	—	—	(309)	(309)
Cash payments	(6,944)	(951)	—	(7,895)
Effect of foreign currency translation	27	59	—	86
Balance, December 28, 2013	$10,672	$3,552	$—	$14,224
Restructuring and other charges (credits), net	8,004	(945)	3,193	10,252
Non-cash charges	—	—	(2,450)	(2,450)
Cash payments	(13,967)	(1,056)	(262)	(15,285)
Effect of foreign currency translation	(247)	(284)	—	(531)
Balance, January 3, 2015	$4,462	$1,267	$481	$6,210
Restructuring and other charges (credits), net	3,636	1,095	(220)	4,511
Non-cash charges	—	(116)	—	(116)
Cash payments	(7,322)	(1,798)	(261)	(9,381)
Effect of foreign currency translation	(25)	(62)	—	(87)
Balance, January 2, 2016	$751	$386	$—	$1,137
The remaining liability for Cadence’s restructuring plans is recorded in the consolidated balance sheet as follows:

As of
January 2, 2016
(In thousands)
Accounts payable and accrued liabilities	$990
Other long-term liabilities	147
Total liabilities	$1,137

NOTE 13. OTHER INCOME, NET
Cadence’s other income, net, for fiscal 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(In thousands)
Interest income	$2,667	$1,827	$1,706
Gains on sale of marketable debt and equity securities, net	21	722	1,364
Gains on non-marketable investments	2,348	2,524	1,098
Gains (losses) on securities in NQDC trust	(369)	3,415	3,293
Gains on foreign exchange	5,606	1,742	285
Write-down of non-marketable investments	—	(1,956)	(464)
Other income, net	204	205	288
Total other income, net	$10,477	$8,479	$7,570

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
The calculations for basic and diluted net income per share for fiscal 2015, 2014 and 2013 are as follows:

	2015	2014	2013
	(In thousands, except per share amounts)
Net income	$252,417	$158,898	$164,243
Weighted-average common shares used to calculate basic net income per share	288,018	283,349	277,796
Convertible notes	—	—	8
2015 Warrants	16,434	15,930	10,549
Stock-based awards	7,850	7,496	6,211
Weighted-average common shares used to calculate diluted net income per share	312,302	306,775	294,564
Net income per share - basic	$0.88	$0.56	$0.59
Net income per share - diluted	$0.81	$0.52	$0.56
The 2015 Warrants expired on various dates from September 2015 through December 2015, and Cadence issued approximately 23.1 million shares of common stock to the purchasers of the 2015 Warrants.
The following table presents shares of Cadence’s common stock outstanding for fiscal 2015, 2014 and 2013 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2015	2014	2013
	(In thousands)
2013 Warrants*	—	—	6,830
Options to purchase shares of common stock	1,029	2,773	5,973
Non-vested shares of restricted stock	60	18	846
Total potential common shares excluded	1,089	2,791	13,649
____________
* These warrants expired on various dates from February 2014 through April 2014.

NOTE 15. BALANCE SHEET COMPONENTS

A summary of certain balance sheet components as of January 2, 2016 and January 3, 2015 is as follows:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Inventories:
Raw materials	$40,499	$42,428
Finished goods	16,263	13,966
Inventories	$56,762	$56,394

Prepaid expenses and other:
Prepaid expenses and other current assets	$31,967	$31,856
Deferred income taxes	—	94,457
Prepaid expenses and other	$31,967	$126,313

Property, plant and equipment:
Computer equipment and related software	$471,842	$445,536
Buildings	126,156	126,382
Land	55,898	55,926
Leasehold, building and land improvements	90,400	91,128
Furniture and fixtures	21,847	22,424
Equipment	42,274	40,637
In-process capital assets	1,527	630
Total cost	809,944	782,663
Less: Accumulated depreciation and amortization	(581,345)	(552,551)
Property, plant and equipment, net	$228,599	$230,112

Other assets:
Deferred income taxes	$245,651	$140,969
Other long-term assets	59,252	68,397
Other assets	$304,903	$209,366

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$155,592	$151,526
Accounts payable	25,152	12,102
Income taxes payable - current	11,024	9,118
Accrued operating liabilities	46,254	52,629
Accounts payable and accrued liabilities	$238,022	$225,375

NOTE 16. FAIR VALUE
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2015.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of January 2, 2016 and January 3, 2015:

	Fair Value Measurements as of January 2, 2016:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$360,691	$360,691	$—	$—
Short-term investments:
Corporate debt securities	34,829	—	34,829	—
Bank certificates of deposit	15,046	—	15,046	—
United States Treasury securities	36,286	36,286	—	—
United States government agency securities	4,152	4,152	—	—
Commercial paper	1,993	—	1,993	—
Marketable equity securities	2,192	2,192	—	—
Trading securities held NQDC trust	24,905	24,905	—	—
Total Assets	$480,094	$428,226	$51,868	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	362	—	362	—
Total Liabilities	$362	$—	$362	$—

	Fair Value Measurements as of January 3, 2015:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$728,496	$728,496	$—	$—
Short-term investments:
Corporate debt securities	34,894	—	34,894	—
Bank certificates of deposit	21,910	—	21,910	—
United States Treasury securities	19,374	19,374	—	—
United States government agency securities	9,208	9,208	—	—
Commercial paper	3,186	—	3,186	—
Marketable equity securities	1,873	1,873	—	—
Trading securities held in NQDC trust	27,034	27,034	—	—
2015 Notes Hedges	523,930	—	523,930	—
Total Assets	$1,369,905	$785,985	$583,920	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$3,163	$—	$3,163	$—
2015 Notes Embedded Conversion Derivative	523,930	—	523,930	—
Total Liabilities	$527,093	$—	$527,093	$—
Level 1 Measurements
Cadence’s cash equivalents held in money market funds, available-for-sale United States Treasury securities, United States government agency securities, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.
Level 2 Measurements
As of January 3, 2015, the 2015 Notes Hedges and the 2015 Notes Embedded Conversion Derivative were measured at fair value using a combination of level 1 and level 2 inputs. These instruments were not actively traded and were valued using an option pricing model that used observable market data for all inputs, such as implied volatility of Cadence’s common stock, risk-free interest rate and other factors.
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

NOTE 17. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands)
Contributions to defined contribution plans	$22,337	$21,121	$20,055

Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s NQDC. Deferred compensation payments are held in investment accounts and the values of the accounts are adjusted each quarter based on the fair value of the investments held in the NQDC. These investments are classified as trading securities in the consolidated balance sheets and gains and losses are recognized as other income, net in the consolidated income statements. Net recognized gains (loss) of trading securities during fiscal 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(In thousands)
Trading securities	$(369)	$3,415	$3,293
Certain of Cadence’s international subsidiaries sponsor defined benefit retirement plans. The unfunded projected benefit obligation for Cadence’s defined benefit retirement plans is recorded in other long-term liabilities in the consolidated balance sheets. The unfunded projected benefit obligation for these retirement plans as of January 2, 2016, January 3, 2015 and December 28, 2013 was as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
	(In thousands)
Unfunded projected benefit obligation - defined benefit retirement plans	$6,131	$6,794	$7,160
Cadence recorded total expense related to these defined benefit retirement plans during fiscal 2015, 2014 and 2013 as follows:

	2015	2014	2013
	(In thousands)
Expense related to defined benefit retirement plans	$1,359	$1,799	$1,817

NOTE 18. OTHER COMPREHENSIVE INCOME (LOSS)
Cadence’s other comprehensive income (loss) is comprised of foreign currency translation gains and losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s consolidated statements of comprehensive income.
Accumulated other comprehensive income (loss) was comprised of the following as of January 2, 2016, and January 3, 2015:

	As of
	January 2, 2016	January 3, 2015
	(In thousands)
Foreign currency translation gain (loss)	$(9,569)	$15,707
Changes in defined benefit plan liabilities	(3,066)	(3,401)
Unrealized holding gains on available-for-sale securities	210	41
Total accumulated other comprehensive income (loss)	$(12,425)	$12,347
For fiscal 2015, 2014 and 2013, there were no significant amounts reclassified to net income from foreign currency translation gain (loss) or changes in defined benefit plan liabilities components of accumulated other comprehensive income (loss).

Changes in unrealized holding gains or losses on available-for-sale securities includes the following for fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Unrealized holding gains or losses	$202	$(156)	$(127)
Reclassification of unrealized holding gains or losses to other income, net	(33)	(149)	(53)
Changes in unrealized holding gains or losses	$169	$(305)	$(180)

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
The following table presents a summary of revenue by geography for fiscal 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands)
Americas:
United States	$782,419	$696,608	$648,714
Other Americas	25,960	23,357	22,940
Total Americas	808,379	719,965	671,654
Asia	413,588	360,280	289,065
Europe, Middle East and Africa	316,684	328,724	303,593
Japan	163,440	171,963	195,804
Total	$1,702,091	$1,580,932	$1,460,116
The following table presents a summary of long-lived assets by geography as of January 2, 2016, January 3, 2015 and December 28, 2013:

	As of
	January 2, 2016	January 3, 2015	December 28, 2013
	(In thousands)
Americas:
United States	$189,665	$200,760	$207,694
Other Americas	387	578	294
Total Americas	190,052	201,338	207,988
Asia	24,767	22,145	23,508
Europe, Middle East and Africa	12,832	5,951	6,326
Japan	948	678	893
Total	$228,599	$230,112	$238,715

NOTE 20. SUBSEQUENT EVENT
On January 28, 2016, Cadence entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility, or the 2019 Term Loan, with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The 2019 Term Loan is unsecured, and the proceeds will be used for general corporate purposes, including the repurchase of its common stock.
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio.
The covenants of the 2019 Term Loan are consistent with Cadence’s existing five-year senior unsecured revolving credit facility and include customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain investments, asset dispositions and restricted payments. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 2.75 to 1, with a step-up to 3.25 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.50 to 1 and 3.00 to 1. The term loan agreement also requires Cadence to maintain an EBITDA to interest charges ratio of at least 3.00 to 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director
Dated:	February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	DATE:	February 18, 2016
Lip-Bu Tan
President, Chief Executive Officer and Director

/s/ Geoffrey G. Ribar	DATE:	February 18, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Dr. John B. Shoven	February 18, 2016
Dr. John B. Shoven, Chairman of the Board of Directors

/s/	Mark W. Adams	February 18, 2016
Mark W. Adams, Director

/s/	Susan L. Bostrom	February 18, 2016
Susan L. Bostrom, Director

/s/	Dr. James D. Plummer	February 18, 2016
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 18, 2016
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	George M. Scalise	February 18, 2016
George M. Scalise, Director

/s/	Roger S. Siboni	February 18, 2016
Roger S. Siboni, Director

/s/	Young K. Sohn	February 18, 2016
Young K. Sohn, Director

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
2.02	Agreement and Plan of Merger, dated as of March 11, 2013, by and among the Registrant, Tundra Holdings, Inc., Tundra Subsidiary Corporation, Tensilica, Inc. and Shareholder Representative Services LLC, as Stockholder Agent.	10-Q	000-15867	2.01	4/25/2013
3.01	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	8/18/1998
3.02	Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	3/27/2000
3.03	The Registrant's Amended and Restated Bylaws, effective as of May 5, 2014.	8-K	000-15867	3.01	5/7/2014
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
10.01*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008 under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013

10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.11*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011
10.12*	Form of Incentive Stock Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	The Registrant's Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-204278	99.01	5/18/2015
10.16*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.02	5/7/2014
10.17*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.03	5/7/2014
10.18*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.19*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.20*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.21*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.22*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-188449	99.01	5/8/2013
10.23*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.24*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.25*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.1	2/26/2008
10.26*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	2/26/2008
10.27*	Amendments Number One, Two and Three of the Registrant’s 2009 Deferred Compensation Plan.					X
10.28*	The Senior Executive Bonus Plan.					X
10.29*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011

10.30	Chip Estimate Corporation 2003 Stock Option Plan.	S-8	333-149877	99.1	3/24/2008
10.31	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.32	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.33	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan.	S-8	333-194102	99.01	2/24/2014
10.34	Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.01	7/23/2014
10.35	Form of Incentive Stock Award Agreement under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.02	7/23/2014
10.36	Form of Stock Option Agreement under the Jasper Design Automation, Inc. 2011 Stock Incentive Plan.	S-8	333-197579	99.03	7/23/2014
10.37*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	001-10606	10.01	12/11/2008
10.38*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.39*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.40*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Chi-Ping Hsu.	10-K	001-10606	10.95	3/2/2009
10.41*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.42*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.43*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.44*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.45*	Employment Agreement, effective as of October 21, 2011, between the Registrant and Geoffrey G. Ribar.	10-K	001-10606	10.77	2/24/2012
10.46*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.47*	Employment Agreement, effective as of March 16, 2015, between the Registrant and Anirudh Devgan.	10-Q	000-15867	10.01	4/27/2015
10.48*	Executive Transition and Release Agreement, dated October 28, 2015, between the Registrant and Charlie Huang.	8-K	000-15867	10.01	10/29/2015
10.49*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.					X
10.50	Credit Agreement, dated as of December 12, 2012, by and among the Registrant, certain subsidiaries of the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	12/13/2012

10.51	First Amendment to Credit Agreement, dated as of September 19, 2014, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	9/22/2014
10.52	Term Loan Agreement, dated as of January 28, 2016, by and among the Registrant, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., and other lenders party thereto.	8-K	000-15867	10.01	2/3/2016
21.01	Subsidiaries of the Registrant.					X
23.01	Independent Registered Public Accounting Firm’s Consent.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.