Form 10-Q
period 2016-04-02
CADENCE DESIGN SYSTEMS INC
filed 2016-04-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 2, 2016, approximately 300,862,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	April 2, 2016	January 2, 2016
		As Adjusted (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$810,400	$616,686
Short-term investments	96,317	94,498
Receivables, net	147,533	164,848
Inventories	56,634	56,762
Prepaid expenses and other	41,360	31,441
Total current assets	1,152,244	964,235
Property, plant and equipment, net of accumulated depreciation of $592,978 and $581,345, respectively	231,180	228,599
Goodwill	551,897	551,772
Acquired intangibles, net of accumulated amortization of $224,474 and $216,589, respectively	283,825	296,482
Long-term receivables	11,365	4,498
Other assets	308,513	299,929
Total assets	$2,539,024	$2,345,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$—
Accounts payable and accrued liabilities	195,216	238,022
Current portion of deferred revenue	322,684	298,285
Total current liabilities	567,900	536,307
Long-term liabilities:
Long-term portion of deferred revenue	38,447	30,209
Long-term debt	642,862	343,288
Other long-term liabilities	55,763	59,596
Total long-term liabilities	737,072	433,093
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of par value	1,844,287	1,863,086
Treasury stock, at cost	(587,348)	(400,555)
Accumulated deficit	(15,622)	(73,991)
Accumulated other comprehensive loss	(7,265)	(12,425)
Total stockholders’ equity	1,234,052	1,376,115
Total liabilities and stockholders’ equity	$2,539,024	$2,345,515
See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenue:
Product and maintenance	$411,744	$383,637
Services	36,118	27,729
Total revenue	447,862	411,366
Costs and expenses:
Cost of product and maintenance	44,181	42,059
Cost of services	17,873	18,526
Marketing and sales	99,200	100,268
Research and development	179,906	162,996
General and administrative	28,300	27,642
Amortization of acquired intangibles	5,780	6,231
Restructuring and other charges	14,586	4,359
Total costs and expenses	389,826	362,081
Income from operations	58,036	49,285
Interest expense	(5,357)	(11,754)
Other income, net	4,763	4,781
Income before provision for income taxes	57,442	42,312
Provision for income taxes	6,880	6,053
Net income	$50,562	$36,259
Net income per share - basic	$0.17	$0.13
Net income per share - diluted	$0.17	$0.12
Weighted average common shares outstanding – basic	296,615	284,523
Weighted average common shares outstanding – diluted	303,434	311,847

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$50,562	$36,259
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	4,214	(8,890)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	865	65
Changes in defined benefit plan liabilities	81	291
Total other comprehensive income (loss), net of tax effects	5,160	(8,534)
Comprehensive income	$55,722	$27,725

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Cash and cash equivalents at beginning of period	$616,686	$932,161
Cash flows from operating activities:
Net income	50,562	36,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,231	29,433
Amortization of debt discount and fees	255	5,945
Stock-based compensation	24,632	21,861
Gain on investments, net	(2,617)	(1,270)
Deferred income taxes	1,623	1,864
Other non-cash items	209	929
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	11,618	(12,450)
Inventories	(3,714)	1,682
Prepaid expenses and other	(10,132)	(10,004)
Other assets	(3,595)	3,627
Accounts payable and accrued liabilities	(42,557)	(44,754)
Deferred revenue	30,710	16,812
Other long-term liabilities	(5,034)	(3,246)
Net cash provided by operating activities	83,191	46,688
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,525)	(33,161)
Proceeds from the sale of available-for-sale securities	1,000	20,551
Proceeds from the maturity of available-for-sale securities	19,000	10,350
Proceeds from the sale of long-term investments	2,583	1,364
Purchases of property, plant and equipment	(12,116)	(7,520)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(3,853)	—
Net cash used for investing activities	(13,911)	(8,416)
Cash flows from financing activities:
Proceeds from term loans	300,000	—
Proceeds from revolving credit facility	50,000	—
Payment of convertible notes	—	(53,862)
Payment of convertible notes embedded conversion derivative liability	—	(77,139)
Proceeds from convertible notes hedges	—	77,139
Payment of debt issuance costs	(542)	—
Excess tax benefits from stock-based compensation	—	6,482
Proceeds from issuance of common stock	24,200	24,609
Stock received for payment of employee taxes on vesting of restricted stock	(15,225)	(14,114)
Payments for repurchases of common stock	(240,000)	(36,797)
Net cash provided by (used for) financing activities	118,433	(73,682)
Effect of exchange rate changes on cash and cash equivalents	6,001	(9,015)
Increase (decrease) in cash and cash equivalents	193,714	(44,425)
Cash and cash equivalents at end of period	$810,400	$887,736

Supplemental cash flow information:
Cash paid for interest	$109	$125
Cash paid for taxes, net	$4,799	$10,868

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016. Certain prior period balances have been reclassified to conform to current period presentation.
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
Use of Estimates
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
New Accounting Standards
In March 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard intended to simplify various aspects related to how stock-based awards are accounted for and presented in the financial statements. The new standard: (a) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (b) requires classification of excess tax benefits as an operating activity in the statement of cash flows rather than a financing activity, (c) eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable, (d) modifies statutory withholding tax requirements, and (e) provides for a policy election to account for forfeitures as they occur. The guidance is effective in the first quarter of fiscal 2017 and early adoption is permitted if all amendments are adopted in the same period. Cadence elected to early adopt the new standard during the first quarter of fiscal 2016. As a result of early adoption, Cadence recorded all income tax effects of share-based awards in its provision for income taxes in the condensed consolidated income statements. Cadence also recorded a cumulative effect adjustment of approximately $7.8 million as a reduction of opening accumulated deficit on Cadence’s condensed consolidated balance sheets. The cumulative effect adjustment was comprised of approximately $8.1 million related to the recognition of income tax benefits in excess of compensation expense, offset by $0.3 million related to the policy election to recognize the impact of forfeitures on stock-based compensation expense as they occur. Additionally, Cadence adopted the change in presentation in the condensed consolidated statement of cash flows related to excess tax benefits on a prospective basis. Accordingly, prior periods have not been adjusted. There was no impact for the change in presentation in the statement of cash flows related to statutory tax withholding requirements as Cadence has historically classified the statutory tax withholding as a financing activity in its consolidated statement of cash flows.
In April 2015, the FASB issued a new accounting standard requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the associated debt liability. The new standard became effective for Cadence in the first quarter of fiscal 2016 and required retrospective application. As a result, prior period balances have been reclassified to conform to the current period presentation. Adoption of this standard did not have a material impact on Cadence’s consolidated balance sheets.

In May 2014, the FASB issued a comprehensive revenue recognition standard for revenue associated with the delivery of goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date of December 15, 2016. Accordingly, the updated standard is effective for Cadence in the first quarter of fiscal 2018. In March 2016, the FASB finalized its amendments to the guidance in the new standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB finalized additional amendments to the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. Cadence has not yet selected a transition method and is currently evaluating the effect that the updated standard, and the recently issued amendments, will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued a new accounting standard that will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The updated standard is effective for Cadence in the first quarter of fiscal 2018, and early adoption is permitted. Cadence is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued a new accounting standard requiring, among other things, the recognition of lease assets and lease liabilities on the balance sheet by lessees for certain lease arrangements that are classified as operating leases under the previous standard. The updated standard is effective for Cadence in the first quarter of fiscal 2019, and early adoption is permitted. Cadence is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued a new accounting standard intended to simplify the accounting for equity method investments when there is an increase in the level of ownership interest or degree of influence. The new standard is effective for Cadence in the first quarter of fiscal 2017 and requires prospective application. Adoption of this standard is not expected to have a material impact on Cadence’s consolidated financial statements.

NOTE 2. DEBT
Cadence’s outstanding debt as of April 2, 2016 and January 2, 2016 was as follows:

	April 2, 2016			January 2, 2016
	(In thousands)
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value
Revolving Credit Facility	50,000	—	50,000	—	—	—
2019 Term Loan	$300,000	$(583)	$299,417	$—	$—	$—
2024 Notes	350,000	(6,555)	343,445	350,000	(6,712)	343,288
Total outstanding debt	$700,000	$(7,138)	$692,862	$350,000	$(6,712)	$343,288
Revolving Credit Facility
Cadence maintains a senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent. The credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. The credit facility, as amended, expires on September 19, 2019 and has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding borrowings may be paid at any time prior to maturity. As of April 2, 2016 and April 4, 2015, outstanding borrowings under the revolving credit facility were $50.0 million and $0, respectively.
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

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 2.75 to 1, and a minimum interest coverage ratio of 3.00 to 1. As of April 2, 2016 and January 2, 2016, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2019 Term Loan
On January 28, 2016, Cadence entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility due on January 28, 2019, or the 2019 Term Loan, with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The 2019 Term Loan is unsecured, and the proceeds will be used for general corporate purposes, including the repurchase of common stock.
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio.
The covenants of the 2019 Term Loan are generally consistent with Cadence’s existing five-year senior unsecured revolving credit facility. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 2.75 to 1, with a step-up to 3.25 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.50 to 1 and 3.00 to 1. As of April 2, 2016, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.
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
For information regarding the impact of new accounting standards on the presentation of debt issuance costs, see Note 1 under the heading “New Accounting Standards.”

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of April 2, 2016 and January 2, 2016 were as follows:

	As of
	April 2, 2016	January 2, 2016
	(In thousands)
Cash and cash equivalents	$810,400	$616,686
Short-term investments	96,317	94,498
Cash, cash equivalents and short-term investments	$906,717	$711,184

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of April 2, 2016 and January 2, 2016:

	As of
	April 2, 2016	January 2, 2016
	(In thousands)
Cash and interest bearing deposits	$330,253	$255,995
Money market funds	480,147	360,691
Total cash and cash equivalents	$810,400	$616,686
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of April 2, 2016 and January 2, 2016:

	As of April 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$30,590	$15	$(13)	$30,592
Bank certificates of deposit	14,549	3	(4)	14,548
United States Treasury securities	46,291	32	(3)	46,320
Commercial paper	1,494	—	—	1,494
Marketable debt securities	92,924	50	(20)	92,954
Marketable equity securities	2,319	1,098	(54)	3,363
Total short-term investments	$95,243	$1,148	$(74)	$96,317

	As of January 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$34,905	$1	$(77)	$34,829
Bank certificates of deposit	15,049	1	(4)	15,046
United States Treasury securities	36,372	2	(88)	36,286
United States government agency securities	4,151	1	—	4,152
Commercial paper	1,993	—	—	1,993
Marketable debt securities	92,470	5	(169)	92,306
Marketable equity securities	1,817	375	—	2,192
Total short-term investments	$94,287	$380	$(169)	$94,498
As of April 2, 2016, no securities held by Cadence had been in an unrealized loss position for more than 12 months.

The amortized cost and estimated fair value of marketable debt securities included in short-term investments as of April 2, 2016, by contractual maturity, are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in less than one year	$64,587	$64,600
Due in one to three years	28,337	28,354
Total marketable debt securities included in short-term investments	$92,924	$92,954
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income, net in the condensed consolidated income statements.

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of April 2, 2016 and January 2, 2016 were as follows:

	As of
	April 2, 2016	January 2, 2016
	(In thousands)
Accounts receivable	$82,404	$107,041
Unbilled accounts receivable	65,129	57,807
Long-term receivables	11,365	4,498
Total receivables	158,898	169,346
Less allowance for doubtful accounts	—	—
Total receivables, net	$158,898	$169,346
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of April 2, 2016, no one customer accounted for 10% or more of Cadence’s total receivables. As of January 2, 2016, one customer accounted for 12% of Cadence’s total receivables, and no other customer accounted for 10% or more of Cadence’s total receivables. As of April 2, 2016, approximately 41% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of January 2, 2016, approximately 45% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

NOTE 5. STOCK REPURCHASE PROGRAMS
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
Total repurchase authorizations that remained in effect as of April 2, 2016 were as follows:

Authorization Date	Amount	Remaining Authorization
	(In thousands)
August 2008	$500,000	141,083
July 2015	578,804	578,804
Total remaining authorization		$719,887

The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended April 2, 2016 and April 4, 2015 were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Shares repurchased	11,556	2,001
Total cost of repurchased shares	$240,000	$36,797
For additional information regarding share repurchases, see the discussion under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended April 2, 2016 and April 4, 2015 as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Cost of product and maintenance	$464	$569
Cost of services	681	832
Marketing and sales	5,536	5,447
Research and development	13,897	11,377
General and administrative	4,054	3,636
Total stock-based compensation expense	$24,632	$21,861
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $163.8 million as of April 2, 2016, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.3 years.
For information regarding the impact of new accounting standards impacting stock-based compensation, see Note 1 under the heading “New Accounting Standards.”

NOTE 7. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended April 2, 2016 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2016	$551,772
Goodwill resulting from acquisitions	533
Effect of foreign currency translation	(408)
Balance as of April 2, 2016	$551,897

Acquired Intangibles, Net
Acquired intangibles as of April 2, 2016 were as follows, excluding intangibles that were fully amortized as of January 2, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$326,359	$(129,967)	$196,392
Agreements and relationships	172,234	(88,813)	83,421
Tradenames, trademarks and patents	9,706	(5,694)	4,012
Total acquired intangibles	$508,299	$(224,474)	$283,825
Acquired intangibles as of January 2, 2016 were as follows, excluding intangibles that were fully amortized as of January 3, 2015:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$329,627	$(124,097)	$205,530
Agreements and relationships	173,325	(86,808)	86,517
Tradenames, trademarks and patents	10,119	(5,684)	4,435
Total acquired intangibles	$513,071	$(216,589)	$296,482
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended April 2, 2016 and April 4, 2015 was as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Cost of product and maintenance	$10,663	$10,173
Amortization of acquired intangibles	5,780	6,231
Total amortization of acquired intangibles	$16,443	$16,404
Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2016 – remaining period	$42,616
2017	54,005
2018	50,157
2019	43,106
2020	37,868
Thereafter	56,073
Total estimated amortization expense	$283,825

NOTE 8. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the three months ended April 2, 2016, Cadence initiated a restructuring plan, or the 2016 Restructuring Plan, and recorded restructuring and other charges of approximately $14.4 million related to severance payments and termination benefits. As of April 2, 2016, total liabilities related to the 2016 Restructuring Plan were $8.2 million. Cadence expects to make cash payments for severance and related benefits for the 2016 Restructuring Plan through fiscal 2016.
The following table presents activity relating to Cadence’s restructuring plans during the three months ended April 2, 2016:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, January 2, 2016	$751	$386	$1,137
Restructuring and other charges (credits):
2016 Restructuring Plan	14,439	—	14,439
Prior restructuring plans	20	127	147
Non-cash charges	—	(45)	(45)
Cash payments	(7,048)	(166)	(7,214)
Effect of foreign currency translation	284	(13)	271
Balance, April 2, 2016	$8,446	$289	$8,735

The remaining accrual for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
April 2, 2016
(In thousands)
Accounts payable and accrued liabilities	$8,642
Other long-term liabilities	93
Total liabilities	$8,735

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
The calculations for basic and diluted net income per share for the three months ended April 2, 2016 and April 4, 2015 are as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands, except per share amounts)
Net income	$50,562	$36,259
Weighted average common shares used to calculate basic net income per share	296,615	284,523
2015 Warrants	—	18,910
Stock-based awards	6,819	8,414
Weighted average common shares used to calculate diluted net income per share	303,434	311,847
Net income per share - basic	$0.17	$0.13
Net income per share - diluted	$0.17	$0.12
The 2015 Warrants expired in December 2015. For an additional description of the 2015 Warrants, see Note 3 in the notes to consolidated financial statements in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
The following table presents shares of Cadence’s common stock outstanding for the three months ended April 2, 2016 and April 4, 2015 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Options to purchase shares of common stock	749	1,113
Non-vested shares of restricted stock	83	13
Total potential common shares excluded	832	1,126

NOTE 10. FAIR VALUE
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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended April 2, 2016.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 2, 2016 and January 2, 2016:

	Fair Value Measurements as of April 2, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$480,147	$480,147	$—	$—
Short-term investments:
Corporate debt securities	30,592	—	30,592	—
Bank certificates of deposit	14,548	—	14,548	—
United States Treasury securities	46,320	46,320	—	—
Commercial paper	1,494	—	1,494	—
Marketable equity securities	3,363	3,363	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	22,597	22,597	—	—
Foreign currency exchange contracts	2,914	—	2,914	—
Total Assets	$601,975	$552,427	$49,548	$—

As of April 2, 2016, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of January 2, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$360,691	$360,691	$—	$—
Short-term investments:
Corporate debt securities	34,829	—	34,829	—
Bank certificates of deposit	15,046	—	15,046	—
United States Treasury securities	36,286	36,286	—	—
United States government agency securities	4,152	4,152	—	—
Commercial paper	1,993	—	1,993	—
Marketable equity securities	2,192	2,192	—	—
Trading securities held in NQDC trust	24,905	24,905	—	—
Total Assets	$480,094	$428,226	$51,868	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	362	—	362	—
Total Liabilities	$362	$—	$362	$—

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended April 2, 2016 and April 4, 2015.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended April 2, 2016 and April 4, 2015.

NOTE 12. OTHER COMPREHENSIVE LOSS
Cadence’s other comprehensive loss is comprised of foreign currency translation losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of April 2, 2016 and January 2, 2016:

	As of
	April 2, 2016	January 2, 2016
	(In thousands)
Foreign currency translation loss	$(5,355)	$(9,569)
Changes in defined benefit plan liabilities	(2,984)	(3,066)
Unrealized holding gains on available-for-sale securities	1,074	210
Total accumulated other comprehensive loss	$(7,265)	$(12,425)
For the three months ended April 2, 2016 and April 4, 2015 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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

The following table presents a summary of revenue by geography for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In thousands)
Americas:
United States	$210,022	$187,207
Other Americas	9,241	5,414
Total Americas	219,263	192,621
Asia	99,179	98,782
Europe, Middle East and Africa	85,464	78,570
Japan	43,956	41,393
Total	$447,862	$411,366
The following table presents a summary of long-lived assets by geography as of April 2, 2016 and January 2, 2016:

	As of
	April 2, 2016	January 2, 2016
	(In thousands)
Americas:
United States	$192,005	$189,665
Other Americas	427	387
Total Americas	192,432	190,052
Asia	25,364	24,767
Europe, Middle East and Africa	12,435	12,832
Japan	949	948
Total	$231,180	$228,599

NOTE 14. SUBSEQUENT EVENT
On April 8, 2016, Cadence entered into a definitive agreement to acquire Rocketick Technologies Ltd., or Rocketick, an Israel-based privately held developer and provider of multicore parallel simulation software used in system-on-chip verification. A trust for the benefit of the children of Lip-Bu Tan, Cadence’s president, chief executive officer and director, owns less than 2% of Rocketick, and Mr. Tan and his wife serve as co-trustees of the trust and disclaim pecuniary and economic interest in the trust. The Board of Directors of Cadence reviewed the transaction and concluded that it was in the best interests of Cadence to proceed with such transaction. Mr. Tan recused himself from the Board of Directors’ discussion of the valuation of Rocketick and on whether to proceed with the transaction. A financial advisor provided a fairness opinion to Cadence in connection with the transaction. The completion of the transaction is subject to certain conditions, including regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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

For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
New Accounting Standards
For information regarding new accounting standards applicable to us, see Note 1 in the notes to condensed consolidated financial statements under the heading “New Accounting Standards.”
Results of Operations
Financial results for the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, reflect the following:

•	increased product and maintenance and services revenue, primarily because of increased demand for our software, emulation and prototyping hardware, services and IP offerings;

•	continued investment in research and development activities;

•	restructuring activities initiated during the three months ended April 2, 2016; and

•	decreased interest expense.
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
For an additional description of the impact of emulation hardware sales on the timing of revenue recognition, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates – Revenue Recognition” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Revenue by Period
The following table shows our revenue for the three months ended April 2, 2016 and April 4, 2015 and the change in revenue between periods:

	Three Months Ended		Change
	April 2, 2016	April 4, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$411.8	$383.7	$28.1	7%
Services	36.1	27.7	8.4	30%
Total revenue	$447.9	$411.4	$36.5	9%
Product and maintenance revenue increased during the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, primarily because of increased business levels. Services revenue also increased during the three months ended April 2, 2016 primarily due to incremental revenue from a customer agreement that was recognized at the completion of the contract when all specified deliverables were made available. Revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services, emulation hardware and IP offerings.
No one customer accounted for 10% or more of total revenue during the three months ended April 2, 2016 or April 4, 2015.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	April 4, 2015	July 4, 2015	October 3, 2015	January 2, 2016	April 2, 2016
Functional Verification, including Emulation and Prototyping Hardware	23%	21%	23%	25%	26%
Digital IC Design and Signoff	28%	29%	28%	28%	30%
Custom IC Design	27%	27%	26%	25%	25%
System Interconnect and Analysis	11%	11%	10%	10%	9%
IP	11%	12%	13%	12%	10%
Total	100%	100%	100%	100%	100%
As described in Note 2 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	April 2, 2016	April 4, 2015	Amount	Percentage
	(In millions, except percentages)
United States	$210.0	$187.2	$22.8	12%
Other Americas	9.2	5.4	3.8	70%
Asia	99.2	98.8	0.4	—%
Europe, Middle East and Africa	85.5	78.6	6.9	9%
Japan	44.0	41.4	2.6	6%
Total revenue	$447.9	$411.4	$36.5	9%

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
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 2, 2016	April 4, 2015
United States	47%	46%
Other Americas	2%	1%
Asia	22%	24%
Europe, Middle East and Africa	19%	19%
Japan	10%	10%
Total	100%	100%
Cost of Revenue

	Three Months Ended		Change
	April 2, 2016	April 4, 2015	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$44.2	$42.1	$2.1	5%
Cost of services	17.9	18.5	(0.6)	(3)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	April 2, 2016	April 4, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$33.5	$31.9	$1.6	5%
Amortization of acquired intangibles	10.7	10.2	0.5	5%
Total cost of product and maintenance	$44.2	$42.1	$2.1	5%
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

The changes in product and maintenance-related costs for the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$2.0
Other items	(0.4)
$1.6
Emulation and prototyping hardware costs increased during the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, primarily due to higher emulation and prototyping hardware revenue. Gross margins on our hardware products will fluctuate based on customer pricing strategies, product mix, product competition and product life cycle.
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
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, restructuring activities, foreign exchange rates, stock-based compensation and the impact of our variable compensation programs that are driven by overall operating results.
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the United States dollar strengthens in value against other currencies and we recognize higher expenses when the United States dollar weakens against other currencies. During the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, we experienced a favorable impact on expenses as a result of the strengthening value of the United States dollar against certain other currencies, including the Indian rupee. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Stock-based compensation included in operating expenses increased by approximately $3.0 million during the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, primarily because of higher grant-date fair values of stock awards vesting. We expect stock-based compensation included in operating expenses to increase during fiscal 2016, as compared to fiscal 2015, due to higher grant-date fair values of stock awards vesting during fiscal 2016.
Our operating expenses for the three months ended April 2, 2016 and April 4, 2015 were as follows:

	Three Months Ended		Change
	April 2, 2016	April 4, 2015	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$99.2	$100.3	$(1.1)	(1)%
Research and development	179.9	163.0	16.9	10%
General and administrative	28.3	27.6	0.7	3%
Total operating expenses	$307.4	$290.9	$16.5	6%

Our operating expenses, as a percentage of total revenue, for the three months ended April 2, 2016 and April 4, 2015 were as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Marketing and sales	22%	24%
Research and development	40%	40%
General and administrative	6%	7%
Total operating expenses	68%	71%
Research and Development
Costs included in research and development increased during the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, primarily due to incremental investments in research and development. We expect employee salary and other compensation-related costs included in research and development to increase during fiscal 2016 due to continued investments in research and development activities.
The changes in research and development expense for the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, were due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$14.5
Stock-based compensation	2.5
Facilities and other infrastructure costs	2.4
Materials and other pre-production costs	(3.9)
Other items	1.4
$16.9
Restructuring and other charges
We have initiated various restructuring plans to better align our resources with our business strategy, including a restructuring plan we initiated during the three months ended April 2, 2016, or the 2016 Restructuring Plan. We recorded restructuring and other charges during the three months ended April 2, 2016 of $14.4 million related to the 2016 Restructuring Plan, which consisted of severance and related benefits. For an additional description of the 2016 Restructuring Plan, see Note 8 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In millions)
Contractual interest expense:
2015 Notes	$—	$1.8
2019 Term Loan	1.0	—
Revolving credit facility	0.3	0.1
2024 Notes	3.8	3.8
Amortization of debt discount:
2015 Notes	—	5.0
Amortization of deferred financing costs:
2015 Notes	—	0.7
2024 Notes	0.2	0.1
Other	0.1	0.3
Total interest expense	$5.4	$11.8
For an additional description of our outstanding indebtedness, see Note 2 in the notes to condensed consolidated financial statements. For an additional description of the 2015 Notes, see Note 3 in the notes to condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
	(In millions, except percentages)
Provision for income taxes	$6.9	$6.1
Effective tax rate	12.0%	14.3%
We adopted a new accounting standard related to the accounting for stock-based compensation during the three months ended April 2, 2016 that required all income tax effects of stock-based awards to be recognized in our condensed consolidated income statement as the awards vest or are settled.  For further discussion regarding new accounting standards, see Note 1 in the notes to condensed consolidated financial statements under the heading “New Accounting Standards.”
Our provision for income taxes for the three months ended April 2, 2016 is primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2016 income, which was partially offset by the following items recognized during the period: (a) $3.7 million of tax benefit related to stock-based compensation that vested or were settled during the period, (b) $3.8 million of tax benefit primarily related to a release of valuation allowance on certain tax credits carryforwards, and (c) $2.6 million of tax provision related to a settlement of a non-U.S. tax audit. In addition, our provision for income taxes for the three months ended April 2, 2016 includes the tax benefit of the United States federal research tax credit resulting from its permanent reinstatement in December 2015. Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings.We estimate our annual effective tax rate for fiscal 2016 to be approximately 18%. Our estimate excludes tax effects of certain stock-based compensation, potential acquisitions, and other items that we cannot anticipate with certainty.
Our provision for income taxes for the three months ended April 4, 2015 primarily resulted from federal, state and foreign income taxes on our then anticipated fiscal 2015 income and did not include the potential tax benefit of the United States federal research tax credit, which had expired in December 2014.

Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates or if we were to repatriate certain foreign earnings on which United States taxes have not been previously accrued.
For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Liquidity and Capital Resources

	As of
	April 2, 2016	January 2, 2016	Change
	(In millions)
Cash, cash equivalents and short-term investments	$906.7	$711.2	$195.5
Net working capital	$584.3	$427.9	$156.4
Cash, Cash Equivalents and Short-term Investments
As of April 2, 2016, our principal sources of liquidity consisted of $906.7 million of cash, cash equivalents and short-term investments, as compared to $711.2 million as of January 2, 2016.
Our primary sources of cash, cash equivalents and short-term investments during the three months ended April 2, 2016 were proceeds from the 2019 Term Loan and our revolving credit facility, cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the three months ended April 2, 2016 were payments related to salaries and benefits, other employee-related costs and operating expenses, repurchases of our common stock, purchases of property, plant and equipment and tax payments.
Approximately 55% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of April 2, 2016. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
We maintain an investment portfolio of approximately $100 million in marketable debt securities, including corporate debt securities, United States Treasury securities, United States government agency securities, bank certificates of deposit and commercial paper. Our investments in marketable debt securities are classified as available-for-sale and are included in short-term investments as of April 2, 2016. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions, and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of April 2, 2016, as compared to January 2, 2016, is primarily due to a net increase in cash and cash equivalents resulting from financing activities and cash and cash equivalents generated from operations.

Cash Flows from Operating Activities

	Three Months Ended
	April 2, 2016	April 4, 2015	Change
	(In millions)
Cash provided by operating activities	$83.2	$46.7	$36.5
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The increase in cash flows from operating activities for the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, was primarily due to improved profitability and the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities

	Three Months Ended
	April 2, 2016	April 4, 2015	Change
	(In millions)
Cash used for investing activities	$(13.9)	$(8.4)	$(5.5)
The increase in cash flows used for investing activities during the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, was primarily due to the increase in cash paid for purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Three Months Ended
	April 2, 2016	April 4, 2015	Change
	(In millions)
Cash provided by (used for) financing activities	$118.4	$(73.7)	$192.1
Cash flows provided by financing activities increased during the three months ended April 2, 2016, as compared to the three months ended April 4, 2015, primarily due to proceeds from the 2019 Term Loan and our revolving credit facility and a decrease in payments made to settle the 2015 Notes, offset by an increase in payments made to repurchase shares of our common stock.
On January 28, 2016, we entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility due on January 28, 2019, or the 2019 Term Loan, with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The 2019 Term Loan is unsecured, and the proceeds will be used for general corporate purposes, including the repurchase of our common stock. For additional information relating the 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Our revolving credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. The credit facility, as amended, expires on September 19, 2019 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding borrowings may be paid at any time prior to maturity. As of April 2, 2016, outstanding borrowings under the revolving credit facility were $50.0 million.

Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of April 2, 2016, we had approximately $720 million remaining under our authorized stock repurchase program.  We expect to execute this program through the end of fiscal 2016. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and will be funded by U.S. cash on hand, future U.S. cash flow and additional debt. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
The following table provides information about our foreign currency forward exchange contracts as of April 2, 2016. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2016.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$52.5	0.90
Japanese yen	37.8	112.44
Chinese renminbi	19.3	6.51
Israeli shekel	11.8	3.90
Canadian dollar	10.3	1.34
Taiwan dollar	10.1	32.59
British pound	8.4	0.71
South Korean won	6.9	1,182.98
Other	13.4	N/A
Total	$170.5
Estimated fair value	$2.9
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
Our short-term investments as of April 2, 2016 include $93.0 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of April 2, 2016, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.7 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of April 2, 2016.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when the revolving credit facility is utilized. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of April 2, 2016, we had $50.0 million outstanding under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 4 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, for an additional description of these investments. Our non-marketable investments had a carrying value of $3.5 million as of April 2, 2016, and $3.9 million as of January 2, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2016.
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
Based on their evaluation as of April 2, 2016, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The highly competitive markets in which we do business can put pressure on us to reduce the prices of our software, emulation and prototyping hardware and IP. If our competitors offer deep discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices could have an adverse effect on our results of operations.
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
We have acquired and expect to acquire other companies and businesses in order to expand our IP business and other product offerings. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 53% and 54% during the three months ended April 2, 2016 and April 4, 2015, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. The volatility of foreign currencies in certain countries where we conduct business, most notably the Chinese renminbi, Japanese yen, European Union euro, and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:

•	changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary, the United Kingdom, China, India or other international locations where we have operations;

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes, including certain stock-based compensation and impairment of goodwill;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards;

•	a change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	results of tax examinations by the Internal Revenue Service, or IRS, state, and foreign tax authorities.
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
We have significant operations outside the United States. As of April 2, 2016, approximately 55% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply with significant changes.
United States generally accepted accounting principles, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. The FASB is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP under SEC regulations and those that are required to follow IFRS outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that could have a significant effect on our reported financial results for us in areas including, but not limited to, principles for recognizing revenue and accounting for leases. For information regarding new accounting standards, please refer to Note 1 in the notes to condensed consolidated financial statements under the heading “New Accounting Standards.”
In addition, we may need to significantly change our customer contracts, accounting systems and processes when we adopt future or proposed changes in accounting principles noted above. The cost and effect of these changes may negatively impact our results of operations during the periods of transition.

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
We have a substantial level of debt. As of April 2, 2016, we had total outstanding indebtedness of $692.9 million. We also had the ability to borrow an additional $200.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024, or the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
The terms of the agreements governing our revolving credit facility and 2019 Term Loan and the indenture governing our 2024 Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The agreements governing our revolving credit facility and 2019 Term Loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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
In addition, the restrictive covenants in the agreements governing our revolving credit facility and 2019 Term Loan require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the agreements governing our revolving credit facility and 2019 Term Loan could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The agreements governing our revolving credit facility and 2019 Term Loan restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, none of which are currently guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they become guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the agreements governing our revolving credit facility and 2019 Term Loan limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
We and our subsidiaries may incur significant additional indebtedness in the future. Although the agreements governing our revolving credit facility and 2019 Term Loan contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the 2024 Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility and 2019 Term Loan are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all loans were fully drawn, we were to fully exercise our right to increase borrowing capacity under our revolving credit facility and we made no prepayments on our 2019 Term Loan, each quarter point change in interest rates would result in an approximately $1.8 million change in annual interest expense on our indebtedness under our revolving credit facility and 2019 Term Loan. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In July 2015, our Board of Directors authorized the addition of $578.8 million in the aggregate to the amount remaining under the prior authorizations. As of April 2, 2016, approximately $719.9 million remained available under these authorizations.
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
The following table presents repurchases made under our August 2008 authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended April 2, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 3, 2016 – February 6, 2016	4,188,649	$19.37	4,161,219	$879.3
February 7, 2016 – March 5, 2016	4,551,438	$20.62	3,964,297	$797.5
March 6, 2016 – April 2, 2016	3,447,573	$22.64	3,430,063	$719.9
Total	12,187,660	$20.76	11,555,579
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	Term Loan Agreement, dated as of January 28, 2016, by and among the Registrant, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/3/2016

10.02	Offer Letter, dated December 15, 2015, between the Registrant and Pieter Vorenkamp.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 25, 2016	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	April 25, 2016	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	Term Loan Agreement, dated as of January 28, 2016, by and among the Registrant, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/3/2016

10.02	Offer Letter, dated December 15, 2015, between the Registrant and Pieter Vorenkamp.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X