Form 10-Q
period 2016-07-02
CADENCE DESIGN SYSTEMS INC
filed 2016-07-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 2, 2016, approximately 292,339,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	July 2, 2016	January 2, 2016
		As Adjusted (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$669,573	$616,686
Short-term investments	34,745	94,498
Receivables, net	156,444	164,848
Inventories	61,932	56,762
Prepaid expenses and other	39,485	31,441
Total current assets	962,179	964,235
Property, plant and equipment, net of accumulated depreciation of $604,532 and $581,345, respectively	235,911	228,599
Goodwill	573,714	551,772
Acquired intangibles, net of accumulated amortization of $239,170 and $216,589, respectively	287,888	296,482
Long-term receivables	17,368	4,498
Other assets	300,813	299,929
Total assets	$2,377,873	$2,345,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$—
Accounts payable and accrued liabilities	224,685	238,022
Current portion of deferred revenue	289,786	298,285
Total current liabilities	564,471	536,307
Long-term liabilities:
Long-term portion of deferred revenue	38,094	30,209
Long-term debt	643,073	343,288
Other long-term liabilities	56,842	59,596
Total long-term liabilities	738,009	433,093
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,851,724	1,863,086
Treasury stock, at cost	(800,059)	(400,555)
Retained earnings (accumulated deficit)	33,713	(73,991)
Accumulated other comprehensive loss	(9,985)	(12,425)
Total stockholders’ equity	1,075,393	1,376,115
Total liabilities and stockholders’ equity	$2,377,873	$2,345,515
See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenue:
Product and maintenance	$419,963	$384,951	$831,707	$768,588
Services	33,058	30,932	69,176	58,661
Total revenue	453,021	415,883	900,883	827,249
Costs and expenses:
Cost of product and maintenance	42,960	31,715	87,141	73,774
Cost of services	18,823	20,040	36,696	38,566
Marketing and sales	101,110	96,662	200,310	196,930
Research and development	182,371	157,974	362,277	320,970
General and administrative	36,388	27,467	64,688	55,109
Amortization of acquired intangibles	4,537	6,119	10,317	12,350
Restructuring and other charges (credits)	(74)	(498)	14,512	3,861
Total costs and expenses	386,115	339,479	775,941	701,560
Income from operations	66,906	76,404	124,942	125,689
Interest expense	(5,896)	(8,180)	(11,253)	(19,934)
Other income, net	2,842	1,347	7,605	6,128
Income before provision for income taxes	63,852	69,571	121,294	111,883
Provision for income taxes	14,517	11,411	21,397	17,464
Net income	$49,335	$58,160	$99,897	$94,419
Net income per share - basic	$0.17	$0.20	0.34	0.33
Net income per share - diluted	$0.17	$0.19	0.33	0.30
Weighted average common shares outstanding – basic	288,191	285,297	292,403	284,910
Weighted average common shares outstanding – diluted	295,201	313,665	299,318	312,756

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$49,335	$58,160	$99,897	$94,419
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(2,307)	(4,528)	1,907	(13,418)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(304)	(52)	560	13
Changes in defined benefit plan liabilities	(109)	26	(27)	317
Total other comprehensive income (loss), net of tax effects	(2,720)	(4,554)	2,440	(13,088)
Comprehensive income	$46,615	$53,606	$102,337	$81,331

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
Cash and cash equivalents at beginning of period	$616,686	$932,161
Cash flows from operating activities:
Net income	99,897	94,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,759	58,963
Amortization of debt discount and fees	527	8,971
Stock-based compensation	49,988	43,564
Gain on investments, net	(3,265)	(1,590)
Deferred income taxes	10,252	7,097
Other non-cash items	750	1,142
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(3,532)	(8,078)
Inventories	(10,296)	(6,243)
Prepaid expenses and other	(8,690)	(8,036)
Other assets	(8,709)	1,117
Accounts payable and accrued liabilities	(14,012)	(20,653)
Deferred revenue	(7,412)	5,827
Other long-term liabilities	(4,700)	(8,058)
Net cash provided by operating activities	163,557	168,442
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,525)	(59,516)
Proceeds from the sale of available-for-sale securities	55,168	37,586
Proceeds from the maturity of available-for-sale securities	26,115	15,600
Proceeds from the sale of long-term investments	2,583	2,293
Purchases of property, plant and equipment	(28,287)	(24,067)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(41,627)	—
Net cash used for investing activities	(6,573)	(28,104)
Cash flows from financing activities:
Proceeds from term loans	300,000	—
Proceeds from revolving credit facility	50,000	—
Payment of convertible notes	—	(349,999)
Payment of convertible notes embedded conversion derivative liability	—	(530,643)
Proceeds from convertible notes hedges	—	530,643
Payment of debt issuance costs	(622)	—
Excess tax benefits from stock-based compensation	—	10,097
Proceeds from issuance of common stock	36,296	38,167
Stock received for payment of employee taxes on vesting of restricted stock	(17,490)	(15,814)
Payments for repurchases of common stock	(480,100)	(93,076)
Net cash used for financing activities	(111,916)	(410,625)
Effect of exchange rate changes on cash and cash equivalents	7,819	(14,023)
Increase (decrease) in cash and cash equivalents	52,887	(284,310)
Cash and cash equivalents at end of period	$669,573	$647,851

Supplemental cash flow information:
Cash paid for interest	$9,423	$12,006
Cash paid for taxes, net	$13,730	$16,373

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

NOTE 2. DEBT
Cadence’s outstanding debt as of July 2, 2016 and January 2, 2016 was as follows:

	July 2, 2016			January 2, 2016
	(In thousands)
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value
Revolving Credit Facility	$50,000	—	$50,000	—	$—	$—
2019 Term Loan	300,000	(531)	299,469	—	$—	—
2024 Notes	350,000	(6,396)	343,604	350,000	(6,712)	343,288
Total outstanding debt	$700,000	$(6,927)	$693,073	$350,000	$(6,712)	$343,288
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
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.25% and 2.0% per annum or at the base rate plus a margin between 0.25% and 1.0% per annum. The interest rate applied to borrowings is determined by Cadence’s consolidated leverage ratio as specified by the credit facility agreement. As of July 2, 2016, the interest rate on Cadence’s revolving credit facility was 2.16%. Interest is payable quarterly. A commitment fee ranging from 0.20% to 0.35% is assessed on the daily average undrawn portion of revolving commitments.

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 2.75 to 1, and a minimum interest coverage ratio of 3.00 to 1. As of July 2, 2016 and January 2, 2016, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
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
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio. As of July 2, 2016, the interest rate on Cadence’s 2019 Term Loan was 1.90%.
The covenants of the 2019 Term Loan are generally consistent with Cadence’s existing five-year senior unsecured revolving credit facility. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 2.75 to 1, with a step-up to 3.25 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.50 to 1 and 3.00 to 1. As of July 2, 2016, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.
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

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of July 2, 2016 and January 2, 2016 were as follows:

	As of
	July 2, 2016	January 2, 2016
	(In thousands)
Cash and cash equivalents	$669,573	$616,686
Short-term investments	34,745	94,498
Cash, cash equivalents and short-term investments	$704,318	$711,184

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of July 2, 2016 and January 2, 2016:

	As of
	July 2, 2016	January 2, 2016
	(In thousands)
Cash and interest bearing deposits	$274,631	$255,995
Money market funds	387,641	360,691
Commercial paper	1,999	—
Bank certificates of deposit	5,302	—
Total cash and cash equivalents	$669,573	$616,686
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of July 2, 2016 and January 2, 2016:

	As of July 2, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$1,998	$—	$—	$1,998
Bank certificates of deposit	6,750	3	—	6,753
United States Treasury securities	21,411	7	—	21,418
Commercial paper	1,497	1	—	1,498
Marketable debt securities	31,656	11	—	31,667
Marketable equity securities	2,319	759	—	3,078
Total short-term investments	$33,975	$770	$—	$34,745
The marketable debt securities included in short-term investments as of July 2, 2016 have contractual maturities of less than one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

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

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of July 2, 2016 and January 2, 2016 were as follows:

	As of
	July 2, 2016	January 2, 2016
	(In thousands)
Accounts receivable	$77,760	$107,041
Unbilled accounts receivable	78,684	57,807
Long-term receivables	17,368	4,498
Total receivables	173,812	169,346
Less allowance for doubtful accounts	—	—
Total receivables, net	$173,812	$169,346
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of July 2, 2016, no one customer accounted for 10% or more of Cadence’s total receivables. As of January 2, 2016, one customer accounted for 12% of Cadence’s total receivables, and no other customer accounted for 10% or more of Cadence’s total receivables. As of July 2, 2016 and January 2, 2016, approximately 45% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

NOTE 5. STOCK REPURCHASE PROGRAMS
In July 2015, Cadence’s Board of Directors approved an 18-month plan to repurchase shares of Cadence common stock of up to an aggregate of $1.2 billion, beginning in the third quarter of fiscal 2015. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time. As of July 2, 2016, the remaining amount authorized for the repurchase of shares was $480 million.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended July 2, 2016 and July 4, 2015 were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Shares repurchased	10,026	2,887	21,581	4,889
Total cost of repurchased shares	$240,100	$56,279	$480,100	$93,076
For additional information regarding share repurchases, see the discussion under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended July 2, 2016 and July 4, 2015 as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Cost of product and maintenance	$447	$558	$911	$1,127
Cost of services	653	815	1,334	1,647
Marketing and sales	5,305	5,236	10,841	10,683
Research and development	14,477	11,401	28,374	22,778
General and administrative	4,474	3,693	8,528	7,329
Total stock-based compensation expense	$25,356	$21,703	$49,988	$43,564
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $148.6 million as of July 2, 2016, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.2 years.
For information regarding the impact of new accounting standards impacting stock-based compensation, see Note 1 under the heading “New Accounting Standards.”

NOTE 7. ACQUISITIONS
During the six months ended July 2, 2016, Cadence completed two business combinations for total cash consideration of $42.4 million, after taking into account cash acquired of $1.8 million. The total purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence will also make payments to certain employees over a period of up to four years subject to continued employment and other conditions. Cadence recorded a total of $23.6 million of goodwill, $23.2 million of acquired intangible assets and $2.6 million of net liabilities consisting primarily of deferred revenue.
The recorded goodwill is primarily related to expected synergies from combining operations of the acquired companies. The weighted-average amortization period for definite-lived intangible assets acquired is approximately 8.0 years.
Results of operations and the estimated fair value of acquired assets and assumed liabilities are recorded in the consolidated financial statements from the date of acquisition. Pro forma results of operations for the business combinations completed during the six months ended July 2, 2016 have not been presented because the effects of these acquisitions, individually and in the aggregate, would not have been material to Cadence’s financial results. The fair values of acquired intangible assets and assumed liabilities were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 11 in the notes to condensed consolidated financial statements.
A trust for the benefit of the children of Lip-Bu Tan, Cadence’s President, Chief Executive Officer, or CEO, and director, owned less than 2% of Rocketick Technologies Ltd., one of the acquired companies, and Mr. Tan and his wife serve as co-trustees of the trust and disclaim pecuniary and economic interest in the trust. The Board of Directors of Cadence reviewed the transaction and concluded that it was in the best interests of Cadence to proceed with the transaction. Mr. Tan recused himself from the Board of Directors’ discussion of the valuation of Rocketick Technologies Ltd. and on whether to proceed with the transaction. A financial advisor provided a fairness opinion to Cadence in connection with the transaction.

NOTE 8. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended July 2, 2016 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2016	$551,772
Goodwill resulting from acquisitions	23,579
Effect of foreign currency translation	(1,637)
Balance as of July 2, 2016	$573,714
Acquired Intangibles, Net
Acquired intangibles as of July 2, 2016 were as follows, excluding intangibles that were fully amortized as of January 2, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$342,575	$(139,895)	$202,680
Agreements and relationships	174,677	(93,156)	81,521
Tradenames, trademarks and patents	9,806	(6,119)	3,687
Total acquired intangibles	$527,058	$(239,170)	$287,888
Acquired intangibles as of January 2, 2016 were as follows, excluding intangibles that were fully amortized as of January 3, 2015:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$329,627	$(124,097)	$205,530
Agreements and relationships	173,325	(86,808)	86,517
Tradenames, trademarks and patents	10,119	(5,684)	4,435
Total acquired intangibles	$513,071	$(216,589)	$296,482
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended July 2, 2016 and July 4, 2015 was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Cost of product and maintenance	$10,546	$10,105	$21,209	$20,278
Amortization of acquired intangibles	4,537	6,119	10,317	12,350
Total amortization of acquired intangibles	$15,083	$16,224	$31,526	$32,628

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2016 – remaining period	$28,966
2017	56,093
2018	52,280
2019	45,241
2020	40,035
Thereafter	65,273
Total estimated amortization expense	$287,888

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the six months ended July 2, 2016, Cadence initiated a restructuring plan, or the 2016 Restructuring Plan, and recorded restructuring and other charges of approximately $14.2 million related to severance payments and termination benefits. As of July 2, 2016, total liabilities related to the 2016 Restructuring Plan were $3.0 million. Cadence expects to make cash payments for severance and related benefits for the 2016 Restructuring Plan through fiscal 2016.
The following table presents activity relating to Cadence’s restructuring plans during the six months ended July 2, 2016:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, January 2, 2016	$751	$386	$1,137
Restructuring and other charges (credits):
2016 Restructuring Plan	14,216	—	14,216
Prior restructuring plans	21	275	296
Non-cash charges	—	(91)	(91)
Cash payments	(12,025)	(348)	(12,373)
Effect of foreign currency translation	281	(25)	256
Balance, July 2, 2016	$3,244	$197	$3,441
The remaining accrual for Cadence’s restructuring plans is recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

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
The calculations for basic and diluted net income per share for the three and six months ended July 2, 2016 and July 4, 2015 are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands, except per share amounts)
Net income	$49,335	$58,160	$99,897	$94,419
Weighted average common shares used to calculate basic net income per share	288,191	285,297	292,403	284,910
2015 Warrants	—	20,635	—	19,773
Stock-based awards	7,010	7,733	6,915	8,073
Weighted average common shares used to calculate diluted net income per share	295,201	313,665	299,318	312,756
Net income per share - basic	$0.17	$0.20	$0.34	$0.33
Net income per share - diluted	$0.17	$0.19	$0.33	$0.30
The 2015 Warrants expired in December 2015. For an additional description of the 2015 Warrants, see Note 3 in the notes to consolidated financial statements in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended July 2, 2016 and July 4, 2015 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Options to purchase shares of common stock	1,279	1,503	1,014	1,308
Non-vested shares of restricted stock	19	23	51	18
Total potential common shares excluded	1,298	1,526	1,065	1,326

NOTE 11. FAIR VALUE
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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended July 2, 2016.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 2, 2016 and January 2, 2016:

	Fair Value Measurements as of July 2, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$387,641	$387,641	$—	$—
Bank certificates of deposit	5,302	—	5,302	—
Commercial paper	1,999	—	1,999	—
Short-term investments:
Corporate debt securities	1,998	—	1,998	—
Bank certificates of deposit	6,753	—	6,753	—
United States Treasury securities	21,418	21,418	—	—
Commercial paper	1,498	—	1,498	—
Marketable equity securities	3,078	3,078	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	23,786	23,786	—	—
Total Assets	$453,473	$435,923	$17,550	$—

As of July 2, 2016, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of January 2, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$360,691	$360,691	$—	$—
Short-term investments:
Corporate debt securities	34,829	—	34,829	—
Bank certificates of deposit	15,046	—	15,046	—
United States Treasury securities	36,286	36,286	—	—
United States government agency securities	4,152	4,152	—	—
Commercial paper	1,993	—	1,993	—
Marketable equity securities	2,192	2,192	—	—
Trading securities held in NQDC trust	24,905	24,905	—	—
Total Assets	$480,094	$428,226	$51,868	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	362	—	362	—
Total Liabilities	$362	$—	$362	$—

Level 3 Measurements
During the six months ended July 2, 2016, Cadence acquired intangible assets of $23.2 million. The fair value of the intangible assets acquired was determined using the income and cost approaches and level 3 inputs. Key assumptions include the amount and timing of expected future cash flows, market conditions, projected costs, assumed profit margins, discount rates and the economy in general. The fair value of these intangible assets was affected most significantly by the projected income associated with the intangible assets and the anticipated timing of the projected income, but was also impacted by the discount rate used to adjust the outcomes to their present values. Cadence used discount rates ranging from 14.0% to 17.5% to value the intangible assets acquired.
As part of its acquisitions during the six months ended July 2, 2016, Cadence also assumed obligations related to deferred revenue, which were estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit. Cadence assumed a profit margin of 14.5% when valuing these liabilities, which were then adjusted to present value using a discount rate of 3.5%. The resulting fair value using this approach approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligations assumed was affected most significantly by the estimated costs required to fulfill the obligation, but was also affected by the assumed profit margin and the discount rate.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended July 2, 2016 and July 4, 2015.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended July 2, 2016 and July 4, 2015.

NOTE 13. OTHER COMPREHENSIVE LOSS
Cadence’s other comprehensive loss is comprised of foreign currency translation losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of July 2, 2016 and January 2, 2016:

	As of
	July 2, 2016	January 2, 2016
	(In thousands)
Foreign currency translation loss	$(7,662)	$(9,569)
Changes in defined benefit plan liabilities	(3,093)	(3,066)
Unrealized holding gains on available-for-sale securities	770	210
Total accumulated other comprehensive loss	$(9,985)	$(12,425)
For the three and six months ended July 2, 2016 and July 4, 2015 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

NOTE 14. SEGMENT REPORTING
Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. Cadence’s chief operating decision maker is its President and CEO, who reviews Cadence’s consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In thousands)
Americas:
United States	$206,416	$192,176	$416,438	$379,383
Other Americas	7,196	7,425	16,437	12,839
Total Americas	213,612	199,601	432,875	392,222
Asia	111,032	96,426	210,211	195,208
Europe, Middle East and Africa	88,720	82,014	174,184	160,584
Japan	39,657	37,842	83,613	79,235
Total	$453,021	$415,883	$900,883	$827,249

The following table presents a summary of long-lived assets by geography as of July 2, 2016 and January 2, 2016:

	As of
	July 2, 2016	January 2, 2016
	(In thousands)
Americas:
United States	$191,920	$189,665
Other Americas	618	387
Total Americas	192,538	190,052
Asia	29,571	24,767
Europe, Middle East and Africa	12,898	12,832
Japan	904	948
Total	$235,911	$228,599

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
Results of Operations
Financial results for the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, reflect the following:

•	increased product and maintenance and services revenue, primarily because of increased demand for our software, emulation and prototyping hardware and services;

•	increased cost of product and maintenance, primarily due to increased emulation and prototyping hardware costs;

•	continued investment in research and development activities;

•	restructuring activities; and

•	decreased interest expense.
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

Revenue by Period
The following table shows our revenue for the three months ended July 2, 2016 and July 4, 2015 and the change in revenue between periods:

	Three Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$420.0	$385.0	$35.0	9%
Services	33.0	30.9	2.1	7%
Total revenue	$453.0	$415.9	$37.1	9%
The following table shows our revenue for the six months ended July 2, 2016 and July 4, 2015 and the change in revenue between periods:

	Six Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$831.7	$768.6	$63.1	8%
Services	69.2	58.6	10.6	18%
Total revenue	$900.9	$827.2	$73.7	9%
Product and maintenance revenue increased during the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, primarily because of increased revenue for our emulation and prototyping hardware and generally increased business levels. The increase in services revenue during the six months ended July 2, 2016 was primarily due to incremental revenue from a customer agreement that was recognized at the completion of the contract when all specified deliverables were made available. Revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services, emulation hardware and IP offerings.
No one customer accounted for 10% or more of total revenue during the three and six months ended July 2, 2016 or July 4, 2015.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	July 4, 2015	October 3, 2015	January 2, 2016	April 2, 2016	July 2, 2016
Functional Verification, including Emulation and Prototyping Hardware	21%	23%	25%	26%	27%
Digital IC Design and Signoff	29%	28%	28%	30%	27%
Custom IC Design	27%	26%	25%	25%	26%
System Interconnect and Analysis	11%	10%	10%	9%	10%
IP	12%	13%	12%	10%	10%
Total	100%	100%	100%	100%	100%
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

Revenue by Geography

	Three Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
United States	$206.4	$192.2	$14.2	7%
Other Americas	7.2	7.4	(0.2)	(3)%
Asia	111.0	96.4	14.6	15%
Europe, Middle East and Africa	88.7	82.0	6.7	8%
Japan	39.7	37.9	1.8	5%
Total revenue	$453.0	$415.9	$37.1	9%

	Six Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
United States	$416.5	$379.4	$37.1	10%
Other Americas	16.4	12.8	3.6	28%
Asia	210.2	195.2	15.0	8%
Europe, Middle East and Africa	174.2	160.6	13.6	8%
Japan	83.6	79.2	4.4	6%
Total revenue	$900.9	$827.2	$73.7	9%
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
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
United States	45%	46%	46%	46%
Other Americas	2%	2%	2%	1%
Asia	24%	23%	24%	24%
Europe, Middle East and Africa	20%	20%	19%	19%
Japan	9%	9%	9%	10%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$43.0	$31.7	$11.3	36%
Cost of services	18.8	20.0	(1.2)	(6)%

	Six Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$87.1	$73.8	$13.3	18%
Cost of services	36.7	38.6	(1.9)	(5)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$32.5	$21.6	$10.9	50%
Amortization of acquired intangibles	10.5	10.1	0.4	4%
Total cost of product and maintenance	$43.0	$31.7	$11.3	36%

	Six Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$65.9	$53.5	$12.4	23%
Amortization of acquired intangibles	21.2	20.3	0.9	4%
Total cost of product and maintenance	$87.1	$73.8	$13.3	18%
Cost of product and maintenance depends primarily on our hardware product sales in any given period. Cost of product and maintenance is also affected by employee salary and benefits and other employee-related costs, as well as the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.
The changes in product and maintenance-related costs for the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$10.5	$12.5
Other items	0.4	(0.1)
Total change in product and maintenance-related costs	$10.9	$12.4
Emulation and prototyping hardware costs increased during the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, primarily due to higher emulation and prototyping hardware revenue. Gross margins on our hardware products will fluctuate based on customer pricing strategies, product mix, product competition and product life cycle.

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
Our operating expenses for the three and six months ended July 2, 2016 and July 4, 2015 were as follows:

	Three Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$101.1	$96.7	$4.4	5%
Research and development	182.4	158.0	24.4	15%
General and administrative	36.4	27.5	8.9	32%
Total operating expenses	$319.9	$282.2	$37.7	13%

	Six Months Ended		Change
	July 2, 2016	July 4, 2015	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$200.3	$196.9	$3.4	2%
Research and development	362.3	321.0	41.3	13%
General and administrative	64.7	55.1	9.6	17%
Total operating expenses	$627.3	$573.0	$54.3	9%
Our operating expenses, as a percentage of total revenue, for the three and six months ended July 2, 2016 and July 4, 2015 were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Marketing and sales	22%	23%	22%	24%
Research and development	40%	38%	40%	39%
General and administrative	8%	7%	7%	7%
Total operating expenses	70%	68%	69%	70%

Marketing and sales
The changes in marketing and sales expense for the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$3.0	1.6
Other items	1.4	1.8
Total change in marketing and sales expense	$4.4	$3.4
Research and Development
Costs included in research and development increased during the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, primarily due to incremental investments in research and development. We expect employee salary and other compensation-related costs included in research and development to increase during fiscal 2016 due to continued investments in research and development activities.
Stock-based compensation included in research and development increased during the three months ended July 2, 2016, as compared to the three months ended July 4, 2015, and during the six months ended July 2, 2016, as compared to the six months ended July 4, 2015, primarily because of higher grant-date fair values of stock awards vesting during the three and six months ended July 2, 2016. We expect stock-based compensation included in research and development to increase during fiscal 2016, as compared to fiscal 2015, due to higher grant-date fair values of stock awards vesting during fiscal 2016.
The changes in research and development expense for the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$20.0	34.5
Stock-based compensation	3.1	5.6
Facilities and other infrastructure costs	1.8	4.1
Materials and other pre-production costs	(1.9)	(5.8)
Other items	1.4	2.9
Total change in research and development expense	$24.4	$41.3
General and administrative
The changes in general and administrative expense for the three and six months ended July 2, 2016, as compared to the three and six months ended July 4, 2015, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Acquisition-related costs	$6.2	$6.1
Salary, benefits and other employee-related costs	1.5	1.7
Other items	1.2	1.8
Total change in general and administrative expense	$8.9	$9.6

Restructuring and other charges
During the six months ended July 2, 2016, we initiated a restructuring plan to better align our resources with our business strategy, or the 2016 Restructuring Plan. In connection with the 2016 Restructuring plan, we recorded restructuring and other charges of $14.2 million, which consisted of severance and related benefits. For an additional description of the 2016 Restructuring Plan, see Note 9 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In millions)
Contractual interest expense:
2015 Notes	$—	$1.2	$—	$3.0
2019 Term Loan	1.4	—	2.4	—
Revolving credit facility	0.4	0.1	0.6	0.3
2024 Notes	3.8	3.8	7.6	7.6
Amortization of debt discount:
2015 Notes	—	2.5	—	7.5
2024 Notes	—	—	—	0.1
Amortization of deferred financing costs:
2015 Notes	—	0.3	—	1.0
2019 Term Loan	0.1	—	0.1	—
2024 Notes	0.2	0.1	0.3	0.3
Other	—	0.2	0.3	0.1
Total interest expense	$5.9	$8.2	$11.3	$19.9
For an additional description of our outstanding indebtedness, see Note 2 in the notes to condensed consolidated financial statements. For an additional description of the 2015 Notes, see Note 3 in the notes to condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(In millions, except percentages)
Provision for income taxes	$14.5	$11.4	$21.4	$17.5
Effective tax rate	22.7%	16.4%	17.6%	15.6%
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
Our provision for income taxes for the three and six months ended July 2, 2016 is primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2016 income and includes the tax benefit of the United States federal research tax credit resulting from its permanent reinstatement in December 2015. Our provision for income taxes for the three months ended July 2, 2016 includes $4.1 million of tax benefit related to stock-based compensation deductions and $4.2 million of tax provision related to foreign withholding taxes which were recorded as discrete items during the period.

Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings.We estimate our annual effective tax rate for fiscal 2016 to be approximately 18%. Our estimate excludes tax effects of certain stock-based compensation, potential acquisitions, and other items that we cannot anticipate.
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

Liquidity and Capital Resources

	As of
	July 2, 2016	January 2, 2016	Change
	(In millions)
Cash, cash equivalents and short-term investments	$704.3	$711.2	$(6.9)
Net working capital	$397.7	$427.9	$(30.2)
Cash, Cash Equivalents and Short-term Investments
As of July 2, 2016, our principal sources of liquidity consisted of $704.3 million of cash, cash equivalents and short-term investments, as compared to $711.2 million as of January 2, 2016.
Our primary sources of cash, cash equivalents and short-term investments during the six months ended July 2, 2016 were proceeds from borrowings, cash generated from operations, proceeds from the sale and maturity of available-for-sale securities, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the six months ended July 2, 2016 were payments related to salaries and benefits, other employee-related costs and operating expenses, repurchases of our common stock, acquisitions, purchases of property, plant and equipment and tax payments.
Approximately 66% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of July 2, 2016. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
Our investments in marketable debt securities are classified as available-for-sale and are classified as current assets on the condensed consolidated balance sheets. Our investments are made in accordance with our cash investment policy, which governs the amounts and types of investments we hold in our portfolio. Our investment portfolio could be affected by various risks and uncertainties including credit risk, interest rate risk and general market risk, as outlined in Part II, Item 1A, “Risk Factors.”
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.

Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The decrease in our net working capital as of July 2, 2016, as compared to January 2, 2016, is primarily due to a net decrease in cash, cash equivalents and short-term investments resulting from investing and financing activities.
Cash Flows from Operating Activities

	Six Months Ended
	July 2, 2016	July 4, 2015	Change
	(In millions)
Cash provided by operating activities	$163.6	$168.4	$(4.8)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our license agreements. The decrease in cash flows from operating activities for the six months ended July 2, 2016, as compared to the six months ended July 4, 2015, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities

	Six Months Ended
	July 2, 2016	July 4, 2015	Change
	(In millions)
Cash used for investing activities	$(6.6)	$(28.1)	$21.5
The decrease in cash used for investing activities during the six months ended July 2, 2016, as compared to the six months ended July 4, 2015, was primarily due to an increase in net proceeds from transactions associated with our available-for-sale securities, partially offset by cash paid in business combinations and asset acquisitions. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Six Months Ended
	July 2, 2016	July 4, 2015	Change
	(In millions)
Cash used for financing activities	$(111.9)	$(410.6)	$298.7
Cash used for financing activities decreased during the six months ended July 2, 2016, as compared to the six months ended July 4, 2015, primarily due to proceeds from the 2019 Term Loan and our revolving credit facility and a decrease in payments made to settle the 2015 Notes, offset by an increase in payments made to repurchase shares of our common stock.

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
Our revolving credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. The credit facility, as amended, expires on September 19, 2019 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding borrowings may be paid at any time prior to maturity. As of July 2, 2016, outstanding borrowings under the revolving credit facility were $50.0 million.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of July 2, 2016, we had approximately $480 million remaining under our authorized stock repurchase program. We expect to execute this program through the end of fiscal 2016. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and will be funded by the United States, or U.S., cash on hand, future U.S. cash flow and borrowings under our revolving credit facility. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
The following table provides information about our foreign currency forward exchange contracts as of July 2, 2016. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2016.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$56.5	0.89
Japanese yen	29.2	104.78
Canadian dollar	10.1	1.28
Chinese renminbi	7.6	6.61
Israeli shekel	7.2	3.87
British pound	7.1	0.71
South Korean won	6.7	1,170.29
Taiwan dollar	6.6	32.34
Hong Kong dollar	6.4	7.76
Indian rupee	6.3	67.65
Other	3.2	N/A
Total	$146.9
Estimated fair value	$—

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
Our short-term investments as of July 2, 2016 include $31.7 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of July 2, 2016, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.1 million.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of July 2, 2016.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when the revolving credit facility is utilized. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of July 2, 2016, we had $50.0 million outstanding under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 4 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, for an additional description of these investments. Our non-marketable investments had a carrying value of $3.8 million as of July 2, 2016, and $3.9 million as of January 2, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2016.
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
Based on their evaluation as of July 2, 2016, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While we cannot predict global economic conditions, uncertainty about future political and economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on EDA products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that result in recurring revenue.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 55% and 54% during the three months ended July 2, 2016 and July 4, 2015, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Volatility, including as a result of unforeseen political activity, of foreign currencies in certain countries where we conduct business, most notably the Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•	the adoption or expansion of government trade restrictions, including tariffs and other trade barriers;

•	limitations on repatriation of earnings;

•	limitations on the conversion of foreign currencies;

•	reduced protection of intellectual property rights in some countries;

•	performance of national economies;

•	longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	political and economic instability; for example, any direct or follow-on effects from the United Kingdom’s vote to leave the European Union;

•	unexpected changes in regulatory requirements;

•	inability to continue to offer competitive compensation in certain growing regions;

•	differing employment practices and labor issues;

•	United States’ and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products; and

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
We have significant operations outside the United States. As of July 2, 2016, approximately 66% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
We have a substantial level of debt. As of July 2, 2016, we had total outstanding indebtedness of $693.1 million. We also had the ability to borrow an additional $200.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024, or the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
The agreements governing our revolving credit facility and 2019 Term Loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make certain investments;

•	sell assets;

•	incur liens;

•	incur additional indebtedness and guarantee indebtedness;

•	enter into sale and leaseback transactions;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In July 2015, our Board of Directors authorized the addition of $578.8 million in the aggregate to the amount remaining under the prior authorizations. As of July 2, 2016, approximately $480 million remained available under these authorizations.
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
The following table presents repurchases made under our August 2008 and July 2015 authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended July 2, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 3, 2016 – May 7, 2016	3,730,743	$23.45	3,693,320	$633.3
May 8, 2016 – June 4, 2016	3,133,822	$24.03	3,112,025	$558.5
June 5, 2016 – July 2, 2016	3,240,018	$24.44	3,220,413	$479.8
Total	10,104,583	$23.95	10,025,758
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.					X

10.02	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016

10.03	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	Def 14A	001-15867	Appendix A	3/25/2016

10.04	The Senior Executive Bonus Plan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 25, 2016	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	July 25, 2016	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
10.01	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.					X

10.02	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016

10.03	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	Def 14A	001-15867	Appendix A	3/25/2016

10.04	The Senior Executive Bonus Plan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X