Form 10-Q
period 2016-10-01
CADENCE DESIGN SYSTEMS INC
filed 2016-10-24
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 1, 2016, approximately 286,715,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	October 1, 2016	January 2, 2016
		As Adjusted (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$524,333	$616,686
Short-term investments	8,503	94,498
Receivables, net	152,025	164,848
Inventories	64,476	56,762
Prepaid expenses and other	42,953	31,441
Total current assets	792,290	964,235
Property, plant and equipment, net of accumulated depreciation of $613,314 and $581,345, respectively	240,590	228,599
Goodwill	573,890	551,772
Acquired intangibles, net of accumulated amortization of $253,562 and $216,589, respectively	273,381	296,482
Long-term receivables	14,961	4,498
Other assets	298,975	299,929
Total assets	$2,194,087	$2,345,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$—
Accounts payable and accrued liabilities	192,948	238,022
Current portion of deferred revenue	288,373	298,285
Total current liabilities	531,321	536,307
Long-term liabilities:
Long-term portion of deferred revenue	36,338	30,209
Long-term debt	643,277	343,288
Other long-term liabilities	56,355	59,596
Total long-term liabilities	735,970	433,093
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	1,801,125	1,863,086
Treasury stock, at cost	(963,604)	(400,555)
Retained earnings (accumulated deficit)	98,425	(73,991)
Accumulated other comprehensive loss	(9,150)	(12,425)
Total stockholders’ equity	926,796	1,376,115
Total liabilities and stockholders’ equity	$2,194,087	$2,345,515
See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenue:
Product and maintenance	$415,370	$396,867	$1,247,077	$1,165,455
Services	30,850	36,896	100,026	95,557
Total revenue	446,220	433,763	1,347,103	1,261,012
Costs and expenses:
Cost of product and maintenance	38,740	41,206	125,881	114,980
Cost of services	17,867	24,005	54,563	62,571
Marketing and sales	96,793	101,950	297,103	298,880
Research and development	191,547	154,627	553,824	475,597
General and administrative	30,441	28,084	95,129	83,193
Amortization of acquired intangibles	3,889	5,687	14,206	18,037
Restructuring and other charges	101	303	14,613	4,164
Total costs and expenses	379,378	355,862	1,155,319	1,057,422
Income from operations	66,842	77,901	191,784	203,590
Interest expense	(6,053)	(4,177)	(17,306)	(24,111)
Other income, net	2,836	1,839	10,441	7,967
Income before provision (benefit) for income taxes	63,625	75,563	184,919	187,446
Provision (benefit) for income taxes	(1,087)	(2,061)	20,310	15,403
Net income	$64,712	$77,624	$164,609	$172,043
Net income per share - basic	$0.23	$0.27	0.57	0.60
Net income per share - diluted	$0.23	$0.25	0.56	0.55
Weighted average common shares outstanding – basic	280,622	284,818	288,476	284,880
Weighted average common shares outstanding – diluted	287,473	313,186	295,369	312,899

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$64,712	$77,624	$164,609	$172,043
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	951	(6,449)	2,858	(19,867)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	122	1	682	13
Changes in defined benefit plan liabilities	(238)	240	(265)	558
Total other comprehensive income (loss), net of tax effects	835	(6,208)	3,275	(19,296)
Comprehensive income	$65,547	$71,416	$167,884	$152,747

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Cash and cash equivalents at beginning of period	$616,686	$932,161
Cash flows from operating activities:
Net income	164,609	172,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,726	88,006
Amortization of debt discount and fees	792	9,185
Stock-based compensation	79,986	67,681
Gain on investments, net	(4,070)	(1,434)
Gain on sale of property, plant and equipment	(482)	—
Deferred income taxes	8,657	1,713
Other non-cash items	1,869	(69)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	2,873	(10,100)
Inventories	(16,339)	(1,861)
Prepaid expenses and other	(12,135)	(12,451)
Other assets	(3,822)	300
Accounts payable and accrued liabilities	(46,585)	(28,154)
Deferred revenue	(10,823)	(9,207)
Other long-term liabilities	(6,239)	(20,303)
Net cash provided by operating activities	248,017	255,349
Cash flows from investing activities:
Purchases of available-for-sale securities	(20,525)	(81,300)
Proceeds from the sale of available-for-sale securities	55,418	50,806
Proceeds from the maturity of available-for-sale securities	52,362	25,550
Proceeds from the sale of long-term investments	2,913	4,510
Proceeds from the sale of property, plant and equipment	482	—
Purchases of property, plant and equipment	(42,452)	(34,093)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(41,627)	—
Net cash provided by (used for) investing activities	6,571	(34,527)
Cash flows from financing activities:
Proceeds from term loans	300,000	—
Proceeds from revolving credit facility	50,000	—
Payment of debt issuance costs	(622)	—
Payment of convertible notes	—	(349,999)
Payment of convertible notes embedded conversion derivative liability	—	(530,643)
Proceeds from convertible notes hedges	—	530,643
Excess tax benefits from stock-based compensation	—	16,940
Proceeds from issuance of common stock	50,293	59,448
Stock received for payment of employee taxes on vesting of restricted stock	(35,532)	(31,795)
Payments for repurchases of common stock	(720,196)	(213,135)
Net cash used for financing activities	(356,057)	(518,541)
Effect of exchange rate changes on cash and cash equivalents	9,116	(18,351)
Decrease in cash and cash equivalents	(92,353)	(316,070)
Cash and cash equivalents at end of period	$524,333	$616,091

Supplemental cash flow information:
Cash paid for interest	$11,238	$12,134
Cash paid for taxes, net	$27,332	$23,930

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

NOTE 2. DEBT
Cadence’s outstanding debt as of October 1, 2016 and January 2, 2016 was as follows:

	October 1, 2016			January 2, 2016
	(In thousands)
	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value	Principal	Unamortized Discount and Debt Issuance Costs	Carrying Value
Revolving Credit Facility	$50,000	—	$50,000	—	$—	$—
2019 Term Loan	300,000	(487)	299,513	—	$—	—
2024 Notes	350,000	(6,236)	343,764	350,000	(6,712)	343,288
Total outstanding debt	$700,000	$(6,723)	$693,277	$350,000	$(6,712)	$343,288
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
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.25% and 2.0% per annum or at the base rate plus a margin between 0.25% and 1.0% per annum. The interest rate applied to borrowings is determined by Cadence’s consolidated leverage ratio as specified by the credit facility agreement. As of October 1, 2016, the interest rate on Cadence’s revolving credit facility was 2.16%. Interest is payable quarterly. A commitment fee ranging from 0.20% to 0.35% is assessed on the daily average undrawn portion of revolving commitments.

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a leverage ratio not to exceed 2.75 to 1, and a minimum interest coverage ratio of 3.00 to 1. As of October 1, 2016 and January 2, 2016, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
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
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio. As of October 1, 2016, the interest rate on Cadence’s 2019 Term Loan was 2.12%.
The covenants of the 2019 Term Loan are generally consistent with Cadence’s existing five-year senior unsecured revolving credit facility. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 2.75 to 1, with a step-up to 3.25 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.50 to 1 and 3.00 to 1. As of October 1, 2016, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.
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

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of October 1, 2016 and January 2, 2016 were as follows:

	As of
	October 1, 2016	January 2, 2016
	(In thousands)
Cash and cash equivalents	$524,333	$616,686
Short-term investments	8,503	94,498
Cash, cash equivalents and short-term investments	$532,836	$711,184

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of October 1, 2016 and January 2, 2016:

	As of
	October 1, 2016	January 2, 2016
	(In thousands)
Cash and interest bearing deposits	$227,262	$255,995
Money market funds	297,071	360,691
Total cash and cash equivalents	$524,333	$616,686
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of October 1, 2016 and January 2, 2016:

	As of October 1, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate debt securities	$400	$—	$—	$400
Bank certificates of deposit	2,000	—	—	2,000
United States Treasury securities	2,000	—	—	2,000
Commercial paper	1,000	—	—	1,000
Marketable debt securities	5,400	—	—	5,400
Marketable equity securities	2,211	892	—	3,103
Total short-term investments	$7,611	$892	$—	$8,503
The marketable debt securities included in short-term investments as of October 1, 2016 have contractual maturities of less than one year. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

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

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of October 1, 2016 and January 2, 2016 were as follows:

	As of
	October 1, 2016	January 2, 2016
	(In thousands)
Accounts receivable	$80,034	$107,041
Unbilled accounts receivable	71,991	57,807
Long-term receivables	14,961	4,498
Total receivables	166,986	169,346
Less allowance for doubtful accounts	—	—
Total receivables, net	$166,986	$169,346
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of October 1, 2016, no one customer accounted for 10% or more of Cadence’s total receivables. As of January 2, 2016, one customer accounted for 12% of Cadence’s total receivables, and no other customer accounted for 10% or more of Cadence’s total receivables. As of October 1, 2016, approximately 44% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables. As of January 2, 2016, approximately 45% of Cadence’s total receivables were attributable to the ten customers with the largest balances of total receivables.

NOTE 5. STOCK REPURCHASE PROGRAMS
In July 2015, Cadence’s Board of Directors approved an 18-month plan to repurchase shares of Cadence common stock of up to an aggregate of $1.2 billion, beginning in the third quarter of fiscal 2015. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time. As of October 1, 2016, the remaining amount authorized for the repurchase of shares was $240 million.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended October 1, 2016 and October 3, 2015 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Shares repurchased	9,596	5,856	31,177	10,745
Total cost of repurchased shares	$240,096	$120,059	$720,196	$213,135
For additional information regarding share repurchases, see the discussion under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended October 1, 2016 and October 3, 2015 as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Cost of product and maintenance	$550	$662	$1,461	$1,789
Cost of services	807	968	2,141	2,615
Marketing and sales	6,040	5,764	16,881	16,447
Research and development	18,002	12,847	46,376	35,625
General and administrative	4,599	3,876	13,127	11,205
Total stock-based compensation expense	$29,998	$24,117	$79,986	$67,681
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $229.9 million as of October 1, 2016, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.5 years.
For information regarding the impact of new accounting standards impacting stock-based compensation, see Note 1 under the heading “New Accounting Standards.”

NOTE 7. ACQUISITIONS
During the nine months ended October 1, 2016, Cadence completed two business combinations for total cash consideration of $42.4 million, after taking into account cash acquired of $1.8 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence will also make payments to certain employees over a period of up to four years subject to continued employment and other conditions. Cadence recorded a total of $23.6 million of goodwill, $23.2 million of acquired intangible assets and $2.6 million of net liabilities consisting primarily of deferred revenue.
The recorded goodwill is primarily related to expected synergies from combining operations of the acquired companies. The weighted-average amortization period for definite-lived intangible assets acquired is approximately 8.0 years.
Results of operations and the estimated fair value of acquired assets and assumed liabilities are recorded in the consolidated financial statements from the date of acquisition. Pro forma results of operations for the business combinations completed during the nine months ended October 1, 2016 have not been presented because the effects of these acquisitions, individually and in the aggregate, would not have been material to Cadence’s financial results. The fair values of acquired intangible assets and assumed liabilities were determined using significant inputs that are not observable in the market. For an additional description of these fair value calculations, see Note 11 in the notes to condensed consolidated financial statements.
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

NOTE 8. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended October 1, 2016 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2016	$551,772
Goodwill resulting from acquisitions	23,579
Effect of foreign currency translation	(1,461)
Balance as of October 1, 2016	$573,890
Acquired Intangibles, Net
Acquired intangibles as of October 1, 2016 were as follows, excluding intangibles that were fully amortized as of January 2, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$342,427	$(150,109)	$192,318
Agreements and relationships	174,709	(97,010)	77,699
Tradenames, trademarks and patents	9,807	(6,443)	3,364
Total acquired intangibles	$526,943	$(253,562)	$273,381
Acquired intangibles as of January 2, 2016 were as follows, excluding intangibles that were fully amortized as of January 3, 2015:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$329,627	$(124,097)	$205,530
Agreements and relationships	173,325	(86,808)	86,517
Tradenames, trademarks and patents	10,119	(5,684)	4,435
Total acquired intangibles	$513,071	$(216,589)	$296,482
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended October 1, 2016 and October 3, 2015 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Cost of product and maintenance	$10,593	$10,107	$31,802	$30,385
Amortization of acquired intangibles	3,889	5,687	14,206	18,037
Total amortization of acquired intangibles	$14,482	$15,794	$46,008	$48,422

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2016 – remaining period	$14,478
2017	56,075
2018	52,273
2019	45,243
2020	40,036
Thereafter	65,276
Total estimated amortization expense	$273,381

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the nine months ended October 1, 2016, Cadence initiated a restructuring plan, or the 2016 Restructuring Plan, and recorded restructuring and other charges of approximately $14.1 million related to severance payments and termination benefits. As of October 1, 2016, total liabilities related to the 2016 Restructuring Plan were $0.6 million. Cadence expects to make cash payments for severance and related benefits for the 2016 Restructuring Plan through fiscal 2016.
The following table presents activity relating to Cadence’s restructuring plans during the nine months ended October 1, 2016:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, January 2, 2016	$751	$386	$1,137
Restructuring and other charges (credits):
2016 Restructuring Plan	14,116	—	14,116
Prior restructuring plans	21	476	497
Non-cash charges	—	(133)	(133)
Cash payments	(14,484)	(593)	(15,077)
Effect of foreign currency translation	286	(28)	258
Balance, October 1, 2016	$690	$108	$798
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
The calculations for basic and diluted net income per share for the three and nine months ended October 1, 2016 and October 3, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands, except per share amounts)
Net income	$64,712	$77,624	$164,609	$172,043
Weighted average common shares used to calculate basic net income per share	280,622	284,818	288,476	284,880
2015 Warrants	—	20,548	—	20,031
Stock-based awards	6,851	7,820	6,893	7,988
Weighted average common shares used to calculate diluted net income per share	287,473	313,186	295,369	312,899
Net income per share - basic	$0.23	$0.27	$0.57	$0.60
Net income per share - diluted	$0.23	$0.25	$0.56	$0.55
The 2015 Warrants expired in December 2015. For an additional description of the 2015 Warrants, see Note 3 in the notes to consolidated financial statements in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended October 1, 2016 and October 3, 2015 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Long-term performance-based stock awards	1,250	—	1,008	—
Options to purchase shares of common stock	160	1,472	729	1,362
Non-vested shares of restricted stock	7	169	36	68
Total potential common shares excluded	1,417	1,641	1,773	1,430

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended October 1, 2016.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of October 1, 2016 and January 2, 2016:

	Fair Value Measurements as of October 1, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$297,071	$297,071	$—	$—
Short-term investments:
Corporate debt securities	400	—	400	—
Bank certificates of deposit	2,000	—	2,000	—
United States Treasury securities	2,000	2,000	—	—
Commercial paper	1,000	—	1,000	—
Marketable equity securities	3,103	3,103	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	25,657	25,657	—	—
Foreign currency exchange contracts	349	—	349	—
Total Assets	$331,580	$327,831	$3,749	$—

As of October 1, 2016, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of January 2, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$360,691	$360,691	$—	$—
Short-term investments:
Corporate debt securities	34,829	—	34,829	—
Bank certificates of deposit	15,046	—	15,046	—
United States Treasury securities	36,286	36,286	—	—
United States government agency securities	4,152	4,152	—	—
Commercial paper	1,993	—	1,993	—
Marketable equity securities	2,192	2,192	—	—
Trading securities held in NQDC trust	24,905	24,905	—	—
Total Assets	$480,094	$428,226	$51,868	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	362	—	362	—
Total Liabilities	$362	$—	$362	$—

Level 3 Measurements
During the nine months ended October 1, 2016, Cadence acquired intangible assets of $23.2 million. The fair value of the intangible assets acquired was determined using the income and cost approaches and level 3 inputs. Key assumptions include the amount and timing of expected future cash flows, market conditions, projected costs, assumed profit margins, discount rates and the economy in general. The fair value of these intangible assets was affected most significantly by the projected income associated with the intangible assets and the anticipated timing of the projected income, but was also impacted by the discount rate used to adjust the outcomes to their present values. Cadence used discount rates ranging from 14.0% to 17.5% to value the intangible assets acquired.
As part of its acquisitions during the nine months ended October 1, 2016, Cadence also assumed obligations related to deferred revenue, which were estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit. Cadence assumed a profit margin of 14.5% when valuing these liabilities, which were then adjusted to present value using a discount rate of 3.5%. The resulting fair value using this approach approximates the amount that Cadence would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligations assumed was affected most significantly by the estimated costs required to fulfill the obligation, but was also affected by the assumed profit margin and the discount rate.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended October 1, 2016 and October 3, 2015.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended October 1, 2016 and October 3, 2015.

NOTE 13. OTHER COMPREHENSIVE LOSS
Cadence’s other comprehensive loss is comprised of foreign currency translation losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of October 1, 2016 and January 2, 2016:

	As of
	October 1, 2016	January 2, 2016
	(In thousands)
Foreign currency translation loss	$(6,711)	$(9,569)
Changes in defined benefit plan liabilities	(3,331)	(3,066)
Unrealized holding gains on available-for-sale securities	892	210
Total accumulated other comprehensive loss	$(9,150)	$(12,425)
For the three and nine months ended October 1, 2016 and October 3, 2015 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
The following table presents a summary of revenue by geography for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In thousands)
Americas:
United States	$197,715	$199,628	$614,153	$579,011
Other Americas	6,924	6,685	23,361	19,524
Total Americas	204,639	206,313	637,514	598,535
Asia	120,206	106,627	330,417	301,835
Europe, Middle East and Africa	83,124	80,193	257,308	240,777
Japan	38,251	40,630	121,864	119,865
Total	$446,220	$433,763	$1,347,103	$1,261,012

The following table presents a summary of long-lived assets by geography as of October 1, 2016 and January 2, 2016:

	As of
	October 1, 2016	January 2, 2016
	(In thousands)
Americas:
United States	$193,611	$189,665
Other Americas	823	387
Total Americas	194,434	190,052
Asia	31,943	24,767
Europe, Middle East and Africa	13,133	12,832
Japan	1,080	948
Total	$240,590	$228,599

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
Results of Operations
Financial results for the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, reflect the following:

•	increased product and maintenance revenue, primarily because of increased demand for our software and emulation and prototyping hardware;

•	continued investment in research and development activities focused on creating and enhancing our software products to maintain the pace of innovation required by our customers;

•	increased stock-based compensation included in operating expenses; and

•	restructuring activities.
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

Revenue by Period
The following table shows our revenue for the three months ended October 1, 2016 and October 3, 2015 and the change in revenue between periods:

	Three Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$415.4	$396.9	$18.5	5%
Services	30.8	36.9	(6.1)	(16)%
Total revenue	$446.2	$433.8	$12.4	3%
The following table shows our revenue for the nine months ended October 1, 2016 and October 3, 2015 and the change in revenue between periods:

	Nine Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,247.1	$1,165.4	$81.7	7%
Services	100.0	95.6	4.4	5%
Total revenue	$1,347.1	$1,261.0	$86.1	7%
Product and maintenance revenue increased during the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, primarily because of increased revenue for our emulation and prototyping hardware and generally increased business levels. The fluctuations in services revenue during the three and nine months ended October 1, 2016, compared to the three and nine months ended October 3, 2015, are primarily due to the timing of incremental revenue from certain customer agreements that was recognized at the completion of the contract when all specified deliverables were made available. Total revenue may fluctuate from period to period based on demand for, and our resources to fulfill, our services, emulation hardware and IP offerings.
No one customer accounted for 10% or more of total revenue during the three and nine months ended October 1, 2016 or October 3, 2015.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product groups for the past five consecutive quarters:

	Three Months Ended
	October 3, 2015	January 2, 2016	April 2, 2016	July 2, 2016	October 1, 2016
Functional Verification, including Emulation and Prototyping Hardware	23%	25%	26%	27%	24%
Digital IC Design and Signoff	28%	28%	30%	27%	28%
Custom IC Design	26%	25%	25%	26%	27%
System Interconnect and Analysis	10%	10%	9%	10%	10%
IP	13%	12%	10%	10%	11%
Total	100%	100%	100%	100%	100%
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

Revenue by Geography

	Three Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
United States	$197.7	$199.6	$(1.9)	(1)%
Other Americas	6.9	6.7	0.2	3%
Asia	120.2	106.6	13.6	13%
Europe, Middle East and Africa	83.1	80.2	2.9	4%
Japan	38.3	40.7	(2.4)	(6)%
Total revenue	$446.2	$433.8	$12.4	3%

	Nine Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
United States	$614.1	$579.0	$35.1	6%
Other Americas	23.4	19.5	3.9	20%
Asia	330.4	301.8	28.6	9%
Europe, Middle East and Africa	257.3	240.8	16.5	7%
Japan	121.9	119.9	2.0	2%
Total revenue	$1,347.1	$1,261.0	$86.1	7%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
United States	44%	46%	46%	46%
Other Americas	2%	2%	2%	1%
Asia	27%	25%	25%	24%
Europe, Middle East and Africa	19%	18%	19%	19%
Japan	8%	9%	8%	10%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$38.7	$41.2	$(2.5)	(6)%
Cost of services	17.9	24.0	(6.1)	(25)%

	Nine Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$125.9	$115.0	$10.9	9%
Cost of services	54.6	62.6	(8.0)	(13)%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation and prototyping hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation and prototyping hardware products include materials, assembly, applicable reserves and overhead. These hardware manufacturing costs make our cost of emulation and prototyping hardware product higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$28.1	$31.1	$(3.0)	(10)%
Amortization of acquired intangibles	10.6	10.1	0.5	5%
Total cost of product and maintenance	$38.7	$41.2	$(2.5)	(6)%

	Nine Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$94.1	$84.6	$9.5	11%
Amortization of acquired intangibles	31.8	30.4	1.4	5%
Total cost of product and maintenance	$125.9	$115.0	$10.9	9%
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
The changes in product and maintenance-related costs for the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation and prototyping hardware costs	$(2.1)	$10.4
Other items	(0.9)	(0.9)
Total change in product and maintenance-related costs	$(3.0)	$9.5
Emulation and prototyping hardware costs decreased during the three months ended October 1, 2016, as compared to the three months ended October 3, 2015, primarily due to lower total cost of inventory sold. Emulation and prototyping hardware costs increased during the nine months ended October 1, 2016, as compared to the nine months ended October 3, 2015, primarily due to higher emulation hardware sales. Gross margins on our hardware products will fluctuate based on customer pricing strategies, product mix, product competition and product life cycle.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services will fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects or on internal development projects. Cost of services decreased during the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, primarily due to a decrease in the resources dedicated to deliver and support our services and custom IP offerings.
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
Our operating expenses for the three and nine months ended October 1, 2016 and October 3, 2015 were as follows:

	Three Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$96.8	$102.0	$(5.2)	(5)%
Research and development	191.5	154.6	36.9	24%
General and administrative	30.4	28.1	2.3	8%
Total operating expenses	$318.7	$284.7	$34.0	12%

	Nine Months Ended		Change
	October 1, 2016	October 3, 2015	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$297.1	$298.9	$(1.8)	(1)%
Research and development	553.8	475.6	78.2	16%
General and administrative	95.1	83.2	11.9	14%
Total operating expenses	$946.0	$857.7	$88.3	10%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended October 1, 2016 and October 3, 2015 were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Marketing and sales	22%	24%	22%	24%
Research and development	43%	36%	41%	38%
General and administrative	7%	6%	7%	7%
Total operating expenses	72%	66%	70%	69%

Marketing and sales
Costs of marketing and sales decreased during the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, primarily due to a reduction in outside services and certain operational improvements within our sales organization. The changes in marketing and sales expense for the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$(3.3)	$(1.7)
Professional services	(1.7)	(1.5)
Other items	(0.2)	1.4
Total change in marketing and sales expense	$(5.2)	$(1.8)
Research and Development
Costs included in research and development increased during the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, primarily due to incremental investments in research and development as a result of additional hiring as well as headcount added from acquisitions.
Stock-based compensation included in research and development increased during the three months ended October 1, 2016, as compared to the three months ended October 3, 2015, and during the nine months ended October 1, 2016, as compared to the nine months ended October 3, 2015, primarily because of higher grant-date fair values of stock awards vesting during the three and six months ended July 2, 2016. We expect stock-based compensation included in research and development to increase during the remainder of fiscal 2016, as compared to fiscal 2015, due to higher grant-date fair values of stock awards vesting during fiscal 2016.
The changes in research and development expense for the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$25.8	$60.3
Stock-based compensation	5.2	10.8
Facilities and other infrastructure costs	3.0	7.1
Materials and other pre-production costs	1.5	(4.3)
Travel and professional development	0.7	2.5
Other items	0.7	1.8
Total change in research and development expense	$36.9	$78.2

General and administrative
The changes in general and administrative expense for the three and nine months ended October 1, 2016, as compared to the three and nine months ended October 3, 2015, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Acquisition-related costs	$—	$4.9
Salary, benefits and other employee-related costs	2.0	3.9
Stock-based compensation	0.7	1.9
Other items	(0.4)	1.2
Total change in general and administrative expense	$2.3	$11.9
Restructuring and other charges
During the nine months ended October 1, 2016, we initiated a restructuring plan to better align our resources with our business strategy, or the 2016 Restructuring Plan. In connection with the 2016 Restructuring plan, we recorded restructuring and other charges of $14.1 million, which consisted of severance and related benefits. For an additional description of the 2016 Restructuring Plan, see Note 9 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In millions)
Contractual interest expense:
2015 Notes	$—	$—	$—	$3.0
2019 Term Loan	1.6	—	3.9	—
Revolving credit facility	0.4	0.1	1.0	0.4
2024 Notes	3.8	3.8	11.4	11.4
Amortization of debt discount:
2015 Notes	—	—	—	7.5
2024 Notes	—	—	—	0.1
Amortization of deferred financing costs:
2015 Notes	—	—	—	1.0
2019 Term Loan	0.1	—	0.1	—
2024 Notes	0.2	0.1	0.5	0.4
Other	—	0.2	0.4	0.3
Total interest expense	$6.1	$4.2	$17.3	$24.1
For an additional description of our outstanding indebtedness, see Note 2 in the notes to condensed consolidated financial statements. For an additional description of the 2015 Notes, see Note 3 in the notes to condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(In millions, except percentages)
Provision (benefit) for income taxes	$(1.1)	$(2.1)	$20.3	$15.4
Effective tax rate	(1.7)%	(2.7)%	11.0%	8.2%
We adopted a new accounting standard related to the accounting for stock-based compensation during the three months ended April 2, 2016 that requires all income tax effects of stock-based awards to be recognized in our condensed consolidated income statement as the awards vest or are settled. For further discussion regarding new accounting standards, see Note 1 in the notes to condensed consolidated financial statements under the heading “New Accounting Standards.”
Our provision (benefit) for income taxes for the three and nine months ended October 1, 2016 is primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2016 income and includes the tax benefit of the United States federal research tax credit resulting from its permanent reinstatement in December 2015. Our benefit for income taxes for the three months ended October 1, 2016 includes $6.7 million of tax benefit related to stock-based compensation that vested or settled during the period.
Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. We estimate our annual effective tax rate for fiscal 2016 to be approximately 12%. Our estimate excludes tax effects of certain stock-based compensation, potential acquisitions, and other items that we cannot anticipate.
Our provision (benefit) for income taxes for the three and nine months ended October 3, 2015 primarily resulted from federal, state and foreign income taxes on our then anticipated fiscal 2015 income, which was partially offset by $13.8 million of tax benefit related to the effective settlement of a tax examination of a foreign subsidiary. Our provision (benefit) for income taxes for the three and nine months ended October 3, 2015 did not include the potential tax benefit of the United States federal research tax credit, which had expired in December 2014.
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

Liquidity and Capital Resources

	As of
	October 1, 2016	January 2, 2016	Change
	(In millions)
Cash, cash equivalents and short-term investments	$532.8	$711.2	$(178.4)
Net working capital	$261.0	$427.9	$(166.9)
Cash, Cash Equivalents and Short-term Investments
As of October 1, 2016, our principal sources of liquidity consisted of $532.8 million of cash, cash equivalents and short-term investments, as compared to $711.2 million as of January 2, 2016.

Our primary sources of cash, cash equivalents and short-term investments during the nine months ended October 1, 2016 were proceeds from borrowings, cash generated from operations, proceeds from the sale and maturity of available-for-sale securities, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the nine months ended October 1, 2016 were payments related to salaries and benefits, other employee-related costs and operating expenses, repurchases of our common stock, purchases of property, plant and equipment, acquisitions, and tax payments.
Approximately 68% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of October 1, 2016. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 6 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016.
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
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The decrease in our net working capital as of October 1, 2016, as compared to January 2, 2016, is primarily due to a net decrease in cash, cash equivalents and short-term investments resulting from financing activities.
Cash Flows from Operating Activities

	Nine Months Ended
	October 1, 2016	October 3, 2015	Change
	(In millions)
Cash provided by operating activities	$248.0	$255.3	$(7.3)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The decrease in cash flows from operating activities for the nine months ended October 1, 2016, as compared to the nine months ended October 3, 2015, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, tax payments and the timing of our billings, collections and disbursements.
Cash Flows from Investing Activities

	Nine Months Ended
	October 1, 2016	October 3, 2015	Change
	(In millions)
Cash provided by (used for) investing activities	$6.6	$(34.5)	$41.1

The increase in cash provided by investing activities during the nine months ended October 1, 2016, as compared to the nine months ended October 3, 2015, was primarily due to an increase in net proceeds from transactions associated with our available-for-sale securities, partially offset by cash used for business combinations and asset acquisitions. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Nine Months Ended
	October 1, 2016	October 3, 2015	Change
	(In millions)
Cash used for financing activities	$(356.1)	$(518.5)	$162.4
Cash used for financing activities decreased during the nine months ended October 1, 2016, as compared to the nine months ended October 3, 2015, primarily due to proceeds from the 2019 Term Loan and our revolving credit facility and a decrease in payments made to settle the 2015 Notes, offset by an increase in payments made to repurchase shares of our common stock.
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
Our revolving credit facility provides for borrowings up to $250.0 million, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million. The credit facility, as amended, expires on September 19, 2019 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on September 19, 2019. Outstanding borrowings may be paid at any time prior to maturity. As of October 1, 2016, outstanding borrowings under the revolving credit facility were $50.0 million.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of October 1, 2016, we had approximately $240 million remaining under our authorized stock repurchase program. We expect to execute this program through the end of fiscal 2016. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and will be funded by the United States, or U.S., cash on hand, future U.S. cash flow and borrowings under our revolving credit facility. For an additional description of our share repurchase programs and repurchase authorizations, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
In certain countries where we may invoice customers in the local currency our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in foreign exchange rates are not generally moderated by corresponding fluctuations in revenues from existing contracts.
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
The following table provides information about our foreign currency forward exchange contracts as of October 1, 2016. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2016.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$52.0	0.89
Japanese yen	23.3	102.00
Israeli shekel	19.9	3.78
Chinese renminbi	12.9	6.70
British pound	10.5	0.76
Taiwan dollar	9.1	31.56
South Korean won	6.0	1,116.88
Canadian dollar	5.4	1.32
Other	10.8	N/A
Total	$149.9
Estimated fair value	$0.3
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
Our short-term investments as of October 1, 2016 include $5.4 million of marketable debt securities that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of October 1, 2016, an increase in the market rates of interest of 1% would not result in a material decrease in the fair values of our marketable debt securities.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of October 1, 2016.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when the revolving credit facility is utilized. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of October 1, 2016, we had $50.0 million outstanding under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 4 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, for an additional description of these investments. Our non-marketable investments had a carrying value of $3.2 million as of October 1, 2016, and $3.9 million as of January 2, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2016.
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
Based on their evaluation as of October 1, 2016, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% and 54% during the three months ended October 1, 2016 and October 3, 2015, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Volatility of foreign currencies in certain countries where we conduct business, most notably the Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:

•	changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary, the United Kingdom, China, India or other international locations where we have operations;

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards;

•	a change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	results of examinations by the Internal Revenue Service, or IRS, state, and foreign tax or other governmental authorities.
The United States President and Congress have proposed tax reform which might impact the way United States-based multinationals are taxed on foreign income. In October 2015, the Organisation for Economic Co-operation and Development, an international association of 34 countries, including the United States, released the final reports from its Base Erosion and Profit Shifting, or BEPS, Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans proposed revisions to numerous tax rules including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations and may increase our taxes in these countries. Additionally, the European Commission has been conducting investigations focusing on the appropriateness of tax rulings between various European Union, or EU, member countries and companies. The European Commission concluded that certain EU member countries granted rulings that artificially reduced tax burdens in violation of EU state aid rules. It is possible that these developments may in the future adversely affect our effective tax rate or result in higher cash tax liabilities.
Forecasts of our annual effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules and results of tax audits. Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes. If there were a material difference between forecasted and actual tax rates, then it could have a material impact on our results of operations.
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
We have significant operations outside the United States. As of October 1, 2016, approximately 68% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
We have a substantial level of debt. As of October 1, 2016, we had total outstanding indebtedness of $693.3 million. We also had the ability to borrow an additional $200.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $150.0 million upon the receipt of lender commitments, for total maximum borrowings of $400.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024, or the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2008, our Board of Directors authorized us to repurchase shares of our common stock in the open market with a value of up to $500.0 million in the aggregate. In July 2015, our Board of Directors authorized the addition of $578.8 million in the aggregate to the amount remaining under the prior authorizations. As of October 1, 2016, $240 million remained available under these authorizations.
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
The following table presents repurchases made under our August 2008 and July 2015 authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended October 1, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 3, 2016 – August 6, 2016	3,391,433	$25.10	3,344,257	$396
August 7, 2016 – September 3, 2016	3,713,078	$24.87	3,217,120	$316
September 4, 2016 – October 1, 2016	3,110,028	$25.07	3,034,644	$240
Total	10,214,539	$25.01	9,596,021
 ______________________________

(1)
Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.

(2)	The weighted average price paid per share of common stock does not include the cost of commissions.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-212669	99.01	7/25/2016

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 24, 2016	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	October 24, 2016	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-212669	99.01	7/25/2016

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X