Form 10-Q
period 2017-04-01
CADENCE DESIGN SYSTEMS INC
filed 2017-04-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
_____________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 1, 2017, approximately 279,601,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$544,128	$465,232
Short-term investments	3,479	3,057
Receivables, net	180,571	157,171
Inventories	30,734	39,475
Prepaid expenses and other	41,092	37,099
Total current assets	800,004	702,034
Property, plant and equipment, net of accumulated depreciation of $623,185 and $612,961, respectively	243,949	238,607
Goodwill	574,545	572,764
Acquired intangibles, net of accumulated amortization of $254,949 and $267,723, respectively	244,445	258,814
Long-term receivables	13,127	12,949
Other assets	315,128	311,740
Total assets	$2,191,198	$2,096,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$50,000
Accounts payable and accrued liabilities	193,978	239,496
Current portion of deferred revenue	331,848	296,066
Total current liabilities	575,826	585,562
Long-term liabilities:
Long-term portion of deferred revenue	66,399	66,769
Long-term debt	643,709	643,493
Other long-term liabilities	64,672	59,314
Total long-term liabilities	774,780	769,576
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and capital in excess of par value	1,824,306	1,820,081
Treasury stock, at cost	(1,166,599)	(1,190,053)
Retained earnings	205,161	136,902
Accumulated other comprehensive loss	(22,276)	(25,160)
Total stockholders’ equity	840,592	741,770
Total liabilities and stockholders’ equity	$2,191,198	$2,096,908

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenue:
Product and maintenance	$451,407	$411,744
Services	25,504	36,118
Total revenue	476,911	447,862
Costs and expenses:
Cost of product and maintenance	43,717	44,181
Cost of services	18,075	17,873
Marketing and sales	103,347	99,200
Research and development	198,286	179,906
General and administrative	31,816	28,300
Amortization of acquired intangibles	3,856	5,780
Restructuring and other charges (credits)	(1,788)	14,586
Total costs and expenses	397,309	389,826
Income from operations	79,602	58,036
Interest expense	(6,479)	(5,357)
Other income, net	1,059	4,763
Income before provision for income taxes	74,182	57,442
Provision for income taxes	5,923	6,880
Net income	$68,259	$50,562
Net income per share - basic	$0.25	$0.17
Net income per share - diluted	$0.25	$0.17
Weighted average common shares outstanding – basic	270,173	296,615
Weighted average common shares outstanding – diluted	277,736	303,434

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$68,259	$50,562
Other comprehensive income, net of tax effects:
Foreign currency translation adjustments	2,389	4,214
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	465	865
Changes in defined benefit plan liabilities	30	81
Total other comprehensive income, net of tax effects	2,884	5,160
Comprehensive income	$71,143	$55,722

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Cash and cash equivalents at beginning of period	$465,232	$616,686
Cash flows from operating activities:
Net income	68,259	50,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,894	31,231
Amortization of debt discount and fees	350	255
Stock-based compensation	27,436	24,632
Gain on investments, net	(1,228)	(2,617)
Deferred income taxes	1,990	1,623
Other non-cash items	1,359	209
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(22,475)	11,618
Inventories	6,000	(3,714)
Prepaid expenses and other	(3,777)	(10,132)
Other assets	(3,657)	(3,595)
Accounts payable and accrued liabilities	(46,159)	(42,557)
Deferred revenue	34,325	30,710
Other long-term liabilities	1,113	(5,034)
Net cash provided by operating activities	92,430	83,191
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(20,525)
Proceeds from the sale of available-for-sale securities	107	1,000
Proceeds from the maturity of available-for-sale securities	—	19,000
Proceeds from the sale of long-term investments	—	2,583
Purchases of property, plant and equipment	(14,843)	(12,116)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(3,853)
Net cash used for investing activities	(14,736)	(13,911)
Cash flows from financing activities:
Proceeds from term loan	—	300,000
Proceeds from revolving credit facility	50,000	50,000
Payment on revolving credit facility	(50,000)	—
Payment of debt issuance costs	(793)	(542)
Proceeds from issuance of common stock	22,715	24,200
Stock received for payment of employee taxes on vesting of restricted stock	(22,470)	(15,225)
Payments for repurchases of common stock	—	(240,000)
Net cash provided by (used for) financing activities	(548)	118,433
Effect of exchange rate changes on cash and cash equivalents	1,750	6,001
Increase in cash and cash equivalents	78,896	193,714
Cash and cash equivalents at end of period	$544,128	$810,400

Supplemental cash flow information:
Cash paid for interest	$2,219	$109
Cash paid for taxes, net	$9,767	$4,799

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc., or Cadence, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Certain prior period balances have been reclassified to conform to current period presentation.
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

NOTE 2. DEBT
Cadence’s outstanding debt as of April 1, 2017 and December 31, 2016 was as follows:

	April 1, 2017			December 31, 2016
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$50,000	$—	$50,000	$50,000	$—	$50,000
2019 Term Loan	300,000	(382)	299,618	300,000	(434)	299,566
2024 Notes	350,000	(5,909)	344,091	350,000	(6,073)	343,927
Total outstanding debt	$700,000	$(6,291)	$693,709	$700,000	$(6,507)	$693,493
Revolving Credit Facility
On January 30, 2017, Cadence entered into a five-year senior unsecured revolving credit facility with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent, which replaced Cadence’s existing revolving credit facility. The credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity.
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.25% and 1.875% per annum or at the base rate plus a margin between 0.25% and 0.875% per annum. As of April 1, 2017, the interest rate on Cadence’s credit facility was 2.60%. Interest is payable quarterly. A commitment fee ranging from 0.15% to 0.30% is assessed on the daily average undrawn portion of revolving commitments.

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of April 1, 2017, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2019 Term Loan
In January 2016, Cadence entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility due on January 28, 2019, or the 2019 Term Loan, with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. On January 30, 2017, Cadence amended the agreement for its 2019 Term Loan. The amendment modified the 2019 Term Loan covenants to make them consistent with the covenants in the revolving credit facility. The other material terms of the 2019 Term Loan remain unchanged.
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio. As of April 1, 2017, the interest rate on Cadence’s 2019 Term Loan was 2.44%.
The 2019 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step-up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of April 1, 2017, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.
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
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of April 1, 2017, Cadence was in compliance with all financial covenants associated with the 2024 Notes.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of April 1, 2017 and December 31, 2016 were as follows:

	As of
	April 1, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$544,128	$465,232
Short-term investments	3,479	3,057
Cash, cash equivalents and short-term investments	$547,607	$468,289

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of April 1, 2017 and December 31, 2016:

	As of
	April 1, 2017	December 31, 2016
	(In thousands)
Cash and interest bearing deposits	$162,923	$227,508
Money market funds	381,205	237,724
Total cash and cash equivalents	$544,128	$465,232
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of April 1, 2017 and December 31, 2016:

	As of April 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$2,088	$1,391	$—	$3,479

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$2,131	$926	$—	$3,057
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income, net in the condensed consolidated income statements.

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of April 1, 2017 and December 31, 2016 were as follows:

	As of
	April 1, 2017	December 31, 2016
	(In thousands)
Accounts receivable	$114,137	$85,554
Unbilled accounts receivable	66,434	71,617
Long-term receivables	13,127	12,949
Total receivables	193,698	170,120
Less allowance for doubtful accounts	—	—
Total receivables, net	$193,698	$170,120
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of April 1, 2017 and December 31, 2016, no one customer accounted for 10% or more of Cadence’s total receivables.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended April 1, 2017 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2016	$572,764
Effect of foreign currency translation	1,781
Balance as of April 1, 2017	$574,545
Acquired Intangibles, Net
Acquired intangibles as of April 1, 2017 were as follows, excluding intangibles that were fully amortized as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$340,345	$(168,706)	$171,639
Agreements and relationships	150,031	(79,952)	70,079
Tradenames, trademarks and patents	9,018	(6,291)	2,727
Total acquired intangibles	$499,394	$(254,949)	$244,445
Acquired intangibles as of December 31, 2016 were as follows, excluding intangibles that were fully amortized as of January 2, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$342,108	$(160,178)	$181,930
Agreements and relationships	174,623	(100,778)	73,845
Tradenames, trademarks and patents	9,806	(6,767)	3,039
Total acquired intangibles	$526,537	$(267,723)	$258,814
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended April 1, 2017 and April 2, 2016 was as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Cost of product and maintenance	$10,578	$10,663
Amortization of acquired intangibles	3,856	5,780
Total amortization of acquired intangibles	$14,434	$16,443

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2017 – remaining period	$41,615
2018	52,267
2019	45,250
2020	40,039
2021	35,546
Thereafter	29,728
Total estimated amortization expense	$244,445

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended April 1, 2017 and April 2, 2016 as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Cost of product and maintenance	$529	$464
Cost of services	761	681
Marketing and sales	6,008	5,536
Research and development	15,482	13,897
General and administrative	4,656	4,054
Total stock-based compensation expense	$27,436	$24,632
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $201.0 million as of April 1, 2017, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.2 years.

NOTE 7. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During fiscal 2016, Cadence initiated two restructuring plans, or the 2016 Restructuring Plans, and recorded restructuring and other charges of approximately $40.4 million related to severance payments and termination benefits, including costs associated with a voluntary early retirement program offered to certain employees. During the three months ended April 1, 2017, Cadence revised certain estimates made in connection with the 2016 Restructuring Plans and recorded credits of approximately $1.8 million. As of April 1, 2017, total liabilities related to the 2016 Restructuring Plans were $13.3 million. Cadence expects to make cash payments for severance and related benefits for the 2016 Restructuring Plans through the first quarter of fiscal 2019.

The following table presents activity relating to Cadence’s restructuring plans during the three months ended April 1, 2017:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 31, 2016	$24,402	$58	$24,460
Restructuring and other charges (credits):
2016 Restructuring Plans	(1,830)	—	(1,830)
Prior restructuring plans	—	42	42
Non-cash charges	—	1	1
Cash payments	(9,351)	(71)	(9,422)
Effect of foreign currency translation	114	—	114
Balance, April 1, 2017	$13,335	$30	$13,365
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
April 1, 2017
(In thousands)
Accounts payable and accrued liabilities	$12,235
Other long-term liabilities	1,130
Total liabilities	$13,365

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
The calculations for basic and diluted net income per share for the three months ended April 1, 2017 and April 2, 2016 are as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands, except per share amounts)
Net income	$68,259	$50,562
Weighted average common shares used to calculate basic net income per share	270,173	296,615
Stock-based awards	7,563	6,819
Weighted average common shares used to calculate diluted net income per share	277,736	303,434
Net income per share - basic	$0.25	$0.17
Net income per share - diluted	$0.25	$0.17

The following table presents shares of Cadence’s common stock outstanding for the three months ended April 1, 2017 and April 2, 2016 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Long-term performance-based stock awards	232	635
Options to purchase shares of common stock	391	749
Non-vested shares of restricted stock	161	83
Total potential common shares excluded	784	1,467

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended April 1, 2017.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 1, 2017 and December 31, 2016:

	Fair Value Measurements as of April 1, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$381,205	$381,205	$—	$—
Short-term investments:
Marketable equity securities	3,479	3,479	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	26,449	26,449	—	—
Foreign currency exchange contracts	2,450	—	2,450	—
Total Assets	$413,583	$411,133	$2,450	$—

As of April 1, 2017, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$237,724	$237,724	$—	$—
Short-term investments:
Marketable equity securities	3,057	3,057	—	—
Trading securities held in NQDC trust	26,622	26,622	—	—
Total Assets	$267,403	$267,403	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$2,653	$—	$2,653	$—

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended April 1, 2017 and April 2, 2016.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended April 1, 2017 and April 2, 2016.
Non-Income Based Taxes
Cadence undergoes examination from time to time by U.S. and foreign authorities for non-income based taxes, such as payroll, sales, use, value-added, net worth or franchise, property, goods and services, consumption, import, stamp and excise taxes. Cadence is under examination by tax authorities in certain jurisdictions. If the potential loss from the examinations is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated expense. Tax examinations and the related appeals processes are subject to uncertainties, and the outcomes are difficult to predict.  Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential losses related to the non-income based taxes and may revise estimates.

NOTE 11. OTHER COMPREHENSIVE LOSS
Cadence’s other comprehensive loss is comprised of foreign currency translation losses, changes in defined benefit plan liabilities, and changes in unrealized holding gains and losses on available-for-sale securities net of reclassifications for realized gains and losses, as presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of April 1, 2017 and December 31, 2016:

	As of
	April 1, 2017	December 31, 2016
	(In thousands)
Foreign currency translation loss	$(19,981)	$(22,370)
Changes in defined benefit plan liabilities	(3,686)	(3,716)
Unrealized holding gains on available-for-sale securities	1,391	926
Total accumulated other comprehensive loss	$(22,276)	$(25,160)
For the three months ended April 1, 2017 and April 2, 2016 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
The following table presents a summary of revenue by geography for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In thousands)
Americas:
United States	$205,435	$210,022
Other Americas	7,755	9,241
Total Americas	213,190	219,263
Asia	122,423	99,179
Europe, Middle East and Africa	98,321	85,464
Japan	42,977	43,956
Total	$476,911	$447,862

The following table presents a summary of long-lived assets by geography as of April 1, 2017 and December 31, 2016:

	As of
	April 1, 2017	December 31, 2016
	(In thousands)
Americas:
United States	$194,801	$193,750
Other Americas	745	757
Total Americas	195,546	194,507
Asia	33,696	30,564
Europe, Middle East and Africa	13,919	12,692
Japan	788	844
Total	$243,949	$238,607

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

New Accounting Standards
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, Topic 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.
Topic 606 will be effective for us beginning with the first quarter of fiscal 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or modified retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the cumulative catch-up transition method.
While we continue to assess all potential impacts of Topic 606, we currently expect to continue to recognize revenue over time for our time-based software arrangements, which represents a significant percentage of our total revenue, because the multiple software licenses and related updates in our time-based arrangements constitute a single, combined performance obligation. The timing of revenue recognition for our hardware and professional services is expected to remain substantially unchanged.
We currently believe the adoption of Topic 606 will impact our accounting for multiple element arrangements, or MEAs, that combine many software-related deliverables, which may include multiple software contracts with varying terms, IP licenses, and/or service elements. Topic 605 requires vendor-specific objective evidence, or VSOE, to recognize revenue separately for the different software elements. We have not established VSOE under Topic 605, thus the revenue related to these MEAs is generally recognized over time beginning with the delivery of the last specified deliverable and ending on the latest end date. Topic 606 requires us to separate the different software elements through the use of stand-alone selling prices and to recognize the revenue allocated to the different software elements as if those software elements had been sold on a standalone basis, either up front or over time.
For example, we could have an MEA that includes three elements: (i) an element that is delivered up-front at contract execution, (ii) 12 months of maintenance for element (i), and (iii) an element with a 36-month term. Under Topic 605, the revenue for all three elements would all be recognized over the 36-month term. Under Topic 606, revenue will be allocated to each of the elements, or performance obligations, and the related revenue will be recognized as each performance obligation is fulfilled. In the example above with three performance obligations, amounts would be allocated to the up-front element, the maintenance element and the 36-month term element, and those revenue amounts would be recognized upon delivery of the up-front element, over the 12-month maintenance term and over the 36-month term, respectively.
The allocation of revenue for each performance obligation noted above is determined based on the standalone selling price, or SSP, of each performance obligation. More judgment and estimates will be required under Topic 606 than are required under Topic 605, including estimating the SSP for each performance obligation identified within our contracts. We are currently performing analyses to determine the SSP for each of the performance obligations that have been identified.
Topic 606 also requires the deferral of incremental costs of obtaining a contract with a customer. This will require that we capitalize commission costs directly related to obtaining customer contracts, and we will amortize those costs over the life of the contract. Due to the broad scope and complexity associated with Topic 606, we are currently implementing systems and processes to assist in the adoption of this new accounting standard.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments,” which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The updated standard becomes effective for us in the first quarter of fiscal 2018, and early adoption is permitted. We are currently evaluating the effect the updated standard will have on our consolidated financial statements and related disclosures.

Leases
In February 2016, the FASB issued ASU 2016-02, “Leases,” requiring, among other things, the recognition of lease liabilities and corresponding right-of-use assets on the balance sheet by lessees for certain lease arrangements that are classified as operating leases under the previous standard. The updated standard becomes effective for us in the first quarter of fiscal 2019, with early adoption permitted, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We anticipate that the adoption of this standard will have a material effect on our consolidated balance sheets and may require changes to our systems and processes. We have not yet made any decision on the timing of adoption.
Income Tax
In October 2016, the FASB issued ASU 2016-16, “Income taxes: Intra-entity Transfers of Assets Other Than Inventory.” The new guidance requires the recognition of the income tax consequences of an intra-entity asset transfer when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The new standard becomes effective for us in the first quarter of fiscal 2018, and early adoption is permitted. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements. We anticipate the potential for increased volatility in future effective tax rates from the adoption of this guidance.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” that revises the definition of a business as it relates to acquisitions, disposals, goodwill impairments and consolidations. The updated standard becomes effective for us in the first quarter of fiscal 2018, and early adoption is permitted. We are currently evaluating the effect of adopting the new standard.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. The new standard is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.
Results of Operations
Financial results for the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, reflect the following:

•	increased product and maintenance revenue, primarily because of growth in our software and IP business; and

•	continued investment in research and development activities focused on creating and enhancing our products to maintain the pace of innovation required by our customers.
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our emulation and prototyping hardware technology, providing maintenance for our software, hardware and IP, providing engineering services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, hardware and IP products generating revenue in any given period and whether the revenue is recognized over multiple periods or up front, upon completion of delivery.
Approximately 90% of our revenue is recognized over time, and the remainder of the resulting revenue is recognized up front, upon completion of delivery. Revenue recognized over time includes revenue from our time-based software arrangements, certain IP license arrangements where revenue is recognized over multiple periods, services, royalties from certain IP arrangements, maintenance on perpetual software licenses and hardware, and operating leases of hardware. Upfront revenue is primarily generated by our sales of emulation and prototyping hardware and perpetual software and certain IP licenses. Our ability to maintain this mix in any single fiscal period may be impacted primarily by delivery of hardware and IP products to our customers.

Revenue by Period
The following table shows our revenue for the three months ended April 1, 2017 and April 2, 2016 and the change in revenue between periods:

	Three Months Ended		Change
	April 1, 2017	April 2, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$451.4	$411.8	$39.6	10%
Services	25.5	36.1	(10.6)	(29)%
Total revenue	$476.9	$447.9	$29.0	6%
Product and maintenance revenue may fluctuate from period to period and by geography based on demand for emulation hardware and IP offerings. Product and maintenance revenue increased during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, primarily because of growth in our software and IP business.
Services revenue may fluctuate from period to period based on demand for, and our available resources to fulfill, our services and IP offerings. The decrease in services revenue during the three months ended April 1, 2017, compared to the three months ended April 2, 2016, was primarily due to the timing of incremental revenue recognized during the three months ended April 2, 2016 from a customer agreement at the completion of the contract when all specified deliverables were made available.
No one customer accounted for 10% or more of total revenue during the three months ended April 1, 2017 or April 2, 2016.
Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016	April 1, 2017
Functional Verification, including Emulation and Prototyping Hardware	26%	27%	24%	25%	23%
Digital IC Design and Signoff	30%	27%	28%	30%	29%
Custom IC Design	25%	26%	27%	25%	26%
System Interconnect and Analysis	9%	10%	10%	9%	10%
IP	10%	10%	11%	11%	12%
Total	100%	100%	100%	100%	100%
Revenue by product group fluctuates from period to period based on demand for, and our resources to fulfill, our services, emulation hardware and IP offerings. As described in Note 2 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.

Revenue by Geography

	Three Months Ended		Change
	April 1, 2017	April 2, 2016	Amount	Percentage
	(In millions, except percentages)
United States	$205.4	$210.0	$(4.6)	(2)%
Other Americas	7.8	9.2	(1.4)	(15)%
Asia	122.4	99.2	23.2	23%
Europe, Middle East and Africa	98.3	85.5	12.8	15%
Japan	43.0	44.0	(1.0)	(2)%
Total revenue	$476.9	$447.9	$29.0	6%
Revenue by geography fluctuates from period to period based on demand for, and our resources to fulfill, our services, emulation hardware and IP offerings.
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 1, 2017	April 2, 2016
United States	43%	47%
Other Americas	2%	2%
Asia	26%	22%
Europe, Middle East and Africa	20%	19%
Japan	9%	10%
Total	100%	100%
Cost of Revenue

	Three Months Ended		Change
	April 1, 2017	April 2, 2016	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$43.7	$44.2	$(0.5)	(1)%
Cost of services	18.1	17.9	0.2	1%
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

A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	April 1, 2017	April 2, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$33.1	$33.5	$(0.4)	(1)%
Amortization of acquired intangibles	10.6	10.7	(0.1)	(1)%
Total cost of product and maintenance	$43.7	$44.2	$(0.5)	(1)%
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
The changes in product and maintenance-related costs for the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, were due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$(1.4)
Other items	1.0
Total change in product and maintenance-related costs	$(0.4)
Salary, benefits and other employee-related costs decreased during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, primarily due to a reduction in headcount.
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

Our operating expenses for the three months ended April 1, 2017 and April 2, 2016 were as follows:

	Three Months Ended		Change
	April 1, 2017	April 2, 2016	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$103.3	$99.2	$4.1	4%
Research and development	198.3	179.9	18.4	10%
General and administrative	31.8	28.3	3.5	12%
Total operating expenses	$333.4	$307.4	$26.0	8%
Our operating expenses, as a percentage of total revenue, for the three months ended April 1, 2017 and April 2, 2016 were as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Marketing and sales	22%	22%
Research and development	42%	40%
General and administrative	7%	6%
Total operating expenses	71%	68%
Marketing and Sales
The changes in marketing and sales expense for the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, were due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$2.9
Other items	1.2
Total change in marketing and sales expense	$4.1
Salary, benefits and other employee-related costs increased during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, primarily due to an increase in headcount resulting from additional hiring.
Research and Development
The changes in research and development expense for the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, were due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$15.5
Facilities and other infrastructure costs	1.8
Stock-based compensation	1.6
Other items	(0.5)
Total change in research and development expense	$18.4

Costs included in research and development increased during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, primarily due to incremental investments in research and development as a result of additional hiring as well as headcount added from acquisitions.
Stock-based compensation included in research and development increased during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, primarily because successive increases in the price of our common stock have resulted in higher grant-date fair values for the mix of stock awards expensed in each period. We expect stock-based compensation included in research and development to increase during the remainder of fiscal 2017, as compared to fiscal 2016, due to higher grant-date fair values of stock awards vesting during fiscal 2017.
We must invest significantly in product research and development to keep pace with the latest manufacturing technology. The demand for new IC manufacturing technology directly impacts the demand for our newest products and we must keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect to continue to invest significant resources in research and development.
General and Administrative
The changes in general and administrative expense for the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, were due to the following:

Change
Three Months Ended
(In millions)
Professional services	$1.7
Salary, benefits and other employee-related costs	1.2
Other items	0.6
Total change in general and administrative expense	$3.5
Costs included in general and administrative increased during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, primarily due to an increase in professional services received and increased headcount resulting from hiring.
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
During the three months ended April 1, 2017, we revised certain estimates made in connection with the 2016 Restructuring Plans and recorded credits of approximately $1.8 million. For additional information about our restructuring plans, see Note 7 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In millions)
Contractual interest expense:
2019 Term Loan	$1.8	$1.0
2024 Notes	3.8	3.8
Revolving credit facility	0.4	0.3
Amortization of debt discount:
2019 Term Loan	0.1	—
2024 Notes	0.2	0.2
Other	0.2	0.1
Total interest expense	$6.5	$5.4
For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
	(In millions, except percentages)
Provision for income taxes	$5.9	$6.9
Effective tax rate	8.0%	12.0%
Our provision for income taxes for the three months ended April 1, 2017 is primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2017 income, partially offset by $7.2 million of tax benefit related to stock-based compensation that vested or was exercised during the period.
Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. We estimate our annual effective tax rate for fiscal 2017 to be approximately 12.0%. Our estimate excludes tax effects of certain stock-based compensation, potential acquisitions, and other items that we cannot reliably anticipate.
Our provision for income taxes for the three months ended April 2, 2016 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2016 income, which was partially offset by the following items recognized during the period: (a) $3.7 million of tax benefit related to stock-based compensation that vested or was exercised during the period, (b) $3.8 million of tax benefit primarily related to a release of valuation allowance on certain tax credits carryforwards, and (c) $2.6 million of tax provision related to a settlement of a non-U.S. tax audit.
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
For further discussion regarding our income taxes, see Note 10 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Liquidity and Capital Resources

	As of
	April 1, 2017	December 31, 2016	Change
	(In millions)
Cash, cash equivalents and short-term investments	$547.6	$468.3	$79.3
Net working capital	$224.2	$116.5	$107.7
Cash, Cash Equivalents and Short-term Investments
As of April 1, 2017, our principal sources of liquidity consisted of $547.6 million of cash, cash equivalents and short-term investments, as compared to $468.3 million as of December 31, 2016.
Our primary sources of cash, cash equivalents and short-term investments during the three months ended April 1, 2017 were cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the three months ended April 1, 2017 were payments related to salaries and benefits, other employee-related costs and operating expenses, purchases of property, plant and equipment, and tax payments.
Approximately 62% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of April 1, 2017. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 10 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of April 1, 2017, as compared to December 31, 2016, is primarily due to a net increase in cash and cash equivalents generated from operations.
Cash Flows from Operating Activities

	Three Months Ended
	April 1, 2017	April 2, 2016	Change
	(In millions)
Cash provided by operating activities	$92.4	$83.2	$9.2
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, was primarily due to improved profitability and the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, the timing of our billings, collections and disbursements and tax payments.

Cash Flows from Investing Activities

	Three Months Ended
	April 1, 2017	April 2, 2016	Change
	(In millions)
Cash used for investing activities	$(14.7)	$(13.9)	$(0.8)
The increase in cash used for investing activities during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, was due to an increase in purchases of property, plant and equipment and a decrease in net proceeds from our investment portfolio, partially offset by a decrease in cash used for business combinations and asset acquisitions because we did not complete any acquisitions during the three months ended April 1, 2017. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Three Months Ended
	April 1, 2017	April 2, 2016	Change
	(In millions)
Cash provided by (used for) financing activities	$(0.5)	$118.4	$(118.9)
Cash used for financing activities increased during the three months ended April 1, 2017, as compared to the three months ended April 2, 2016, primarily due to a decrease in proceeds from borrowings, partially offset by a decrease in payments made to repurchase shares of our common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases will be subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of April 1, 2017, outstanding borrowings under the revolving credit facility were $50.0 million.
2019 Term Loan
In January 2016, we entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility due on January 28, 2019, or the 2019 Term Loan, with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The 2019 Term Loan is unsecured.
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
For additional information relating to our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.

Tax Examinations
We are regularly subject to examinations by tax authorities in the U.S. and foreign jurisdictions, which may in some cases result in assessments for additional taxes. Cadence is under examination in certain jurisdictions by tax authorities, including Germany, Israel and Republic of Korea. In certain jurisdictions, we may be required to deposit the amount assessed by the tax authorities, including additional taxes, penalties or interest, prior to appealing such assessment even if the final assessment could be lower than the initial assessment.  The timing of the resolution of the appeals cannot be estimated with certainty.  Any requirement to deposit a material amount of cash for the tax assessments that we are appealing could reduce our cash flows, working capital and liquidity until the matter is resolved.

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
The following table provides information about our foreign currency forward exchange contracts as of April 1, 2017. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2017.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$50.6	0.94
Japanese yen	39.4	113.74
Israeli shekel	24.5	3.66
Indian rupee	23.1	68.85
British pound	16.4	0.82
South Korean won	10.3	1,142.70
Chinese renminbi	7.5	6.92
Other	15.8	N/A
Total	$187.6
Estimated fair value	$2.5
We actively monitor our foreign currency risks, but there is no guarantee that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash and cash equivalents and balances outstanding on our revolving credit facility, if any, and our 2019 Term Loan. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of April 1, 2017.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of April 1, 2017, we had a $50.0 million balance outstanding under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 4 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for an additional description of these investments. Our non-marketable investments had a carrying value of $3.1 million as of April 1, 2017, and $3.2 million as of December 31, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2017.
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
Based on their evaluation as of April 1, 2017, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While we cannot predict global economic conditions, uncertainty about future political and economic conditions and future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on SDE products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that yield revenue recognized over time.
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
Our software license mix is such that a substantial proportion of licenses result in revenue recognized over time, and we expect the license mix, combined with the modest growth in spending by our customers in the semiconductor sector, may make it difficult for us to rapidly increase our revenue in future fiscal periods. The timing of our revenue recognition may be deferred until payments become due and payable from customers with nonlinear payment terms or as cash is collected from customers with low credit ratings.
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

We compete in EDA most frequently with Synopsys, Inc. and Mentor Graphics Corporation, which was acquired by Siemens AG, but also with numerous other EDA providers (such as Ansys, Inc., Zuken Ltd. and many others offering “point solutions”), with manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, and with numerous electronics design and consulting companies. In the area of design IP, we compete with Synopsys, Inc., CEVA, Inc. and numerous other IP companies.
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% and 53% during the three months ended April 1, 2017 and April 2, 2016, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:

•
changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary, the United Kingdom, China, Republic of Korea, India or other international locations where we have operations;

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
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political, and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions, including Germany, Israel and Republic of Korea, and these jurisdictions may assess additional tax liabilities against us.

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
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•
shifts in political, trade or other policies resulting from the results of certain elections or votes, such as changes in policies pursued by the United States, and the United Kingdom’s withdrawal from the European Union;

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
We have significant operations outside the United States. As of April 1, 2017, approximately 62% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock, or we could be required to repatriate dividends from foreign operations, which could negatively affect our provision for income taxes.
Litigation could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 10 in the notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
United States generally accepted accounting principles, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. The FASB is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP under SEC regulations and those that are required to follow IFRS outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under U.S. GAAP that could have a significant effect on our reported financial results for us in areas including, but not limited to, principles for recognizing revenue and accounting for leases. For information regarding new accounting standards, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “New Accounting Standards.”
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, NASDAQ, and the FASB. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving rules and regulations, as well as any risk of noncompliance, could adversely impact us.
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
We have a substantial level of debt. As of April 1, 2017, we had total outstanding indebtedness of $693.7 million. We also had the ability to borrow an additional $300.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024, or the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
Borrowings under our revolving credit facility and 2019 Term Loan are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all loans were fully drawn, we were to fully exercise our right to increase borrowing capacity under our revolving credit facility and we made no prepayments on our 2019 Term Loan, each quarter point change in interest rates would result in an approximately $2.3 million change in annual interest expense on our indebtedness under our revolving credit facility and 2019 Term Loan. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence’s common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of April 1, 2017, the entire $525.0 million remained available under this authorization.

The following table presents shares surrendered by employees to satisfy income tax withholding obligations during the three months ended April 1, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 1, 2017 – February 4, 2017	13,193	$25.68	—	$525
February 5, 2017 – March 4, 2017	603,590	$30.14	—	$525
March 5, 2017 – April 1, 2017	24,324	$31.71	—	$525
Total	641,107	$30.11	—
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	Offer Letter, dated January 12, 2017, between the Registrant and Surendra Babu Mandava.	10-K	000-15867	10.51	2/10/2017

10.02	Credit Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/1/2017

10.03	Amendment No. 1 to Loan Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.02	2/1/2017

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 24, 2017	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	April 24, 2017	By:	/s/ Geoffrey G. Ribar
Geoffrey G. Ribar
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	Offer Letter, dated January 12, 2017, between the Registrant and Surendra Babu Mandava.	10-K	000-15867	10.51	2/10/2017

10.02	Credit Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/1/2017

10.03	Amendment No. 1 to Loan Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.02	2/1/2017

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, Geoffrey G. Ribar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X