Form 10-Q
period 2017-07-01
CADENCE DESIGN SYSTEMS INC
filed 2017-07-24
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 1, 2017, approximately 280,201,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$655,998	$465,232
Short-term investments	3,229	3,057
Receivables, net	153,154	157,171
Inventories	31,894	39,475
Prepaid expenses and other	39,175	37,099
Total current assets	883,450	702,034
Property, plant and equipment, net of accumulated depreciation of $634,418 and $612,961, respectively	249,140	238,607
Goodwill	575,025	572,764
Acquired intangibles, net of accumulated amortization of $269,859 and $267,723, respectively	229,783	258,814
Long-term receivables	13,340	12,949
Other assets	316,961	311,740
Total assets	$2,267,699	$2,096,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$50,000
Accounts payable and accrued liabilities	222,216	239,496
Current portion of deferred revenue	322,509	296,066
Total current liabilities	544,725	585,562
Long-term liabilities:
Long-term portion of deferred revenue	60,158	66,769
Long-term debt	643,927	643,493
Other long-term liabilities	67,096	59,314
Total long-term liabilities	771,181	769,576
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and capital in excess of par value	1,848,719	1,820,081
Treasury stock, at cost	(1,156,626)	(1,190,053)
Retained earnings	274,288	136,902
Accumulated other comprehensive loss	(14,588)	(25,160)
Total stockholders’ equity	951,793	741,770
Total liabilities and stockholders’ equity	$2,267,699	$2,096,908

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenue:
Product and maintenance	$443,847	$419,963	$895,254	$831,707
Services	35,154	33,058	60,658	69,176
Total revenue	479,001	453,021	955,912	900,883
Costs and expenses:
Cost of product and maintenance	38,829	42,960	82,546	87,141
Cost of services	22,003	18,823	40,078	36,696
Marketing and sales	103,897	101,110	207,244	200,310
Research and development	195,901	182,371	394,187	362,277
General and administrative	32,774	36,388	64,590	64,688
Amortization of acquired intangibles	3,836	4,537	7,692	10,317
Restructuring and other charges (credits)	(929)	(74)	(2,717)	14,512
Total costs and expenses	396,311	386,115	793,620	775,941
Income from operations	82,690	66,906	162,292	124,942
Interest expense	(6,248)	(5,896)	(12,727)	(11,253)
Other income, net	924	2,842	1,983	7,605
Income before provision for income taxes	77,366	63,852	151,548	121,294
Provision for income taxes	8,239	14,517	14,162	21,397
Net income	$69,127	$49,335	$137,386	$99,897
Net income per share - basic	$0.25	$0.17	0.51	0.34
Net income per share - diluted	$0.25	$0.17	0.49	0.33
Weighted average common shares outstanding – basic	271,887	288,191	271,030	292,403
Weighted average common shares outstanding – diluted	279,526	295,201	278,631	299,318

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$69,127	$49,335	$137,386	$99,897
Other comprehensive income, net of tax effects:
Foreign currency translation adjustments	7,866	(2,307)	10,255	1,907
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	(218)	(304)	248	560
Changes in defined benefit plan liabilities	40	(109)	69	(27)
Total other comprehensive income (loss), net of tax effects	7,688	(2,720)	10,572	2,440
Comprehensive income	$76,815	$46,615	$147,958	$102,337

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash and cash equivalents at beginning of period	$465,232	$616,686
Cash flows from operating activities:
Net income	137,386	99,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,304	62,759
Amortization of debt discount and fees	633	527
Stock-based compensation	57,918	49,988
Gain on investments, net	(2,083)	(3,265)
Deferred income taxes	4,813	10,252
Other non-cash items	2,157	750
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	6,342	(3,532)
Inventories	2,535	(10,296)
Prepaid expenses and other	(1,557)	(8,690)
Other assets	(8,790)	(8,709)
Accounts payable and accrued liabilities	(21,995)	(14,012)
Deferred revenue	18,733	(7,412)
Other long-term liabilities	174	(4,700)
Net cash provided by operating activities	254,570	163,557
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(20,525)
Proceeds from the sale of available-for-sale securities	189	55,168
Proceeds from the maturity of available-for-sale securities	—	26,115
Proceeds from the sale of long-term investments	—	2,583
Purchases of property, plant and equipment	(27,488)	(28,287)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(41,627)
Net cash used for investing activities	(27,299)	(6,573)
Cash flows from financing activities:
Proceeds from term loan	—	300,000
Proceeds from revolving credit facility	50,000	50,000
Payment on revolving credit facility	(100,000)	—
Payment of debt issuance costs	(793)	(622)
Proceeds from issuance of common stock	29,967	36,296
Stock received for payment of employee taxes on vesting of restricted stock	(25,819)	(17,490)
Payments for repurchases of common stock	—	(480,100)
Net cash used for financing activities	(46,645)	(111,916)
Effect of exchange rate changes on cash and cash equivalents	10,140	7,819
Increase in cash and cash equivalents	190,766	52,887
Cash and cash equivalents at end of period	$655,998	$669,573

Supplemental cash flow information:
Cash paid for interest	$12,112	$9,423
Cash paid for taxes, net	$27,236	$13,730

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

NOTE 2. DEBT
Cadence’s outstanding debt as of July 1, 2017 and December 31, 2016 was as follows:

	July 1, 2017			December 31, 2016
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$50,000	$—	$50,000
2019 Term Loan	300,000	(330)	299,670	300,000	(434)	299,566
2024 Notes	350,000	(5,743)	344,257	350,000	(6,073)	343,927
Total outstanding debt	$650,000	$(6,073)	$643,927	$700,000	$(6,507)	$693,493
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

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of July 1, 2017, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
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
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio. As of July 1, 2017, the interest rate on Cadence’s 2019 Term Loan was 2.52%.
The 2019 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step-up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of July 1, 2017, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.
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
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of July 1, 2017, Cadence was in compliance with all financial covenants associated with the 2024 Notes.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of July 1, 2017 and December 31, 2016 were as follows:

	As of
	July 1, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$655,998	$465,232
Short-term investments	3,229	3,057
Cash, cash equivalents and short-term investments	$659,227	$468,289

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of July 1, 2017 and December 31, 2016:

	As of
	July 1, 2017	December 31, 2016
	(In thousands)
Cash and interest bearing deposits	$208,108	$227,508
Money market funds	447,890	237,724
Total cash and cash equivalents	$655,998	$465,232
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of July 1, 2017 and December 31, 2016:

	As of July 1, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$2,055	$1,174	$—	$3,229

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$2,131	$926	$—	$3,057
Realized gains and losses from the sale of marketable debt and equity securities are recorded in other income, net in the condensed consolidated income statements.

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of July 1, 2017 and December 31, 2016 were as follows:

	As of
	July 1, 2017	December 31, 2016
	(In thousands)
Accounts receivable	$84,383	$85,554
Unbilled accounts receivable	68,771	71,617
Long-term receivables	13,340	12,949
Total receivables	166,494	170,120
Less allowance for doubtful accounts	—	—
Total receivables, net	$166,494	$170,120
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of July 1, 2017 and December 31, 2016, no one customer accounted for 10% or more of Cadence’s total receivables.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended July 1, 2017 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2016	$572,764
Effect of foreign currency translation	2,261
Balance as of July 1, 2017	$575,025
Acquired Intangibles, Net
Acquired intangibles as of July 1, 2017 were as follows, excluding intangibles that were fully amortized as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$340,584	$(179,507)	$161,077
Agreements and relationships	150,039	(83,753)	66,286
Tradenames, trademarks and patents	9,019	(6,599)	2,420
Total acquired intangibles	$499,642	$(269,859)	$229,783
Acquired intangibles as of December 31, 2016 were as follows, excluding intangibles that were fully amortized as of January 2, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$342,108	$(160,178)	$181,930
Agreements and relationships	174,623	(100,778)	73,845
Tradenames, trademarks and patents	9,806	(6,767)	3,039
Total acquired intangibles	$526,537	$(267,723)	$258,814
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended July 1, 2017 and July 2, 2016 was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Cost of product and maintenance	$10,868	$10,546	$21,446	$21,209
Amortization of acquired intangibles	3,836	4,537	7,692	10,317
Total amortization of acquired intangibles	$14,704	$15,083	$29,138	$31,526

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2017 – remaining period	$27,231
2018	52,183
2019	45,185
2020	39,976
2021	35,484
Thereafter	29,724
Total estimated amortization expense	$229,783

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended July 1, 2017 and July 2, 2016 as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Cost of product and maintenance	$491	$447	$1,020	$911
Cost of services	717	653	1,478	1,334
Marketing and sales	6,237	5,305	12,245	10,841
Research and development	18,014	14,477	33,496	28,374
General and administrative	5,023	4,474	9,679	8,528
Total stock-based compensation expense	$30,482	$25,356	$57,918	$49,988
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $176.0 million as of July 1, 2017, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.0 years.

NOTE 7. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans, most recently in fiscal 2016, in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the six months ended July 1, 2017, Cadence revised certain estimates made in connection with its 2016 restructuring plans and recorded credits of approximately $2.8 million. As of July 1, 2017, total liabilities related to the 2016 restructuring plans were $6.7 million. Cadence expects to make cash payments for severance and related benefits for the 2016 restructuring plans through the first quarter of fiscal 2019.

The following table presents activity relating to Cadence’s restructuring plans during the six months ended July 1, 2017:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 31, 2016	$24,402	$58	$24,460
Restructuring and other charges (credits):
2016 Restructuring Plans	(2,805)	34	(2,771)
Prior restructuring plans	2	52	54
Cash payments	(15,157)	(141)	(15,298)
Effect of foreign currency translation	236	(3)	233
Balance, July 1, 2017	$6,678	$—	$6,678
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
July 1, 2017
(In thousands)
Accounts payable and accrued liabilities	$6,209
Other long-term liabilities	469
Total liabilities	$6,678

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
The calculations for basic and diluted net income per share for the three and six months ended July 1, 2017 and July 2, 2016 are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands, except per share amounts)
Net income	$69,127	$49,335	$137,386	$99,897
Weighted average common shares used to calculate basic net income per share	271,887	288,191	271,030	292,403
Stock-based awards	7,639	7,010	7,601	6,915
Weighted average common shares used to calculate diluted net income per share	279,526	295,201	278,631	299,318
Net income per share - basic	$0.25	$0.17	$0.51	$0.34
Net income per share - diluted	$0.25	$0.17	$0.49	$0.33

The following table presents shares of Cadence’s common stock outstanding for the three and six months ended July 1, 2017 and July 2, 2016 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Long-term performance-based stock awards	225	1,141	229	888
Options to purchase shares of common stock	820	1,279	606	1,014
Non-vested shares of restricted stock	13	19	87	51
Total potential common shares excluded	1,058	2,439	922	1,953

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended July 1, 2017.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 1, 2017 and December 31, 2016:

	Fair Value Measurements as of July 1, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$447,890	$447,890	$—	$—
Short-term investments:
Marketable equity securities	3,229	3,229	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	27,570	27,570	—	—
Foreign currency exchange contracts	934	—	934	—
Total Assets	$479,623	$478,689	$934	$—

As of July 1, 2017, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$237,724	$237,724	$—	$—
Short-term investments:
Marketable equity securities	3,057	3,057	—	—
Trading securities held in NQDC trust	26,622	26,622	—	—
Total Assets	$267,403	$267,403	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$2,653	$—	$2,653	$—

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended July 1, 2017 and July 2, 2016.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended July 1, 2017 and July 2, 2016.
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
Accumulated other comprehensive loss was comprised of the following as of July 1, 2017 and December 31, 2016:

	As of
	July 1, 2017	December 31, 2016
	(In thousands)
Foreign currency translation loss	$(12,115)	$(22,370)
Changes in defined benefit plan liabilities	(3,647)	(3,716)
Unrealized holding gains on available-for-sale securities	1,174	926
Total accumulated other comprehensive loss	$(14,588)	$(25,160)
For the three and six months ended July 1, 2017 and July 2, 2016 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
The following table presents a summary of revenue by geography for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In thousands)
Americas:
United States	$206,742	$206,416	$412,177	$416,438
Other Americas	10,056	7,196	17,811	16,437
Total Americas	216,798	213,612	429,988	432,875
Asia	131,395	111,032	253,818	210,211
Europe, Middle East and Africa	91,413	88,720	189,734	174,184
Japan	39,395	39,657	82,372	83,613
Total	$479,001	$453,021	$955,912	$900,883

The following table presents a summary of long-lived assets by geography as of July 1, 2017 and December 31, 2016:

	As of
	July 1, 2017	December 31, 2016
	(In thousands)
Americas:
United States	$197,663	$193,750
Other Americas	678	757
Total Americas	198,341	194,507
Asia	36,046	30,564
Europe, Middle East and Africa	14,063	12,692
Japan	690	844
Total	$249,140	$238,607

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities Exchange Commission, or SEC, filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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

New Accounting Standards
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. Topic 606 will be effective for us beginning with the first quarter of fiscal 2018.
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
We currently believe the adoption of Topic 606 will impact our accounting for multiple element arrangements, or MEAs, that combine many software-related deliverables, which may include multiple software contracts with varying terms, IP licenses, and/or service elements. In addition, we expect certain IP license agreements to be recognized up front under Topic 606, as opposed to over time under Topic 605. Topic 605 requires vendor-specific objective evidence, or VSOE, to recognize revenue separately for the different undelivered elements. We have not established VSOE under Topic 605, thus the revenue related to these agreements is generally recognized over time beginning with the delivery of the last specified deliverable and ending on the latest end date. Topic 606 requires us to separate the different elements through the use of stand-alone selling prices, or SSPs, and to recognize the revenue allocated to the different elements as if those elements had been sold on a standalone basis, either up front or over time. Currently, our revenue mix is such that approximately 90% of our revenue is recognized over time. Under Topic 606, we expect a slightly lower percentage of our revenue will be recognized over time.
More judgment and estimates will be required under Topic 606 than are required under Topic 605, including estimating the SSP for each performance obligation identified within our contracts. We are currently performing analyses to determine the SSP for each of the performance obligations that have been identified. We are currently calculating our SSPs based on our historical pricing practices. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.
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
Under the cumulative catch-up transition method, we will evaluate each contract that is effective on the adoption date as if that contract had been accounted for under Topic 606 from contract inception. Some revenue related to the MEAs and IP arrangements noted above that would have been recognized in future periods under Topic 605 will be recast under Topic 606 as if the revenue had been recognized in prior periods. As this transition method requires that we not adjust historical reported revenue amounts, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because we expect that a slightly lower percentage of our revenue will be recognized over time under Topic 606, we expect to have a small percentage of our year-end backlog to be adjusted to retained earnings upon adoption.
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
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The updated standard becomes effective for us in the first quarter of fiscal 2018. Upon the effective date of the new standard, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value with the changes in fair value recognized through earnings. There will no longer be an available-for-sale classification and therefore, the changes in the fair value of our marketable equity securities will no longer be reported in other comprehensive income (loss).

The updated standard also simplifies the impairment assessment of investments without readily determinable fair values by requiring a qualitative assessment of investments at each reporting period. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures based on our current holdings of equity investments.
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring, among other things, the recognition of lease liabilities and corresponding right-of-use assets on the balance sheet by lessees for certain lease arrangements that are classified as operating leases under the previous standard. While we are continuing to assess the potential impacts of the standard, we anticipate that the adoption of this standard will have a material impact on our consolidated balance sheets and may require changes to our systems and processes. We currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases.
The updated standard becomes effective for us in the first quarter of fiscal 2019, with early adoption permitted, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We have not yet decided on the timing of adoption.
Income Tax
In October 2016, the FASB issued ASU 2016-16, “Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory.” The new guidance requires the recognition of the income tax consequences of an intra-entity asset transfer when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The new standard becomes effective for us in the first quarter of fiscal 2018. The new guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements. We anticipate the potential for increased volatility in future effective tax rates from the adoption of this guidance.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” that revises the definition of a business as it relates to acquisitions, disposals, goodwill impairments and consolidations. The updated standard becomes effective for us in the first quarter of fiscal 2018, and early adoption is permitted. We are currently evaluating the effect of adopting the new standard.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. The new standard is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.
Stock-based Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for us in the first quarter of fiscal 2018. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.

Results of Operations
Financial results for the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, reflect the following:

•	increased product and maintenance revenue, because of the overall growth in our software and IP business, particularly in Asia; and

•	continued investment in research and development activities focused on creating and enhancing our products.
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
Revenue by Period
The following table shows our revenue for the three months ended July 1, 2017 and July 2, 2016 and the change in revenue between periods:

	Three Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$443.9	$420.0	$23.9	6%
Services	35.1	33.0	2.1	6%
Total revenue	$479.0	$453.0	$26.0	6%
The following table shows our revenue for the six months ended July 1, 2017 and July 2, 2016 and the change in revenue between periods:

	Six Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$895.2	$831.7	$63.5	8%
Services	60.7	69.2	(8.5)	(12)%
Total revenue	$955.9	$900.9	$55.0	6%
Product and maintenance revenue may fluctuate from period to period and by geography based on demand for emulation hardware and IP offerings. Product and maintenance revenue increased during the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, primarily because of growth in our software and IP business, partially offset by lower emulation and prototyping hardware revenue.
Services revenue may fluctuate from period to period based on demand for, and our available resources to fulfill, our services and IP offerings. The decrease in services revenue during the six months ended July 1, 2017, compared to the six months ended July 2, 2016, was primarily due to the timing of incremental revenue recognized during the six months ended July 2, 2016 from a customer agreement at the completion of the contract when all specified deliverables were made available.
No one customer accounted for 10% or more of total revenue during the three and six months ended July 1, 2017 or July 2, 2016.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	July 2, 2016	October 1, 2016	December 31, 2016	April 1, 2017	July 1, 2017
Functional Verification, including Emulation and Prototyping Hardware	27%	24%	25%	23%	23%
Digital IC Design and Signoff	27%	28%	30%	29%	30%
Custom IC Design	26%	27%	25%	26%	26%
System Interconnect and Analysis	10%	10%	9%	10%	10%
IP	10%	11%	11%	12%	11%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
United States	$206.7	$206.4	$0.3	—%
Other Americas	10.1	7.2	2.9	40%
Asia	131.4	111.0	20.4	18%
Europe, Middle East and Africa	91.4	88.7	2.7	3%
Japan	39.4	39.7	(0.3)	(1)%
Total revenue	$479.0	$453.0	$26.0	6%

	Six Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
United States	$412.2	$416.5	$(4.3)	(1)%
Other Americas	17.8	16.4	1.4	9%
Asia	253.8	210.2	43.6	21%
Europe, Middle East and Africa	189.7	174.2	15.5	9%
Japan	82.4	83.6	(1.2)	(1)%
Total revenue	$955.9	$900.9	$55.0	6%
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

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
United States	43%	45%	43%	46%
Other Americas	2%	2%	2%	2%
Asia	28%	24%	26%	24%
Europe, Middle East and Africa	19%	20%	20%	19%
Japan	8%	9%	9%	9%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$38.8	$43.0	$(4.2)	(10)%
Cost of services	22.0	18.8	3.2	17%

	Six Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$82.5	$87.1	$(4.6)	(5)%
Cost of services	40.1	36.7	3.4	9%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation and prototyping hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation and prototyping hardware products include materials, assembly, testing, applicable reserves and overhead. These hardware manufacturing costs make our cost of emulation and prototyping hardware product higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$27.9	$32.5	$(4.6)	(14)%
Amortization of acquired intangibles	10.9	10.5	0.4	4%
Total cost of product and maintenance	$38.8	$43.0	$(4.2)	(10)%

	Six Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$61.1	$65.9	$(4.8)	(7)%
Amortization of acquired intangibles	21.4	21.2	0.2	1%
Total cost of product and maintenance	$82.5	$87.1	$(4.6)	(5)%

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
The changes in product and maintenance-related costs for the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$(2.7)	$(1.8)
Salary, benefits and other employee-related costs	(1.5)	(2.9)
Other items	(0.4)	(0.1)
Total change in product and maintenance-related costs	$(4.6)	$(4.8)
Emulation and prototyping hardware costs decreased during the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, primarily due to lower emulation and prototyping hardware revenue, offset by an increase in charges for reserves on inventory. Gross margins on our hardware products will fluctuate based on product life cycle, product competition, product mix and pricing strategies.
Salary, benefits and other employee-related costs decreased during the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, primarily due to a reduction in headcount.
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
Salary, benefits and other employee-related costs and facilities and other infrastructure costs included in operating expenses increased during the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, primarily due to an increase in headcount resulting from additional hiring and our 2016 acquisitions.
Stock-based compensation included in our operating expenses increased during the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, primarily because successive increases in the price of our common stock have resulted in higher grant-date fair values for the mix of stock awards expensed in each period. We expect stock-based compensation included in operating expenses to increase during the remainder of fiscal 2017, as compared to fiscal 2016, due to higher grant-date fair values of stock awards vesting during fiscal 2017.
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

Our operating expenses for the three and six months ended July 1, 2017 and July 2, 2016 were as follows:

	Three Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$103.9	$101.1	$2.8	3%
Research and development	195.9	182.4	13.5	7%
General and administrative	32.8	36.4	(3.6)	(10)%
Total operating expenses	$332.6	$319.9	$12.7	4%

	Six Months Ended		Change
	July 1, 2017	July 2, 2016	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$207.2	$200.3	$6.9	3%
Research and development	394.2	362.3	31.9	9%
General and administrative	64.6	64.7	(0.1)	—%
Total operating expenses	$666.0	$627.3	$38.7	6%
Our operating expenses, as a percentage of total revenue, for the three and six months ended July 1, 2017 and July 2, 2016 were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Marketing and sales	22%	22%	22%	22%
Research and development	41%	40%	41%	41%
General and administrative	7%	8%	7%	7%
Total operating expenses	70%	70%	70%	70%
Marketing and Sales
The changes in marketing and sales expense for the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$1.8	$4.9
Facilities and other infrastructure costs	1.4	1.5
Stock-based compensation	0.9	1.4
Other items	(1.3)	(0.9)
Total change in marketing and sales expense	$2.8	$6.9

Research and Development
The changes in research and development expense for the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$9.7	$25.2
Stock-based compensation	3.5	5.1
Facilities and other infrastructure costs	2.4	4.2
Materials and other pre-production costs	(1.3)	(1.8)
Other items	(0.8)	(0.8)
Total change in research and development expense	$13.5	$31.9
We must invest significantly in product research and development to keep pace with the latest manufacturing technology. The demand for new IC manufacturing technology directly impacts the demand for our newest products and we must keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect research and development expense to increase during the remainder of fiscal 2017, as compared to fiscal 2016.
General and Administrative
The changes in general and administrative expense for the three and six months ended July 1, 2017, as compared to the three and six months ended July 2, 2016, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Acquisition-related costs	$(5.0)	$(3.5)
Salary, benefits and other employee-related costs	0.5	1.5
Stock-based compensation	0.5	1.2
Other items	0.4	0.7
Total change in general and administrative expense	$(3.6)	$(0.1)
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
During the six months ended July 1, 2017, we revised certain estimates made in connection with the 2016 Restructuring Plans and recorded credits of approximately $2.8 million. For additional information about our restructuring plans, see Note 7 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In millions)
Contractual interest expense:
2019 Term Loan	$1.9	$1.4	$3.7	$2.4
2024 Notes	3.8	3.8	7.6	7.6
Revolving credit facility	0.2	0.4	0.6	0.6
Amortization of debt discount:
2019 Term Loan	0.1	0.1	0.2	0.1
2024 Notes	0.1	0.2	0.3	0.3
Other	0.1	—	0.3	0.3
Total interest expense	$6.2	$5.9	$12.7	$11.3
For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(In millions, except percentages)
Provision for income taxes	$8.2	$14.5	$14.2	$21.4
Effective tax rate	10.6%	22.7%	9.3%	17.6%
Our provision for income taxes for the three and six months ended July 1, 2017 is primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2017 income partially, offset by tax benefits related to stock-based compensation. Our provision for income taxes for the three months and six months ended July 1, 2017 includes $6.1 million and $13.3 million of tax benefit related to stock-based compensation that vested or was exercised during the period.
Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. We estimate our annual effective tax rate for fiscal 2017 to be approximately 12.0%. Our estimate excludes tax effects of certain stock-based compensation, potential acquisitions, and other items that we cannot reliably anticipate.
Our provision for income taxes for the three and six months ended July 2, 2016 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2016 income, partially offset by tax benefits related to stock-based compensation. Our provision for income taxes for the three months and six months ended July 2, 2016 included $4.1 million and $7.8 million of tax benefit related to stock-based compensation that vested or was exercised during the period.
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

Liquidity and Capital Resources

	As of
	July 1, 2017	December 31, 2016	Change
	(In millions)
Cash, cash equivalents and short-term investments	$659.2	$468.3	$190.9
Net working capital	$338.7	$116.5	$222.2
Cash, Cash Equivalents and Short-term Investments
As of July 1, 2017, our principal sources of liquidity consisted of $659.2 million of cash, cash equivalents and short-term investments, as compared to $468.3 million as of December 31, 2016.
Our primary sources of cash, cash equivalents and short-term investments during the six months ended July 1, 2017 were cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the six months ended July 1, 2017 were payments related to salaries and benefits, other employee-related costs and operating expenses, payment on our revolving credit facility, purchases of property, plant and equipment, and tax payments.
Approximately 65% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of July 1, 2017. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 10 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of July 1, 2017, as compared to December 31, 2016, is primarily due to a net increase in cash and cash equivalents generated from operations.
Cash Flows from Operating Activities

	Six Months Ended
	July 1, 2017	July 2, 2016	Change
	(In millions)
Cash provided by operating activities	$254.6	$163.6	$91.0
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended July 1, 2017, as compared to the six months ended July 2, 2016, was primarily due to the timing of cash receipts from customers and disbursements made to vendors and improved profitability.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, the timing of our billings, collections and disbursements and tax payments.

Cash Flows from Investing Activities

	Six Months Ended
	July 1, 2017	July 2, 2016	Change
	(In millions)
Cash used for investing activities	$(27.3)	$(6.6)	$(20.7)
The increase in cash used for investing activities during the six months ended July 1, 2017, as compared to the six months ended July 2, 2016, was due to a decrease in net proceeds from our investment portfolio, partially offset by a decrease in cash used for business combinations and asset acquisitions because we did not complete any acquisitions during the six months ended July 1, 2017. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Six Months Ended
	July 1, 2017	July 2, 2016	Change
	(In millions)
Cash used for financing activities	$(46.6)	$(111.9)	$65.3
Cash used for financing activities decreased during the six months ended July 1, 2017, as compared to the six months ended July 2, 2016, primarily due to a decrease in payments made to repurchase common stock, partially offset by a decrease in proceeds from borrowings and an increase in payments on our revolving credit facility.
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
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of July 1, 2017, there were no borrowings outstanding under our revolving credit facility.
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

Tax Examinations
We are regularly subject to examinations by tax authorities in the U.S. and foreign jurisdictions, which may in some cases result in assessments for additional taxes. Cadence is under examination in certain jurisdictions by tax authorities, including Germany, India, Israel and Republic of Korea. In certain jurisdictions, we may be required to deposit the amount assessed by the tax authorities, including additional taxes, penalties or interest, prior to appealing such assessment even if the final assessment could be lower than the initial assessment.  The timing of the resolution of the appeals cannot be estimated with certainty.  Any requirement to deposit a material amount of cash for the tax assessments that we are appealing could reduce our cash flows, working capital and liquidity until the matter is resolved.

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
The following table provides information about our foreign currency forward exchange contracts as of July 1, 2017. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2017.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$59.3	0.89
Japanese yen	50.0	110.69
Israeli shekel	25.5	3.52
Indian rupee	23.7	64.62
British pound	16.6	0.79
South Korean won	12.2	1,124.55
Chinese renminbi	7.2	6.81
Singapore dollar	5.2	1.38
Other	8.3	N/A
Total	$208.0
Estimated fair value	$0.9
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of July 1, 2017.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of July 1, 2017, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 4 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for an additional description of these investments. Our non-marketable investments had a carrying value of $3.1 million as of July 1, 2017, and $3.2 million as of December 31, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2017.
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
Based on their evaluation as of July 1, 2017, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 1, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% and 55% during the three months ended July 1, 2017 and July 2, 2016, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political, and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions, including Germany, India, Israel and Republic of Korea, and these jurisdictions may assess additional tax liabilities against us.

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
We have significant operations outside the United States. As of July 1, 2017, approximately 65% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock, or we could be required to repatriate dividends from foreign operations, which could negatively affect our provision for income taxes.
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
We have a substantial level of debt. As of July 1, 2017, we had total outstanding indebtedness of $643.9 million. We also had the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024, or the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence’s common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of July 1, 2017, the entire $525.0 million remained available under this authorization.

The following table presents shares surrendered by employees to satisfy income tax withholding obligations during the three months ended July 1, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 2, 2017 – May 6, 2017	43,643	$31.47	—	$525
May 7, 2017 – June 3, 2017	19,228	$32.29	—	$525
June 4, 2017 – July 1, 2017	24,770	$35.32	—	$525
Total	87,641	$32.74	—
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
At the Annual Meeting of Stockholders of Cadence held on May 4, 2017, Cadence stockholders voted, on an advisory basis, in favor of holding an advisory vote on named executive officer compensation on an annual basis, as previously reported in the Current Report on Form 8-K filed by Cadence on May 8, 2017. Based on these results, Cadence’s Board of Directors has determined that Cadence will hold an annual advisory vote on named executive officer compensation until changed as a result of a subsequent vote on the frequency of the advisory vote.

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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 24, 2017	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	July 24, 2017	By:	/s/ Geoffrey G. Ribar
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