Form 10-Q
period 2017-09-30
CADENCE DESIGN SYSTEMS INC
filed 2017-10-26
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 30, 2017, approximately 282,360,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$678,284	$465,232
Short-term investments	4,135	3,057
Receivables, net	170,312	157,171
Inventories	36,000	39,475
Prepaid expenses and other	42,374	37,099
Total current assets	931,105	702,034
Property, plant and equipment, net of accumulated depreciation of $648,298 and $612,961, respectively	244,620	238,607
Goodwill	574,912	572,764
Acquired intangibles, net of accumulated amortization of $283,632 and $267,723, respectively	216,177	258,814
Long-term receivables	11,590	12,949
Other assets	326,823	311,740
Total assets	$2,305,227	$2,096,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$50,000
Accounts payable and accrued liabilities	199,672	239,496
Current portion of deferred revenue	320,462	296,066
Total current liabilities	520,134	585,562
Long-term liabilities:
Long-term portion of deferred revenue	57,865	66,769
Long-term debt	644,146	643,493
Other long-term liabilities	72,342	59,314
Total long-term liabilities	774,353	769,576
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of par value	1,807,839	1,820,081
Treasury stock, at cost	(1,142,524)	(1,190,053)
Retained earnings	355,445	136,902
Accumulated other comprehensive loss	(10,020)	(25,160)
Total stockholders’ equity	1,010,740	741,770
Total liabilities and stockholders’ equity	$2,305,227	$2,096,908

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenue:
Product and maintenance	$451,229	$415,370	$1,346,483	$1,247,077
Services	34,169	30,850	94,827	100,026
Total revenue	485,398	446,220	1,441,310	1,347,103
Costs and expenses:
Cost of product and maintenance	34,825	38,740	117,371	125,881
Cost of services	19,657	17,867	59,735	54,563
Marketing and sales	104,263	96,793	311,507	297,103
Research and development	206,568	191,547	600,755	553,824
General and administrative	36,302	30,441	100,892	95,129
Amortization of acquired intangibles	3,453	3,889	11,145	14,206
Restructuring and other charges (credits)	(55)	101	(2,772)	14,613
Total costs and expenses	405,013	379,378	1,198,633	1,155,319
Income from operations	80,385	66,842	242,677	191,784
Interest expense	(6,225)	(6,053)	(18,952)	(17,306)
Other income, net	12,387	2,836	14,370	10,441
Income before provision (benefit) for income taxes	86,547	63,625	238,095	184,919
Provision (benefit) for income taxes	5,390	(1,087)	19,552	20,310
Net income	$81,157	$64,712	$218,543	$164,609
Net income per share - basic	$0.30	$0.23	0.80	0.57
Net income per share - diluted	$0.29	$0.23	0.78	0.56
Weighted average common shares outstanding – basic	273,156	280,622	271,739	288,476
Weighted average common shares outstanding – diluted	281,400	287,473	279,554	295,369

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$81,157	$64,712	$218,543	$164,609
Other comprehensive income, net of tax effects:
Foreign currency translation adjustments	3,549	951	13,803	2,858
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	1,000	122	1,248	682
Changes in defined benefit plan liabilities	19	(238)	89	(265)
Total other comprehensive income, net of tax effects	4,568	835	15,140	3,275
Comprehensive income	$85,725	$65,547	$233,683	$167,884

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash and cash equivalents at beginning of period	$465,232	$616,686
Cash flows from operating activities:
Net income	218,543	164,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,605	89,726
Amortization of debt discount and fees	920	792
Stock-based compensation	94,008	79,986
Gain on investments, net	(12,502)	(4,070)
Gain on sale of property, plant and equipment	—	(482)
Deferred income taxes	212	8,657
Other non-cash items	3,763	1,869
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(8,040)	2,873
Inventories	2,282	(16,339)
Prepaid expenses and other	(4,627)	(12,135)
Other assets	(14,469)	(3,822)
Accounts payable and accrued liabilities	(41,127)	(46,585)
Deferred revenue	14,245	(10,823)
Other long-term liabilities	4,071	(6,239)
Net cash provided by operating activities	343,884	248,017
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(20,525)
Proceeds from the sale of available-for-sale securities	421	55,418
Proceeds from the maturity of available-for-sale securities	—	52,362
Proceeds from the sale of long-term investments	9,108	2,913
Proceeds from the sale of property, plant and equipment	—	482
Purchases of property, plant and equipment	(39,676)	(42,452)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(550)	(41,627)
Net cash provided by (used for) investing activities	(30,697)	6,571
Cash flows from financing activities:
Proceeds from term loan	—	300,000
Proceeds from revolving credit facility	50,000	50,000
Payment on revolving credit facility	(100,000)	—
Payment of debt issuance costs	(793)	(622)
Proceeds from issuance of common stock	45,419	50,293
Stock received for payment of employee taxes on vesting of restricted stock	(54,130)	(35,532)
Payments for repurchases of common stock	(50,013)	(720,196)
Net cash used for financing activities	(109,517)	(356,057)
Effect of exchange rate changes on cash and cash equivalents	9,382	9,116
Increase (decrease) in cash and cash equivalents	213,052	(92,353)
Cash and cash equivalents at end of period	$678,284	$524,333

Supplemental cash flow information:
Cash paid for interest	$14,188	$11,238
Cash paid for taxes, net	$40,021	$27,332

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

NOTE 2. DEBT
Cadence’s outstanding debt as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017			December 31, 2016
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$50,000	$—	$50,000
2019 Term Loan	300,000	(278)	299,722	300,000	(434)	299,566
2024 Notes	350,000	(5,576)	344,424	350,000	(6,073)	343,927
Total outstanding debt	$650,000	$(5,854)	$644,146	$700,000	$(6,507)	$693,493
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

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of September 30, 2017, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
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
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio. As of September 30, 2017, the interest rate on Cadence’s 2019 Term Loan was 2.57%.
The 2019 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step-up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of September 30, 2017, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.
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
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of September 30, 2017, Cadence was in compliance with all financial covenants associated with the 2024 Notes.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of September 30, 2017 and December 31, 2016 were as follows:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$678,284	$465,232
Short-term investments	4,135	3,057
Cash, cash equivalents and short-term investments	$682,419	$468,289

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Cash and interest bearing deposits	$188,797	$227,508
Money market funds	489,487	237,724
Total cash and cash equivalents	$678,284	$465,232
Short-Term Investments
The following tables summarize Cadence’s short-term investments as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$1,961	$2,174	$—	$4,135

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Marketable equity securities	$2,131	$926	$—	$3,057
Realized gains and losses from the sale of marketable equity securities are recorded in other income, net in the condensed consolidated income statements.
Non-Marketable Investments
Cadence’s non-marketable investments generally consist of voting preferred stock, convertible debt or other instruments of privately-held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence’s non-marketable investments had a carrying value of $3.2 million as of September 30, 2017 and December 31, 2016.
Cadence records realized gains and losses from the sale of non-marketable investments and write-downs related to cost method investments due to other-than-temporary declines in value in the condensed consolidated income statements as other income, net. During the three months ended September 30, 2017, Cadence recognized a gain of $9.1 million from the sale of one of its non-marketable investments.

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of September 30, 2017 and December 31, 2016 were as follows:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Accounts receivable	$95,274	$85,554
Unbilled accounts receivable	75,038	71,617
Long-term receivables	11,590	12,949
Total receivables	181,902	170,120
Less allowance for doubtful accounts	—	—
Total receivables, net	$181,902	$170,120
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of September 30, 2017 and December 31, 2016, no one customer accounted for 10% or more of Cadence’s total receivables.

NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2017 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2016	$572,764
Effect of foreign currency translation	2,148
Balance as of September 30, 2017	$574,912
Acquired Intangibles, Net
Acquired intangibles as of September 30, 2017 were as follows, excluding intangibles that were fully amortized as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$340,772	$(189,572)	$151,200
Agreements and relationships	150,018	(87,154)	62,864
Tradenames, trademarks and patents	9,019	(6,906)	2,113
Total acquired intangibles	$499,809	$(283,632)	$216,177
Acquired intangibles as of December 31, 2016 were as follows, excluding intangibles that were fully amortized as of January 2, 2016:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$342,108	$(160,178)	$181,930
Agreements and relationships	174,623	(100,778)	73,845
Tradenames, trademarks and patents	9,806	(6,767)	3,039
Total acquired intangibles	$526,537	$(267,723)	$258,814

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended September 30, 2017 and October 1, 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Cost of product and maintenance	$10,165	$10,593	$31,611	$31,802
Amortization of acquired intangibles	3,453	3,889	11,145	14,206
Total amortization of acquired intangibles	$13,618	$14,482	$42,756	$46,008
Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2017 – remaining period	$13,619
2018	52,193
2019	45,183
2020	39,975
2021	35,484
Thereafter	29,723
Total estimated amortization expense	$216,177

NOTE 6. STOCK REPURCHASE PROGRAM
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence’s common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of September 30, 2017, $475.0 million remained available to repurchase shares of our common stock under the current authorization.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended September 30, 2017 and October 1, 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Shares repurchased	1,331	9,596	1,331	31,177
Total cost of repurchased shares	$50,013	$240,096	$50,013	$720,196

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended September 30, 2017 and October 1, 2016 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Cost of product and maintenance	$612	$550	$1,632	$1,461
Cost of services	895	807	2,373	2,141
Marketing and sales	7,422	6,040	19,667	16,881
Research and development	21,792	18,002	55,288	46,376
General and administrative	5,369	4,599	15,048	13,127
Total stock-based compensation expense	$36,090	$29,998	$94,008	$79,986
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $277.5 million as of September 30, 2017, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.3 years.

NOTE 8. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans, most recently in fiscal 2016, in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the nine months ended September 30, 2017, Cadence revised certain estimates made in connection with its 2016 restructuring plans and recorded credits of approximately $2.8 million. As of September 30, 2017, total liabilities related to the 2016 restructuring plans were $3.6 million. Cadence expects to make cash payments for severance and related benefits for the 2016 restructuring plans through the first quarter of fiscal 2019.
The following table presents activity relating to Cadence’s restructuring plans during the nine months ended September 30, 2017:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 31, 2016	$24,402	$58	$24,460
Restructuring and other charges (credits):
2016 Restructuring Plans	(2,905)	79	(2,826)
Prior restructuring plans	2	52	54
Cash payments	(18,111)	(162)	(18,273)
Effect of foreign currency translation	242	(3)	239
Balance, September 30, 2017	$3,630	$24	$3,654
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
September 30, 2017
(In thousands)
Accounts payable and accrued liabilities	$3,457
Other long-term liabilities	197
Total liabilities	$3,654

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
The calculations for basic and diluted net income per share for the three and nine months ended September 30, 2017 and October 1, 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands, except per share amounts)
Net income	$81,157	$64,712	$218,543	$164,609
Weighted average common shares used to calculate basic net income per share	273,156	280,622	271,739	288,476
Stock-based awards	8,244	6,851	7,815	6,893
Weighted average common shares used to calculate diluted net income per share	281,400	287,473	279,554	295,369
Net income per share - basic	$0.30	$0.23	$0.80	$0.57
Net income per share - diluted	$0.29	$0.23	$0.78	$0.56
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 30, 2017 and October 1, 2016 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Long-term performance-based stock awards	100	1,250	186	1,008
Options to purchase shares of common stock	—	160	404	729
Non-vested shares of restricted stock	12	7	62	36
Total potential common shares excluded	112	1,417	652	1,773

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

This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$489,487	$489,487	$—	$—
Short-term investments:
Marketable equity securities	4,135	4,135	—	—
Trading securities held in Non-Qualified Deferred Compensation, or NQDC, trust	29,498	29,498	—	—
Total Assets	$523,120	$523,120	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$1,971	$—	$1,971	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$237,724	$237,724	$—	$—
Short-term investments:
Marketable equity securities	3,057	3,057	—	—
Trading securities held in NQDC trust	26,622	26,622	—	—
Total Assets	$267,403	$267,403	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$2,653	$—	$2,653	$—

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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 30, 2017 and October 1, 2016.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended September 30, 2017 and October 1, 2016.
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
Accumulated other comprehensive loss was comprised of the following as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation loss	$(8,567)	$(22,370)
Changes in defined benefit plan liabilities	(3,627)	(3,716)
Unrealized holding gains on available-for-sale securities	2,174	926
Total accumulated other comprehensive loss	$(10,020)	$(25,160)
For the three and nine months ended September 30, 2017 and October 1, 2016 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In thousands)
Americas:
United States	$208,348	$197,715	$620,525	$614,153
Other Americas	7,938	6,924	25,749	23,361
Total Americas	216,286	204,639	646,274	637,514
Asia	131,890	120,206	385,708	330,417
Europe, Middle East and Africa	94,681	83,124	284,415	257,308
Japan	42,541	38,251	124,913	121,864
Total	$485,398	$446,220	$1,441,310	$1,347,103
The following table presents a summary of long-lived assets by geography as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017	December 31, 2016
	(In thousands)
Americas:
United States	$194,245	$193,750
Other Americas	641	757
Total Americas	194,886	194,507
Asia	34,925	30,564
Europe, Middle East and Africa	14,106	12,692
Japan	703	844
Total	$244,620	$238,607

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
While we continue to assess all potential impacts of Topic 606, we currently expect:

•	Our revenue mix will remain approximately 90% recurring, or recognizable over time, under both Topic 605 and Topic 606;

•
The use of the cumulative catch-up method upon adoption of Topic 606 requires us to evaluate only contracts that are effective on the adoption date as if that contract had been accounted for under Topic 606;

•
A small percentage of our existing backlog at the beginning of fiscal 2018 will be adjusted through retained earnings upon adoption of Topic 606 and such backlog will not be recognized as revenue in future periods under Topic 606;

•	Because of the transition method, revenue generated under Topic 606 will be slightly lower than Topic 605 in the year of adoption; and

•	In 2018, the year of adoption, we will report revenue under Topic 606 with supplemental disclosures of what revenue would have been under Topic 605.
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
We currently believe the adoption of Topic 606 will impact our accounting for multiple element arrangements, or MEAs, that combine many software-related deliverables, which may include multiple software contracts with varying terms, IP licenses, and/or service elements. Topic 605 requires vendor-specific objective evidence, or VSOE, to recognize revenue separately for the different undelivered elements. We have not established VSOE under Topic 605, thus the revenue related to these agreements is generally recognized over time beginning with the delivery of the last specified deliverable and ending on the latest end date. Topic 606 requires us to separate the different elements through the use of stand-alone selling prices, or SSPs, and to recognize the revenue allocated to the different elements as if those elements had been sold on a standalone basis, either up front or over time. We expect certain IP license agreements to be recognized up front under Topic 606, as opposed to over time under Topic 605. We also expect certain software agreements to be recognized over time under Topic 606, as opposed to up front under Topic 605. Despite these changes, we expect our revenue mix will remain consistent such that approximately 90% of our revenue is recognized over time.
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
Under the cumulative catch-up transition method, we will evaluate each contract that is effective on the adoption date as if that contract had been accounted for under Topic 606 from contract inception. Some revenue related to the MEAs and IP arrangements noted above that would have been recognized in future periods under Topic 605 will be recast under Topic 606 as if the revenue had been recognized in prior periods. As this transition method requires that we not adjust historical reported revenue amounts, the revenue that would have been recognized under this method prior to the adoption date will be an adjustment to retained earnings and will not be recognized as revenue in future periods as previously planned. Because of this transition method, we expect that a small percentage of our year-end backlog will be adjusted to retained earnings upon adoption.

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
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will impact certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The updated standard becomes effective for us in the first quarter of fiscal 2018. Upon the effective date of the new standard, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value with the changes in fair value recognized through earnings. There will no longer be an available-for-sale classification for equity investments and therefore, the changes in the fair value of our marketable equity securities will no longer be reported in other comprehensive income (loss).
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
The updated standard becomes effective for us in the first quarter of fiscal 2019 and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.
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

Results of Operations
Financial results for the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, reflect the following:

•	increased product and maintenance revenue resulting from overall growth in our software and IP business, particularly in Asia, partially offset by lower emulation and prototyping hardware revenue; and

•	continued investment in research and development activities focused on creating and enhancing our products.
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
Revenue by Period
The following table shows our revenue for the three months ended September 30, 2017 and October 1, 2016 and the change in revenue between periods:

	Three Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$451.2	$415.4	$35.8	9%
Services	34.2	30.8	3.4	11%
Total revenue	$485.4	$446.2	$39.2	9%
The following table shows our revenue for the nine months ended September 30, 2017 and October 1, 2016 and the change in revenue between periods:

	Nine Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,346.5	$1,247.1	$99.4	8%
Services	94.8	100.0	(5.2)	(5)%
Total revenue	$1,441.3	$1,347.1	$94.2	7%
Product and maintenance revenue may fluctuate from period to period and by geography based on demand for emulation hardware and IP offerings. Product and maintenance revenue increased during the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, primarily because of growth in our software and IP business, partially offset by lower emulation and prototyping hardware revenue.
Services revenue may fluctuate from period to period based on demand for, and our available resources to fulfill, our services and IP offerings.
No one customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2017 or October 1, 2016.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	October 1, 2016	December 31, 2016	April 1, 2017	July 1, 2017	September 30, 2017
Functional Verification, including Emulation and Prototyping Hardware	24%	25%	23%	23%	21%
Digital IC Design and Signoff	28%	30%	29%	30%	30%
Custom IC Design	27%	25%	26%	26%	28%
System Interconnect and Analysis	10%	9%	10%	10%	10%
IP	11%	11%	12%	11%	11%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
United States	$208.4	$197.7	$10.7	5%
Other Americas	7.9	6.9	1.0	14%
Asia	131.9	120.2	11.7	10%
Europe, Middle East and Africa	94.7	83.1	11.6	14%
Japan	42.5	38.3	4.2	11%
Total revenue	$485.4	$446.2	$39.2	9%

	Nine Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
United States	$620.5	$614.1	$6.4	1%
Other Americas	25.8	23.4	2.4	10%
Asia	385.7	330.4	55.3	17%
Europe, Middle East and Africa	284.4	257.3	27.1	11%
Japan	124.9	121.9	3.0	2%
Total revenue	$1,441.3	$1,347.1	$94.2	7%
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

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
United States	43%	44%	43%	46%
Other Americas	2%	2%	2%	2%
Asia	27%	27%	26%	25%
Europe, Middle East and Africa	19%	19%	20%	19%
Japan	9%	8%	9%	8%
Total	100%	100%	100%	100%
Cost of Revenue

	Three Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$34.8	$38.7	$(3.9)	(10)%
Cost of services	19.7	17.9	1.8	10%

	Nine Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$117.4	$125.9	$(8.5)	(7)%
Cost of services	59.7	54.6	5.1	9%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$24.6	$28.1	$(3.5)	(12)%
Amortization of acquired intangibles	10.2	10.6	(0.4)	(4)%
Total cost of product and maintenance	$34.8	$38.7	$(3.9)	(10)%

	Nine Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$85.8	$94.1	$(8.3)	(9)%
Amortization of acquired intangibles	31.6	31.8	(0.2)	(1)%
Total cost of product and maintenance	$117.4	$125.9	$(8.5)	(7)%

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
The changes in product and maintenance-related costs for the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation and prototyping hardware costs	$(3.5)	$(5.3)
Salary, benefits and other employee-related costs	(0.4)	(3.3)
Other items	0.4	0.3
Total change in product and maintenance-related costs	$(3.5)	$(8.3)
Emulation and prototyping hardware costs decreased during the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, primarily due to lower emulation and prototyping hardware revenue. Gross margins on our hardware products will fluctuate based on product life cycle, product competition, product mix and pricing strategies.
Salary, benefits and other employee-related costs decreased during the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, primarily due to a reduction in headcount.
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
Salary, benefits and other employee-related costs and facilities and other infrastructure costs included in operating expenses increased during the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, primarily due to an increase in headcount resulting from additional hiring and our 2016 acquisitions.
Stock-based compensation included in our operating expenses increased during the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, primarily because successive increases in the price of our common stock have resulted in higher grant-date fair values for the mix of stock awards expensed in each period. We expect stock-based compensation included in operating expenses to increase during the remainder of fiscal 2017, as compared to fiscal 2016, due to higher grant-date fair values of stock awards vesting during fiscal 2017.
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

Our operating expenses for the three and nine months ended September 30, 2017 and October 1, 2016 were as follows:

	Three Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$104.3	$96.8	$7.5	8%
Research and development	206.6	191.5	15.1	8%
General and administrative	36.3	30.4	5.9	19%
Total operating expenses	$347.2	$318.7	$28.5	9%

	Nine Months Ended		Change
	September 30, 2017	October 1, 2016	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$311.5	$297.1	$14.4	5%
Research and development	600.8	553.8	47.0	8%
General and administrative	100.9	95.1	5.8	6%
Total operating expenses	$1,013.2	$946.0	$67.2	7%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 30, 2017 and October 1, 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Marketing and sales	21%	22%	22%	22%
Research and development	43%	43%	42%	41%
General and administrative	7%	7%	7%	7%
Total operating expenses	71%	72%	71%	70%
Marketing and Sales
The changes in marketing and sales expense for the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$6.4	$11.2
Facilities and other infrastructure costs	2.0	3.5
Stock-based compensation	1.4	2.8
Professional services	(1.4)	(1.8)
Other items	(0.9)	(1.3)
Total change in marketing and sales expense	$7.5	$14.4

Research and Development
The changes in research and development expense for the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$6.7	$31.9
Stock-based compensation	3.8	8.9
Facilities and other infrastructure costs	3.2	7.4
Materials and other pre-production costs	1.1	(0.7)
Other items	0.3	(0.5)
Total change in research and development expense	$15.1	$47.0
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
General and Administrative
The changes in general and administrative expense for the three and nine months ended September 30, 2017, as compared to the three and nine months ended October 1, 2016, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Professional services	$2.2	$3.7
Bad debt	1.1	1.5
Salary, benefits and other employee-related costs	1.0	2.4
Stock-based compensation	0.8	1.9
Acquisition-related costs	—	(4.9)
Other items	0.8	1.2
Total change in general and administrative expense	$5.9	$5.8
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
During the nine months ended September 30, 2017, we revised certain estimates made in connection with the 2016 Restructuring Plans and recorded credits of approximately $2.8 million. For additional information about our restructuring plans, see Note 8 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In millions)
Contractual interest expense:
2019 Term Loan	$1.9	$1.6	$5.7	$3.9
2024 Notes	3.8	3.8	11.4	11.4
Revolving credit facility	0.1	0.4	0.8	1.0
Amortization of debt discount:
2019 Term Loan	0.1	0.1	0.2	0.1
2024 Notes	0.2	0.2	0.5	0.5
Other	0.1	—	0.4	0.4
Total interest expense	$6.2	$6.1	$19.0	$17.3
For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(In millions, except percentages)
Provision (benefit) for income taxes	$5.4	$(1.1)	$19.6	$20.3
Effective tax rate	6.2%	(1.7)%	8.2%	11.0%
Our provision for income taxes for the three and nine months ended September 30, 2017 is primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2017 income, partially offset by tax benefits related to stock-based compensation. Our provision for income taxes for the three and nine months ended September 30, 2017 includes $14.7 million and $28.0 million of tax benefit, respectively, related to stock-based compensation that vested or was exercised during the period.
Our foreign earnings are generally subject to lower statutory tax rates than our United States earnings. We estimate our annual effective tax rate for fiscal 2017 to be approximately 11.0%. Our estimate excludes tax effects of certain stock-based compensation, potential acquisitions, and other items that we cannot reliably anticipate.
Our provision (benefit) for income taxes for the three and nine months ended October 1, 2016 is primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2016 income. Our provision (benefit) for income taxes for the three and nine months ended October 1, 2016 includes $6.7 million and $14.5 million of tax benefit, respectively, related to stock-based compensation that vested or was exercised during the period.
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

Liquidity and Capital Resources

	As of
	September 30, 2017	December 31, 2016	Change
	(In millions)
Cash, cash equivalents and short-term investments	$682.4	$468.3	$214.1
Net working capital	$411.0	$116.5	$294.5
Cash, Cash Equivalents and Short-term Investments
As of September 30, 2017, our principal sources of liquidity consisted of $682.4 million of cash, cash equivalents and short-term investments, as compared to $468.3 million as of December 31, 2016.
Our primary sources of cash, cash equivalents and short-term investments during the nine months ended September 30, 2017 were cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the nine months ended September 30, 2017 were payments related to salaries and benefits, other employee-related costs and operating expenses, payment on our revolving credit facility, repurchases of our common stock, tax payments and purchases of property, plant and equipment.
Approximately 73% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of September 30, 2017. Our intent is to indefinitely reinvest our earnings from certain foreign operations. We do not anticipate we will need to repatriate dividends from foreign operations that are indefinitely reinvested in order to fund our domestic operations. In the event that dividends from foreign operations that are currently indefinitely reinvested are needed to fund United States liquidity, we could be required to accrue and pay additional taxes in order to repatriate these funds. For further discussion regarding our income taxes see Note 10 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of September 30, 2017, as compared to December 31, 2016, is primarily due to a net increase in cash and cash equivalents generated from operations.
Cash Flows from Operating Activities

	Nine Months Ended
	September 30, 2017	October 1, 2016	Change
	(In millions)
Cash provided by operating activities	$343.9	$248.0	$95.9
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the nine months ended September 30, 2017, as compared to the nine months ended October 1, 2016, was primarily due to the timing of cash receipts from customers and disbursements made to vendors and improved profitability.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, the timing of our billings, collections and disbursements and tax payments.

Cash Flows from Investing Activities

	Nine Months Ended
	September 30, 2017	October 1, 2016	Change
	(In millions)
Cash provided by (used for) investing activities	$(30.7)	$6.6	$(37.3)
Cash used for investing activities increased during the nine months ended September 30, 2017, as compared to the nine months ended October 1, 2016, due to a decrease in net proceeds from our investment portfolio, partially offset by a decrease in cash used for business combinations and asset acquisitions because we did not complete any acquisitions during the nine months ended September 30, 2017. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Nine Months Ended
	September 30, 2017	October 1, 2016	Change
	(In millions)
Cash used for financing activities	$(109.5)	$(356.1)	$246.6
Cash used for financing activities decreased during the nine months ended September 30, 2017, as compared to the nine months ended October 1, 2016, primarily due to a decrease in payments made to repurchase common stock, partially offset by a decrease in proceeds from borrowings and an increase in payments on our revolving credit facility.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of September 30, 2017, $475.0 million remained available under this authorization.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of September 30, 2017, there were no borrowings outstanding under our revolving credit facility.
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

Tax Examinations
We are regularly subject to examinations by tax authorities in the U.S. and foreign jurisdictions, which may in some cases result in assessments for additional taxes. Cadence is under examination in certain jurisdictions by tax authorities, including Germany, India, Israel and the Republic of Korea. In certain jurisdictions, we may be required to deposit the amount assessed by the tax authorities, including additional taxes, penalties or interest, prior to appealing such assessment even if the final assessment could be lower than the initial assessment.  The timing of the resolution of the appeals cannot be estimated with certainty.  Any requirement to deposit a material amount of cash for the tax assessments that we are appealing could reduce our cash flows, working capital and liquidity until the matter is resolved.

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
The following table provides information about our foreign currency forward exchange contracts as of September 30, 2017. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2017.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$59.8	0.84
Japanese yen	48.9	110.75
British pound	21.7	0.75
Israeli shekel	21.3	3.53
Indian rupee	14.7	64.25
South Korean won	12.2	1,130.90
Chinese renminbi	7.9	6.56
Taiwan dollar	5.1	29.98
Other	6.2	N/A
Total	$197.8
Estimated fair value	$(2.0)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Securities with maturities greater than three months are classified as available-for-sale and are considered to be short-term investments. The carrying value of our interest-bearing instruments approximated fair value as of September 30, 2017.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of September 30, 2017, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 4 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for an additional description of these investments. Our non-marketable investments had a carrying value of $3.2 million as of September 30, 2017 and December 31, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.
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
Based on their evaluation as of September 30, 2017, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% and 56% during the three months ended September 30, 2017 and October 1, 2016, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes;

•	changes in tax benefits from stock-based compensation;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards;

•	a change in our decision to indefinitely reinvest foreign earnings outside the United States; or

•	results of examinations by the Internal Revenue Service, or IRS, state, and foreign tax or other governmental authorities.
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
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political, and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions, including Germany, India, Israel and the Republic of Korea, and these jurisdictions may assess additional tax liabilities against us.

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
We have significant operations outside the United States. As of September 30, 2017, approximately 73% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. However, if these sources of cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock, or we could be required to repatriate dividends from foreign operations, which could negatively affect our provision for income taxes.
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
We have a substantial level of debt. As of September 30, 2017, we had total outstanding indebtedness of $644.1 million. We also had the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024, or the 2024 Notes, and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence’s common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of September 30, 2017, $475.0 million remained available under this authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 2, 2017 – August 5, 2017	151,441	$36.57	122,700	$520
August 6, 2017 – September 2, 2017	1,141,684	$37.10	614,900	$498
September 3, 2017 – September 30, 2017	691,194	$38.34	593,703	$475
Total	1,984,319	$37.49	1,331,303
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 26, 2017	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
President, Chief Executive Officer and Director

DATE:	October 26, 2017	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X