Form 10-Q
period 2018-03-31
CADENCE DESIGN SYSTEMS INC
filed 2018-04-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 31, 2018, approximately 281,906,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$746,968	$688,087
Short-term investments	5,466	4,455
Receivables, net	225,822	190,426
Inventories	30,090	33,209
Prepaid expenses and other	61,597	63,811
Total current assets	1,069,943	979,988
Property, plant and equipment, net of accumulated depreciation of $673,265 and $658,377, respectively	249,810	251,342
Goodwill	665,615	666,009
Acquired intangibles, net	264,927	278,835
Long-term receivables	9,380	12,239
Other assets	226,998	230,301
Total assets	$2,486,673	$2,418,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$45,000	$85,000
Current portion of long-term debt	299,826	—
Accounts payable and accrued liabilities	210,784	221,101
Current portion of deferred revenue	310,639	336,297
Total current liabilities	866,249	642,398
Long-term liabilities:
Long-term portion of deferred revenue	56,276	61,513
Long-term debt	344,766	644,369
Other long-term liabilities	77,084	81,232
Total long-term liabilities	478,126	787,114
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,858,692	1,829,950
Treasury stock, at cost	(1,222,151)	(1,178,121)
Retained earnings	499,817	341,003
Accumulated other comprehensive income (loss)	5,940	(3,630)
Total stockholders’ equity	1,142,298	989,202
Total liabilities and stockholders’ equity	$2,486,673	$2,418,714

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenue:
Product and maintenance	$480,609	$451,407
Services	36,704	25,504
Total revenue	517,313	476,911
Costs and expenses:
Cost of product and maintenance	41,730	43,717
Cost of services	21,479	18,075
Marketing and sales	109,148	103,347
Research and development	224,185	198,286
General and administrative	33,299	31,816
Amortization of acquired intangibles	3,630	3,856
Restructuring and other credits	(1,991)	(1,788)
Total costs and expenses	431,480	397,309
Income from operations	85,833	79,602
Interest expense	(6,975)	(6,479)
Other income (expense), net	(689)	1,059
Income before provision for income taxes	78,169	74,182
Provision for income taxes	5,284	5,923
Net income	$72,885	$68,259
Net income per share - basic	0.27	0.25
Net income per share - diluted	0.26	0.25
Weighted average common shares outstanding – basic	273,773	270,173
Weighted average common shares outstanding – diluted	281,651	277,736

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$72,885	$68,259
Other comprehensive income, net of tax effects:
Foreign currency translation adjustments	12,058	2,389
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	—	465
Changes in defined benefit plan liabilities	150	30
Total other comprehensive income, net of tax effects	12,208	2,884
Comprehensive income	$85,093	$71,143

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash and cash equivalents at beginning of period	$688,087	$465,232
Cash flows from operating activities:
Net income	72,885	68,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,389	28,894
Amortization of debt discount and fees	292	350
Stock-based compensation	37,901	27,436
Gain on investments, net	(1,123)	(1,228)
Deferred income taxes	1,363	1,990
Provisions for losses on receivables	666	—
Other non-cash items	(43)	1,359
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(10,988)	(22,475)
Inventories	2,105	6,000
Prepaid expenses and other	8,392	(3,777)
Other assets	8,152	(3,657)
Accounts payable and accrued liabilities	(46,956)	(46,159)
Deferred revenue	59,854	34,325
Other long-term liabilities	(4,242)	1,113
Net cash provided by operating activities	157,647	92,430
Cash flows from investing activities:
Proceeds from the sale of available-for-sale securities	—	107
Purchases of property, plant and equipment	(13,128)	(14,843)
Net cash used for investing activities	(13,128)	(14,736)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	50,000
Payment on revolving credit facility	(40,000)	(50,000)
Payment of debt issuance costs	—	(793)
Proceeds from issuance of common stock	23,339	22,715
Stock received for payment of employee taxes on vesting of restricted stock	(26,515)	(22,470)
Payments for repurchases of common stock	(50,013)	—
Change in book overdraft	(3,867)	—
Net cash used for financing activities	(97,056)	(548)
Effect of exchange rate changes on cash and cash equivalents	11,418	1,750
Increase in cash and cash equivalents	58,881	78,896
Cash and cash equivalents at end of period	$746,968	$544,128

Supplemental cash flow information:
Cash paid for interest	$2,716	$2,219
Cash paid for taxes, net	$6,025	$9,767

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
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
Comparability
Effective on the first day of fiscal 2018, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 30, 2017 and results of operations for the three months ended April 1, 2017 were prepared using accounting standards that were different than those in effect for the three months ended March 31, 2018. Therefore, the consolidated balance sheets as of March 31, 2018 and December 30, 2017 are not directly comparable, nor are the results of operations for the three months ended March 31, 2018 and April 1, 2017.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and Subtopic 985-605 “Software - Revenue Recognition.” Topic 605 and Subtopic 985-605 are collectively referred to as “Topic 605” or “prior GAAP.” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several amendments to the standard, including updates on accounting for licenses of intellectual property (“IP”) and identifying performance obligations.
Cadence adopted Topic 606 on the first day of fiscal 2018 using the modified retrospective transition method. Under this method, Cadence evaluated contracts that were in effect at the beginning of fiscal 2018 as if those contracts had been accounted for under Topic 606. Cadence did not evaluate individual modifications for those periods prior to the adoption date, but the aggregate effect of all modifications as of the adoption date and such effects are provided below. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-Topic 606 accounting. A cumulative catch up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under Topic 606.

The most significant impacts of the adoption of Topic 606 are as follows:

•
At the adoption date, Cadence increased retained earnings by $85.4 million for uncompleted contracts for which revenue will not be recognized in future periods under Topic 606. This revenue would otherwise have been recognized in prior periods, so the beginning balance of receivables increased by $47.3 million, contract assets were established at $4.0 million, deferred revenue decreased by $57.4 million and accrued liabilities increased by $23.3 million;

•
Revenue generated under Topic 606 is expected to be slightly lower than revenue would have been under Topic 605 in fiscal 2018. This is the result of a combination of factors, including the elimination of deferred revenue that, under Topic 605, would have continued to be recognized into revenue in 2018 and beyond, as well as changes in the timing of revenue recognition as discussed below. The actual effects on revenue recognized for the first quarter of fiscal 2018 are reported in the table below; and

•
Cadence capitalized $27.3 million of incremental sales commission costs at the adoption date directly related to obtaining customer contracts and is amortizing these costs over the life of the contract.

Cadence will continue to recognize revenue over time for its time-based software arrangements, which generate a majority of total revenue. However, the reason for the similar accounting treatment is different under Topic 606 than under Topic 605. Under Topic 605, Cadence could not establish vendor specific objective evidence (“VSOE”) for its undelivered elements and therefore was not able to separate its delivered software licenses from those undelivered elements, such as technical support and unspecified (when-and-if available) update rights. Topic 606 no longer requires separability of promised goods or services, such as software licenses, technical support, or unspecified update rights on the basis of VSOE. Rather, Topic 606 requires Cadence to identify the performance obligations in the contract — that is, those promised goods and services (or bundles of promised goods or services) that are distinct — and allocate the transaction price of the contract to those performance obligations on the basis of stand-alone selling prices (“SSPs”). The transaction price allocated to each performance obligation is then recognized either at a point in time or over time using an appropriate measure of progress. Under Topic 606, Cadence has concluded that its software licenses in time-based arrangements are not distinct from each other, or from its obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. Cadence will recognize revenue for the combined performance obligation, which also includes the co-terminus technical support provided to the customer, ratably over the term of the arrangement.
In contrast to the similar accounting result for time-based software arrangements, revenue related to certain IP licenses will now be recognized upon delivery under Topic 606, as opposed to over time under Topic 605, because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under Topic 606. Certain perpetual software licenses will now be recognized over time under Topic 606, as opposed to upon delivery under Topic 605, because these software licenses and the when-and-if available updates provided to the customer are accounted for together as one performance obligation and recognized over time.
The timing of revenue recognition for hardware and professional services is expected to remain substantially unchanged. Cadence’s overall mix of revenue recognized at a point in time versus over time is expected to remain relatively constant, with approximately 90% recognizable over time.

The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated balance sheet as of March 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Receivables, net	$225,822	$(18,538)	$207,284
Prepaid expenses and other	61,597	(5,255)	56,342
Long-term receivables	9,380	569	9,949
Other assets	226,998	(11,947)	215,051
Accounts payable and accrued liabilities*	210,784	(40,357)	170,427
Current portion of deferred revenue	310,639	78,462	389,101
Long-term portion of deferred revenue	56,276	4,275	60,551
Retained earnings	499,817	(79,876)	419,941
Accumulated other comprehensive income	5,940	2,325	8,265
_____________
* Cadence has certain arrangements under which consideration is received from customers prior to identifying the specific goods or services to be delivered under the contract. Cadence records an accrued liability on a contract-by-contract basis at the end of each reporting period for cash consideration received.
The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated income statement for the three months ended March 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands, except per share amounts)
Product and maintenance revenue	$480,609	$6,180	$486,789
Services revenue	36,704	1,964	38,668
Cost of product and maintenance	41,730	(251)	41,479
Marketing and sales expense	109,148	(2,810)	106,338
Provision for income taxes	5,284	557	5,841
Net income	72,885	10,648	83,533
Net income per share - basic	0.27	0.04	0.31
Net income per share - diluted	0.26	0.04	0.30

Cadence’s net cash provided by operating activities for the three months ended March 31, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of Cadence’s condensed consolidated statement of cash flows for the three months ended March 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Net income	$72,885	$10,648	$83,533
Changes in operating assets and liabilities:
Receivables	(10,988)	(25,638)	(36,626)
Prepaid expenses and other	8,392	2,026	10,418
Other assets	8,152	(1,742)	6,410
Accounts payable and accrued liabilities	(46,956)	(11,641)	(58,597)
Deferred revenue	59,854	26,347	86,201
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Cadence adopted this standard on the first day of fiscal 2018, modifying its accounting and required disclosures for investments in equity securities, other than those accounted for using the equity method of accounting.
Cadence’s marketable investments in equity securities consist of investments in a publicly-held company and are presented as short-term investments in the condensed consolidated balance sheets. Prior to the adoption of the updated standard, these investments were classified as available-for-sale, and changes in the fair value of these investments were reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. The new standard eliminated the available-for-sale classification for equity securities and requires changes in the fair value of these investments to be recognized through net income for the three months ended March 31, 2018 and each subsequent reporting period. Upon adoption, Cadence recorded a cumulative-effect adjustment to increase retained earnings in the amount of $2.6 million related to unrealized holding gains previously recorded in accumulated other comprehensive income (loss). In addition, Cadence recorded a gain of $1.0 million to other income (expense) in the condensed consolidated income statements for changes in the fair value of investments in marketable equity securities during the three months ended March 31, 2018.
Cadence’s non-marketable investments in equity securities consist of investments in privately-held companies and are presented as other assets in the condensed consolidated balance sheets. Prior to the adoption of the updated standard, non-marketable investments that were not accounted for using the equity method of accounting were recorded at cost, less impairment. The new standard eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. Cadence adopted the provisions of the new standard applicable to its investments in equity securities without a readily determinable fair value on a prospective basis and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes or impairment will be recorded through net income in the period incurred.
Cadence’s non-marketable investments had a carrying value of $3.0 million as of March 31, 2018 and December 30, 2017. During the three months ended March 31, 2018, there were no observable price changes or impairments related to Cadence’s non-marketable investments in equity securities.
Income Tax
In October 2016, the FASB issued ASU 2016-16, “Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory.” The new guidance requires the recognition of the income tax consequences of an intra-entity asset transfer when the transfer occurs rather than when the asset has been sold to a third party. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. Cadence adopted the new standard on the first day of fiscal 2018 using the modified retrospective transition approach and recorded a cumulative-effect adjustment to decrease retained earnings in the amount of $8.3 million. The cumulative-effect adjustment includes the write-off of income tax consequences deferred from prior intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under U.S. GAAP. We anticipate the potential for increased volatility in future effective tax rates from the adoption of this guidance.

Stock-based Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Cadence adopted the standard on the first day of fiscal 2018. The adoption of this standard did not impact Cadence’s condensed consolidated financial statements or the related disclosures.
Retained Earnings
The following table presents the cumulative effect adjustments, net of income tax effects, to beginning retained earnings for new accounting standards adopted by Cadence on the first day of fiscal 2018:

Retained Earnings
(In thousands)
Balance, December 30, 2017, as previously reported	$341,003
Cumulative effect adjustment from the adoption of new accounting standards:
Revenue from Contracts with Customers (Topic 606)	91,640
Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	2,638
Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory	(8,349)
Balance, December 30, 2017, as adjusted	426,932
Net Income	72,885
Balance, March 31, 2018	$499,817
NOTE 2. DEBT
Cadence’s outstanding debt as of March 31, 2018 and December 30, 2017 was as follows:

	March 31, 2018			December 30, 2017
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$45,000	$—	$45,000	$85,000	$—	$85,000
2019 Term Loan	300,000	(174)	299,826	300,000	(226)	299,774
2024 Notes	350,000	(5,234)	344,766	350,000	(5,405)	344,595
Total outstanding debt	$695,000	$(5,408)	$689,592	$735,000	$(5,631)	$729,369
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
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.25% and 1.875% per annum or at the base rate plus a margin between 0.25% and 0.875% per annum. As of March 31, 2018, the interest rate on Cadence’s credit facility was 2.85%. Interest is payable quarterly. A commitment fee ranging from 0.15% to 0.30% is assessed on the daily average undrawn portion of revolving commitments.

The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of March 31, 2018, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2019 Term Loan
In January 2016, Cadence entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility due on January 28, 2019 (the “2019 Term Loan”) with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. In January 2017, Cadence amended the agreement for its 2019 Term Loan. The amendment modified the 2019 Term Loan covenants to make them consistent with the covenants in the revolving credit facility. The other material terms of the 2019 Term Loan remain unchanged.
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio. As of March 31, 2018, the interest rate on Cadence’s 2019 Term Loan was 2.80%.
The 2019 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step-up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of March 31, 2018, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.
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
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of March 31, 2018, Cadence was in compliance with all financial covenants associated with the 2024 Notes.
NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of March 31, 2018 and December 30, 2017 were as follows:

	As of
	March 31, 2018	December 30, 2017
	(In thousands)
Cash and cash equivalents	$746,968	$688,087
Short-term investments	5,466	4,455
Cash, cash equivalents and short-term investments	$752,434	$692,542

Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of March 31, 2018 and December 30, 2017:

	As of
	March 31, 2018	December 30, 2017
	(In thousands)
Cash and interest bearing deposits	$302,401	$184,153
Money market funds	444,567	503,934
Total cash and cash equivalents	$746,968	$688,087
Short-Term Investments
Cadence’s short-term investments are comprised of marketable equity securities of publicly-held entities. During the three months ended March 31, 2018, Cadence recorded a gain of $1.0 million to other income (expense) in the condensed consolidated income statements from its investments in marketable equity securities held as of March 31, 2018. Cadence did not sell any marketable equity securities during the three months ended March 31, 2018.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 31, 2018 and December 30, 2017 were as follows:

	As of
	March 31, 2018	December 30, 2017
	(In thousands)
Accounts receivable	$117,065	$119,325
Unbilled accounts receivable	109,423	71,101
Long-term receivables	9,380	12,239
Total receivables	235,868	202,665
Less allowance for doubtful accounts	(666)	—
Total receivables, net	$235,202	$202,665
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 31, 2018, no one customer accounted for 10% or more of Cadence’s total receivables. As of December 30, 2017, one customer accounted for 17% of Cadence’s total receivables.
NOTE 5. REVENUE
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which Cadence expects to be entitled in exchange for promised goods or services. Cadence’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred to customers over time accounted for approximately 90% of Cadence’s total revenue for the three months ended March 31, 2018.
Product and maintenance revenue includes Cadence’s licenses of time-based and perpetual software, sales of emulation hardware, licenses of per-use IP, and the related maintenance on these licenses and sales.
Service revenue includes revenue received for performing engineering services (which are generally not related to the functionality of other licensed products), customized IP on a fixed fee basis, and sales from cloud-based solutions that provide customers with software and services over a period of time.

Cadence enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, Cadence allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value is generally the transaction price to be allocated to the separate performance obligations. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.
Nature of Products and Services
Software
Cadence’s time-based license arrangements grant customers the right to access and use all of the licensed products at the outset of an arrangement and updates are generally made available throughout the entire term of the arrangement, which is generally two to three years. Cadence’s updates provide continued access to evolving technology as customers’ designs migrate to more advanced nodes and as our customers’ technological requirements evolve. In addition, certain time-based license arrangements include remix rights and unspecified additional products that become commercially available during the term of the agreement. Payments are generally received in equal or near equal installments over the term of the agreement.
As explained in Note 1, the multiple software licenses, related updates, and technical support in these time-based arrangements constitute a single, combined performance obligation and revenue is recognized over the term of the license, commencing upon the later of the effective date of the arrangement or transfer of the software license. Remix rights are not an additional promised good or service in the contract, and where unspecified additional software product rights are part of the contract with the customer, such rights are accounted for as part of the single performance obligation that includes the licenses, updates, and technical support because such rights are provided for the same period of time and have the same time-based pattern of transfer to the customer.
Hardware
Cadence generally has two performance obligations in arrangements involving the sale or lease of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide maintenance on hardware and its embedded software, which includes rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. Transaction price allocated to the hardware product is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. Cadence has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. Transaction price allocated to maintenance is recognized as revenue ratably over the maintenance term. Payments for hardware contracts are generally received upon delivery of the hardware product.
IP
Cadence generally licenses IP under nonexclusive license agreements that provide usage rights for specific designs. In addition, for certain of Cadence’s IP license agreements, royalties are collected as customers ship their own products that incorporate Cadence IP. These arrangements generally have two performance obligations — transferring the licensed IP and associated maintenance, which includes rights to technical support and software updates that are all provided over the maintenance term and have a time-based pattern of transfer to the customer. Revenue allocated to the IP license is recognized at a point in time upon the later of the delivery of the IP or the beginning of the license period and revenue allocated to the maintenance is recognized over the maintenance term. Royalties are recognized as revenue in the quarter in which the applicable Cadence customer ships its products that incorporate Cadence IP. Payments for IP contracts are generally received upon delivery of the IP. Cadence customizes certain IP and revenue related to this customization is recognized as “Services” below.
Services
Revenue from service contracts is recognized over time, generally using costs incurred or hours expended to measure progress. Cadence has a history of accurately estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. Payments for services are generally due upon milestones in the contract or upon consumption of the hourly resources.

Cadence combines its products and technologies into five product groups related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product groups and services for the three months ended March 31, 2018:

	Three Months Ended
	March 31, 2018	April 1, 2017
Functional Verification, including Emulation and Prototyping Hardware	26%	23%
Digital IC Design and Signoff	30%	29%
Custom IC Design	26%	26%
System Interconnect and Analysis	9%	10%
IP	9%	12%
Total	100%	100%
Revenue by product group fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product groups based upon the expected usage of products. The actual usage of Cadence’s products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Significant Judgments
More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.
Cadence’s contracts with customers often include promises to transfer multiple software and/or IP licenses and services, including professional services, technical support services, and rights to unspecified updates to a customer. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of Cadence’s IP license arrangements, Cadence has concluded that the licenses and associated services are distinct from each other. In others, like Cadence’s time-based software arrangements, the licenses and certain services are not distinct from each other. As described in Note 1, Cadence’s time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and Cadence has concluded that these promised goods and services are a single, combined performance obligation.
Judgment is required to determine the SSP for each distinct performance obligation. Cadence rarely licenses or sells products on a standalone basis, so Cadence is required to estimate the range of SSPs for each performance obligation. In instances where SSP is not directly observable because Cadence does not sell the license, product or service separately, Cadence determines the SSP using information that may include market conditions and other observable inputs. Cadence typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, Cadence may use information such as the size of the customer and geographic region of the customer in determining the SSP.
Revenue is recognized over time for Cadence’s maintenance and professional services that are separate performance obligations, and also for Cadence’s combined performance obligations that include software licenses, updates, and technical support. For Cadence’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. For Cadence’s other performance obligations recognized over time, revenue is generally recognized using a time-based measure of progress reflecting generally consistent efforts to satisfy those performance obligations throughout the arrangement term.
If a group of agreements are so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. Cadence exercises significant judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. Cadence’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

Cadence is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received is variable based on the specific terms of the contract or based on Cadence’s expectations of the term of the contract. Generally, Cadence has not experienced significant returns or refunds to customers. These estimates require significant judgment and the change in these estimates could have an effect on its results of operations during the periods involved.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on Cadence’s condensed consolidated balance sheet. Cadence records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For Cadence’s time-based software agreements, customers are generally invoiced in equal, quarterly amounts, although some customers prefer to be invoiced in single or annual amounts. For certain hardware and IP agreements with payment plans, Cadence records a receivable related to revenue recognized upon delivery because it has an unconditional right to invoice and receive payment in the future related to those deliveries.
The contract assets indicated below are presented as prepaid expenses and other in the condensed consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of March 31, 2018 on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of March 31, 2018 were as follows:

	As of
	March 31, 2018	December 30, 2017
		As Adjusted
	(In thousands)
Contract assets	$6,077	$3,964
Deferred revenue	366,915	336,060
During the three months ended March 31, 2018, Cadence recognized $142.6 million of revenue that was included in the deferred revenue balance, as adjusted for Topic 606, at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company has elected to exclude the future royalty payments from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $2.6 billion as of March 31, 2018, of which Cadence expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, Cadence has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing Cadence’s products and services, and not to facilitate financing arrangements.
The amount of revenue recognized in the three months ended March 31, 2018 from performance obligations satisfied in previous periods was $6.2 million. This amount represents royalties earned during the period and excludes contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another. Total capitalized costs as of March 31, 2018 were $24.5 million and are included in other assets in Cadence’s condensed consolidated balance sheet. Amortization of these assets was $5.2 million during the three months ended March 31, 2018 and is included in sales and marketing expense in Cadence’s condensed consolidated income statement.
NOTE 6. INCOME TAXES
Cadence’s provision for income taxes of $5.3 million for the three months ended March 31, 2018 primarily resulted from the federal income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act)” and state and foreign income taxes on anticipated fiscal 2018 income, partially offset by $8.7 million of tax benefit related to stock-based compensation that vested or was exercised during the period.
The Tax Act was enacted in December 2017 and included several new tax provisions related to the taxation of foreign earnings and a reduction in the federal corporation income tax rate from 35% to 21% as of January 1, 2018.
Cadence reduced its provisional estimate for the fiscal 2017 deemed repatriation transition tax by $2.6 million during the three months ended March 31, 2018 based on its continuing analysis of the earnings and cash balances of foreign subsidiaries and the additional guidance issued by the applicable tax authorities. Cadence has not yet completed the accounting for the fiscal 2017 effects of the Tax Act because of the complexity and ambiguity of certain of its tax and accounting effects. Cadence expects to refine and complete the accounting for the Tax Act during the remainder of fiscal 2018 as it obtains, prepares and analyzes additional information in accordance with Staff Accounting Bulletin No. 118. For further discussion regarding the income tax effects of the Tax Act, see Note 6 in the notes to consolidated financial statements in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
Cadence adopted ASU 2016-16, “Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory” during the three months ended March 31, 2018, which required all income tax effects of intra-entity transfers of assets other than inventory to be recognized in the condensed consolidated income statement when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. For further discussion regarding new accounting standards, see Note 1 in the notes to condensed consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended March 31, 2018 and April 1, 2017 as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Cost of product and maintenance	$590	$529
Cost of services	863	761
Marketing and sales	7,614	6,008
Research and development	23,235	15,482
General and administrative	5,599	4,656
Total stock-based compensation expense	$37,901	$27,436
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $261.8 million as of March 31, 2018, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.

NOTE 8. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2018 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 30, 2017	$666,009
Effect of foreign currency translation	(394)
Balance as of March 31, 2018	$665,615
Acquired Intangibles, Net
Acquired intangibles as of March 31, 2018 were as follows, excluding intangibles that were fully amortized as of December 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$331,162	$(197,877)	$133,285
Agreements and relationships	146,565	(89,725)	56,840
Tradenames, trademarks and patents	10,718	(7,416)	3,302
Total acquired intangibles with definite lives	488,445	(295,018)	193,427
In-process technology	71,500	—	71,500
Total acquired intangibles	$559,945	$(295,018)	$264,927
In-process technology as of March 31, 2018 consisted of acquired projects that, if completed, will contribute to Cadence's design IP offerings. As of March 31, 2018, these projects were expected to be completed in nine to twelve months. During the three months ended March 31, 2018, there were no transfers from in-process technology to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended March 31, 2018 and April 1, 2017 was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Cost of product and maintenance	$10,277	$10,578
Amortization of acquired intangibles	3,630	3,856
Total amortization of acquired intangibles	$13,907	$14,434

Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2018 – remaining period	$39,446
2019	46,234
2020	40,619
2021	36,115
2022	17,810
Thereafter	13,203
Total estimated amortization expense	$193,427
NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the three months ended March 31, 2018, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $2.0 million. As of March 31, 2018, total liabilities related to prior restructuring plans were $4.8 million. Cadence expects to make cash payments for severance and related benefits for the prior restructuring plans through the first quarter of fiscal 2019.
The following table presents activity relating to Cadence’s restructuring plans during the three months ended March 31, 2018:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 30, 2017	$13,535	$249	$13,784
Restructuring and other credits	(1,948)	(43)	(1,991)
Cash payments	(6,813)	(206)	(7,019)
Effect of foreign currency translation	(10)	—	(10)
Balance, March 31, 2018	$4,764	$—	$4,764
The remaining liability for Cadence’s restructuring plans is recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheet.

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
The calculations for basic and diluted net income per share for the three months ended March 31, 2018 and April 1, 2017 are as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands, except per share amounts)
Net income	$72,885	$68,259
Weighted average common shares used to calculate basic net income per share	273,773	270,173
Stock-based awards	7,878	7,563
Weighted average common shares used to calculate diluted net income per share	281,651	277,736
Net income per share - basic	$0.27	$0.25
Net income per share - diluted	$0.26	$0.25
The following table presents shares of Cadence’s common stock outstanding for the three months ended March 31, 2018 and April 1, 2017 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Long-term performance-based stock awards	150	232
Options to purchase shares of common stock	416	391
Non-vested shares of restricted stock	279	161
Total potential common shares excluded	845	784
NOTE 11. STOCK REPURCHASE PROGRAM
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence’s common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of March 31, 2018, $375.0 million remained available to repurchase shares of Cadence common stock under the current authorization.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Shares repurchased	1,289	—
Total cost of repurchased shares	$50,013	$—

NOTE 12. FAIR VALUE
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 31, 2018 and December 30, 2017:

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$444,567	$444,567	$—	$—
Short-term investments:
Marketable equity securities	5,466	5,466	—	—
Trading securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	26,709	26,709	—	—
Total Assets	$476,742	$476,742	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$754	$—	$754	$—

	Fair Value Measurements as of December 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$503,934	$503,934	$—	$—
Short-term investments:
Marketable equity securities	4,455	4,455	—	—
Trading securities held in NQDC trust	31,473	31,473	—	—
Foreign currency exchange contracts	2,937	—	2,937	—
Total Assets	$542,799	$539,862	$2,937	$—

As of December 30, 2017, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

NOTE 13. CONTINGENCIES
Legal Proceedings
From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 31, 2018 and April 1, 2017.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended March 31, 2018 and April 1, 2017.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Cadence’s accumulated other comprehensive income (loss) is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence's condensed consolidated statements of comprehensive income. Aggregate changes in unrealized holding gains on available-for-sale securities net of reclassifications for realized gains and losses were also included through December 30, 2017.
On the first day of fiscal 2018, Cadence reclassified unrealized holding gains on available-for-sale securities to retained earnings in connection with the adoption of ASU 2016-1, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” For additional information regarding the adoption of this accounting standard, refer to Note 1 under the heading “Recently Adopted Accounting Standards.”
Accumulated other comprehensive income (loss) was comprised of the following as of March 31, 2018 and December 30, 2017:

	As of
	March 31, 2018	December 30, 2017
	(In thousands)
Foreign currency translation gain (loss)	$9,082	$(2,976)
Changes in defined benefit plan liabilities	(3,142)	(3,292)
Unrealized holding gains on available-for-sale securities	—	2,638
Total accumulated other comprehensive income (loss)	$5,940	$(3,630)
For the three months ended March 31, 2018 and April 1, 2017 there were no significant amounts reclassified from accumulated other comprehensive income (loss) to net income.

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
The following table presents a summary of revenue by geography for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Americas:
United States	$224,803	$205,435
Other Americas	7,666	7,755
Total Americas	232,469	213,190
Asia	139,947	122,423
Europe, Middle East and Africa	104,708	98,321
Japan	40,189	42,977
Total	$517,313	$476,911
The following table presents a summary of long-lived assets by geography as of March 31, 2018 and December 30, 2017:

	As of
	March 31, 2018	December 30, 2017
	(In thousands)
Americas:
United States	$196,628	$198,744
Other Americas	629	611
Total Americas	197,257	199,355
Asia	38,030	37,678
Europe, Middle East and Africa	13,856	13,615
Japan	667	694
Total	$249,810	$251,342

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
New Accounting Standards
Leases
In February 2016, the the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” requiring, among other things, the recognition of lease liabilities and corresponding right-of-use assets on the balance sheet by lessees for certain lease arrangements that are classified as operating leases under the previous standard. While we are continuing to assess the potential impacts of the standard, we anticipate that the adoption of this standard will have a material impact on our consolidated balance sheets and may require changes to our systems and processes. We currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. The updated standard will become effective for us in the first quarter of fiscal 2019.
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
Income Tax Effects within Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income,” which allows a reclassification of the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. The new guidance may be applied at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in federal income tax rate from the Tax Act is recognized. The new standard will be effective for us in the first quarter of fiscal 2019. We do not anticipate the revised standard will impact our consolidated financial statements or the related disclosures.

Results of Operations
Financial results for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, reflect the following:

•	the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements during fiscal 2018;

•	increased product and maintenance revenue resulting from overall growth in our software and hardware business, particularly in the United States and Asia, partially offset by lower IP revenue; and

•	continued investment in research and development activities focused on creating and enhancing our products.
The adoption of Topic 606 limits the comparability of revenue and certain expenses, including sales commissions, presented in the results of operations for the three months ended March 31, 2018, when compared to the three months ended April 1, 2017. For additional information regarding the adoption of this accounting standard, refer to Note 1 in the notes to condensed consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our emulation and prototyping hardware technology, providing maintenance for our software, hardware and IP, providing engineering services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, hardware and IP products generating revenue in any given period and whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description of our acquisitions, see Note 7 in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
Approximately 90% of our revenue is recognized over time, and the remainder of the resulting revenue is recognized upon completion of delivery. Revenue recognized over time includes revenue from our software arrangements, services, royalties from certain IP arrangements, maintenance on IP licenses and hardware, and operating leases of hardware. Revenue recognized upon delivery is primarily generated by our sales of emulation and prototyping hardware and IP licenses. Our ability to maintain this mix in any single fiscal period may be impacted primarily by delivery of hardware and IP products to our customers.
During the first quarter of fiscal 2018, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three months ended April 1, 2017 was recognized based on Topic 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Note 1 in the notes to condensed consolidated financial statements.
Revenue by Period
The following table shows our revenue for the three months ended March 31, 2018 and April 1, 2017 and the change in revenue between periods:

	Three Months Ended		Change
	March 31, 2018	April 1, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$480.6	$451.4	$29.2	6%
Services	36.7	25.5	11.2	44%
Total revenue	$517.3	$476.9	$40.4	8%
Product and maintenance revenue may fluctuate from period to period and by geography based on demand for our hardware and IP offerings. Product and maintenance revenue increased during the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, primarily because of growth in our software and emulation and prototyping hardware business, partially offset by lower IP revenue.
Services revenue may fluctuate from period to period based on demand for, and our available resources to fulfill, our services and IP offerings.
No one customer accounted for 10% or more of total revenue during the three months ended March 31, 2018 or April 1, 2017.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 30, 2017	March 31, 2018
Functional Verification, including Emulation and Prototyping Hardware	23%	23%	21%	23%	26%
Digital IC Design and Signoff	29%	30%	30%	29%	30%
Custom IC Design	26%	26%	28%	26%	26%
System Interconnect and Analysis	10%	10%	10%	10%	9%
IP	12%	11%	11%	12%	9%
Total	100%	100%	100%	100%	100%
Revenue by product group fluctuates from period to period based on demand for our products and services and our available resources to deliver and support them. Certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product groups based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	March 31, 2018	April 1, 2017	Amount	Percentage
	(In millions, except percentages)
United States	$224.8	$205.4	$19.4	9%
Other Americas	7.7	7.8	(0.1)	(1)%
Asia	139.9	122.4	17.5	14%
Europe, Middle East and Africa	104.7	98.3	6.4	7%
Japan	40.2	43.0	(2.8)	(7)%
Total revenue	$517.3	$476.9	$40.4	8%
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 31, 2018	April 1, 2017
United States	44%	43%
Other Americas	1%	2%
Asia	27%	26%
Europe, Middle East and Africa	20%	20%
Japan	8%	9%
Total	100%	100%
Revenue by geography fluctuates from period to period based on demand for our products and services and our available resources to deliver and support them.
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Cost of Revenue

	Three Months Ended		Change
	March 31, 2018	April 1, 2017	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$41.7	$43.7	$(2.0)	(5)%
Cost of services	21.5	18.1	3.4	19%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation and prototyping hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These hardware manufacturing costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 31, 2018	April 1, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$31.4	$33.1	$(1.7)	(5)%
Amortization of acquired intangibles	10.3	10.6	(0.3)	(3)%
Total cost of product and maintenance	$41.7	$43.7	$(2.0)	(5)%
Cost of product and maintenance depends primarily on our hardware product sales in any given period. Cost of product and maintenance is also affected by employee salary and benefits and other employee-related costs, reserves for inventory, as well as the timing and extent to which we acquire intangible assets, acquire or license third-parties’ intellectual property or technology and sell our products that include such acquired or licensed intellectual property or technology.
The changes in product and maintenance-related costs for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$(1.8)
Other items	0.1
Total change in product and maintenance-related costs	$(1.7)
Emulation and prototyping hardware costs decreased during the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, primarily due to a decrease in reserves for inventory. Gross margins on our hardware products will fluctuate based on product life cycle, product competition, product mix and pricing strategies.
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

Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, restructuring activities, foreign exchange rates, stock-based compensation and the impact of our variable compensation programs that are driven by operating results.
Salary, benefits and other employee-related costs and facilities and other infrastructure costs included in operating expenses increased during the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, primarily due to an increase in headcount resulting from additional hiring and our 2017 acquisitions.
Stock-based compensation included in our operating expenses increased during the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, primarily because successive increases in the price of our common stock have resulted in higher grant date fair values for the mix of stock awards expensed in each period. We expect stock-based compensation included in operating expenses to increase during the remainder of fiscal 2018, as compared to fiscal 2017, due to higher grant date fair values of stock awards vesting during fiscal 2018.
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
Our operating expenses for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three Months Ended		Change
	March 31, 2018	April 1, 2017	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$109.1	$103.3	$5.8	6%
Research and development	224.2	198.3	25.9	13%
General and administrative	33.3	31.8	1.5	5%
Total operating expenses	$366.6	$333.4	$33.2	10%
Our operating expenses, as a percentage of total revenue, for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Marketing and sales	21%	22%
Research and development	43%	42%
General and administrative	7%	7%
Total operating expenses	71%	71%

Marketing and Sales
The changes in marketing and sales expense for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, were due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$3.1
Stock-based compensation	1.6
Other items	1.1
Total change in marketing and sales expense	$5.8
Research and Development
The changes in research and development expense for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, were due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$15.0
Stock-based compensation	7.8
Facilities and other infrastructure costs	1.3
Other items	1.8
Total change in research and development expense	$25.9
We must invest significantly in product research and development to keep pace with the latest manufacturing technology. The demand for new IC manufacturing technology directly impacts the demand for our newest products and we must keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect research and development expense to increase during the remainder of fiscal 2018, as compared to fiscal 2017.
General and Administrative
The changes in general and administrative expense for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, were due to increased stock-based compensation.
Restructuring and Other Charges
We have initiated restructuring plans in recent years to better align our resources with our business strategy. Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructuring plans, based on then-currently available information, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Demand for our products and services and, ultimately, our future financial performance, is difficult to predict with certainty. Accordingly, additional actions, including further restructuring of our operations, may be required in the future.
During the three months ended March 31, 2018, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $2.0 million. For additional information about our restructuring plans, see Note 9 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions)
Contractual interest expense:
2019 Term Loan	$2.1	$1.8
2024 Notes	3.8	3.8
Revolving credit facility	0.5	0.4
Amortization of debt discount:
2019 Term Loan	0.1	0.1
2024 Notes	0.2	0.2
Other	0.3	0.2
Total interest expense	$7.0	$6.5
For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In millions, except percentages)
Provision for income taxes	$5.3	$5.9
Effective tax rate	6.8%	8.0%

We adopted a new accounting standard related to the accounting for intra-entity transfers of assets other than inventory during the three months ended March 31, 2018, which required all income tax effects of intra-entity transfers of assets other than inventory to be recognized in our condensed consolidated income statement when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. For further discussion regarding new accounting standards, see Note 1 in the notes to condensed consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations such as Cadence. The Tax Act requires complex computations not previously required by U.S. tax law. The Internal Revenue Service (“IRS”) and the U.S. Department of Treasury have broad authority to issue regulations and interpretative guidance that may significantly impact our application of the law and our provision for income taxes for fiscal 2018. As additional interpretative guidance is issued by the applicable authorities, we will likely need to revise our current estimates in future periods.
Our provision for income taxes for the three months ended March 31, 2018, primarily resulted from the federal income tax effects of the U.S. Tax Act and state and foreign income taxes on anticipated fiscal 2018 income, partially offset by $8.7 million of tax benefit related to stock-based compensation that vested or was exercised during the period. We also reduced our provisional estimate for the fiscal 2017 deemed repatriation transition tax by $2.6 million during the three months ended March 31, 2018 based on our continuing analysis of the earnings and cash balances of our foreign subsidiaries and additional guidance issued by the applicable tax authorities. We expect to continue to refine our accounting for the Tax Act during the remainder of fiscal 2018.
Our provision for income taxes for the three months ended April 1, 2017 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2017 income, partially offset by $7.2 million of tax benefit related to stock-based compensation that vested or was exercised during the period.

Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2018 effective tax rate will be approximately 15%. We expect that our quarterly effective tax rates will vary from our fiscal 2018 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the periods when the awards vest or are settled as well as other items that we cannot anticipate. We may also revise our fiscal 2018 effective tax rate as a result of further analyzing the implications of the Tax Act and as we complete the accounting for the Tax Act. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 6 in the notes to condensed consolidated financial statements.
Liquidity and Capital Resources

	As of
	March 31, 2018	December 30, 2017	Change
	(In millions)
Cash, cash equivalents and short-term investments	$752.4	$692.5	$59.9
Net working capital	$203.7	$337.6	$(133.9)
Cash, Cash Equivalents and Short-term Investments
As of March 31, 2018, our principal sources of liquidity consisted of $752.4 million of cash, cash equivalents and short-term investments, as compared to $692.5 million as of December 30, 2017.
Our primary sources of cash, cash equivalents and short-term investments during the three months ended March 31, 2018 were cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the three months ended March 31, 2018 were payments related to salaries and benefits, other employee-related costs and operating expenses, repurchases of our common stock, payment on our revolving credit facility and purchases of property, plant and equipment.
Approximately 68% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of March 31, 2018. We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The decrease in our net working capital as of March 31, 2018, as compared to December 30, 2017, is primarily due to the classification of our 2019 Term Loan as a current liability, partially offset by increases in cash and cash equivalents and accounts receivable and decreases in the outstanding balance of our revolving credit facility and deferred revenue.
Cash Flows from Operating Activities

	Three Months Ended
	March 31, 2018	April 1, 2017	Change
	(In millions)
Cash provided by operating activities	$157.6	$92.4	$65.2

Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, the timing of our billings, collections and disbursements and tax payments.
Cash Flows from Investing Activities

	Three Months Ended
	March 31, 2018	April 1, 2017	Change
	(In millions)
Cash used for investing activities	$(13.1)	$(14.7)	$1.6
Cash used for investing activities decreased during the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, due to a decrease in cash used for purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Three Months Ended
	March 31, 2018	April 1, 2017	Change
	(In millions)
Cash used for financing activities	$(97.1)	$(0.5)	$(96.6)
Cash used for financing activities increased during the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, primarily due to an increase in repurchases of common stock and repayments on our revolving credit facility.
Other Factors Affecting Liquidity and Capital Resources
Tax Act
The Tax Act provides that we may repatriate earnings from our foreign subsidiaries in fiscal 2018 and future years without additional U.S. federal income taxes. We are currently evaluating our plans for our earnings from foreign subsidiaries. We currently do not expect to indefinitely reinvest our earnings from our foreign subsidiaries, although we are continuing to assess our plans, including the impact of the Tax Act. We are also evaluating our plans for dividends from our foreign subsidiaries in fiscal 2018.
Stock Repurchase Program
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of March 31, 2018, approximately $375 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of March 31, 2018, there was a balance of $45.0 million outstanding under our revolving credit facility. This balance was repaid in April 2018.

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
The following table provides information about our foreign currency forward exchange contracts as of March 31, 2018. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2018.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$107.0	0.81
British pound	87.2	0.71
Japanese yen	59.3	106.32
Indian rupee	24.7	65.08
Swedish krona	18.0	8.22
South Korean won	17.7	1,064.62
Chinese renminbi	13.8	6.33
Israeli shekel	10.4	3.45
Other	12.6	N/A
Total	$350.7
Estimated fair value	$(0.8)
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of March 31, 2018.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of March 31, 2018, there was a balance of $45.0 million outstanding under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 1 in the notes to condensed consolidated financial statements for an additional description of these investments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018.
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
Based on their evaluation as of March 31, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended March 31, 2018, we implemented internal controls for the new accounting standards adopted during the period, including Topic 606, but there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on our judgments using the information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation matters and may revise estimates.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the sections below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Risks Related to Our Business
Any periods of uncertainty in the global economy and international trade relations, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business and reduce our bookings levels and revenue.
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
While we cannot predict global economic conditions, uncertainty about future political and economic conditions, adverse changes to international trade relationships with the United States or future decline in consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results are subject to considerable uncertainty that could impact our stock price. If economic conditions or international trade relationships with the United States deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. However, if economic conditions improve for our customers, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that yield revenue recognized over time.
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

•
the ability to design systems-on-chip (“SoCs”) increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and digital signal processors that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC;

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
Our SDE strategy is meant to increase our business among electronic systems companies, which are now designing their own ICs. SDE is also meant to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs are incorporated. Part of this strategy involves addressing the needs of new categories of electronic systems, including hyperscale computing, machine learning, augmented reality, virtual reality, internet-of-things and autonomous vehicle sub-systems, where increased investment is expected by our customers. Each of these categories requires technologies and expertise that are application-specific. If we are unable to develop or acquire the application-specific technologies and expertise necessary to address the requirements of these categories, it could impede our ability to expand our business in these categories and ultimately affect our future growth.
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
We have invested and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements. Such investments may be in related areas, such as technical sales support. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and technical sales support to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if customers reduce or slow the need to upgrade or enhance their EDA or IP products and design flows, our revenue and operating results may be adversely affected.
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
The EDA industry, the commercial electronics engineering services industry and the IP industry are highly competitive. If we fail to compete successfully in these industries, it could seriously harm our business, operating results or financial condition. To compete in these industries, we must identify and develop or acquire innovative and cost-competitive products, integrate them into platforms and market them in a timely manner. We may not be able to compete successfully in these industries. Factors that could affect our ability to compete successfully include:

•
the development by others of competitive products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;

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

•	intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price, or at all;

•	the low cost of entry in our business;

•	the combination of our competitors or collaboration among many companies to deliver more comprehensive offerings than they could individually; and

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
Failure to obtain export licenses or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States.
We must comply with regulations of the United States and of certain other countries in selling or shipping our products and transferring our technology outside the United States and to foreign nationals. Changes in these regulations or restrictions due to changes in trade relationships with the United States, including new tariffs, trade protection measures, import or export licensing requirements, sanctions, trade embargoes and other trade barres, could harm our business, operating results or financial condition.
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% and 57% during the three months ended March 31, 2018 and April 1, 2017, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:

•
changes in tax laws or the interpretation of such tax laws in the United States, Ireland, Hungary, the United Kingdom, China, the Republic of Korea, Japan, India or other international locations where we have operations;

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes;

•	changes in tax benefits from stock-based compensation;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards; or

•	results of examinations by the IRS, state, and foreign tax or other governmental authorities.
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
The Tax Act was enacted in December 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations.

The Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of certain accounting guidance is currently evolving. Further, compliance with the Tax Act and the accounting for certain provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional interpretative guidance is issued by the applicable authorities, we will continue our analysis on the application of the Tax Act and will revise our current estimates in future periods. The revisions to our current estimates could materially affect our results of operations, cash flow and financial position. For further discussion regarding our income taxes, please refer to Note 6 in the notes to condensed consolidated financial statements.
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political, and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions, including Germany, India, Israel, Hungary and certain states within the United States, and these jurisdictions may assess additional tax liabilities against us.
The Organisation for Economic Co-operation and Development (“OECD”), an international association of 34 countries, including the United States, released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations. The European Commission (“EC”) has conducted investigations in multiple countries focusing on whether local country tax rulings provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. The EC and OECD have also been evaluating new rules on the taxation of the digital economy companies. In addition, Taiwan, Italy, the United Kingdom, India and Hungary have recently introduced new rulings or proposals to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
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
Our products and services involve the storage and transmission of our proprietary information and that of our customers. We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks by unauthorized third parties (which may include nation-states and individuals sponsored by them) or breaches due to employee error, malfeasance or other disruptions, which could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Third parties may attempt to gain unauthorized access through a variety of methods (such as the use of viruses, malware, ransomware, phishing, denial of service attacks and other cyber attacks) and corrupt the processes of the products and services that we provide. We may also be a target of malicious attacks to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, services or infrastructure; steal financial data or assets or interrupt our systems and services or those of our customers or others. Breaches of our security measures could expose us to a risk of loss or misuse of this information, loss of financial assets, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses cyber storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed, legal or regulatory actions could be initiated against us and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers, or suffer harm to our financial condition.
Risks associated with our international operations could adversely impact our financial condition.
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•
shifts in political, trade or other policies resulting from the results of certain elections or votes, such as changes in policies pursued by the United States, China or the Republic of Korea, or changes associated with the United Kingdom’s withdrawal from the European Union;

•	the adoption or expansion of government trade restrictions, including tariffs, export or import regulations, sanctions or other trade barriers;

•	limitations on repatriation of earnings;

•	limitations on the conversion of foreign currencies;

•	reduced protection of intellectual property rights in some countries;

•	performance of national economies;

•	longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements;

•	inability to continue to offer competitive compensation in certain growing regions;

•	differing employment practices and labor issues;

•	United States’ and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products; and

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
We have significant operations outside the United States. As of March 31, 2018, approximately 68% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
Litigation could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1. “Legal Proceedings” and Note 13 in the notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
United States generally accepted accounting principles (“U.S. GAAP”) are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards may result in different accounting principles under U.S. GAAP that could have a significant effect on our reported financial results for us in areas including, but not limited to, principles for recognizing revenue and accounting for leases. For information regarding new accounting standards, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “New Accounting Standards” and Note 1 in the notes to condensed consolidated financial statements.
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
As of March 31, 2018, we had total outstanding indebtedness of $689.6 million. We also had the ability to borrow an additional $305.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024 and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of March 31, 2018, $375.0 million remained available under this authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
December 31, 2017 – February 3, 2018	7,858	$44.96	—	$425
February 4, 2018 – March 3, 2018	1,149,271	$39.23	604,653	$401
March 4, 2018 – March 31, 2018	702,142	$38.63	683,991	$375
Total	1,859,271	$39.02	1,288,644
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.01	Amended and Restated Bylaws of Cadence Design Systems, Inc., effective February 7, 2018.	8-K	000-15867	3.01	2/12/2018
10.01	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 25, 2018	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	April 25, 2018	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer