Form 10-Q
period 2018-06-30
CADENCE DESIGN SYSTEMS INC
filed 2018-07-23
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 30, 2018, approximately 282,808,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$819,540	$688,087
Short-term investments	5,842	4,455
Receivables, net	219,072	190,426
Inventories	28,558	33,209
Prepaid expenses and other	56,042	63,811
Total current assets	1,129,054	979,988
Property, plant and equipment, net of accumulated depreciation of $677,737 and $658,377, respectively	252,193	251,342
Goodwill	663,320	666,009
Acquired intangibles, net	251,385	278,835
Long-term receivables	4,740	12,239
Other assets	227,173	230,301
Total assets	$2,527,865	$2,418,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$85,000
Current portion of long-term debt	299,879	—
Accounts payable and accrued liabilities	243,158	221,101
Current portion of deferred revenue	327,078	336,297
Total current liabilities	870,115	642,398
Long-term liabilities:
Long-term portion of deferred revenue	46,912	61,513
Long-term debt	344,939	644,369
Other long-term liabilities	77,911	81,232
Total long-term liabilities	469,762	787,114
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,861,135	1,829,950
Treasury stock, at cost	(1,234,941)	(1,178,121)
Retained earnings	574,966	341,003
Accumulated other comprehensive loss	(13,172)	(3,630)
Total stockholders’ equity	1,187,988	989,202
Total liabilities and stockholders’ equity	$2,527,865	$2,418,714

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue:
Product and maintenance	$487,870	$443,847	$968,479	$895,254
Services	30,521	35,154	67,225	60,658
Total revenue	518,391	479,001	1,035,704	955,912
Costs and expenses:
Cost of product and maintenance	40,127	38,829	81,857	82,546
Cost of services	18,833	22,003	40,312	40,078
Marketing and sales	109,300	103,897	218,448	207,244
Research and development	219,129	195,901	443,314	394,187
General and administrative	34,875	32,774	68,174	64,590
Amortization of acquired intangibles	3,518	3,836	7,148	7,692
Restructuring and other credits	(447)	(929)	(2,438)	(2,717)
Total costs and expenses	425,335	396,311	856,815	793,620
Income from operations	93,056	82,690	178,889	162,292
Interest expense	(6,669)	(6,248)	(13,644)	(12,727)
Other income, net	3,638	924	2,949	1,983
Income before provision for income taxes	90,025	77,366	168,194	151,548
Provision for income taxes	14,876	8,239	20,160	14,162
Net income	$75,149	$69,127	$148,034	$137,386
Net income per share - basic	$0.27	$0.25	0.54	0.51
Net income per share - diluted	$0.27	$0.25	0.53	0.49
Weighted average common shares outstanding – basic	273,564	271,887	273,703	271,030
Weighted average common shares outstanding – diluted	280,774	279,526	281,247	278,631

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$75,149	$69,127	$148,034	$137,386
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(19,110)	7,866	(7,052)	10,255
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	—	(218)	—	248
Changes in defined benefit plan liabilities	(2)	40	148	69
Total other comprehensive income (loss), net of tax effects	(19,112)	7,688	(6,904)	10,572
Comprehensive income	$56,037	$76,815	$141,130	$147,958

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash and cash equivalents at beginning of period	$688,087	$465,232
Cash flows from operating activities:
Net income	148,034	137,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,282	58,304
Amortization of debt discount and fees	586	633
Stock-based compensation	78,857	57,918
Gain on investments, net	(2,136)	(2,083)
Deferred income taxes	1,664	4,813
Provisions for losses on receivables	1,015	—
Other non-cash items	462	2,157
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(2,606)	6,342
Inventories	1,932	2,535
Prepaid expenses and other	13,294	(1,557)
Other assets	5,622	(8,790)
Accounts payable and accrued liabilities	(11,832)	(21,995)
Deferred revenue	71,667	18,733
Other long-term liabilities	(2,928)	174
Net cash provided by operating activities	362,913	254,570
Cash flows from investing activities:
Proceeds from the sale of available-for-sale securities	—	189
Purchases of property, plant and equipment	(31,105)	(27,488)
Net cash used for investing activities	(31,105)	(27,299)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	50,000
Payment on revolving credit facility	(85,000)	(100,000)
Payment of debt issuance costs	—	(793)
Proceeds from issuance of common stock	25,656	29,967
Stock received for payment of employee taxes on vesting of restricted stock	(30,125)	(25,819)
Payments for repurchases of common stock	(100,025)	—
Change in book overdraft	(3,867)	—
Net cash used for financing activities	(193,361)	(46,645)
Effect of exchange rate changes on cash and cash equivalents	(6,994)	10,140
Increase in cash and cash equivalents	131,453	190,766
Cash and cash equivalents at end of period	$819,540	$655,998

Supplemental cash flow information:
Cash paid for interest	$13,165	$12,112
Cash paid for taxes, net	$17,807	$27,236

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
Comparability
Effective on the first day of fiscal 2018, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 30, 2017 and the condensed consolidated income statements for the three and six months ended July 1, 2017 were prepared using accounting standards that were different than those in effect for the three and six months ended June 30, 2018. Therefore, the consolidated balance sheets as of June 30, 2018 and December 30, 2017 are not directly comparable, nor are the results of operations for the three and six months ended June 30, 2018 and July 1, 2017.
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

•
Revenue generated under Topic 606 is expected to be slightly lower than revenue would have been under Topic 605 in fiscal 2018. This is the result of a combination of factors, including the elimination of deferred revenue that, under Topic 605, would have continued to be recognized into revenue in 2018 and beyond, as well as changes in the timing of revenue recognition as discussed below. The actual effects on revenue recognized for the first two quarters of fiscal 2018 are reported in the table below; and

•
Cadence capitalized $27.3 million of incremental sales commission costs at the adoption date directly related to obtaining customer contracts and is amortizing these costs over the life of the contract.

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

The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated balance sheet as of June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Receivables, net	$219,072	$(19,328)	$199,744
Prepaid expenses and other	56,042	(7,597)	48,445
Long-term receivables	4,740	1,073	5,813
Other assets	227,173	(11,766)	215,407
Accounts payable and accrued liabilities*	243,158	(26,920)	216,238
Current portion of deferred revenue	327,078	57,720	384,798
Long-term portion of deferred revenue	46,912	16,009	62,921
Retained earnings	574,966	(83,068)	491,898
Accumulated other comprehensive loss	(13,172)	(1,359)	(14,531)
_____________
* Cadence has certain arrangements under which consideration is received from customers prior to identifying the specific goods or services to be delivered under the contract. Cadence records an accrued liability on a contract-by-contract basis at the end of each reporting period for cash consideration received.
The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated income statement for the three months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands, except per share amounts)
Product and maintenance revenue	$487,870	$(4,616)	$483,254
Services revenue	30,521	1,336	31,857
Cost of product and maintenance	40,127	114	40,241
Marketing and sales expense	109,300	(1,166)	108,134
Provision for income taxes	14,876	(151)	14,725
Net income	75,149	(2,077)	73,072
Net income per share - basic	0.27	—	0.27
Net income per share - diluted	0.27	(0.01)	0.26

The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated income statement for the six months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands, except per share amounts)
Product and maintenance revenue	$968,479	$1,564	$970,043
Services revenue	67,225	3,300	70,525
Cost of product and maintenance	81,857	(137)	81,720
Marketing and sales expense	218,448	(3,976)	214,472
Provision for income taxes	20,160	406	20,566
Net income	148,034	8,571	156,605
Net income per share - basic	0.54	0.03	0.57
Net income per share - diluted	0.53	0.03	0.56
Cadence’s net cash provided by operating activities for the six months ended June 30, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of Cadence’s condensed consolidated statement of cash flows for the six months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Net income	$148,034	$8,571	$156,605
Changes in operating assets and liabilities:
Receivables	(2,606)	(27,473)	(30,079)
Prepaid expenses and other	13,294	4,446	17,740
Other assets	5,622	(3,214)	2,408
Accounts payable and accrued liabilities	(11,832)	1,307	(10,525)
Deferred revenue	71,667	16,363	88,030
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
Cadence’s marketable investments in equity securities consist of investments in a publicly-held company and are presented as short-term investments in the condensed consolidated balance sheets. Prior to the adoption of the updated standard, these investments were classified as available-for-sale, and changes in the fair value of these investments were reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. The new standard eliminated the available-for-sale classification for equity securities and requires changes in the fair value of these investments to be recognized through net income for the three and six months ended June 30, 2018 and each subsequent reporting period. Upon adoption, Cadence recorded a cumulative-effect adjustment to increase retained earnings in the amount of $2.6 million related to unrealized holding gains previously recorded in accumulated other comprehensive loss. In addition, Cadence recorded gains of $0.4 million and $1.4 million during the three and six months ended June 30, 2018, respectively, to other income in the condensed consolidated income statements for changes in the fair value of investments in marketable equity securities.

Cadence’s non-marketable investments in equity securities consist of investments in privately-held companies and are presented as other assets in the condensed consolidated balance sheets. Prior to the adoption of the updated standard, non-marketable investments that were not accounted for using the equity method of accounting were recorded at cost, less impairment. The new standard eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. Cadence adopted the provisions of the new standard applicable to its investments in equity securities without a readily determinable fair value on a prospective basis and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes or impairment will be recorded through net income in the period incurred. During the six months ended June 30, 2018, there were no observable price changes or impairments related to Cadence’s non-marketable investments in equity securities. Cadence’s non-marketable investments, including those accounting for using the equity method of accounting, had a carrying value of $3.1 million and $3.0 million as of June 30, 2018 and December 30, 2017, respectively.
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
Retained Earnings
The following table presents the cumulative effect adjustments, net of income tax effects, to beginning retained earnings for new accounting standards adopted by Cadence on the first day of fiscal 2018:

Retained Earnings
(In thousands)
Balance, December 30, 2017, as previously reported	$341,003
Cumulative effect adjustment from the adoption of new accounting standards:
Revenue from Contracts with Customers (Topic 606)	91,640
Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	2,638
Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory	(8,349)
Balance, December 30, 2017, as adjusted	426,932
Net Income	148,034
Balance, June 30, 2018	$574,966

NOTE 2. DEBT
Cadence’s outstanding debt as of June 30, 2018 and December 30, 2017 was as follows:

	June 30, 2018			December 30, 2017
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$85,000	$—	$85,000
2019 Term Loan	300,000	(121)	299,879	300,000	(226)	299,774
2024 Notes	350,000	(5,061)	344,939	350,000	(5,405)	344,595
Total outstanding debt	$650,000	$(5,182)	$644,818	$735,000	$(5,631)	$729,369
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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of June 30, 2018, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
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
Amounts outstanding under the 2019 Term Loan initially accrue interest at a rate equal to LIBOR plus a margin of 1.125% per annum, which may increase to a rate equal to LIBOR plus a margin of up to 1.875% per annum, depending on Cadence’s leverage ratio. As of June 30, 2018, the interest rate on Cadence’s 2019 Term Loan was 3.08%.
The 2019 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the term loan agreement contains certain financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step-up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of June 30, 2018, Cadence was in compliance with all financial covenants associated with the 2019 Term Loan.

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
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of June 30, 2018, Cadence was in compliance with all financial covenants associated with the 2024 Notes.
NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of June 30, 2018 and December 30, 2017 were as follows:

	As of
	June 30, 2018	December 30, 2017
	(In thousands)
Cash and cash equivalents	$819,540	$688,087
Short-term investments	5,842	4,455
Cash, cash equivalents and short-term investments	$825,382	$692,542
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of June 30, 2018 and December 30, 2017:

	As of
	June 30, 2018	December 30, 2017
	(In thousands)
Cash and interest bearing deposits	$220,720	$184,153
Money market funds	598,820	503,934
Total cash and cash equivalents	$819,540	$688,087
Short-Term Investments
Cadence’s short-term investments are comprised of marketable equity securities of publicly-held entities. During the three and six months ended June 30, 2018, Cadence recorded gains of $0.4 million and $1.4 million, respectively, to other income in the condensed consolidated income statements from its investments in marketable equity securities held as of June 30, 2018. Cadence did not sell any marketable equity securities during the six months ended June 30, 2018.

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of June 30, 2018 and December 30, 2017 were as follows:

	As of
	June 30, 2018	December 30, 2017
	(In thousands)
Accounts receivable	$102,118	$119,325
Unbilled accounts receivable	117,969	71,101
Long-term receivables	4,740	12,239
Total receivables	224,827	202,665
Less allowance for doubtful accounts	(1,015)	—
Total receivables, net	$223,812	$202,665
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of June 30, 2018, no one customer accounted for 10% or more of Cadence’s total receivables. As of December 30, 2017, one customer accounted for 17% of Cadence’s total receivables.
NOTE 5. REVENUE
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which Cadence expects to be entitled in exchange for promised goods or services. Cadence’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred to customers over time accounted for approximately 90% of Cadence’s total revenue for the three and six months ended June 30, 2018.
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
Cadence combines its products and technologies into five product groups related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product groups and services for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Functional Verification, including Emulation and Prototyping Hardware	23%	23%	25%	23%
Digital IC Design and Signoff	30%	30%	29%	29%
Custom IC Design	26%	26%	26%	26%
System Interconnect and Analysis	9%	10%	9%	10%
IP	12%	11%	11%	12%
Total	100%	100%	100%	100%
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
The contract assets indicated below are presented as prepaid expenses and other in the condensed consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of June 30, 2018 on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.

Cadence’s contract balances as of June 30, 2018 were as follows:

	As of
	June 30, 2018	December 30, 2017
		As Adjusted
	(In thousands)
Contract assets	$8,305	$3,964
Deferred revenue	373,990	336,060
During the three and six months ended June 30, 2018, Cadence recognized revenue of $67.7 million and $210.3 million, respectively, that was included in the deferred revenue balance, as adjusted for Topic 606, as of December 30, 2017. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company has elected to exclude the future royalty payments from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $2.5 billion as of June 30, 2018, of which Cadence expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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
During the three and six months ended June 30, 2018, Cadence recognized revenue of $8.3 million and $14.5 million, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another. Total capitalized costs as of June 30, 2018 were $23.2 million and are included in other assets in Cadence’s condensed consolidated balance sheet. Amortization of these assets during the three and six months ended June 30, 2018 was $5.9 million and $11.0 million, respectively, and is included in sales and marketing expense in Cadence’s condensed consolidated income statement.
NOTE 6. INCOME TAXES
Cadence’s provision for income taxes of $20.2 million for the six months ended June 30, 2018 primarily resulted from the federal income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act)” and state and foreign income taxes on anticipated fiscal 2018 income, partially offset by $10.5 million of tax benefit related to stock-based compensation that vested or was exercised during the period.
The Tax Act was enacted in December 2017 and included several new tax provisions related to the taxation of foreign earnings and a reduction in the federal corporation income tax rate from 35% to 21% as of January 1, 2018.
Cadence reduced its provisional estimate for the fiscal 2017 deemed repatriation transition tax by $2.6 million during the six months ended June 30, 2018 based on its continuing analysis of the earnings and cash balances of foreign subsidiaries and the additional guidance issued by the applicable tax authorities. Cadence has not yet completed the accounting for the fiscal 2017 effects of the Tax Act because of the complexity and ambiguity of certain of its tax and accounting effects. Cadence expects to refine and complete the accounting for the Tax Act during the remainder of fiscal 2018 as it obtains, prepares and analyzes additional information in accordance with Staff Accounting Bulletin No. 118. For further discussion regarding the income tax effects of the Tax Act, see Note 6 in the notes to consolidated financial statements in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Cadence adopted ASU 2016-16, “Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory” on the first day of fiscal 2018, which requires all income tax effects of intra-entity transfers of assets other than inventory to be recognized in the condensed consolidated income statement when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. For further discussion regarding new accounting standards, see Note 1 in the notes to condensed consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended June 30, 2018 and July 1, 2017 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Cost of product and maintenance	$606	$491	$1,196	$1,020
Cost of services	884	717	1,747	1,478
Marketing and sales	8,268	6,237	15,882	12,245
Research and development	25,100	18,014	48,335	33,496
General and administrative	6,098	5,023	11,697	9,679
Total stock-based compensation expense	$40,956	$30,482	$78,857	$57,918
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $345.6 million as of June 30, 2018, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.
NOTE 8. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 30, 2018 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 30, 2017	$666,009
Effect of foreign currency translation	(2,689)
Balance as of June 30, 2018	$663,320
Acquired Intangibles, Net
Acquired intangibles as of June 30, 2018 were as follows, excluding intangibles that were fully amortized as of December 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$330,756	$(207,198)	$123,558
Agreements and relationships	146,466	(93,186)	53,280
Tradenames, trademarks and patents	10,718	(7,671)	3,047
Total acquired intangibles with definite lives	487,940	(308,055)	179,885
In-process technology	71,500	—	71,500
Total acquired intangibles	$559,440	$(308,055)	$251,385

In-process technology as of June 30, 2018 consisted of acquired projects that, if completed, will contribute to Cadence's design IP offerings. As of June 30, 2018, these projects were expected to be completed in approximately six to nine months. During the six months ended June 30, 2018, there were no transfers from in-process technology to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended June 30, 2018 and July 1, 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Cost of product and maintenance	$9,991	$10,868	$20,268	$21,446
Amortization of acquired intangibles	3,518	3,836	7,148	7,692
Total amortization of acquired intangibles	$13,509	$14,704	$27,416	$29,138
Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2018 – remaining period	$25,921
2019	46,222
2020	40,614
2021	36,115
2022	17,810
Thereafter	13,203
Total estimated amortization expense	$179,885
NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the six months ended June 30, 2018, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $2.4 million. As of June 30, 2018, total liabilities related to prior restructuring plans were $2.0 million. Cadence expects to make cash payments for severance and related benefits for the prior restructuring plans through the first quarter of fiscal 2019.

The following table presents activity relating to Cadence’s restructuring plans during the six months ended June 30, 2018:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 30, 2017	$13,535	$249	$13,784
Restructuring and other charges (credits)	(2,857)	419	(2,438)
Cash payments	(9,040)	(206)	(9,246)
Effect of foreign currency translation	(40)	(18)	(58)
Balance, June 30, 2018	$1,598	$444	$2,042
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
June 30, 2018
(In thousands)
Accounts payable and accrued liabilities	$1,783
Other long-term liabilities	259
Total liabilities	$2,042
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
The calculations for basic and diluted net income per share for the three and six months ended June 30, 2018 and July 1, 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands, except per share amounts)
Net income	$75,149	$69,127	$148,034	$137,386
Weighted average common shares used to calculate basic net income per share	273,564	271,887	273,703	271,030
Stock-based awards	7,210	7,639	7,544	7,601
Weighted average common shares used to calculate diluted net income per share	280,774	279,526	281,247	278,631
Net income per share - basic	$0.27	$0.25	$0.54	$0.51
Net income per share - diluted	$0.27	$0.25	$0.53	$0.49

The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 30, 2018 and July 1, 2017 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Long-term performance-based stock awards	—	225	75	229
Options to purchase shares of common stock	701	820	559	606
Non-vested shares of restricted stock	818	13	549	87
Total potential common shares excluded	1,519	1,058	1,183	922
NOTE 11. STOCK REPURCHASE PROGRAM
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence’s common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of June 30, 2018, $325.0 million remained available to repurchase shares of Cadence common stock under the current authorization.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Shares repurchased	1,224	—	2,512	—
Total cost of repurchased shares	$50,012	$—	$100,025	$—
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2018.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 30, 2018 and December 30, 2017:

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$598,820	$598,820	$—	$—
Short-term investments:
Marketable equity securities	5,842	5,842	—	—
Trading securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	27,745	27,745	—	—
Total Assets	$632,407	$632,407	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$3,908	$—	$3,908	$—

	Fair Value Measurements as of December 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$503,934	$503,934	$—	$—
Short-term investments:
Marketable equity securities	4,455	4,455	—	—
Trading securities held in NQDC trust	31,473	31,473	—	—
Foreign currency exchange contracts	2,937	—	2,937	—
Total Assets	$542,799	$539,862	$2,937	$—

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
Other Contingencies
Cadence provides its customers with a warranty on certain of its products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 30, 2018 and July 1, 2017.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended June 30, 2018 and July 1, 2017.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
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
Accumulated other comprehensive loss was comprised of the following as of June 30, 2018 and December 30, 2017:

	As of
	June 30, 2018	December 30, 2017
	(In thousands)
Foreign currency translation loss	$(10,028)	$(2,976)
Changes in defined benefit plan liabilities	(3,144)	(3,292)
Unrealized holding gains on available-for-sale securities	—	2,638
Total accumulated other comprehensive loss	$(13,172)	$(3,630)
For the three and six months ended June 30, 2018 and July 1, 2017 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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

The following table presents a summary of revenue by geography for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Americas:
United States	$230,673	$206,742	$455,476	$412,177
Other Americas	7,682	10,056	15,349	17,811
Total Americas	238,355	216,798	470,825	429,988
Asia	134,399	131,395	274,346	253,818
Europe, Middle East and Africa	105,673	91,413	210,380	189,734
Japan	39,964	39,395	80,153	82,372
Total	$518,391	$479,001	$1,035,704	$955,912
The following table presents a summary of long-lived assets by geography as of June 30, 2018 and December 30, 2017:

	As of
	June 30, 2018	December 30, 2017
	(In thousands)
Americas:
United States	$200,818	$198,744
Other Americas	538	611
Total Americas	201,356	199,355
Asia	36,739	37,678
Europe, Middle East and Africa	13,224	13,615
Japan	874	694
Total	$252,193	$251,342

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
New Accounting Standards
Leases
In February 2016, the the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” requiring, among other things, the recognition of lease liabilities and corresponding right-of-use assets on the balance sheet by lessees for certain lease arrangements that are classified as operating leases under the previous standard. While we are continuing to assess the potential impacts of the standard, we anticipate that the adoption of this standard will have a material impact on our consolidated balance sheet, but we do not expect a material impact on our consolidated income statement. We currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. We are implementing a new lease accounting system and updating our processes in preparation for the adoption of the new standard. The updated standard will become effective for us in the first quarter of fiscal 2019.
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

Results of Operations
Financial results for the three and six months ended June 30, 2018, as compared to the three and six months ended July 1, 2017, reflect the following:

•	the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements during fiscal 2018;

•	increased product and maintenance revenue resulting from overall growth in our software and hardware business, particularly in the United States; and

•	continued investment in research and development activities focused on creating and enhancing our products.
The adoption of Topic 606 limits the comparability of revenue and certain expenses, including sales commissions, presented in the results of operations for the three and six months ended June 30, 2018, when compared to the three and six months ended July 1, 2017. For additional information regarding the adoption of this and other accounting standards at the beginning of fiscal 2018, refer to Note 1 in the notes to condensed consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
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
During the three and six months ended June 30, 2018, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but during the three and six months ended July 1, 2017, we recognized revenue based on Topic 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Note 1 in the notes to condensed consolidated financial statements.
Revenue by Period
The following table shows our revenue for the three months ended June 30, 2018 and July 1, 2017 and the change in revenue between periods:

	Three Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$487.9	$443.9	$44.0	10%
Services	30.5	35.1	(4.6)	(13)%
Total revenue	$518.4	$479.0	$39.4	8%

The following table shows our revenue for the six months ended June 30, 2018 and July 1, 2017 and the change in revenue between periods:

	Six Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$968.5	$895.2	$73.3	8%
Services	67.2	60.7	6.5	11%
Total revenue	$1,035.7	$955.9	$79.8	8%

Product and maintenance revenue may fluctuate from period to period and by geography based on demand for our hardware and IP offerings. Product and maintenance revenue increased during the three months ended June 30, 2018, as compared to the three months ended July 1, 2017, primarily because of growth in our software and emulation and prototyping hardware business and an increase in IP revenue. Product and maintenance revenue increased during the six months ended June 30, 2018, as compared to the six months ended July 1, 2017, primarily because of growth in our software and emulation and prototyping hardware business.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2018 or July 1, 2017.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017	July 1, 2017
Functional Verification, including Emulation and Prototyping Hardware	23%	26%	23%	21%	23%
Digital IC Design and Signoff	30%	30%	29%	30%	30%
Custom IC Design	26%	26%	26%	28%	26%
System Interconnect and Analysis	9%	9%	10%	10%	10%
IP	12%	9%	12%	11%	11%
Total	100%	100%	100%	100%	100%
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

Revenue by Geography

	Three Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
United States	$230.7	$206.7	$24.0	12%
Other Americas	7.7	10.1	(2.4)	(24)%
Asia	134.4	131.4	3.0	2%
Europe, Middle East and Africa	105.7	91.4	14.3	16%
Japan	39.9	39.4	0.5	1%
Total revenue	$518.4	$479.0	$39.4	8%

	Six Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
United States	$455.5	$412.2	$43.3	11%
Other Americas	15.3	17.8	(2.5)	(14)%
Asia	274.3	253.8	20.5	8%
Europe, Middle East and Africa	210.4	189.7	20.7	11%
Japan	80.2	82.4	(2.2)	(3)%
Total revenue	$1,035.7	$955.9	$79.8	8%
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	45%	43%	44%	43%
Other Americas	1%	2%	1%	2%
Asia	26%	28%	27%	26%
Europe, Middle East and Africa	20%	19%	20%	20%
Japan	8%	8%	8%	9%
Total	100%	100%	100%	100%
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
Cost of Revenue

	Three Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$40.1	$38.8	$1.3	3%
Cost of services	18.8	22.0	(3.2)	(15)%

	Six Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$81.9	$82.5	$(0.6)	(1)%
Cost of services	40.3	40.1	0.2	—%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$30.1	$27.9	$2.2	8%
Amortization of acquired intangibles	10.0	10.9	(0.9)	(8)%
Total cost of product and maintenance	$40.1	$38.8	$1.3	3%

	Six Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$61.6	$61.1	$0.5	1%
Amortization of acquired intangibles	20.3	21.4	(1.1)	(5)%
Total cost of product and maintenance	$81.9	$82.5	$(0.6)	(1)%
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
The changes in product and maintenance-related costs for the three and six months ended June 30, 2018, as compared to the three and six months ended July 1, 2017, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$1.7	$(0.1)
Other items	0.5	0.6
Total change in product and maintenance-related costs	$2.2	$0.5
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
Salary, benefits and other employee-related costs and facilities and other infrastructure costs included in operating expenses increased overall during the three and six months ended June 30, 2018, as compared to the three and six months ended July 1, 2017, primarily due to an increase in headcount resulting from additional hiring and our 2017 acquisitions.
Stock-based compensation included in our operating expenses increased during the three and six months ended June 30, 2018, as compared to the three and six months ended July 1, 2017, primarily because successive increases in the price of our common stock between grant dates have resulted in higher grant date fair values for the mix of stock awards expensed in each period. We expect stock-based compensation included in operating expenses to increase during the remainder of fiscal 2018, as compared to fiscal 2017, due to higher grant date fair values of stock awards vesting during fiscal 2018.
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
Our operating expenses for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$109.3	$103.9	$5.4	5%
Research and development	219.1	195.9	23.2	12%
General and administrative	34.9	32.8	2.1	6%
Total operating expenses	$363.3	$332.6	$30.7	9%

	Six Months Ended		Change
	June 30, 2018	July 1, 2017	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$218.4	$207.2	$11.2	5%
Research and development	443.3	394.2	49.1	12%
General and administrative	68.2	64.6	3.6	6%
Total operating expenses	$729.9	$666.0	$63.9	10%

Our operating expenses, as a percentage of total revenue, for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Marketing and sales	21%	22%	21%	22%
Research and development	42%	41%	43%	41%
General and administrative	7%	7%	7%	7%
Total operating expenses	70%	70%	71%	70%
Marketing and Sales
The changes in marketing and sales expense for the three and six months ended June 30, 2018, as compared to the three and six months ended July 1, 2017, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$2.9	$6.1
Stock-based compensation	2.0	3.6
Professional services	0.2	1.1
Other items	0.3	0.4
Total change in marketing and sales expense	$5.4	$11.2
Research and Development
The changes in research and development expense for the three and six months ended June 30, 2018, as compared to the three and six months ended July 1, 2017, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$13.9	$29.0
Stock-based compensation	7.1	14.8
Materials and other pre-production costs	1.2	2.1
Facilities and other infrastructure costs	0.2	1.5
Other items	0.8	1.7
Total change in research and development expense	$23.2	$49.1
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

General and Administrative
The changes in general and administrative expense for the three and six months ended June 30, 2018, as compared to the three and six months ended July 1, 2017, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services and related costs	$2.3	$2.1
Stock-based compensation	1.1	2.0
Salary, benefits and other employee-related costs	(0.8)	(0.9)
Other items	(0.5)	0.4
Total change in research and development expense	$2.1	$3.6
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
During the six months ended June 30, 2018, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $2.4 million. For additional information about our restructuring plans, see Note 9 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions)
Contractual interest expense:
2019 Term Loan	$2.4	$1.9	$4.5	$3.7
2024 Notes	3.8	3.8	7.6	7.6
Revolving credit facility	0.3	0.2	0.8	0.6
Amortization of debt discount:
2019 Term Loan	—	0.1	0.1	0.2
2024 Notes	0.1	0.1	0.3	0.3
Other	0.1	0.1	0.3	0.3
Total interest expense	$6.7	$6.2	$13.6	$12.7
For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In millions, except percentages)
Provision for income taxes	$14.9	$8.2	$20.2	$14.2
Effective tax rate	16.5%	10.6%	12.0%	9.3%

We adopted a new accounting standard related to the accounting for intra-entity transfers of assets other than inventory on the first day of fiscal 2018, which required all income tax effects of intra-entity transfers of assets other than inventory to be recognized in our condensed consolidated income statement when the transfer occurs. For intra-entity transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. For further discussion regarding new accounting standards, see Note 1 in the notes to condensed consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
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
Our provision for income taxes for the three and six months ended June 30, 2018 primarily resulted from the federal income tax effects of the U.S. Tax Act and state and foreign income taxes on anticipated fiscal 2018 income. Our provision for income taxes for the three and six months ended June 30, 2018 was partially offset by $1.8 million and $10.5 million, respectively, of tax benefit related to stock-based compensation that vested or was exercised during the period. We also reduced our provisional estimate for the fiscal 2017 deemed repatriation transition tax during the six months ended June 30, 2018 by $2.6 million, based on our continuing analysis of the earnings and cash balances of our foreign subsidiaries and additional guidance issued by the applicable tax authorities. We expect to continue to refine our accounting for the Tax Act during the remainder of fiscal 2018.
Our provision for income taxes for the three and six months ended July 1, 2017 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2017 income. Our provision for income taxes for the three and six months ended July 1, 2017 was partially offset by $6.1 million and $13.3 million, respectively, of tax benefit related to stock-based compensation that vested or was exercised during the period.
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

Liquidity and Capital Resources

	As of
	June 30, 2018	December 30, 2017	Change
	(In millions)
Cash, cash equivalents and short-term investments	$825.4	$692.5	$132.9
Net working capital	$258.9	$337.6	$(78.7)
Cash, Cash Equivalents and Short-term Investments
As of June 30, 2018, our principal sources of liquidity consisted of $825.4 million of cash, cash equivalents and short-term investments, as compared to $692.5 million as of December 30, 2017.
Our primary sources of cash, cash equivalents and short-term investments during the six months ended June 30, 2018 were cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the six months ended June 30, 2018 were payments related to salaries and benefits, other employee-related costs and operating expenses, repurchases of our common stock, payment on our revolving credit facility and purchases of property, plant and equipment.
Approximately 42% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of June 30, 2018. We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The decrease in our net working capital as of June 30, 2018, as compared to December 30, 2017, is primarily due to the classification of our 2019 Term Loan as a current liability, partially offset by increases in cash and cash equivalents and accounts receivable.
Cash Flows from Operating Activities

	Six Months Ended
	June 30, 2018	July 1, 2017	Change
	(In millions)
Cash provided by operating activities	$362.9	$254.6	$108.3
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended June 30, 2018, as compared to the six months ended July 1, 2017, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, the timing of our billings, collections and disbursements and tax payments.
Cash Flows from Investing Activities

	Six Months Ended
	June 30, 2018	July 1, 2017	Change
	(In millions)
Cash used for investing activities	$(31.1)	$(27.3)	$(3.8)

Cash used for investing activities increased during the six months ended June 30, 2018, as compared to the six months ended July 1, 2017, due to an increase in cash used for purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making long-term equity investments.
Cash Flows from Financing Activities

	Six Months Ended
	June 30, 2018	July 1, 2017	Change
	(In millions)
Cash used for financing activities	$(193.4)	$(46.6)	$(146.8)
Cash used for financing activities increased during the six months ended June 30, 2018, as compared to the six months ended July 1, 2017, primarily due to an increase in repurchases of common stock and payments on our revolving credit facility.
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
Stock Repurchase Program
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of June 30, 2018, approximately $325 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of June 30, 2018, there was no outstanding balance under our revolving credit facility.
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
The following table provides information about our foreign currency forward exchange contracts as of June 30, 2018. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2018.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$107.6	0.85
British pound	91.9	0.75
Japanese yen	55.7	110.14
Indian rupee	19.0	67.75
South Korean won	17.2	1,080.46
Israeli shekel	16.4	3.62
Swedish krona	15.4	8.71
Chinese renminbi	9.9	6.41
Other	9.5	N/A
Total	$342.6
Estimated fair value	$(3.9)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of June 30, 2018.
Interest rates under our revolving credit facility and 2019 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility and 2019 Term Loan can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of June 30, 2018, there was no outstanding balance under our revolving credit facility. For an additional description of the revolving credit facility and 2019 Term Loan, see Note 2 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018.
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
Based on their evaluation as of June 30, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In a number of our completed acquisitions, we have agreed to make future payments, either in the form of employee retention bonuses or contingent purchase price payments, based on the achievement of specified milestones. The performance goals pursuant to which these future payments may be made generally relate to the achievement by the acquired company or business, or by the employees who joined us with the acquired company or business, of certain specified bookings, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. We may continue to use contingent payments in connection with acquisitions in the future and while we expect to derive value from an acquisition in excess of such contingent payment obligations, we may be required to make certain contingent payments without deriving the anticipated value.
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
We must comply with regulations of the United States and of certain other countries in selling or shipping our products and transferring our technology outside the United States and to foreign nationals. Changes in these regulations or restrictions due to changes in trade relationships with the United States, including new tariffs, trade protection measures, import or export licensing requirements, sanctions, trade embargoes and other trade barriers, could harm our business, operating results or financial condition.
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% and 57% during the six months ended June 30, 2018 and July 1, 2017, respectively. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political, and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions and these jurisdictions may assess additional tax liabilities against us.
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
We have significant operations outside the United States. As of June 30, 2018, approximately 42% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
As of June 30, 2018, we had total outstanding indebtedness of $644.8 million. We also had the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024 and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of June 30, 2018, $325.0 million remained available under this authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 1, 2018 – May 5, 2018	525,337	$37.83	488,900	$356
May 6, 2018 – June 2, 2018	382,164	$41.62	367,600	$341
June 3, 2018 – June 30, 2018	392,468	$44.14	367,276	$325
Total	1,299,969	$40.85	1,223,776
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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 23, 2018	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	July 23, 2018	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer