Form 10-Q
period 2018-09-29
CADENCE DESIGN SYSTEMS INC
filed 2018-10-22
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
_____________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 29, 2018, approximately 282,142,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$544,585	$688,087
Short-term investments	5,446	4,455
Receivables, net	240,836	190,426
Inventories	30,535	33,209
Prepaid expenses and other	66,979	63,811
Total current assets	888,381	979,988
Property, plant and equipment, net of accumulated depreciation of $685,212 and $658,377, respectively	248,165	251,342
Goodwill	661,341	666,009
Acquired intangibles, net	238,385	278,835
Long-term receivables	4,395	12,239
Other assets	232,540	230,301
Total assets	$2,273,207	$2,418,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$85,000
Accounts payable and accrued liabilities	212,153	221,101
Current portion of deferred revenue	329,168	336,297
Total current liabilities	541,321	642,398
Long-term liabilities:
Long-term portion of deferred revenue	49,343	61,513
Long-term debt	345,113	644,369
Other long-term liabilities	80,013	81,232
Total long-term liabilities	474,469	787,114
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,897,749	1,829,950
Treasury stock, at cost	(1,292,265)	(1,178,121)
Retained earnings	674,284	341,003
Accumulated other comprehensive loss	(22,351)	(3,630)
Total stockholders’ equity	1,257,417	989,202
Total liabilities and stockholders’ equity	$2,273,207	$2,418,714

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue:
Product and maintenance	$494,990	$451,229	$1,463,469	$1,346,483
Services	37,478	34,169	104,703	94,827
Total revenue	532,468	485,398	1,568,172	1,441,310
Costs and expenses:
Cost of product and maintenance	36,406	34,825	118,263	117,371
Cost of services	24,048	19,657	64,360	59,735
Marketing and sales	108,608	104,263	327,056	311,507
Research and development	223,231	206,568	666,545	600,755
General and administrative	33,247	36,302	101,421	100,892
Amortization of acquired intangibles	3,470	3,453	10,618	11,145
Restructuring and other credits	(172)	(55)	(2,610)	(2,772)
Total costs and expenses	428,838	405,013	1,285,653	1,198,633
Income from operations	103,630	80,385	282,519	242,677
Interest expense	(5,177)	(6,225)	(18,821)	(18,952)
Other income, net	1,106	12,387	4,055	14,370
Income before provision for income taxes	99,559	86,547	267,753	238,095
Provision for income taxes	241	5,390	20,401	19,552
Net income	$99,318	$81,157	$247,352	$218,543
Net income per share - basic	$0.36	$0.30	0.90	0.80
Net income per share - diluted	$0.35	$0.29	0.88	0.78
Weighted average common shares outstanding – basic	273,716	273,156	273,718	271,739
Weighted average common shares outstanding – diluted	281,646	281,400	281,391	279,554

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$99,318	$81,157	$247,352	$218,543
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(9,186)	3,549	(16,237)	13,803
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustment for realized gains and losses	—	1,000	—	1,248
Changes in defined benefit plan liabilities	7	19	154	89
Total other comprehensive income (loss), net of tax effects	(9,179)	4,568	(16,083)	15,140
Comprehensive income	$90,139	$85,725	$231,269	$233,683

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash and cash equivalents at beginning of period	$688,087	$465,232
Cash flows from operating activities:
Net income	247,352	218,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,003	86,605
Amortization of debt discount and fees	950	920
Stock-based compensation	125,121	94,008
Gain on investments, net	(2,617)	(12,502)
Deferred income taxes	(3,221)	212
Provisions for losses on receivables	4,790	1,499
Other non-cash items	1,589	3,763
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(28,471)	(9,539)
Inventories	(1,455)	2,282
Prepaid expenses and other	2,018	(4,627)
Other assets	3,571	(14,469)
Accounts payable and accrued liabilities	(41,718)	(41,127)
Deferred revenue	77,370	14,245
Other long-term liabilities	(1,415)	4,071
Net cash provided by operating activities	472,867	343,884
Cash flows from investing activities:
Proceeds from the sale of available-for-sale securities	—	421
Proceeds from the sale of long-term investments	—	9,108
Purchases of property, plant and equipment	(41,761)	(39,676)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(550)
Net cash used for investing activities	(41,761)	(30,697)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	50,000
Payment on revolving credit facility	(85,000)	(100,000)
Principal payments on term loan	(300,000)	—
Payment of debt issuance costs	—	(793)
Proceeds from issuance of common stock	38,190	45,419
Stock received for payment of employee taxes on vesting of restricted stock	(59,619)	(54,130)
Payments for repurchases of common stock	(150,036)	(50,013)
Change in book overdraft	(3,867)	—
Net cash used for financing activities	(560,332)	(109,517)
Effect of exchange rate changes on cash and cash equivalents	(14,276)	9,382
Increase (decrease) in cash and cash equivalents	(143,502)	213,052
Cash and cash equivalents at end of period	$544,585	$678,284

Supplemental cash flow information:
Cash paid for interest	$15,360	$14,188
Cash paid for taxes, net	$29,858	$40,021

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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these Notes) that are, in the opinion of management, necessary to state fairly the results of operations, cash flows and financial position for the periods and dates presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain prior period balances have been reclassified to conform to the current year presentation. Management has evaluated subsequent events through the issuance date of the unaudited condensed consolidated financial statements.
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
Comparability
Effective on the first day of fiscal 2018, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 30, 2017 and the condensed consolidated income statements for the three and nine months ended September 30, 2017 were prepared using accounting standards that were different than those in effect for the three and nine months ended September 29, 2018. Therefore, the consolidated balance sheets as of September 29, 2018 and December 30, 2017 are not directly comparable, nor are the results of operations for the three and nine months ended September 29, 2018 and September 30, 2017.
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

•
Revenue generated under Topic 606 is expected to be slightly lower than revenue would have been under Topic 605 in fiscal 2018. This is the result of a combination of factors, including the elimination of deferred revenue that, under Topic 605, would have continued to be recognized into revenue in 2018 and beyond, as well as changes in the timing of revenue recognition as discussed below. The actual effects on revenue recognized for the first three quarters of fiscal 2018 are reported in the table below; and

•
Cadence capitalized $27.3 million of incremental sales commission costs at the adoption date directly related to obtaining customer contracts and is amortizing these costs over the life of the contract.

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

The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated balance sheet as of September 29, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Receivables, net	$240,836	$(21,647)	$219,189
Prepaid expenses and other	66,979	(11,789)	55,190
Long-term receivables	4,395	1,453	5,848
Other assets	232,540	(12,663)	219,877
Accounts payable and accrued liabilities*	212,153	(22,623)	189,530
Current portion of deferred revenue	329,168	51,315	380,483
Long-term portion of deferred revenue	49,343	13,639	62,982
Retained earnings	674,284	(87,726)	586,558
Accumulated other comprehensive loss	(22,351)	749	(21,602)
_____________
* Cadence has certain arrangements under which consideration is received from customers prior to identifying the specific goods or services to be delivered under the contract. Cadence records an accrued liability on a contract-by-contract basis at the end of each reporting period for cash consideration received.
The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated income statement for the three months ended September 29, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands, except per share amounts)
Product and maintenance revenue	$494,990	$(5,505)	$489,485
Services revenue	37,478	(1,004)	36,474
Cost of product and maintenance	36,406	(2,654)	33,752
Marketing and sales expense	108,608	(1,150)	107,458
Provision for income taxes	241	1,953	2,194
Net income	99,318	(4,658)	94,660
Net income per share - basic	0.36	(0.01)	0.35
Net income per share - diluted	0.35	(0.01)	0.34

The following table summarizes the effects of adopting Topic 606 on Cadence’s condensed consolidated income statement for the nine months ended September 29, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands, except per share amounts)
Product and maintenance revenue	$1,463,469	$(3,941)	$1,459,528
Services revenue	104,703	2,296	106,999
Cost of product and maintenance	118,263	(2,791)	115,472
Marketing and sales expense	327,056	(5,126)	321,930
Provision for income taxes	20,401	2,359	22,760
Net income	247,352	3,913	251,265
Net income per share - basic	0.90	0.02	0.92
Net income per share - diluted	0.88	0.01	0.89
Cadence’s net cash provided by operating activities for the nine months ended September 29, 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of Cadence’s condensed consolidated statement of cash flows for the nine months ended September 29, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Net income	$247,352	$3,913	$251,265
Changes in operating assets and liabilities:
Receivables	(28,471)	(22,568)	(51,039)
Prepaid expenses and other	2,018	7,883	9,901
Other assets	3,571	(2,010)	1,561
Accounts payable and accrued liabilities	(41,718)	5,194	(36,524)
Deferred revenue	77,370	7,588	84,958
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
Cadence’s marketable investments in equity securities consist of investments in a publicly-held company and are presented as short-term investments in the condensed consolidated balance sheets. Prior to the adoption of the updated standard, these investments were classified as available-for-sale, and changes in the fair value of these investments were reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. The new standard eliminated the available-for-sale classification for equity securities and requires changes in the fair value of these investments to be recognized through net income for the three and nine months ended September 29, 2018 and each subsequent reporting period. Upon adoption, Cadence recorded a cumulative-effect adjustment to increase retained earnings in the amount of $2.6 million related to unrealized holding gains previously recorded in accumulated other comprehensive loss. For additional information regarding changes in the fair value of Cadences investments in marketable equity securities during the three and nine months ended September 29, 2018, see Note 3 in the notes to condensed consolidated financial statements under the heading “Short-Term Investments.”

Cadence’s non-marketable investments in equity securities consist of investments in privately-held companies and are presented as other assets in the condensed consolidated balance sheets. Prior to the adoption of the updated standard, non-marketable investments that were not accounted for using the equity method of accounting were recorded at cost, less impairment. The new standard eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. Cadence adopted the provisions of the new standard applicable to its investments in equity securities without a readily determinable fair value on a prospective basis and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes or impairment will be recorded through net income in the period incurred. During the nine months ended September 29, 2018, there were no observable price changes or impairments related to Cadence’s non-marketable investments in equity securities. Cadence’s non-marketable investments, including those accounting for using the equity method of accounting, had a carrying value of $2.9 million and $3.0 million as of September 29, 2018 and December 30, 2017, respectively.
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
Retained Earnings
The following table presents the cumulative effect adjustments, net of income tax effects, to beginning retained earnings for new accounting standards adopted by Cadence on the first day of fiscal 2018:

Retained Earnings
(In thousands)
Balance, December 30, 2017, as previously reported	$341,003
Cumulative effect adjustment from the adoption of new accounting standards:
Revenue from Contracts with Customers (Topic 606)	91,640
Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	2,638
Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory	(8,349)
Balance, December 30, 2017, as adjusted	426,932
Net Income	247,352
Balance, September 29, 2018	$674,284

NOTE 2. DEBT
Cadence’s outstanding debt as of September 29, 2018 and December 30, 2017 was as follows:

	September 29, 2018			December 30, 2017
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$85,000	$—	$85,000
2019 Term Loan	—	—	—	300,000	(226)	299,774
2024 Notes	350,000	(4,887)	345,113	350,000	(5,405)	344,595
Total outstanding debt	$350,000	$(4,887)	$345,113	$735,000	$(5,631)	$729,369
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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of September 29, 2018, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2019 Term Loan
In January 2016, Cadence entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility due on January 28, 2019 (the “2019 Term Loan”) with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. In July 2018, Cadence prepaid the outstanding principal amount of $300.0 million and all accrued interest.
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
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of September 29, 2018, Cadence was in compliance with all financial covenants associated with the 2024 Notes.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS
Cadence’s cash, cash equivalents and short-term investments at fair value as of September 29, 2018 and December 30, 2017 were as follows:

	As of
	September 29, 2018	December 30, 2017
	(In thousands)
Cash and cash equivalents	$544,585	$688,087
Short-term investments	5,446	4,455
Cash, cash equivalents and short-term investments	$550,031	$692,542
Cash and Cash Equivalents
Cadence considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. The amortized cost of Cadence’s cash equivalents approximates fair value. The following table summarizes Cadence’s cash and cash equivalents at fair value as of September 29, 2018 and December 30, 2017:

	As of
	September 29, 2018	December 30, 2017
	(In thousands)
Cash and interest bearing deposits	$202,066	$184,153
Money market funds	342,519	503,934
Total cash and cash equivalents	$544,585	$688,087
Short-Term Investments
Cadence’s short-term investments are comprised of marketable equity securities of publicly-held entities. During the three and nine months ended September 29, 2018, Cadence recorded losses of $0.4 million and gains of $1.0 million, respectively, to other income, net in the condensed consolidated income statements from its investments in marketable equity securities held as of September 29, 2018.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of September 29, 2018 and December 30, 2017 were as follows:

	As of
	September 29, 2018	December 30, 2017
	(In thousands)
Accounts receivable	$117,387	$119,325
Unbilled accounts receivable	127,699	71,101
Long-term receivables	4,395	12,239
Total receivables	249,481	202,665
Less allowance for doubtful accounts	(4,250)	—
Total receivables, net	$245,231	$202,665
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of September 29, 2018, no one customer accounted for 10% or more of Cadence’s total receivables. As of December 30, 2017, one customer accounted for 17% of Cadence’s total receivables.

NOTE 5. REVENUE
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which Cadence expects to be entitled in exchange for promised goods or services. Cadence’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred to customers over time accounted for approximately 90% of Cadence’s total revenue for the three and nine months ended September 29, 2018.
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
Cadence combines its products and technologies into five product groups related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product groups and services for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Functional Verification, including Emulation and Prototyping Hardware	22%	21%	24%	22%
Digital IC Design and Signoff	30%	30%	29%	29%
Custom IC Design	26%	28%	26%	27%
System Interconnect and Analysis	9%	10%	9%	10%
IP	13%	11%	12%	12%
Total	100%	100%	100%	100%
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
The contract assets indicated below are presented as prepaid expenses and other in the condensed consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of September 29, 2018 on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of September 29, 2018 were as follows:

	As of
	September 29, 2018	December 30, 2017
		As Adjusted
	(In thousands)
Contract assets	$15,151	$3,964
Deferred revenue	378,511	336,060
During the three and nine months ended September 29, 2018, Cadence recognized revenue of $39.9 million and $250.2 million, respectively, that was included in the deferred revenue balance, as adjusted for Topic 606, as of December 30, 2017. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company has elected to exclude the future royalty payments from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $2.4 billion as of September 29, 2018, of which Cadence expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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
During the three and nine months ended September 29, 2018, Cadence recognized revenue of $10.8 million and $25.3 million, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another. Total capitalized costs as of September 29, 2018 were $22.1 million and are included in other assets in Cadence’s condensed consolidated balance sheet. Amortization of these assets during the three and nine months ended September 29, 2018 was $5.8 million and $16.9 million, respectively, and is included in sales and marketing expense in Cadence’s condensed consolidated income statement.
NOTE 6. INCOME TAXES
Cadence’s provision for income taxes of $20.4 million for the nine months ended September 29, 2018 primarily resulted from the federal income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) and state and foreign income taxes on anticipated fiscal 2018 income, partially offset by $20.5 million of tax benefit related to stock-based compensation that vested or was exercised during the period.
The Tax Act was enacted in December 2017 and included several new tax provisions related to the taxation of foreign earnings and a reduction in the federal corporation income tax rate from 35% to 21% as of January 1, 2018.
Cadence reduced its provisional estimate for the fiscal 2017 deemed repatriation transition tax by $2.6 million during the nine months ended September 29, 2018 based on its continuing analysis of the earnings and cash balances of foreign subsidiaries and the additional guidance issued by the applicable tax authorities. Cadence has not yet completed the accounting for the fiscal 2017 effects of the Tax Act because of the complexity and ambiguity of certain of its tax and accounting effects. Cadence expects to complete the accounting for the Tax Act during the fourth quarter of fiscal 2018 as it obtains, prepares and analyzes additional information in accordance with Staff Accounting Bulletin No. 118. For further discussion regarding the income tax effects of the Tax Act, see Note 6 in the notes to consolidated financial statements in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended September 29, 2018 and September 30, 2017 as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Cost of product and maintenance	$736	$612	$1,932	$1,632
Cost of services	1,078	895	2,825	2,373
Marketing and sales	9,528	7,422	25,410	19,667
Research and development	28,668	21,792	77,003	55,288
General and administrative	6,254	5,369	17,951	15,048
Total stock-based compensation expense	$46,264	$36,090	$125,121	$94,008
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $305.6 million as of September 29, 2018, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.

NOTE 8. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 29, 2018 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 30, 2017	$666,009
Effect of foreign currency translation	(4,668)
Balance as of September 29, 2018	$661,341
Acquired Intangibles, Net
Acquired intangibles as of September 29, 2018 were as follows, excluding intangibles that were fully amortized as of December 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$330,667	$(216,345)	$114,322
Agreements and relationships	146,359	(96,632)	49,727
Tradenames, trademarks and patents	10,718	(7,882)	2,836
Total acquired intangibles with definite lives	487,744	(320,859)	166,885
In-process technology	71,500	—	71,500
Total acquired intangibles	$559,244	$(320,859)	$238,385
In-process technology as of September 29, 2018 consisted of acquired projects that, if completed, will contribute to Cadence’s design IP offerings. As of September 29, 2018, these projects were expected to be completed in approximately three to fifteen months. During the nine months ended September 29, 2018, there were no transfers from in-process technology to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended September 29, 2018 and September 30, 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Cost of product and maintenance	$9,505	$10,165	$29,773	$31,611
Amortization of acquired intangibles	3,470	3,453	10,618	11,145
Total amortization of acquired intangibles	$12,975	$13,618	$40,391	$42,756
Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2018 – remaining period	$12,941
2019	46,208
2020	40,608
2021	36,115
2022	17,810
Thereafter	13,203
Total estimated amortization expense	$166,885
NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the nine months ended September 29, 2018, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $2.6 million. As of September 29, 2018, total liabilities related to prior restructuring plans were $0.9 million. Cadence expects to make cash payments for severance and related benefits for the prior restructuring plans through the first quarter of fiscal 2019.
The following table presents activity relating to Cadence’s restructuring plans during the nine months ended September 29, 2018:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 30, 2017	$13,535	$249	$13,784
Restructuring and other charges (credits)	(3,029)	419	(2,610)
Cash payments	(9,963)	(257)	(10,220)
Effect of foreign currency translation	(36)	(11)	(47)
Balance, September 29, 2018	$507	$400	$907

The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
September 29, 2018
(In thousands)
Accounts payable and accrued liabilities	$695
Other long-term liabilities	212
Total liabilities	$907
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
The calculations for basic and diluted net income per share for the three and nine months ended September 29, 2018 and September 30, 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands, except per share amounts)
Net income	$99,318	$81,157	$247,352	$218,543
Weighted average common shares used to calculate basic net income per share	273,716	273,156	273,718	271,739
Stock-based awards	7,930	8,244	7,673	7,815
Weighted average common shares used to calculate diluted net income per share	281,646	281,400	281,391	279,554
Net income per share - basic	$0.36	$0.30	$0.90	$0.80
Net income per share - diluted	$0.35	$0.29	$0.88	$0.78
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 29, 2018 and September 30, 2017 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Long-term performance-based stock awards	—	100	50	186
Options to purchase shares of common stock	701	—	606	404
Non-vested shares of restricted stock	3	12	367	62
Total potential common shares excluded	704	112	1,023	652
NOTE 11. STOCK REPURCHASE PROGRAM
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence’s common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of September 29, 2018, $275.0 million remained available to repurchase shares of Cadence common stock under the current authorization.

The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Shares repurchased	1,098	1,331	3,611	1,331
Total cost of repurchased shares	$50,011	$50,013	$150,036	$50,013
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 29, 2018.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 29, 2018 and December 30, 2017:

	Fair Value Measurements as of September 29, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$342,519	$342,519	$—	$—
Short-term investments:
Marketable equity securities	5,446	5,446	—	—
Trading securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	30,386	30,386	—	—
Foreign currency exchange contracts	2,394	—	2,394	—
Total Assets	$380,745	$378,351	$2,394	$—

As of September 29, 2018, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$503,934	$503,934	$—	$—
Short-term investments:
Marketable equity securities	4,455	4,455	—	—
Trading securities held in NQDC trust	31,473	31,473	—	—
Foreign currency exchange contracts	2,937	—	2,937	—
Total Assets	$542,799	$539,862	$2,937	$—

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
Other Contingencies
Cadence provides its customers with a warranty on certain of its products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 29, 2018 and September 30, 2017.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended September 29, 2018 and September 30, 2017.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income. Aggregate changes in unrealized holding gains on available-for-sale securities net of reclassifications for realized gains and losses were also included through December 30, 2017.

Accumulated other comprehensive loss was comprised of the following as of September 29, 2018 and December 30, 2017:

	As of
	September 29, 2018	December 30, 2017
	(In thousands)
Foreign currency translation loss	$(19,213)	$(2,976)
Changes in defined benefit plan liabilities	(3,138)	(3,292)
Unrealized holding gains on available-for-sale securities	—	2,638
Total accumulated other comprehensive loss	$(22,351)	$(3,630)
For the three and nine months ended September 29, 2018 and September 30, 2017 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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
The following table presents a summary of revenue by geography for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Americas:
United States	$224,458	$208,348	$679,934	$620,525
Other Americas	9,003	7,938	24,351	25,749
Total Americas	233,461	216,286	704,285	646,274
Asia	156,887	131,890	431,233	385,708
Europe, Middle East and Africa	101,452	94,681	311,833	284,415
Japan	40,668	42,541	120,821	124,913
Total	$532,468	$485,398	$1,568,172	$1,441,310

The following table presents a summary of long-lived assets by geography as of September 29, 2018 and December 30, 2017:

	As of
	September 29, 2018	December 30, 2017
	(In thousands)
Americas:
United States	$197,760	$198,744
Other Americas	499	611
Total Americas	198,259	199,355
Asia	36,408	37,678
Europe, Middle East and Africa	12,724	13,615
Japan	774	694
Total	$248,165	$251,342

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
New Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” requiring, among other things, the recognition of lease liabilities and corresponding right-of-use assets on the balance sheet by lessees for certain lease arrangements that are classified as operating leases under the previous standard. While we are continuing to assess the potential impacts of the standard, we anticipate that the adoption of this standard will have a material impact on our consolidated balance sheet, but we do not expect a material impact on our consolidated income statement. We currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases. We are implementing a new lease accounting system and updating our processes in preparation for the adoption of the new standard. The updated standard will become effective for us in the first quarter of fiscal 2019.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The new standard will be effective for us in the first quarter of fiscal 2020, and early adoption is permitted. We are currently reviewing this standard to assess the impact on our condensed consolidated financial statements and the related disclosures.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. The new standard is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. The new guidance must be applied on a prospective basis. We do not anticipate that the adoption of this standard will have a significant impact on our consolidated financial statements or the related disclosures.
Income Tax Effects within Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification of the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. The new guidance may be applied at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in federal income tax rate from the Tax Act is recognized. The new standard will be effective for us in the first quarter of fiscal 2019. We do not anticipate that the adoption of this standard will impact our consolidated financial statements or the related disclosures.
Stock-based Compensation
In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based transactions with nonemployees in which the grantor acquires goods or services to be used or consumed. Under the new standard, most of the guidance on recording share-based compensation granted to nonemployees will be aligned with the requirements for share-based compensation granted to employees. This standard will be effective for us in the first quarter of fiscal 2019, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The new standard is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. While we continue to assess the potential impact of this standard, we do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
Internal-use Software
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard is effective for us in the first quarter of fiscal 2020, and early adoption is permitted. We are currently reviewing this standard to assess the impact on our condensed consolidated financial statements.

Results of Operations
Financial results for the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, reflect the following:

•	the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements during fiscal 2018;

•	increased product and maintenance revenue resulting from overall growth in our software, hardware and IP business, particularly in North America and Asia; and

•	continued investment in research and development activities focused on creating and enhancing our products.
The adoption of Topic 606 limits the comparability of revenue and certain expenses, including sales commissions, presented in the results of operations for the three and nine months ended September 29, 2018, when compared to the three and nine months ended September 30, 2017. For additional information regarding the adoption of this and other accounting standards at the beginning of fiscal 2018, refer to Note 1 in the notes to condensed consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
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
Approximately 90% of our revenue is recognized over time, and the remainder of the resulting revenue is recognized at the point in time that control is transferred to the customer. Revenue recognized over time includes revenue from our software arrangements, services, royalties from certain IP arrangements, maintenance on IP licenses and hardware, and operating leases of hardware. Revenue recognized at a point in time is primarily generated by our sales of emulation and prototyping hardware and IP licenses. Our ability to maintain this mix in any single fiscal period may be impacted primarily by delivery of hardware and IP products to our customers.
During the three and nine months ended September 29, 2018, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but during the three and nine months ended September 30, 2017, we recognized revenue based on Topic 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Note 1 in the notes to condensed consolidated financial statements.
Revenue by Period
The following table shows our revenue for the three months ended September 29, 2018 and September 30, 2017 and the change in revenue between periods:

	Three Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$495.0	$451.2	$43.8	10%
Services	37.5	34.2	3.3	10%
Total revenue	$532.5	$485.4	$47.1	10%

The following table shows our revenue for the nine months ended September 29, 2018 and September 30, 2017 and the change in revenue between periods:

	Nine Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,463.5	$1,346.5	$117.0	9%
Services	104.7	94.8	9.9	10%
Total revenue	$1,568.2	$1,441.3	$126.9	9%

Product and maintenance revenue may fluctuate from period to period and by geography based on demand for our hardware and IP offerings. Product and maintenance revenue increased during the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, because of growth in our software and emulation and prototyping hardware business as well as an increase in IP business levels.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and nine months ended September 29, 2018 or September 30, 2017.
Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	September 29, 2018	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017
Functional Verification, including Emulation and Prototyping Hardware	22%	23%	26%	23%	21%
Digital IC Design and Signoff	30%	30%	30%	29%	30%
Custom IC Design	26%	26%	26%	26%	28%
System Interconnect and Analysis	9%	9%	9%	10%	10%
IP	13%	12%	9%	12%	11%
Total	100%	100%	100%	100%	100%
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

Revenue by Geography

	Three Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
United States	$224.5	$208.4	$16.1	8%
Other Americas	9.0	7.9	1.1	14%
Asia	156.9	131.9	25.0	19%
Europe, Middle East and Africa	101.4	94.7	6.7	7%
Japan	40.7	42.5	(1.8)	(4)%
Total revenue	$532.5	$485.4	$47.1	10%

	Nine Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
United States	$680.0	$620.5	$59.5	10%
Other Americas	24.4	25.8	(1.4)	(5)%
Asia	431.2	385.7	45.5	12%
Europe, Middle East and Africa	311.8	284.4	27.4	10%
Japan	120.8	124.9	(4.1)	(3)%
Total revenue	$1,568.2	$1,441.3	$126.9	9%
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
United States	42%	43%	43%	43%
Other Americas	2%	2%	2%	2%
Asia	29%	27%	27%	26%
Europe, Middle East and Africa	19%	19%	20%	20%
Japan	8%	9%	8%	9%
Total	100%	100%	100%	100%
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
Cost of Revenue

	Three Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$36.4	$34.8	$1.6	5%
Cost of services	24.0	19.7	4.3	22%

	Nine Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$118.3	$117.4	$0.9	1%
Cost of services	64.4	59.7	4.7	8%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$26.9	$24.6	$2.3	9%
Amortization of acquired intangibles	9.5	10.2	(0.7)	(7)%
Total cost of product and maintenance	$36.4	$34.8	$1.6	5%

	Nine Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$88.5	$85.8	$2.7	3%
Amortization of acquired intangibles	29.8	31.6	(1.8)	(6)%
Total cost of product and maintenance	$118.3	$117.4	$0.9	1%
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
The changes in product and maintenance-related costs for the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation and prototyping hardware costs	$2.0	$1.9
Other items	0.3	0.8
Total change in product and maintenance-related costs	$2.3	$2.7
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
Operating Expenses
Our operating expenses include marketing and sales, research and development and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, restructuring activities, foreign exchange rate movements, stock-based compensation and the impact of our variable compensation programs that are driven by operating results.
Salary, benefits and other employee-related costs and facilities and other infrastructure costs included in operating expenses increased overall during the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, primarily due to an increase in headcount resulting from additional hiring and our 2017 acquisitions.
Stock-based compensation included in our operating expenses increased during the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, primarily because successive increases in the price of our common stock between grant dates have resulted in higher grant date fair values for the mix of stock awards expensed in each period. We expect stock-based compensation included in operating expenses to increase during the remainder of fiscal 2018, as compared to fiscal 2017, due to higher grant date fair values of stock awards vesting during fiscal 2018.
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
Our operating expenses for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$108.6	$104.3	$4.3	4%
Research and development	223.2	206.6	16.6	8%
General and administrative	33.2	36.3	(3.1)	(9)%
Total operating expenses	$365.0	$347.2	$17.8	5%

	Nine Months Ended		Change
	September 29, 2018	September 30, 2017	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$327.1	$311.5	$15.6	5%
Research and development	666.5	600.8	65.7	11%
General and administrative	101.4	100.9	0.5	—%
Total operating expenses	$1,095.0	$1,013.2	$81.8	8%

Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Marketing and sales	21%	21%	21%	22%
Research and development	42%	43%	43%	42%
General and administrative	6%	7%	6%	7%
Total operating expenses	69%	71%	70%	71%
Marketing and Sales
The changes in marketing and sales expense for the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$1.7	$8.2
Stock-based compensation	2.1	5.7
Professional services	1.3	2.4
Other items	(0.8)	(0.7)
Total change in marketing and sales expense	$4.3	$15.6
Research and Development
The changes in research and development expense for the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$15.0	$43.9
Stock-based compensation	6.9	21.7
Materials and other pre-production costs	(2.6)	(0.5)
Facilities and other infrastructure costs	(3.0)	(1.2)
Other items	0.3	1.8
Total change in research and development expense	$16.6	$65.7
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

General and Administrative
The changes in general and administrative expense for the three and nine months ended September 29, 2018, as compared to the three and nine months ended September 30, 2017, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Bad debt	$2.4	3.3
Stock-based compensation	0.9	2.9
Professional services and related costs	(3.5)	(1.4)
Salary, benefits and other employee-related costs	(1.4)	(2.3)
Other items	(1.5)	(2.0)
Total change in general and administrative expense	$(3.1)	$0.5
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
During the nine months ended September 29, 2018, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $2.6 million. For additional information about our restructuring plans, see Note 9 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions)
Contractual interest expense:
2019 Term Loan	$0.9	$1.9	$5.4	$5.7
2024 Notes	3.8	3.8	11.4	11.4
Revolving credit facility	0.1	0.1	0.9	0.8
Amortization of debt discount:
2019 Term Loan	0.1	0.1	0.2	0.2
2024 Notes	0.2	0.2	0.5	0.5
Other	0.1	0.1	0.4	0.4
Total interest expense	$5.2	$6.2	$18.8	$19.0
For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In millions, except percentages)
Provision for income taxes	$0.2	$5.4	$20.4	$19.6
Effective tax rate	0.2%	6.2%	7.6%	8.2%

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
Our provision for income taxes for the three and nine months ended September 29, 2018 primarily resulted from the federal income tax effects of the U.S. Tax Act and state and foreign income taxes on anticipated fiscal 2018 income. Our provision for income taxes for the three and nine months ended September 29, 2018 was partially offset by $10.0 million and $20.5 million, respectively, of tax benefit related to stock-based compensation that vested or was exercised during the period. We also reduced our provisional estimate for the fiscal 2017 deemed repatriation transition tax during the nine months ended September 29, 2018 by $2.6 million, based on our continuing analysis of the earnings and cash balances of our foreign subsidiaries and additional guidance issued by the applicable tax authorities. We expect to complete our accounting for the Tax Act during the fourth quarter of fiscal 2018.
Our provision for income taxes for the three and nine months ended September 30, 2017 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2017 income. Our provision for income taxes for the three and nine months ended September 30, 2017 was partially offset by $14.7 million and $28.0 million, respectively, of tax benefit related to stock-based compensation that vested or was exercised during the period.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2018 effective tax rate will be approximately 10%. We expect that our quarterly effective tax rates will vary from our fiscal 2018 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the periods when the awards vest or are settled as well as other items that we cannot anticipate. We may also revise our fiscal 2018 effective tax rate as a result of further analyzing the implications of the Tax Act and as we complete the accounting for the Tax Act. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 6 in the notes to condensed consolidated financial statements.

Liquidity and Capital Resources

	As of
	September 29, 2018	December 30, 2017	Change
	(In millions)
Cash, cash equivalents and short-term investments	$550.0	$692.5	$(142.5)
Net working capital	$347.1	$337.6	$9.5
Cash, Cash Equivalents and Short-term Investments
As of September 29, 2018, our principal sources of liquidity consisted of $550.0 million of cash, cash equivalents and short-term investments, as compared to $692.5 million as of December 30, 2017.
Our primary sources of cash, cash equivalents and short-term investments during the nine months ended September 29, 2018 were cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash, cash equivalents and short-term investments during the nine months ended September 29, 2018 were payments related to salaries and benefits, other employee-related costs and operating expenses, principal payments on the 2019 Term Loan, repurchases of our common stock, payment on our revolving credit facility, payment of taxes on vesting of restricted stock held by employees and purchases of property, plant and equipment.
Approximately 75% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries as of September 29, 2018. We expect that current cash, cash equivalents and short-term investment balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of September 29, 2018, as compared to December 30, 2017, is primarily due to an increase in accounts receivable and decreases in current liabilities for our revolving credit facility, accounts payable and accrued liabilities, partially offset by a decrease in cash and cash equivalents.
Cash Flows from Operating Activities

	Nine Months Ended
	September 29, 2018	September 30, 2017	Change
	(In millions)
Cash provided by operating activities	$472.9	$343.9	$129.0
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017, was primarily due to the improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
We expect that cash flows from operating activities will fluctuate in future periods due to a number of factors, including our operating results, the timing of our billings, collections and disbursements and tax payments.

Cash Flows from Investing Activities

	Nine Months Ended
	September 29, 2018	September 30, 2017	Change
	(In millions)
Cash used for investing activities	$(41.8)	$(30.7)	$(11.1)
Cash used for investing activities increased during the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017, due to an increase in cash used for purchases of property, plant and equipment and a decrease in proceeds from the sale of investments in equity securities. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making equity investments.
Cash Flows from Financing Activities

	Nine Months Ended
	September 29, 2018	September 30, 2017	Change
	(In millions)
Cash used for financing activities	$(560.3)	$(109.5)	$(450.8)
Cash used for financing activities increased during the nine months ended September 29, 2018, as compared to the nine months ended September 30, 2017, primarily due to the $300.0 million prepayment of the principal balance on our 2019 Term Loan, an increase in repurchases of common stock and payments on our revolving credit facility.
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
Stock Repurchase Program
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of September 29, 2018, approximately $275 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of September 29, 2018, there was no outstanding balance under our revolving credit facility.
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
The following table provides information about our foreign currency forward exchange contracts as of September 29, 2018. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2018.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$97.8	0.87
British pound	97.7	0.78
Japanese yen	76.5	110.70
Israeli shekel	35.0	3.64
Indian rupee	32.7	71.38
South Korean won	28.0	1,120.21
Swedish krona	17.3	9.03
Chinese renminbi	11.7	6.88
Canadian dollar	9.6	1.31
Other	9.6	N/A
Total	$415.9
Estimated fair value	$2.4
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash and cash equivalents and balances outstanding on our revolving credit facility, if any. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges.
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of September 29, 2018.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of September 29, 2018, there was no outstanding balance under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 29, 2018.
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
Based on their evaluation as of September 29, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% during the nine months ended September 29, 2018 and September 30, 2017. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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

•	earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•	an increase in expenses not deductible for tax purposes;

•	an increase in corporate minimum taxes;

•	changes in tax benefits from stock-based compensation;

•	changes in the valuation allowance against our deferred tax assets;

•	changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;

•	increases to interest or penalty expenses classified in the financial statements as income taxes;

•	new accounting standards or interpretations of such standards; or

•	results of examinations by the IRS, state, and foreign tax or other governmental authorities.
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
The Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of certain accounting guidance is currently evolving. Further, compliance with the Tax Act and the accounting for certain provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate of the effects of the Tax Act in our financial statements. As additional interpretative guidance is issued by the applicable authorities, we will continue our analysis on the application of the Tax Act and will finalize our accounting for the effects of the Tax Act during the fourth quarter of fiscal 2018. The revisions to our current estimates could materially affect our results of operations, cash flow and financial position. For further discussion regarding our income taxes, please refer to Note 6 in the notes to condensed consolidated financial statements.
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
We have significant operations outside the United States. As of September 29, 2018, approximately 75% of our cash, cash equivalents and short-term investments balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
As of September 29, 2018, we had total outstanding indebtedness of $345.1 million. We also had the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility and the indenture that governs the 4.375% Senior Notes due 2024, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
The terms of the agreement governing our revolving credit facility and the indenture governing our 2024 Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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
In addition, the restrictive covenants in the agreement governing our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the agreement governing our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The agreement governing our revolving credit facility restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, none of which are currently guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they become guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the agreement governing our revolving credit facility limits the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
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
We and our subsidiaries may incur significant additional indebtedness in the future. Although the agreement governing our revolving credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the 2024 Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all loans were fully drawn and we were to fully exercise our right to increase borrowing capacity under our revolving credit facility, each quarter point change in interest rates would result in a $1.5 million change in annual interest expense on our indebtedness under our revolving credit facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, acquisition opportunities and other factors. As of September 29, 2018, $275.0 million remained available under this authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 29, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 1, 2018 – August 4, 2018	424,569	$44.97	400,951	$307
August 5, 2018 – September 1, 2018	825,460	$45.56	359,362	$291
September 2, 2018 – September 29, 2018	395,511	$45.99	338,001	$275
Total	1,645,540	$45.51	1,098,314
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-226292	99.01	7/23/2018

10.02	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018

10.03	The Registrant’s nusemi inc 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 22, 2018	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	October 22, 2018	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer