Form 10-K
period 2018-12-29
CADENCE DESIGN SYSTEMS INC
filed 2019-02-27
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2018 was approximately $12,248,414,480.
On February 2, 2019, approximately 280,385,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2018

PART I.

Item 1. Business
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Annual Report on Form 10-K and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
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
Overview
We enable our customers to design electronic products. Our products and services are designed to give our customers a competitive edge in their development of electronic systems, integrated circuits (“ICs”), electronic devices and increasingly sophisticated manufactured products. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market and reducing their design, development and manufacturing costs. Our customers create and sell electronic products at differing levels of completeness. Our electronic systems customers deliver entire devices, such as smartphones, laptop computers, gaming systems, automobiles and autonomous driving, servers, cloud datacenter infrastructure, artificial intelligence (“AI”) systems, aerospace and defense, medical equipment and networking products. These systems companies internally develop, or externally purchase, the sub-components for their products, including printed circuit boards (“PCBs”), which interconnect all the hardware components, ICs, which are often referred to as computer chips, and software at various levels which runs on the hardware. Our semiconductor customers deliver ICs, which include subcategories such as memory chips, systems-on-chip (“SoCs”), analog chips, processors and other types of chips.
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

Business Drivers
Our products and services enable our customers to design complex and innovative electronic products, so demand for our products is driven by our customers’ investment in new designs and products. The most promising new opportunities for us involve enabling the design of electronic systems for machine learning, edge computing, hyperscale datacenter infrastructure, 5G networks, augmented reality, virtual reality, internet-of-things, aerospace and defense and autonomous vehicle sub-systems. Large and existing electronics categories, such as datacenter servers, smartphones and networking products continue to provide business opportunities for us as customers initiate new design projects.
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
Another driver for our business is the differentiation, capabilities and benefits provided to our customers by our products. With the rapid pace of innovation comes the opportunity for our products to address key challenges associated with electronic product creation, such as power consumption, performance and cost. Our products have unique attributes that our customers value. In general, these attributes can be grouped into broader categories such as quality of results (in terms of power consumption, performance and chip area), engineering productivity, tool performance, new capabilities or methods and faster time-to-market. Our business opportunities are significantly enhanced when our offerings address these key factors. We are applying machine learning techniques within our products to enhance quality of results, productivity, performance and methodology.
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

System Design Enablement Levels
Cadence Product Categories	IC Development (Core EDA)	IP Integration	System Interconnect	System Integration
Functional Verification (including hardware for emulation and prototyping)	✓	✓	N/A	✓
Digital IC Design and Signoff	✓	✓	N/A	✓
Custom IC Design and Simulation	✓	✓	N/A	N/A
System Interconnect and Analysis (PCB and IC package)	✓	N/A	✓	N/A
IP (includes design IP and VIP)	✓	✓	✓	✓
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

•	JasperGold® formal verification platform

•	Xcelium™ parallel simulation platform

•	Palladium® Z1 enterprise emulation platform

•	Protium™ S1 FPGA-based prototyping platform
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
Our physical implementation offering comprises tools used near the end of the design process, including place and route, optimization and multi-patterning preparation. The Innovus™ implementation system is a physical implementation offering that delivers fast design turnaround time while also delivering improved power, performance and area characteristics. This offering enables customers to address the technology challenges of the latest semiconductor advanced process nodes, create a physical representation of logic models and prepare a design for signoff.
Our signoff offering is comprised of tools used to signoff the design as ready for manufacture by a semiconductor foundry, which provides certification for this step. This offering includes Tempus™ timing analysis, Voltus™ power analysis, Quantus™ QRC extraction solutions and Pegasus™ physical verification system. Our design for manufacturing products are also included in our signoff offering and are used by customers to address manufacturing and yield issues as early in the product development process as possible.
Custom IC Design and Simulation
Custom IC design and simulation offerings are used by our customers to create schematic and physical representations of circuits down to the transistor level for analog, mixed-signal, custom digital, memory and radio frequency (“RF”) designs. These representations are verified using simulation tools optimized for each type of design. The offering includes the design capture environment, simulation and IC layout capabilities within the Virtuoso® custom design platform. Other tools in the custom IC portfolio are used to prepare the designs for manufacturing.
Virtuoso Advanced Node adds functionality to the base Virtuoso package to enable the use of three-dimensional transistors (“FinFETs”), multi-patterning and other technologies required for advanced designs. Virtuoso for Electrically Aware Design introduces a new time-saving paradigm that shortens the loop between design and verification by verifying designs as they are being created. Spectre® XPS is a Fast SPICE offering that speeds verification time over previously existing solutions. Liberate™ characterization solution generates electrical cell views for timing, power and signal integrity. Virtuoso System Design Platform enables engineers to design and verify concurrently across the chip, package and board. Finally, Legato™ Memory Solution is the industry’s first integrated solution for memory design and verification, and Legato Reliability is the industry’s first complete analog IC design-for-reliability solution.
System Interconnect and Analysis
Our System Interconnect and Analysis offerings are used by our customers to develop PCBs and IC packages. The capabilities in the Allegro® system interconnect design platform include PCB authoring and implementation, IC package and System-in-Package design and signal and power integrity analysis and PCB library design management and collaboration. Certain offerings also include the simulation capability within the Virtuoso custom design platform. Sigrity™ analysis tools have been integrated with our Allegro platform, enabling a comprehensive front-to-back flow for implementation and full signal and power integrity analysis for designs featuring high speed interface protocols. These offerings enable engineers who are responsible for the capture, layout and analysis of advanced PCB and IC packages to design high-performance electronic products across the domains of ICs, IC packages and PCBs, to increase functional density and to manage design complexity while reducing cost and time-to-market. The need for compact, high-performance mobile, consumer and automotive design with advanced serial interconnect is driving technology evolution for our PCB offering. For mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is primarily marketed worldwide through a network of resellers.

IP
Our design IP offerings consist of pre-verified, customizable functional blocks, which customers integrate into their ICs to accelerate the development process and to reduce the risk of errors in the design process. We offer many types of design IP, including Tensilica® configurable digital signal processors vertically targeted subsystems for AI/machine learning, audio/voice, baseband and vision/imaging applications, controllers and physical interfaces for standard protocols and analog IP. We have significantly expanded our design IP portfolio in recent years through acquisitions and internal development. During fiscal 2018, we launched the industry’s first silicon-proven, long-reach 112 gigabit Serializer/Deserializer (“SerDes”) communications IP at the 7-nanometer process node and the Tensilica DNA 100 processor, a deep neural-network accelerator targeting on-device neural network inference applications.
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
During fiscal 2018, we launched the Cadence Cloud portfolio, the first broad cloud portfolio for the development of electronic systems and semiconductors. The Cadence Cloud portfolio consists of our managed and customer-managed environments that enable electronic product developers to use the scalability of the cloud to securely manage the exponential increase in design complexity. Contractual arrangements with customers for both environments are time-based, similar to the on-premise software license arrangements described above. Cadence-managed environment arrangements include hardware resources accessible via cloud offerings provided by Cadence. Customer-managed environment arrangements do not include cloud hardware offerings because customers arrange for their own cloud hardware and purchase a special license from Cadence to enable cloud scalability of their on-premise software.
Our emulation and prototyping hardware products are either sold or leased to our customers. Our emulation hardware can also be accessed remotely via a Cadence-managed cloud arrangement.
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

	2018		2017		2016
	(In millions, except percentages)
Product and maintenance	$1,998	93%	$1,814	93%	$1,684	93%
Services	140	7%	129	7%	132	7%
Total revenue	$2,138		$1,943		$1,816
Our revenue mix is such that approximately 90% of our revenue is recognized over time, and the remainder of the revenue is recognized at a point in time, typically upon delivery.
For an additional description of our product and maintenance and services revenue, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2018 results of operations and our financial position as of December 29, 2018, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Remaining Performance Obligations and Backlog
On the first day of fiscal 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires us to disclose revenue allocated to remaining performance obligations.  Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied or partially unsatisfied as of December 29, 2018, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but unsatisfied performance obligations were approximately $2.9 billion as of December 29, 2018, of which we expect to recognize approximately 60% as revenue over the next 12 months and the remainder thereafter.
Revenue allocated to remaining performance obligations is different from our historical backlog in that it includes fully executed contracts with future effective dates and excludes committed contracts for which the deliverables are not fully defined, whereas our historical backlog excluded fully executed contracts with future effective dates and included contracts for which the deliverables were not fully defined. Our standalone backlog was $2.7 billion as of December 30, 2017.
The substantial majority of our remaining performance obligations consists of customer contracts for which product and maintenance revenue is recognized over the contract life. Historically, we have not experienced significant cancellations of our contracts with customers. For engineering services contracts in backlog, completion dates are occasionally rescheduled, delaying revenue recognition under those contracts beyond the original anticipated completion date.

Marketing and Sales
We generally market our products and provide services to existing and prospective customers through a direct sales force consisting of sales people and applications engineers. Applications engineers provide technical pre-sales and post-sales support for our products. Due to the complexity of many of our products and the system design process, the sales cycle is generally long, requiring three to six months or more. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, marketing automation, trade shows, public relations and the internet. We selectively utilize value-added resellers to broaden our reach and reduce cost of sales. Our OrCAD products and certain Allegro products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to license our products and services to certain customers in Japan.
Research and Development
Our future performance depends on our ability to innovate, commercialize newly developed solutions and enhance and maintain our current products. The primary areas of our research and development align with our product categories discussed above. We must continuously re-engineer our products to solve new or increased physics challenges that arise with each successive process node and address the increase in complexity that is introduced by the resulting much larger designs. We must also keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect to continue to invest in research and development.
Hardware Manufacturing and Software Distribution
Our emulation and prototyping hardware, including all individual PCBs, custom ICs and FPGA-based prototyping products, is manufactured, assembled and tested by subcontractors before delivery to our customers. Software and documentation are primarily distributed to customers by secure electronic delivery, by way of the cloud or on DVD.
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
Corporate Information
We were organized as a Delaware corporation in June 1988. Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. We use our website at www.cadence.com to communicate important information about our company, including news releases and financial information. Our website permits investors to subscribe to e-mail notification alerts when we post new material information on our website. We also make available on our investor relations webpage, free of charge, copies of our SEC filings and submissions, which can be found at the SEC’s website, www.sec.gov, as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Information on our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.
Fiscal Year End
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2018, 2017 and 2016 were each 52-week fiscal years. Our next 53-week fiscal year will be fiscal 2020.
Employees
As of December 29, 2018, we had approximately 7,500 full-time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table provides information regarding our executive officers as of February 27, 2019:

Name	Age	Positions and Offices
Lip-Bu Tan	59	Chief Executive Officer and Director
John M. Wall	48	Senior Vice President and Chief Financial Officer
Anirudh Devgan	49	President
Thomas P. Beckley	61	Senior Vice President, Research and Development
James J. Cowie	54	Senior Vice President, General Counsel and Secretary
Surendra Babu Mandava	60	Senior Vice President, Research and Development
Chin-Chi Teng	53	Senior Vice President, Research and Development
Neil Zaman	50	Senior Vice President, Worldwide Field Operations
Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.
LIP-BU TAN has served as Chief Executive Officer of Cadence since January 2009. From January 2009 to November 2017, Mr. Tan also served as President of Cadence. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan serves as a director of Aquantia Corp. and Hewlett Packard Enterprise Company. Mr. Tan has a B.S. from Nanyang University in Singapore, an M.S. in nuclear engineering from the Massachusetts Institute of Technology and an M.B.A. from the University of San Francisco.
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
CHIN-CHI TENG has served as Senior Vice President, Research and Development of Cadence since September 2018. From January 2002 to September 2018, Dr. Teng held several positions at Cadence, most recently as Corporate Vice President, Research and Development from June 2015 to September 2018, and Vice President, Research and Development from March 2009 to June 2015. Dr. Teng has a B.S. in electrical engineering from the National Taiwan University and a Ph.D. in electrical and computer engineering from the University of Illinois, Urbana-Champaign.
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
While we cannot predict global economic conditions, uncertainty about future political and economic conditions, adverse changes to international trade relationships between countries in which we do business or future decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results, including demand for our products and services, are subject to considerable uncertainty that could impact our stock price. If economic conditions or international trade relationships between countries in which we do business deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. Even if economic conditions improve for our customers after a period of decline, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that yield revenue recognized over time.
Customer consolidation could affect our operating results.
There has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships. As this trend continues, it could make us dependent on fewer customers who may be able to exert increased pressure on our prices and other contract terms and could increase the portion of our total sales concentration for any single customer. Customer consolidation activity could also reduce the demand for our products and services if such customers streamline research and development or operations, reduce purchases or delay purchasing decisions. These outcomes could negatively impact our operating results and financial condition.
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
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. We must provide frequent and relevant updates to our software products in order to provide substantial benefit to the customer throughout the license periods because of the rapid changes in our customers’ industries. The market must also accept our new and improved products. Our hardware platforms must be enhanced periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A rapid transition by our customers to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.
Competitive pressures may require us to reduce our pricing, which could have an adverse effect on our results of operations.
The highly competitive markets in which we do business can put pressure on us to reduce the prices of our software, emulation and prototyping hardware and IP. If our competitors offer significant discounts on certain products in an effort to recapture or gain market share or to sell other software or hardware products, we may then need to lower our prices or offer other favorable terms to compete successfully. Any such changes would be likely to reduce our profit margins and could adversely affect our operating results. Any substantial changes to our prices and pricing policies could cause revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for our products. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenues resulting from lower prices could have an adverse effect on our results of operations.
Our System Design Enablement strategy requires the development or acquisition of products and expertise in new areas of technology. Our inability to develop or acquire these capabilities could impede our ability to address the technical requirements in technology segments which are expected to contribute to our growth.
Our SDE strategy is meant to increase our business among electronic systems companies, which are now designing their own ICs. SDE is also meant to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs are incorporated. Part of this strategy involves addressing the needs of new categories of electronic systems, including hyperscale computing and infrastructure, edge computing, machine learning, augmented reality, virtual reality, internet-of-things and autonomous vehicle sub-systems, where increased investment is expected by our customers. Each of these categories requires technologies and expertise that are application-specific. If we are unable to develop or acquire the application-specific technologies and expertise necessary to address the requirements of these categories, it could impede our ability to expand our business in these categories and ultimately affect our future growth.
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our emulation and prototyping hardware and IP products.
Various factors affect our operating results, and some of them are not within our control. Our operating results for any period are affected by the mix of products and services sold in a given period and the timing of revenue recognition, particularly for our emulation and prototyping hardware and IP products. In addition, we have recorded net losses in the past and may record net losses in the future. Also, our cash flows from operating activities have and will continue to fluctuate due to a number of factors, including the timing of our billings, collections, disbursements and tax payments.
A substantial portion of the product revenue related to our hardware business and our IP offerings is recognized upon delivery, and our forecasted revenue results are based, in part, on our expectations of hardware and IP to be delivered in a particular quarter. Therefore, changes in hardware and IP bookings or deliveries relative to expectations will have a more immediate impact on our revenue than changes in software or services bookings, for which revenue is generally recognized over time.
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

Revenue related to our hardware and IP products is inherently difficult to predict because sales of our hardware and IP products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers, our customers’ willingness to expend capital to deploy our new and existing hardware or IP products in those projects and the availability of our new and existing hardware or IP products for delivery. Therefore, our hardware or IP sales may be delayed or may decrease if our customers delay or cancel projects because their spending is constrained or if there are problems or delays with the supply or delivery of our hardware or IP products or our hardware suppliers. Moreover, the hardware and IP markets are highly competitive, and our customers may choose to purchase a competitor’s hardware or IP product based on cost, performance or other factors. These factors may result in lower revenue, which would have an adverse effect on our business, results of operations or cash flows.
A substantial proportion of our software licenses yield revenue recognized over time, which may make it difficult for us to rapidly increase our revenue in future fiscal periods.
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
The industries in which we do business, including software, hardware, IP and services for enabling the design of electronic products, are highly competitive and require us to identify and develop or acquire innovative and cost-competitive products, integrate them into platforms and market them in a timely manner. We may not be able to compete successfully in these industries, which could seriously harm our business, operating results or financial condition. Factors that could affect our ability to compete successfully include:

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

•
the challenges of developing (or acquiring externally developed) technology solutions that are adequate and competitive in meeting the rapidly evolving requirements of next-generation design challenges;

•	intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price, or at all;

•	new entrants, including larger electronic systems companies, in our business;

•	the combination of our competitors or collaboration among many companies to deliver more comprehensive offerings than they could individually; and

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
We have acquired and expect to acquire other companies and businesses in order to expand our product offerings. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:

•	the failure to realize, or a delay in realizing, anticipated benefits such as cost savings and revenue enhancements;

•	overlapping customers and product sets that impact our ability to maintain revenue at historical rates;

•	the failure to understand, compete and operate effectively in markets where we have limited experience;

•	the failure to integrate and manage acquired products and businesses effectively;

•	the failure to integrate and retain key employees of an acquired company or business;

•	difficulties in combining previously separate companies or businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;

•
the discovery, after completion of the acquisition, of unanticipated liabilities assumed from an acquired company, business or assets, such that we cannot realize the anticipated value of the acquisition;

•	difficulties related to integrating the products of an acquired company or business in, for example, distribution, engineering, licensing models or customer support areas;

•	unanticipated costs; or

•	unwillingness of customers of an acquired business to continue licensing or buying products from us following the acquisition.
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
We make and expect to make strategic investments and may not realize the expected benefits of these investments.
We have made and expect to make strategic investments in which we have a minority equity interest and do not have operational control. These strategic investments may also involve collaboration agreements that further and complement our strategy and marketing efforts. We may not be able to realize the expected benefits of these investments, and the related collaborations may be difficult to manage without sole decision-making authority and the economic or business interests in these collaborations may become inconsistent with our interests. These challenges could have an adverse effect on our business, operating results or financial condition.
The accounting applied to strategic investments depends on a number of factors, including, but not limited to, our percentage of ownership and the level of our influence over the entity. Losses experienced by these strategic investment entities or associated impairment charges could adversely impact our operating results and the value of our investment. In addition, if these entities fail and cease operations, we may lose the value of our investment and shared profits.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% during fiscal 2018, 58% during fiscal 2017, and 54% during fiscal 2016. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Our operating results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
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
Forecasts of our annual effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules, our interpretations of changes in tax laws and results of tax audits. Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes. In addition, we account for certain tax benefits from stock-based compensation in the period the stock compensation vests or is settled, which may cause increased variability in our quarterly effective tax rates. If there were a material difference between forecasted and actual tax rates, it could have a material impact on our results of operations.

Tax laws, regulations, and compliance practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position.
The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations. As additional interpretative guidance is issued by the applicable authorities, we may need to revise our provision (benefit) for income taxes in future periods. These revisions could materially affect our results of operations, cash flow and financial position. For further discussion regarding our income taxes, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Income Taxes” and Note 6 in the notes to consolidated financial statements.
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
The Organisation for Economic Co-operation and Development (“OECD”), an international association of 36 countries, including the United States, released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations. The European Commission (“EC”) has conducted investigations in multiple countries focusing on whether local country tax rulings provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. The EC and OECD have also been evaluating new rules on the taxation of the digital economy companies. In addition, Taiwan, Italy, the United Kingdom, France, India and Hungary have recently introduced new rulings or proposals to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
Our stock price has been subject to fluctuations and may continue to be subject to fluctuations.
The market price of our common stock has experienced fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	quarterly or annual operating or financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;

•	changes in our forecasted bookings, revenue, earnings or operating cash flow estimates;

•	an increase in our debt or other liabilities;

•	market conditions in the electronics systems and semiconductor industries;

•	announcements of a restructuring plan;

•	changes in management;

•	repurchases of shares of our common stock or changes to plans to repurchase shares of our common stock;

•	a gain or loss of a significant customer or market segment share;

•	litigation;

•	announcements of a merger, acquisition or other corporate transaction; and

•	announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
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
If our security measures are breached, and an unauthorized party obtains access to customer data, financial data or assets or our proprietary business information, our information systems may be perceived as being unsecure, and our business and reputation could be harmed.
Our products and services involve storage, including cloud-based storage, and transmission of our proprietary information and that of our customers. We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks by unauthorized third parties (which may include nation-states and individuals sponsored by them) or breaches due to employee error, malfeasance or other disruptions, which could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Third parties may attempt to gain unauthorized access through a variety of methods (such as the use of viruses, malware, ransomware, phishing, denial of service attacks and other cyber attacks) and corrupt the processes of the products and services that we provide. We may also be a target of malicious attacks in an attempt to gain access to our network, including our Cadence Cloud portfolio which includes both our managed and customer-managed environments, or data centers or those of our customers or end users; steal proprietary information related to our business, products, services or infrastructure; steal financial data or assets or interrupt our systems and services or those of our customers or others. Breaches of our security measures could expose us to a risk of loss or misuse of this information, loss of financial assets, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings or are selected as a vendor for our Cadence Cloud portfolio, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed, legal or regulatory actions could be initiated against us and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers, or suffer harm to our financial condition.
Risks associated with our international operations could adversely impact our financial condition.
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:

•
shifts in political, trade or other policies or other governmental dynamics resulting from the results of certain elections or votes, such as changes in policies pursued by the United States, China or the Republic of Korea, or changes associated with and the United Kingdom’s withdrawal from the European Union;

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
In addition, applicable rules and regulations require stockholder approval for new equity compensation plans and significant amendments to existing equity compensation plans (including increases in shares available for issuance under such plans). These rules and regulations could make it more difficult for us to grant equity compensation to employees in the future. To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.
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
We have significant operations outside the United States. As of December 29, 2018, approximately 75% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
Litigation could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Part I, Item 3, “Legal Proceedings” and Note 17 in the notes to consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, reputation, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
Occasionally, our customers file for bankruptcy or face other challenging financial or operating conditions. If our customers experience adversity in their business, they may delay or default on their payment obligations to us, request to modify contract terms, or modify or cancel plans to license our products. For instance, if our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations, in turn, may adversely affect our revenue, operating expenses and cash flow. Additionally, our customers have, in the past, sought, and may, in the future, seek, to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.

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
United States generally accepted accounting principles (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards or interpretations thereof may result in different accounting principles under U.S. GAAP that could have a significant effect on our reported financial results.
In addition, we have in the past and may in the future need to significantly change our customer contracts, accounting systems and processes when we adopt future or proposed changes in accounting principles. The cost and effect of these changes may negatively impact our results of operations during the periods of transition.
Our restructuring plans incur substantial costs and may not result in the benefits we have anticipated, possibly having a negative effect on our future operating results.
In recent fiscal years, we have initiated restructuring plans in an effort to reallocate or decrease costs by reducing our workforce and by consolidating facilities. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. Our past restructuring plans do not provide any assurance that we will realize anticipated cost savings and other benefits or that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans may affect our revenue and other operating results in the future.
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
Our marketable investments include various money market funds and may include other investments as well. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of investments. Additionally, changes in monetary policy by the Federal Open Market Committee or other relevant regulators and concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.
We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq, and the FASB, as well as evolving investor expectations around corporate governance, executive compensation and environmental and social practices and disclosures. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the U.S. and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us.
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
As of December 29, 2018, we had total outstanding indebtedness of $445.3 million. We also had the ability to borrow an additional $250.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due 2024 (the “2024 Notes”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
Various factors could increase our future borrowing costs or reduce our access to capital, including a lowering or withdrawal of the ratings assigned to our 2024 Notes by credit rating agencies.
We may in the future seek additional financing for a variety of reasons, and our future borrowing costs and access to capital could be affected by factors including the condition of the debt and equity markets, the condition of the economy generally, prevailing interest rates, our level of indebtedness and our business and financial condition. In addition, the 2024 Notes currently have an investment grade credit rating, and any credit rating assigned could be lowered or withdrawn entirely by a credit rating agency if, in that credit rating agency’s judgment, future circumstances relating to the basis of the credit rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2024 Notes. Any future lowering of the credit ratings of the 2024 Notes likely would make it more difficult or more expensive for us to obtain additional debt financing.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of December 29, 2018, the total square footage of our owned buildings was approximately 1,010,000.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of February 2, 2019, we had 523 registered stockholders and approximately 56,000 beneficial owners of our common stock.

Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on December 28, 2013 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through December 29, 2018 and, for each index, on the last day of the calendar year.

	12/28/2013	1/3/2015	1/2/2016	12/31/2016	12/30/2017	12/29/2018

Cadence Design Systems, Inc.	$100.00	$135.18	$149.39	$181.05	$300.22	$311.13
Nasdaq Composite	100.00	112.60	113.64	133.19	172.11	165.84
S&P 500	100.00	110.28	109.54	129.05	157.22	150.33
S&P 500 Information Technology	100.00	115.49	121.08	144.85	201.10	200.52

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525 million in the aggregate. As of December 29, 2018, $175 million remained available under this authorization. In February 2019, our Board of Directors authorized the additional repurchase of shares of our common stock with a value of up to $500.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 29, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
September 30, 2018 – November 3, 2018	543,900	$42.64	495,543	$254
November 4, 2018 – December 1, 2018	650,048	$44.49	623,692	$226
December 2, 2018 – December 29, 2018	1,327,657	$42.61	1,203,690	$175
Total	2,521,605	$43.10	2,322,925
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

	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
Revenue (1)	$2,138.0	$1,943.0	$1,816.1	$1,702.1	$1,580.9
Income from operations (1)	396.2	324.0	244.9	285.4	206.6
Net income (1) (2)	345.8	204.1	203.1	252.4	158.9
Net income per share-diluted (1) (2)	1.23	0.73	0.70	0.81	0.52
Total assets	2,468.7	2,418.7	2,096.9	2,345.5	3,209.6
Debt (3)	445.3	729.4	693.5	343.3	691.2
Stockholders’ equity (4) (5)	1,288.4	989.2	741.8	1,376.1	1,333.6
_________________
(1) On the first day of fiscal 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements during fiscal 2018. Because of the adoption, results of operations for fiscal 2018 are not comparable to the results of operations for the other fiscal years presented in the table above. For additional information regarding the adoption of this and other accounting standards at the beginning of fiscal 2018, see Note 2 in the notes to consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
(2) During fiscal 2017, we recorded a provisional income tax expense of $96.8 million related to the income tax effects of the Tax Act, which included $67.2 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. In accordance with SAB 118, we updated the one-time transition tax estimate to $65.8 million during fiscal 2018. We finalized our other fiscal 2017 provisional estimates without change during fiscal 2018.
(3) During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million 2019 Term Loan.
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

Business Overview
We enable our customers to design electronic products. Our products and services are designed to give our customers a competitive edge in their development of electronic systems, ICs, electronic devices and increasingly sophisticated manufactured products. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market and reducing their design, development and manufacturing costs. We offer software, hardware, services and reusable IC design blocks, which are commonly referred to as IP.
Our strategy, which we call SDE, is to provide the technologies necessary for our customers to develop a complete and functional electronic product. Our SDE strategy enables us to address the growing trends of electronic systems companies developing their own ICs as part of their end product systems, as well as semiconductor companies delivering greater portions of the systems into which their IC products are integrated. Our products and services enable our customers to design complex and innovative electronic products, so demand for our products is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as EDA. Today, our offerings include and extend beyond EDA tools to include SDE.
We combine our products and technologies into categories related to major design activities:

•	Functional Verification, including Emulation and Prototyping Hardware;

•	Digital IC Design and Signoff;

•	Custom IC Design and Simulation;

•	System Interconnect and Analysis; and

•	IP.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy.”
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

Results of Operations
Financial results for fiscal 2018, as compared to fiscal 2017 and 2016, reflect the following:

•	the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements during fiscal 2018;

•	increased product and maintenance revenue resulting from overall growth in our software, hardware and IP business, particularly in the United States and Asia; and

•	continued investment in research and development activities focused on creating and enhancing our products.
The adoption of Topic 606 limits the comparability of revenue and certain expenses, including sales commissions, presented in the results of operations for fiscal 2018, when compared to the fiscal 2017 and fiscal 2016. For additional information regarding the adoption of this and other accounting standards at the beginning of fiscal 2018, see Note 2 in the notes to consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2018, 2017 and 2016 were each 52-week fiscal years.
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

During fiscal 2018, we recognized revenue based on ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” whereas during fiscal 2017 and fiscal 2016, we recognized revenue based on “Revenue Recognition (Topic 605).” Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Note 2 in the notes to consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
Revenue by Year
The following table shows our revenue for fiscal 2018, 2017 and 2016 and the change in revenue between years:

				Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions, except percentages)
Product and maintenance	$1,997.9	$1,814.0	$1,683.8	$183.9	10%	$130.2	8%
Services	140.1	129.0	132.3	11.1	9%	(3.3)	(2)%
Total revenue	$2,138.0	$1,943.0	$1,816.1	$195.0	10%	$126.9	7%
Product and maintenance revenue increased during fiscal 2018, as compared to fiscal 2017, primarily because of increased investments by our customers in new, complex designs for their products resulting in revenue growth in each of our five product categories. Product and maintenance revenue may fluctuate from period to period and by geography based on demand for our hardware and IP offerings. Product and maintenance revenue increased during fiscal 2017, as compared to fiscal 2016, primarily because of growth in our software and IP businesses, partially offset by lower revenue from emulation and prototyping hardware.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2018, 2017 or 2016.
Revenue by Product Group
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product groups and services during fiscal 2018, 2017 and 2016:

	2018	2017	2016
Functional Verification, including hardware for emulation and prototyping	24%	22%	25%
Digital IC Design and Signoff	29%	29%	29%
Custom IC Design and Simulation	26%	27%	25%
System Interconnect and Analysis	9%	10%	10%
IP	12%	12%	11%
Total	100%	100%	100%
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

Revenue by Geography

				Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions, except percentages)
United States	$924.6	$829.4	$832.6	$95.2	11%	$(3.2)	—%
Other Americas	32.5	35.1	31.3	(2.6)	(7)%	3.8	12%
Asia	605.4	526.2	445.5	79.2	15%	80.7	18%
Europe, Middle East and Africa	406.9	385.7	346.7	21.2	5%	39.0	11%
Japan	168.6	166.6	160.0	2.0	1%	6.6	4%
Total revenue	$2,138.0	$1,943.0	$1,816.1	$195.0	10%	$126.9	7%
For the primary factors contributing to the increase in revenue for the United States, Asia, and Europe, Middle East and Africa during fiscal 2018, as compared to fiscal 2017, see the general description under “Revenue by Year” above. Revenue for the United States decreased during fiscal 2017, as compared to fiscal 2016, primarily due to lower revenue from emulation and prototyping hardware and services, partially offset by growth in revenue from software and IP. For the primary factors contributing to the increase in revenue for Other Americas, Asia, and Europe, Middle East and Africa and Japan during fiscal 2017, as compared to fiscal 2016, see the general description under “Revenue by Year” above.
Revenue by Geography as a Percent of Total Revenue

	2018	2017	2016
United States	43%	42%	46%
Other Americas	2%	2%	2%
Asia	28%	27%	25%
Europe, Middle East and Africa	19%	20%	19%
Japan	8%	9%	8%
Total	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

				Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions, except percentages)
Product and maintenance	$173.0	$156.7	$183.3	$16.3	10%	$(26.6)	(15)%
Services	85.7	80.7	73.2	5.0	6%	7.5	10%
Total cost of revenue	$258.7	$237.4	$256.5	$21.3	9%	$(19.1)	(7)%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2018, 2017 and 2016:

	2018	2017	2016
Product and maintenance	9%	9%	11%
Services	61%	63%	55%

Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation and prototyping hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products.
A summary of cost of product and maintenance for fiscal 2018, 2017 and 2016 is as follows:

				Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions, except percentages)
Product and maintenance-related costs	$133.8	$114.9	$140.9	$18.9	16%	$(26.0)	(18)%
Amortization of acquired intangibles	39.2	41.8	42.4	(2.6)	(6)%	(0.6)	(1)%
Total cost of product and maintenance	$173.0	$156.7	$183.3	$16.3	10%	$(26.6)	(15)%
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
The changes in product and maintenance-related costs were due to the following:

	Change
	2018 vs. 2017	2017 vs. 2016
	(In millions)
Emulation and prototyping hardware costs	$17.7	$(22.9)
Other items	1.2	(3.1)
	$18.9	$(26.0)
Costs of emulation and prototyping increased during fiscal 2018, as compared to fiscal 2017, primarily due to increased sales volume for emulation and prototyping hardware and related costs. Costs of emulation and prototyping hardware decreased during fiscal 2017, as compared to fiscal 2016, primarily due to decreased sales volume for emulation and prototyping hardware. Gross margins on our hardware products will fluctuate based on product life cycle, product competition, product mix and pricing strategies.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and provisions for contract losses, if any. Cost of services will fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects or on internal development projects. Cost of services increased during fiscal 2018, as compared to fiscal 2017, and during fiscal 2017, as compared to fiscal 2016, primarily due to variation in the number of personnel dedicated to deliver and support our services and custom IP offerings.
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, restructuring activities, foreign exchange rate movements, stock-based compensation and the impact of our variable compensation programs that are driven by operating results.
Stock-based compensation included in our operating expenses increased during fiscal 2018, as compared to fiscal 2017, and fiscal 2017, as compared to fiscal 2016, primarily because successive increases in the price of our common stock between grant dates have resulted in higher grant date fair values for the mix of stock awards expensed in each period. We expect stock-based compensation to increase operating expenses during fiscal 2019, as compared to fiscal 2018. For further discussion regarding stock-based compensation, see Note 10 in the notes to consolidated financial statements.

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
Our operating expenses for fiscal 2018, 2017 and 2016 were as follows:

				Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions, except percentages)
Marketing and sales	$439.7	$419.2	$395.2	$20.5	5%	$24.0	6%
Research and development	884.8	804.2	735.3	80.6	10%	68.9	9%
General and administrative	133.4	134.2	125.1	(0.8)	(1)%	9.1	7%
	$1,457.9	$1,357.6	$1,255.6	$100.3	7%	$102.0	8%
Our operating expenses, as a percentage of total revenue, for fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Marketing and sales	21%	22%	22%
Research and development	41%	41%	40%
General and administrative	6%	7%	7%
Operating expenses	68%	70%	69%

Marketing and Sales
The changes in marketing and sales expense were due to the following:

	Change
	2018 vs. 2017	2017 vs. 2016
	(In millions)
Salary, benefits and other employee-related costs	$9.0	$18.5
Stock-based compensation	7.8	4.1
Professional services	2.2	(1.6)
Facilities and other infrastructure costs	0.8	4.8
Other items	0.7	(1.8)
	$20.5	$24.0
Costs included in marketing and sales increased during fiscal 2018, as compared to fiscal 2017, and during fiscal 2017, as compared to fiscal 2016, primarily due to additional headcount in fiscal 2018 and an increase in incentive compensation.

Research and Development
 The changes in research and development expense were due to the following:

	Change
	2018 vs. 2017	2017 vs. 2016
	(In millions)
Salary, benefits and other employee-related costs	$52.5	$44.4
Stock-based compensation	27.1	13.2
Depreciation	2.7	(0.5)
Facilities and other infrastructure costs	0.4	9.8
Materials and other pre-production costs	(1.9)	0.3
Software license and maintenance costs	(1.7)	0.6
Professional services	(0.1)	3.2
Other items	1.6	(2.1)
	$80.6	$68.9
We must invest significantly in product research and development to keep pace with the latest manufacturing technology. The demand for new IC manufacturing technology directly impacts the demand for our newest products and we must keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Costs included in research and development increased during fiscal 2018, as compared to fiscal 2017, and during fiscal 2017, as compared to fiscal 2016, primarily due to incremental investments in research and development as a result of additional hiring and incremental costs resulting from our fiscal 2017 acquisitions.
General and Administrative
The changes in general and administrative expense were due to the following:

	Change
	2018 vs. 2017	2017 vs. 2016
	(In millions)
Salary, benefits and other employee-related costs	$(4.6)	$3.3
Professional services	(1.9)	4.4
Bad debt expense	2.5	2.3
Stock-based compensation	1.8	3.0
Acquisition-related costs	—	(4.9)
Other items	1.4	1.0
	$(0.8)	$9.1
General and administrative costs decreased during fiscal 2018, as compared to fiscal 2017, primarily due to decreases in expense related to our nonqualified deferred compensation plan that are included in salary, benefits and other employee-related costs, partially offset by increases in reserves on receivables from our customers. General and administrative costs increased during fiscal 2017, as compared to fiscal 2016, primarily due to an increase in accounting and tax services and an increase in employee salaries and benefits.
Amortization of Acquired Intangibles

				Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(In millions, except percentages)
Amortization of acquired intangibles	$14.1	$14.7	$18.1	$(0.6)	(4)%	$(3.4)	(19)%

The changes in amortization of acquired intangibles were due to the following:

	Change
	2018 vs. 2017	2017 vs. 2016
	(In millions)
Increase due to additions of acquired intangibles	$0.6	$0.3
Decrease due to completed amortization of acquired intangibles	(1.2)	(3.7)
	$(0.6)	$(3.4)
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
The following table presents restructuring and other charges, net for our restructuring plans:

	2018	2017	2016
	(In millions)
Severance and Benefits	$10.3	$9.0	$40.4
Excess Facilities	0.8	0.4	0.6
Total	$11.1	$9.4	$41.0
For an additional description of our restructuring plans, see Note 12 in the notes to consolidated financial statements.
Interest Expense
Interest expense for fiscal 2018, 2017 and 2016 was comprised of the following:

	2018	2017	2016
	(In millions)
Contractual cash interest expense:
2019 Term Loan	$5.3	$7.6	$5.6
2024 Notes	15.3	15.3	15.3
Revolving credit facility	1.1	1.3	1.6
Amortization of debt discount:
2019 Term Loan	0.2	0.2	0.2
2024 Notes	0.7	0.7	0.6
Other	0.5	0.6	0.4
Total interest expense	$23.1	$25.7	$23.7
During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million 2019 Term Loan. For an additional description of our debt arrangements, see Note 3 in the notes to consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for fiscal 2018, 2017 and 2016:

	2018	2017	2016
	(In millions, except percentages)
Provision for income taxes	$30.6	$110.9	$34.1
Effective tax rate	8.1%	35.2%	14.4%
Our provision for income taxes for fiscal 2018 primarily resulted from the federal income tax effects of the Tax Act and state and foreign income taxes on fiscal 2018 income, partially offset by $21.3 million of tax benefit related to stock-based compensation that vested or was exercised during the year.

During fiscal 2018, we finalized our fiscal 2017 deemed repatriation transition tax calculation and reduced our estimate from $67.2 million to $65.8 million. We finalized our other fiscal 2017 provisional estimates without change. For further discussion regarding our accounting for the Tax Act, see Note 6 in the notes to the consolidated financial statements.
Our provision for income taxes for fiscal 2017 is primarily attributable to income tax effects of the Tax Act. The provisional amount related to the transition tax was $67.2 million and the provisional amount related to the re-measurement of our U.S. deferred tax assets and liabilities for the U.S. tax rate reduction was $25.2 million. Our provision for income taxes for fiscal 2017 included $32.0 million of tax benefit related to stock-based compensation that vested or settled during the period.
Our provision for income taxes for fiscal 2016 is primarily attributable to federal, state and foreign income taxes on our fiscal 2016 income and includes the tax benefit resulting from the permanent reinstatement of the United States research tax credit in December 2015. During fiscal 2016, we adopted a new accounting standard related to the accounting for stock-based compensation that required all income tax effects of stock-based awards to be recognized in our consolidated income statement as the awards vest or are settled. Our provision for income taxes for fiscal 2016 includes $17.2 million of tax benefit related to stock-based compensation that vested or settled during the period.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2019 effective tax rate will be approximately 10%. We expect that our quarterly effective tax rates will vary from our fiscal 2019 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. We may also revise our fiscal 2019 effective tax rate as a result of further analyzing the implications of the Tax Act, including future guidance issued by the U.S. Department of Treasury and the IRS. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of			Change
	December 29, 2018	December 30, 2017	December 31, 2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Cash and cash equivalents	$533.3	$688.1	$465.2	$(154.8)	$222.9
Net working capital	$242.1	$337.6	$116.5	$(95.5)	$221.1
Cash and Cash Equivalents
As of December 29, 2018, our principal sources of liquidity consisted of $533.3 million of cash and cash equivalents as compared to $688.1 million as of December 30, 2017.
Our primary sources of cash and cash equivalents during fiscal 2018 were cash generated from operations, proceeds from borrowings under our revolving credit facility, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash and cash equivalents during fiscal 2018 were payments related to salaries and benefits, operating expenses, principal payments on the 2019 Term Loan, repurchases of our common stock, purchases of non-marketable investments, payments on our revolving credit facility, tax payments and purchases of property, plant and equipment.
Approximately 75% of our cash and cash equivalents were held by our foreign subsidiaries as of December 29, 2018. We expect that current cash and cash equivalent balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The decrease in our net working capital as of December 29, 2018, as compared to December 30, 2017, is primarily due to a decrease in cash and cash equivalents and increases in current liabilities, partially offset by an increase in accounts receivable.

Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2018, 2017 and 2016 were as follows:

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Cash provided by operating activities	$604.8	$470.7	$444.9	$134.1	$25.8
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities during fiscal 2018, as compared to fiscal 2017, and fiscal 2017, as compared to fiscal 2016, was primarily due to the improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities
Cash flows provided by (used for) investing activities during fiscal 2018, 2017 and 2016 were as follows:

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Cash provided by (used for) investing activities	$(173.8)	$(191.2)	$1.4	$17.4	$(192.6)
The decrease in cash used for investing activities during fiscal 2018, as compared to fiscal 2017, was primarily because we did not acquire any businesses in fiscal 2018, offset by payments to acquire equity instruments of other entities. The increase in cash used for investing activities during fiscal 2017, as compared to fiscal 2016, was primarily due to an increase in cash paid for business combinations and a decrease in net proceeds from our investment portfolio. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities
Cash flows used for financing activities during fiscal 2018, 2017 and 2016 were as follows:

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In millions)
Cash used for financing activities	$(567.9)	$(70.1)	$(592.7)	$(497.8)	$522.6
The increase in cash used for financing activities during fiscal 2018, as compared to fiscal 2017, was primarily due to the prepayment of the outstanding principal balance on our $300.0 million 2019 Term Loan, an increase in repurchases of common stock and a decrease in net proceeds on our revolving credit facility. The decrease in cash used for financing activities during fiscal 2017, as compared to fiscal 2016, was primarily due to a decrease in payments made to repurchase shares of our common stock, partially offset by a net decrease in proceeds from borrowings.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In January 2017, our Board of Directors authorized the repurchase of shares of our common stock with a value of up to $525.0 million in the aggregate. As of December 29, 2018, approximately $175.0 million remained available under this authorization. In February 2019, our Board of Directors authorized the additional repurchase of shares of our common stock with a value of up to $500.0 million in the aggregate. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of December 29, 2018, there were $100.0 million of borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of December 29, 2018, we were in compliance with all covenants associated with the 2024 Notes.
For additional information relating to our debt arrangements, see Note 3 in the notes to consolidated financial statements.
Contractual Obligations

A summary of our contractual obligations as of December 29, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$112.0	$26.3	$42.9	$25.7	$17.1
Purchase obligations (1)	24.7	18.1	5.8	0.7	0.1
Long-term debt	350.0	—	—	—	350.0
Revolving credit facility	100.0	100.0	—	—	—
Contractual interest payments	97.4	19.7	31.7	30.7	15.3
Current income tax payable	5.1	5.1	—	—	—
Other long-term contractual obligations (2)	37.7	0.1	23.0	3.1	11.5
Total	$726.9	$169.3	$103.4	$60.2	$394.0
_________________

(1)
With respect to purchase obligations that are cancelable by us, this table includes the amount that would have been payable if we had canceled the obligation as of December 29, 2018 or the earliest cancellation date.

(2)
Included in other long-term contractual obligations are long-term income tax liabilities of $18.7 million related to unrecognized tax benefits. Of the $18.7 million, we estimate $17.5 million will be paid or settled within 1 to 3 years and $1.2 million within 3 to 5 years. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.

Off-Balance Sheet Arrangements
As of December 29, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Revenue Recognition
Our contracts with customers often include promises to transfer multiple software and/or IP licenses, hardware and services, including professional services, technical support services, and rights to unspecified updates to a customer. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of our IP license arrangements, we have concluded that the licenses and associated services are distinct from each other. In other arrangements, like our time-based software arrangements, the licenses and certain services are not distinct from each other. Our time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and we have concluded that these promised goods and services are a single, combined performance obligation.
Judgment is required to determine the stand-alone selling prices (“SSPs”) for each distinct performance obligation. We rarely license or sell products on a standalone basis, so we are required to estimate the SSP for each performance obligation. In instances where the SSP is not directly observable because we do not sell the license, product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region of the customer in determining the SSP.
Revenue is recognized over time for our combined performance obligations that include software licenses, updates, and technical support as well as for maintenance and professional services that are separate performance obligations. For our professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. For our other performance obligations recognized over time, revenue is generally recognized using a time-based measure of progress reflecting generally consistent efforts to satisfy those performance obligations throughout the arrangement term.
If a group of agreements are so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. We exercise significant judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. Our judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.
We are required to estimate the total consideration expected to be received from contracts with customers. In some circumstances, the consideration expected to be received is variable based on the specific terms of the contract or based on our expectations of the term of the contract. Generally, we have not experienced significant returns or refunds to customers. These estimates require significant judgment and the change in these estimates could have an effect on our results of operations during the periods involved.

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

New Accounting Standards
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring, among other things, the recognition of lease liabilities and corresponding right-of-use assets on the balance sheet by lessees for all leases with a term longer than 12 months. The new standard is effective for us in the first quarter of fiscal 2019. A modified retrospective approach is required, applying the new standard to leases existing as of the date of initial application. An entity may choose to apply the standard as of either its effective date or the beginning of the earliest comparative period presented in the financial statements. We adopted the new standard on December 30, 2018, the first day of fiscal 2019, and used the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods prior to the first quarter of fiscal 2019. We elected certain practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward our prior conclusions about lease identification and classification.
We estimate the key change upon adoption of the standard will result in balance sheet recognition of additional lease assets and lease liabilities ranging from $75 to $85 million as of December 30, 2018, which is based on the present value of committed lease payments. We do not expect the adoption of the new standard to have a material impact on the recognition, measurement or presentation of lease expenses within our consolidated income statements, consolidated statements of comprehensive income or consolidated statements of cash flows.
The new standard also provides updated guidance for lessor accounting; however, we do not expect the new standard to have a material effect on our financial statements for arrangements in which we are the lessor.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The new standard will be effective for us in the first quarter of fiscal 2020, and early adoption is permitted. We are currently reviewing this standard to assess the impact on our consolidated financial statements and the related disclosures.
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

Income Tax Effects within Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification of the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. The new guidance may be applied at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in federal income tax rate from the Tax Act is recognized. The new standard became effective for us in the first quarter of fiscal 2019. We do not anticipate that the adoption of this standard will impact our consolidated financial statements or the related disclosures.
Stock-based Compensation
In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based transactions with nonemployees in which the grantor acquires goods or services to be used or consumed. Under the new standard, most of the guidance on recording share-based compensation granted to nonemployees will be aligned with the requirements for share-based compensation granted to employees. This standard became effective for us in the first quarter of fiscal 2019, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
The following table provides information about our foreign currency forward exchange contracts as of December 29, 2018. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during February 2019.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$120.0	0.88
British pound	97.8	0.77
Japanese yen	68.4	112.11
Israeli shekel	48.4	3.69
Swedish krona	26.5	8.98
Indian rupee	25.7	72.39
Chinese renminbi	15.0	6.95
South Korean won	12.4	1,125.29
Other	16.4	N/A
Total	$430.6
Estimated fair value	$0.1
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of December 29, 2018.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of December 29, 2018, there were $100.0 million borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 3 in the notes to consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 7 in the notes to consolidated financial statements for an additional description of these investments.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data-Unaudited

	2018				2017
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue (1)	$569,850	$532,468	$518,391	$517,313	$501,722	$485,398	$479,001	$476,911

Cost of revenue (1)	76,124	60,454	58,960	63,209	60,284	54,482	60,832	61,792

Net income (loss) (1) (2)	98,425	99,318	75,149	72,885	(14,442)	81,157	69,127	68,259

Net income (loss) per share - basic (1) (2)	0.36	0.36	0.27	0.27	(0.05)	0.30	0.25	0.25

Net income (loss) per share - diluted (1) (2)	0.35	0.35	0.27	0.26	(0.05)	0.29	0.25	0.25
_________________
(1) On the first day of fiscal 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements during fiscal 2018. Because of the adoption, results of operations for fiscal 2018 are not comparable to the results of operations for the other fiscal years presented in the table above. For additional information regarding the adoption of this and other accounting standards at the beginning of fiscal 2018, see Note 2 in the notes to consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
(2) During fiscal 2017, we recorded a provisional income tax expense of $96.8 million related to the income tax effects of the Tax Act, which included $67.2 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. In accordance with SAB 118, we updated the one-time transition tax estimate to $65.8 million during fiscal 2018. We finalized our other fiscal 2017 provisional estimates without change during fiscal 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 29, 2018.
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
Based on their evaluation as of December 29, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 29, 2018, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in Cadence’s definitive proxy statement for its 2019 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in Cadence’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2018,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in Cadence’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2018 and 2017” in Cadence’s definitive proxy statement for its 2019 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017	44

Consolidated Income Statements for the three fiscal years ended December 29, 2018	45

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 29, 2018	46

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 29, 2018	47

Consolidated Statements of Cash Flows for the three fiscal years ended December 29, 2018	48

Notes to Consolidated Financial Statements	49

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	79

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.
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

_____________
© 2019 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cadence Design Systems, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (“the Company”) as of December 29, 2018 and December 30, 2017, the related consolidated income statements, statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition on December 31, 2017 due to the adoption of FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”
Basis for Opinions
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

Santa Clara, California
February 27, 2019

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 29, 2018 and December 30, 2017
(In thousands, except par value)

	As of
	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$533,298	$688,087
Receivables, net	297,082	190,426
Inventories	28,162	33,209
Prepaid expenses and other	92,550	68,266
Total current assets	951,092	979,988
Property, plant and equipment, net	252,630	251,342
Goodwill	662,272	666,009
Acquired intangibles, net	225,457	278,835
Long-term receivables	5,972	12,239
Other assets	371,231	230,301
Total assets	$2,468,654	$2,418,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$100,000	$85,000
Accounts payable and accrued liabilities	256,526	221,101
Current portion of deferred revenue	352,456	336,297
Total current liabilities	708,982	642,398
Long-term liabilities:
Long-term portion of deferred revenue	48,718	61,513
Long-term debt	345,291	644,369
Other long-term liabilities	77,262	81,232
Total long-term liabilities	471,271	787,114
Commitments and contingencies (Notes 6 and 17)
Stockholders’ equity:
Preferred stock - $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock - $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 280,015 and 282,067, respectively	1,936,124	1,829,950
Treasury stock, at cost; 49,144 shares and 47,092 shares, respectively	(1,395,652)	(1,178,121)
Retained earnings	772,709	341,003
Accumulated other comprehensive loss	(24,780)	(3,630)
Total stockholders’ equity	1,288,401	989,202
Total liabilities and stockholders’ equity	$2,468,654	$2,418,714

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 29, 2018
(In thousands, except per share amounts)

	2018	2017	2016
Revenue:
Product and maintenance	$1,997,887	$1,813,987	$1,683,771
Services	140,135	129,045	132,312
Total revenue	2,138,022	1,943,032	1,816,083
Costs and expenses:
Cost of product and maintenance	173,011	156,676	183,291
Cost of service	85,736	80,714	73,201
Marketing and sales	439,669	419,161	395,194
Research and development	884,816	804,223	735,340
General and administrative	133,406	134,181	125,106
Amortization of acquired intangibles	14,086	14,716	18,095
Restructuring and other charges	11,089	9,406	40,955
Total costs and expenses	1,741,813	1,619,077	1,571,182
Income from operations	396,209	323,955	244,901
Interest expense	(23,139)	(25,664)	(23,670)
Other income, net	3,320	16,755	15,922
Income before provision for income taxes	376,390	315,046	237,153
Provision for income taxes	30,613	110,945	34,067
Net income	$345,777	$204,101	$203,086
Net income per share – basic	$1.26	$0.75	$0.71
Net income per share – diluted	$1.23	$0.73	$0.70
Weighted average common shares outstanding – basic	273,729	272,097	284,502
Weighted average common shares outstanding – diluted	281,144	280,221	291,256

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended December 29, 2018
(In thousands)

	2018	2017	2016
Net income	$345,777	$204,101	$203,086
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(17,885)	19,394	(12,801)
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustments for realized gains and losses	—	1,712	716
Changes in defined benefit plan liabilities	(627)	424	(650)
Total other comprehensive income (loss), net of tax effects	(18,512)	21,530	(12,735)
Comprehensive income	$327,265	$225,631	$190,351

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 29, 2018
(In thousands)

	Common Stock
		Par Value		Retained	Accumulated
		and Capital		Earnings	Other
		in Excess	Treasury	(Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit)	Income (Loss)	Total
Balance, January 2, 2016	309,392	$1,863,086	$(400,555)	$(73,991)	$(12,425)	$1,376,115
Cumulative effect adjustment	—	364	—	7,807	—	$8,171
Net income	—	—	—	203,086	—	$203,086
Other comprehensive loss, net of taxes	—	—	—	—	(12,735)	$(12,735)
Purchase of treasury stock	(40,493)	—	(960,289)	—	—	$(960,289)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	10,587	(147,074)	202,506	—	—	$55,432
Stock received for payment of employee taxes on vesting of restricted stock	(1,387)	(5,512)	(31,715)	—	—	$(37,227)
Stock-based compensation expense	—	109,217	—	—	—	$109,217
Balance, December 31, 2016	278,099	$1,820,081	$(1,190,053)	$136,902	$(25,160)	$741,770
Net income	—	—	—	204,101	—	$204,101
Other comprehensive income, net of taxes	—	—	—	—	21,530	$21,530
Purchase of treasury stock	(2,495)	—	(100,025)	—	—	$(100,025)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	7,905	(111,982)	160,946	—	—	$48,964
Stock received for payment of employee taxes on vesting of restricted stock	(1,442)	(8,172)	(48,989)	—	—	$(57,161)
Stock-based compensation expense	—	130,023	—	—	—	$130,023
Balance, December 30, 2017	282,067	$1,829,950	$(1,178,121)	$341,003	$(3,630)	$989,202
Cumulative effect adjustment	—	—	—	85,929	(2,638)	$83,291
Net income	—	—	—	345,777	—	$345,777
Other comprehensive loss, net of taxes	—	—	—	—	(18,512)	$(18,512)
Purchase of treasury stock	(5,934)	—	(250,059)	—	—	$(250,059)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,274	(50,570)	91,478	—	—	$40,908
Stock received for payment of employee taxes on vesting of restricted stock	(1,392)	(10,971)	(58,950)	—	—	$(69,921)
Stock-based compensation expense	—	167,715	—	—	—	$167,715
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 29, 2018
(In thousands)

	2018	2017	2016
Cash and cash equivalents at beginning of year	$688,087	$465,232	$616,686
Cash flows from operating activities:
Net income	345,777	204,101	203,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,721	115,524	119,588
Amortization of debt discount and fees	1,196	1,211	1,069
Stock-based compensation	167,715	130,023	109,217
Gain on investments, net	(1,261)	(13,869)	(4,725)
Gain on sale of property, plant and equipment	—	—	(923)
Deferred income taxes	(11,676)	79,934	(4,869)
Provisions for losses on receivables	5,102	2,623	308
Other non-cash items	1,136	5,068	4,027
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(87,083)	(31,032)	(3,607)
Inventories	752	5,034	4,934
Prepaid expenses and other	(19,622)	(25,793)	(6,903)
Other assets	(16,077)	(22,336)	(6,566)
Accounts payable and accrued liabilities	1,553	(25,987)	2,655
Deferred revenue	100,696	33,614	30,742
Other long-term liabilities	(2,178)	12,625	(3,154)
Net cash provided by operating activities	604,751	470,740	444,879
Cash flows from investing activities:
Purchases of available-for-sale securities	—	—	(20,525)
Proceeds from the sale of available-for-sale securities	—	833	55,619
Proceeds from the maturity of available-for-sale securities	—	—	57,762
Purchases of non-marketable investments	(115,839)	—	—
Proceeds from the sale of non-marketable investments	3,497	9,108	2,917
Proceeds from the sale of property, plant and equipment	—	—	923
Purchases of property, plant and equipment	(61,503)	(57,901)	(53,712)
Cash paid in business combinations and asset acquisitions, net of cash acquired	—	(143,249)	(41,627)
Net cash provided by (used for) investing activities	(173,845)	(191,209)	1,357
Cash flows from financing activities:
Proceeds from revolving credit facility	100,000	135,000	115,000
Payment on revolving credit facility	(85,000)	(100,000)	(65,000)
Proceeds from term loan	—	—	300,000
Principal payments on term loan	(300,000)	—	—
Payment of debt issuance costs	—	(793)	(622)
Proceeds from issuance of common stock	40,908	48,965	55,440
Stock received for payment of employee taxes on vesting of restricted stock	(69,921)	(57,161)	(37,226)
Payments for repurchases of common stock	(250,059)	(100,025)	(960,289)
Change in book overdraft	(3,867)	3,867	—
Net cash used for financing activities	(567,939)	(70,147)	(592,697)
Effect of exchange rate changes on cash and cash equivalents	(17,756)	13,471	(4,993)
Increase (decrease) in cash and cash equivalents	(154,789)	222,855	(151,454)
Cash and cash equivalents at end of year	$533,298	$688,087	$465,232

Supplemental cash flow information:
Cash paid for interest	$23,018	$24,160	$21,024
Cash paid for income taxes, net	68,040	59,072	36,823

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended December 29, 2018

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc. (“Cadence”) provides solutions that enable its customers to design complex and innovative electronic products. Cadence’s solutions are designed to give its customers a competitive edge in their development of electronic systems, integrated circuits (“ICs”) and electronic devices and increasingly sophisticated manufactured products, by optimizing performance, minimizing power consumption, shortening the time to bring their products to market and reducing their design, development and manufacturing costs. Cadence’s product offerings include software, hardware, services and reusable IC design blocks, which are commonly referred to as intellectual property (“IP”). Cadence also provides maintenance for its software, hardware, and IP product offerings.
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
Comparability
Effective on the first day of fiscal 2018, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 29, 2018 and the consolidated income statements for fiscal 2018 were prepared using accounting standards that were different than those in effect for fiscal 2017 and fiscal 2016. Therefore, the consolidated balance sheets as of December 29, 2018 are not directly comparable to the consolidated balance sheets as of December 30, 2017, nor are the results of operations for fiscal 2018 comparable to the results of operations for fiscal 2017 and fiscal 2016.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and Subtopic 985-605 “Software - Revenue Recognition.” Topic 605 and Subtopic 985-605 are collectively referred to as “Topic 605” or “prior GAAP.” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several amendments to the standard, including updates on accounting for licenses of IP and identifying performance obligations.
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

The most significant impacts of the adoption of Topic 606 were as follows:

•
At the adoption date, Cadence increased retained earnings by $85.4 million for uncompleted contracts for which revenue will not be recognized in future periods under Topic 606. This revenue would otherwise have been recognized in prior periods, so the beginning balance of unbilled receivables increased by $47.3 million, contract assets were established at $4.0 million, deferred revenue decreased by $57.4 million and accrued liabilities increased by $23.3 million;

•
Revenue generated under Topic 606 was slightly lower than revenue would have been under Topic 605 in fiscal 2018. This is the result of a combination of factors, including the elimination of deferred revenue that, under Topic 605, would have continued to be recognized into revenue in 2018 and beyond, as well as changes in the timing of revenue recognition as discussed below. The actual effects on revenue recognized for fiscal 2018 are reported in the table below; and

•
Cadence capitalized $27.3 million of incremental sales commission costs at the adoption date directly related to obtaining customer contracts and is amortizing these costs over the life of the contract.

Notwithstanding the shift from recognizing revenue under Topic 605 to doing so under Topic 606, Cadence continues to recognize revenue over time for its time-based software arrangements, which generate a majority of total revenue. Under Topic 605, Cadence could not establish vendor specific objective evidence (“VSOE”) for its undelivered elements and therefore was not able to separate its delivered software licenses from those undelivered elements, such as technical support and unspecified (when-and-if available) update rights. Topic 606 no longer requires separability of promised goods or services, such as software licenses, technical support, or unspecified update rights on the basis of VSOE. Rather, Topic 606 requires Cadence to identify the performance obligations in the contract — that is, those promised goods and services (or bundles of promised goods or services) that are distinct — and allocate the transaction price of the contract to those performance obligations on the basis of stand-alone selling prices (“SSPs”). The transaction price allocated to each performance obligation is then recognized either at a point in time or over time using an appropriate measure of progress. Under Topic 606, Cadence has concluded that its software licenses in time-based arrangements are not distinct from each other, or from its obligation to provide unspecified software updates to the licensed software throughout the license term, because the multiple software licenses represent inputs to a single, combined offering, and timely, relevant software updates are integral to maintaining the utility of the software licenses. Cadence will recognize revenue for the combined performance obligation, which also includes the coterminous technical support provided to the customer, ratably over the term of the arrangement.
In contrast to the similar accounting result for time-based software arrangements, revenue related to certain IP licenses are now recognized upon delivery under Topic 606, as opposed to over time under Topic 605, because the requirement to have VSOE for undelivered elements under prior GAAP is eliminated under Topic 606. Certain perpetual software licenses are now recognized over time under Topic 606, as opposed to upon delivery under Topic 605, because these software licenses and the when-and-if available updates provided to the customer are accounted for together as one performance obligation and recognized over time.
More judgments and estimates are required under Topic 606 than were required under Topic 605. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.
The timing of revenue recognition for hardware and professional services remained substantially unchanged. Cadence’s overall mix of revenue recognized at a point in time versus over time remained relatively constant, with approximately 90% recognizable over time.
The following table summarizes the effects of adopting Topic 606 on Cadence’s consolidated balance sheet as of December 29, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Receivables, net	$297,082	$(12,099)	$284,983
Prepaid expenses and other	92,550	(10,055)	82,495
Long-term receivables	5,972	(623)	5,349
Other assets	371,231	(17,013)	354,218
Accounts payable and accrued liabilities*	256,526	(17,438)	239,088
Current portion of deferred revenue	352,456	45,119	397,575
Long-term portion of deferred revenue	48,718	17,637	66,355
Retained earnings	772,709	(86,120)	686,589
Accumulated other comprehensive loss	(24,780)	1,012	(23,768)
_____________
* Cadence has certain arrangements under which consideration is received from customers prior to identifying the specific goods or services to be delivered under the contract. Cadence records an accrued liability on a contract-by-contract basis at the end of each reporting period for cash consideration received.

The following table summarizes the effects of adopting Topic 606 on Cadence’s consolidated income statement for fiscal 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands, except per share amounts)
Product and maintenance revenue	$1,997,887	$1,031	$1,998,918
Services revenue	140,135	6,643	146,778
Cost of product and maintenance	173,011	571	173,582
Marketing and sales expense	439,669	3,947	443,616
Provision for income taxes	30,613	(2,364)	28,249
Net income	345,777	5,520	351,297
Net income per share - basic	1.26	0.02	1.28
Net income per share - diluted	1.23	0.02	1.25
Cadence’s net cash provided by operating activities for fiscal 2018 did not change due to the adoption of Topic 606. The following table summarizes the effects of adopting Topic 606 on the financial statement line items of Cadence’s consolidated statement of cash flows for fiscal 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Net income	$345,777	$5,520	$351,297
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(11,676)	(2,213)	(13,889)
Changes in operating assets and liabilities:
Receivables	(87,083)	(28,226)	(115,309)
Prepaid expenses and other	(19,622)	5,968	(13,654)
Other assets	(16,077)	3,461	(12,616)
Accounts payable and accrued liabilities	1,553	10,100	11,653
Deferred revenue	100,696	5,390	106,086
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
Prior to the adoption of the updated standard, Cadence’s investment in marketable equity securities was classified as available-for-sale, and changes in the fair value of the underlying securities were reported in accumulated other comprehensive loss in the consolidated balance sheets. The new standard eliminated the available-for-sale classification for equity securities and requires changes in the fair value of Cadence’s investment to be recognized through net income for fiscal 2018 and each subsequent reporting period. Upon adoption, Cadence recorded a cumulative-effect adjustment to increase retained earnings in the amount of $2.6 million related to unrealized holding gains previously recorded in accumulated other comprehensive loss.
Cadence’s non-marketable investments in equity securities consist of investments in privately-held companies and are presented as other assets in the consolidated balance sheets. Prior to the adoption of the updated standard, non-marketable investments that were not accounted for using the equity method of accounting were recorded at cost, less impairment. The new standard eliminated the cost method of accounting for investments in equity securities that do not have readily determinable fair values and permits the election of a measurement alternative that allows such securities to be recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for an identical or similar investment of the same issuer. Cadence adopted the provisions of the new standard applicable to its investments in equity securities without a readily determinable fair value on a prospective basis and elected the measurement alternative for non-marketable investments previously accounted for under the cost method of accounting. Gains and losses resulting from observable price changes or impairment will be recorded through net income in the period incurred. For additional information regarding Cadence’s investments in equity securities, see Note 7 to the consolidated financial statements.

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
Stock-based Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Cadence adopted the standard on the first day of fiscal 2018. The adoption of this standard did not impact Cadence’s consolidated financial statements or the related disclosures.
Cumulative Effect Adjustments to Retained Earnings
The following table presents the cumulative effect adjustments, net of income tax effects, to beginning retained earnings for new accounting standards adopted by Cadence on the first day of fiscal 2018:

Retained Earnings
(In thousands)
Balance, December 30, 2017, as previously reported	$341,003
Cumulative effect adjustment from the adoption of new accounting standards:
Revenue from Contracts with Customers (Topic 606)*	91,640
Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	2,638
Income taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory	(8,349)
Balance, December 30, 2017, as adjusted	426,932
Net Income	345,777
Balance, December 29, 2018	$772,709
_____________
* The cumulative effect adjustment from the adoption of Revenue from Contracts with Customers (Topic 606) is presented net of the related income tax effect of $17.5 million.
New Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” requiring, among other things, the recognition of lease liabilities and corresponding right-of-use assets on the balance sheet by lessees for all leases with a term longer than 12 months. The new standard is effective for Cadence in the first quarter of fiscal 2019. A modified retrospective approach is required, applying the new standard to leases existing as of the date of initial application. An entity may choose to apply the standard as of either its effective date or the beginning of the earliest comparative period presented in the financial statements. Cadence adopted the new standard on December 30, 2018, the first day of fiscal 2019, and used the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to the first quarter of fiscal 2019. Cadence elected certain practical expedients permitted under the transition guidance within the new standard, which among other things, allowed Cadence to carry forward its prior conclusions about lease identification and classification.
Cadence estimates the key change upon adoption of the standard will result in balance sheet recognition of additional lease assets and lease liabilities ranging from $75 to $85 million as of December 30, 2018, which is based on the present value of committed lease payments. Cadence does not expect the adoption of the new standard to have a material impact on the recognition, measurement or presentation of lease expenses within its consolidated income statements, consolidated statements of comprehensive income or consolidated statements of cash flows.
The new standard also provides updated guidance for lessor accounting; however, Cadence does not expect the new standard to have a material effect on its consolidated financial statements for arrangements in which it is the lessor.

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
Concentrations of Credit Risk
Financial instruments, including derivative financial instruments, that may potentially subject Cadence to concentrations of credit risk, consist principally of cash and cash equivalents, accounts receivable, investments and forward contracts. Credit exposure related to Cadence’s foreign currency forward contracts is limited to the realized and unrealized gains on these contracts.
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
Receivables
Cadence’s receivables, net includes invoiced accounts receivable and the current portion of unbilled receivables. Unbilled receivables represent amounts Cadence has recorded as revenue for which payments from a customer are due over time and Cadence has an unconditional right to the payment. Cadence’s accounts receivable and unbilled receivables were initially recorded at the transaction value. Cadence’s long-term receivables balance includes receivable balances to be invoiced more than one year after each balance sheet date.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cadence’s inventories include high technology parts and components for complex emulation and prototyping hardware systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s policy is to reserve for inventory in excess of 12-month demand or for other known obsolescence or realization issues.
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

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $3.6 million, $2.2 million, and $3.5 million during fiscal 2018, 2017 and 2016, respectively.
Cadence recorded depreciation and amortization expense of $60.4 million, $52.9 million and $52.7 million during fiscal 2018, 2017 and 2016, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2018, 2017 and 2016 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs as of December 29, 2018 were $31.2 million and are included in other assets in Cadence’s consolidated balance sheet. Amortization of these assets during fiscal 2018 was $26.5 million and is included in sales and marketing expense in Cadence’s consolidated income statement.
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
Cadence reviews its long-lived assets, including acquired intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. Recoverability of an asset or asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset or asset group is expected to generate. If it is determined that the carrying amount of an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset or asset group exceeds its fair value.
Investments in Equity Securities
Cadence’s investments in marketable equity securities are carried at fair value as a component of prepaid expenses and other in the consolidated balance sheets. Cadence records realized and unrealized holding gains or losses as part of other income, net in the consolidated income statements.

Cadence’s non-marketable investments include its investments in privately-held companies. These investments are initially recorded at cost and are included in other assets in the consolidated balance sheets. Cadence accounts for these investments using the measurement alternative when the fair value of the investment is not readily determinable and Cadence does not have the ability to exercise significant influence or the equity method of accounting when it is determined that Cadence has the ability to exercise significant influence. For investments accounted for using the equity method of accounting, Cadence records its proportionate share of the investee’s income or loss, net of the effects of any basis differences, to other income, net on a one-quarter lag in Cadence’s consolidated income statements.
Cadence reviews its non-marketable investments on a regular basis to determine whether its investments in these companies are other-than-temporarily impaired. Cadence considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its review. If Cadence determines the carrying value of an investment exceeds its fair value, and that difference is other than temporary, Cadence writes down the value of the investment to its fair value. Cadence records investment write-downs in other income, net, in the consolidated income statements.
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
The selected investments held in the NQDC accounts are carried at fair value, with the unrealized gains and losses recognized in the consolidated income statements as other income, net. These securities are classified in other assets in the consolidated balance sheets because they are not available for Cadence’s use in its operations.
Cadence’s obligation with respect to the NQDC trust is recorded in other long-term liabilities on the consolidated balance sheets. Increases and decreases in the NQDC trust liability are recorded as compensation expense in the consolidated income statements.
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded by Cadence on the reissuance of treasury stock during fiscal 2018, 2017 or 2016.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which Cadence expects to be entitled in exchange for promised goods or services. Cadence’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that transferred to customers over time accounted for approximately 90% of Cadence’s total revenue for the fiscal year ended December 29, 2018.
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
Software Revenue Recognition
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
Hardware Revenue Recognition
Cadence generally has two performance obligations in arrangements involving the sale or lease of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide maintenance on hardware and its embedded software, which includes rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The transaction price allocated to the hardware product is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. Cadence has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. The transaction price allocated to maintenance is recognized as revenue ratably over the maintenance term. Payments for hardware contracts are generally received upon delivery of the hardware product. Shipping and handling costs are considered fulfillment costs and are included in cost of product and maintenance in Cadence’s consolidated income statements.
IP Revenue Recognition
Cadence generally licenses IP under nonexclusive license agreements that provide usage rights for specific designs. In addition, for certain of Cadence’s IP license agreements, royalties are collected as customers ship their own products that incorporate Cadence IP. These arrangements generally have two performance obligations — transferring the licensed IP and associated maintenance, which includes rights to technical support and software updates that are all provided over the maintenance term and have a time-based pattern of transfer to the customer. Revenue allocated to the IP license is recognized at a point in time upon the later of the delivery of the IP or the beginning of the license period and revenue allocated to the maintenance is recognized over the maintenance term. Royalties are recognized as revenue in the quarter in which the applicable Cadence customer ships its products that incorporate Cadence IP. Payments for IP contracts are generally received upon delivery of the IP. Cadence customizes certain IP and revenue related to this customization is recognized as services revenue as described below.
Services Revenue Recognition
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

Stock-Based Compensation
Cadence recognizes the cost of awards of equity instruments granted to employees in exchange for their services as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period, which is typically the vesting period. Cadence recognizes stock-based compensation expense on the straight-line method for awards that only contain a service condition and on the graded-vesting method for awards that contain both a service and performance condition. Cadence recognizes the impact of forfeitures on stock-based compensation expense as they occur.
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
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $7.6 million, $7.4 million and $8.4 million during fiscal 2018, 2017 and 2016, respectively, and is included in marketing and sales in the consolidated income statements.
Restructuring Charges
Cadence records personnel-related restructuring charges with termination benefits when the costs are both probable and estimable. Cadence records personnel-related restructuring charges with non-customary termination benefits when the plan has been communicated to the affected employees. Cadence records facilities-related restructuring charges in the period in which the affected facilities are vacated. In connection with facilities-related restructuring plans, Cadence has made a number of estimates and assumptions related to losses on excess facilities that have been vacated or consolidated, particularly the timing of subleases and sublease terms. Closure and space reduction costs included in the restructuring charges include payments required under leases less any applicable estimated sublease income after the facilities are abandoned, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.
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
For additional discussion of income taxes, see Note 6 in the notes to the consolidated financial statements.

NOTE 3. DEBT
Cadence’s outstanding debt as of December 29, 2018 and December 30, 2017 was as follows:

	December 29, 2018			December 30, 2017
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$100,000	$—	$100,000	$85,000	$—	$85,000
2019 Term Loan	—	—	—	300,000	(226)	299,774
2024 Notes	350,000	(4,709)	345,291	350,000	(5,405)	344,595
Total outstanding debt	$450,000	$(4,709)	$445,291	$735,000	$(5,631)	$729,369
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
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.250% and 1.875% per annum or at the base rate plus a margin between 0.25% and 0.875% per annum. As of December 29, 2018, the interest rate on Cadence’s credit facility was 4.07%. Interest is payable quarterly. A commitment fee ranging from 0.15% to 0.30% is assessed on the daily average undrawn portion of revolving commitments.
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of December 29, 2018 and December 30, 2017, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2019 Term Loan
In January 2016, Cadence entered into a $300.0 million three-year senior unsecured non-amortizing term loan facility due on January 28, 2019 (the “2019 Term Loan”) with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. In July 2018, Cadence prepaid the outstanding principal amount of $300.0 million and all accrued interest.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The carrying value of the 2024 Notes approximates the estimated fair value as of December 29, 2018.
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

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of December 29, 2018 and December 30, 2017 were as follows:

	As of
	December 29, 2018	December 30, 2017
	(In thousands)
Accounts receivable	$164,223	$119,325
Unbilled accounts receivable	136,795	71,101
Long-term receivables	5,972	12,239
Total receivables	306,990	202,665
Less allowance for doubtful accounts	(3,936)	—
Total receivables, net	$303,054	$202,665
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of December 29, 2018, one customer accounted for 11% of Cadence’s total receivables. As of December 30, 2017, one customer accounted for 17% of Cadence’s total receivables.
Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2018, 2017 and 2016 were as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended December 29, 2018	$—	$5,102	$(1,166)	$3,936
Year ended December 30, 2017	—	2,623	(2,623)	—
Year ended December 31, 2016	$—	$308	$(308)	$—
NOTE 5. REVENUE
Cadence combines its products and technologies into five product groups related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product groups and services for fiscal 2018, 2017 and 2016:

	2018	2017	2016
Functional Verification, including Emulation and Prototyping Hardware	24%	22%	25%
Digital IC Design and Signoff	29%	29%	29%
Custom IC Design and Simulation	26%	27%	25%
System Interconnect and Analysis	9%	10%	10%
IP	12%	12%	11%
Total	100%	100%	100%
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

Significant Judgments
Cadence’s contracts with customers often include promises to transfer to a customer multiple software and/or IP licenses and services, including professional services, technical support services, and rights to unspecified updates. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of Cadence’s IP license arrangements, Cadence has concluded that the licenses and associated services are distinct from each other. In others, like Cadence’s time-based software arrangements, the licenses and certain services are not distinct from each other. Cadence’s time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and Cadence has concluded that these promised goods and services are a single, combined performance obligation.
Judgment is required to determine the SSP for each distinct performance obligation. Cadence rarely licenses or sells products on a standalone basis, so Cadence is required to estimate the SSP for each performance obligation. In instances where the SSP is not directly observable because Cadence does not sell the license, product or service separately, Cadence determines the SSP using information that maximizes the use of observable inputs and may include market conditions. Cadence typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, Cadence may use information such as the size of the customer and geographic region of the customer in determining the SSP.
Revenue is recognized over time for Cadence’s combined performance obligations that include software licenses, updates, technical support and maintenance that are separate performance obligations. For Cadence’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. For Cadence’s other performance obligations recognized over time, revenue is generally recognized using a time-based measure of progress reflecting generally consistent efforts to satisfy those performance obligations throughout the arrangement term.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on Cadence’s consolidated balance sheets. For certain software, hardware and IP agreements with payment plans, Cadence records an unbilled receivable related to revenue recognized upon transfer of control because it has an unconditional right to invoice and receive payment in the future related to those transferred products or services. Cadence records a contract asset when revenue is recognized prior to invoicing and Cadence does not have the unconditional right to invoice or retains performance risk with respect to that performance obligation. Cadence records deferred revenue when revenue is recognized subsequent to invoicing. For Cadence’s time-based software agreements, customers are generally invoiced in equal, quarterly amounts, although some customers prefer to be invoiced in single or annual amounts.
The contract assets indicated below are presented as prepaid expenses and other in the consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of December 29, 2018 on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of December 29, 2018 and December 30, 2017 were as follows:

	As of
	December 29, 2018	December 30, 2017
		As Adjusted
	(In thousands)
Contract assets	$10,055	$3,964
Deferred revenue	401,174	336,060

During fiscal 2018, Cadence recognized revenue of $284.3 million that was included in the deferred revenue balance, as adjusted for Topic 606, as of December 30, 2017. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. The Company has elected to exclude the future royalty payments from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $2.9 billion as of December 29, 2018, of which Cadence expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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
During fiscal 2018, Cadence recognized revenue of $34.3 million from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 6. INCOME TAXES
Cadence’s income before provision for income taxes included income from the United States and from foreign subsidiaries for fiscal 2018, 2017 and 2016, was as follows:

	2018	2017	2016
	(In thousands)
United States	$58,963	$81,619	$84,694
Foreign subsidiaries	317,427	233,427	152,459
Total income before provision for income taxes	$376,390	$315,046	$237,153
Cadence’s provision for income taxes was comprised of the following items for fiscal 2018, 2017 and 2016:

	2018	2017	2016
	(In thousands)
Current:
Federal	$902	$(2,193)	$4,839
State and local	(1,270)	(2,097)	50
Foreign	42,657	35,301	34,047
Total current	42,289	31,011	38,936

Deferred:
Federal	(10,324)	76,494	(5,291)
State and local	886	5,571	6,006
Foreign	(2,238)	(2,131)	(5,584)
Total deferred	(11,676)	79,934	(4,869)

Total provision for income taxes	$30,613	$110,945	$34,067

The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rates of 21% to income before provision for income taxes for fiscal 2018 and of 35% to income before provision for income taxes for fiscal 2017 and 2016 as follows:

	2018	2017	2016
	(In thousands)
Provision computed at federal statutory income tax rate	$79,042	$110,266	$83,003
State and local income tax, net of federal tax effect	15,540	5,867	5,534
Foreign income tax rate differential	(37,031)	(65,296)	(36,098)
Deemed repatriation transition tax	(1,409)	67,188	—
Remeasurement of U.S. deferred tax assets and liabilities	—	25,200	—
U.S. tax on foreign entities	28,846	—	—
Stock-based compensation	(13,539)	(24,455)	(13,132)
Change in deferred tax asset valuation allowance	13,234	4,689	1,243
Tax credits	(72,815)	(26,789)	(39,765)
Repatriation of foreign earnings	—	—	25,145
Non-deductible research and development expense	4,700	—	—
Tax effects of intra-entity transfer of assets	79	(8,450)	(7,661)
Domestic production activity deduction	—	(2,474)	(2,826)
Withholding taxes	11,535	11,225	9,870
Tax settlements, foreign	—	3,086	5,620
Increase in unrecognized tax benefits not included in tax settlements	(1,545)	4,054	614
Other	3,976	6,834	2,520
Provision for income taxes	$30,613	$110,945	$34,067
Effective tax rate	8%	35%	14%
The Tax Act was enacted in December 2017 and included several provisions that affected Cadence significantly, such as a one-time, mandatory transition tax on its previously untaxed foreign earnings and a reduction in the federal corporation income tax rate from 35% to 21% as of January 1, 2018, among others.
Cadence is required to recognize the effect of tax law changes in the period of enactment, which in the case of the Tax Act was December 2017, even though the effective date for most provisions of the Tax Act was January 1, 2018. The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed registrants to record reasonable estimates or to apply tax laws in effect prior to the enactment of the Tax Act for a period of up to one year from the date of enactment when it did not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the changes in taxation.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, Cadence recorded a provisional $67.2 million expense related to the one-time transition tax during fiscal 2017. In accordance with SAB 118, this amount was updated to $65.8 million of expense during fiscal 2018. For purposes of SAB 118, the accounting for the tax effects of the Tax Act is complete.
Cadence adopted the new accounting standard related to stock-based compensation in fiscal 2016, which required the excess tax benefits or deficiencies to be reflected in the consolidated income statements as a component of the provision for income taxes, whereas these income tax effects were previously recognized in stockholders’ equity in the consolidated balance sheets. Total excess tax benefits recognized in the provision for income taxes in fiscal 2018, fiscal 2017 and fiscal 2016, were $21.3 million, $32.0 million and $17.2 million, respectively.

The components of deferred tax assets and liabilities consisted of the following as of December 29, 2018 and December 30, 2017:

	As of
	December 29, 2018	December 30, 2017
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$197,524	$164,687
Reserves and accruals	43,522	42,357
Intangible assets	12,096	13,112
Capitalized research and development expense for income tax purposes	6,975	10,621
Operating loss carryforwards	15,347	20,650
Deferred income	6,580	12,178
Capital loss carryforwards	20,342	20,266
Stock-based compensation costs	15,329	15,782
Depreciation and amortization	8,759	7,665
Investments	2,900	3,201
Total deferred tax assets	329,374	310,519
Valuation allowance	(108,724)	(95,491)
Net deferred tax assets	220,650	215,028

Deferred tax liabilities:
Intangible assets	(36,194)	(36,683)
Undistributed foreign earnings	(27,627)	(23,563)
Other	(2,497)	(2,730)
Total deferred tax liabilities	(66,318)	(62,976)
Total net deferred tax assets	$154,332	$152,052
During fiscal 2018 and 2017, Cadence maintained valuation allowances of $108.7 million and $95.5 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:

•
Tax credits in certain states that are accumulating at a rate greater than Cadence’s capacity to utilize the credits and tax credits in certain states where it is likely the credits will expire unused;

•	Federal, state and foreign deferred tax assets related to investments and capital losses that can only be utilized against gains that are capital in nature; and

•	Foreign tax credits that can only be fully utilized if Cadence has sufficient income of a specific character in the future.
As of December 29, 2018, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$1,374	from 2021 through 2029
California	175,541	from 2019 through 2037
Other states (tax effected, net of federal benefit)	2,333	from 2019 through 2037
Foreign (tax effected)	293	from 2025 through indefinite

As of December 29, 2018, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$108,934	from 2023 through 2038
California	61,473	indefinite
Other states	10,445	from 2019 through 2038
Foreign	16,672	from 2019 through 2038
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of December 29, 2018 Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States - Federal	2015
United States - California	2014
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$110,179	$98,540	$87,820
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year*	(4,183)	688	(155)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	2,370	13,141	11,342
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(5,179)	(3,028)	(149)
Effect of foreign currency translation	(1,330)	838	(318)
Unrecognized tax benefits at the end of the fiscal year	$101,857	$110,179	$98,540

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$58,022	$63,108	$56,248
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision for income taxes for fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(In thousands)
Interest	$585	$1,865	$1,166
Penalties	342	218	3

The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 29, 2018 and December 30, 2017 were as follows:

	As of
	December 29, 2018	December 30, 2017
	(In thousands)
Interest	$2,699	$2,511
Penalties	10	151
NOTE 7. INVESTMENTS
Cadence has a portfolio of equity investments that includes investments in both marketable and non-marketable securities. These investments primarily consist of cash investments in companies with technologies or services that are potentially strategically important to Cadence.
Marketable Investments
Cadence’s investment in marketable equity securities consists of purchased shares of a publicly-held company and is included in prepaid expense and other in Cadence’s consolidated balance sheets. During fiscal 2018, with the adoption of ASU 2016-01, changes in the fair value of these investments were recorded to other income, net in Cadence’s consolidated income statements. During fiscal 2017 and fiscal 2016, changes in fair value of these investments were recorded to accumulated other comprehensive loss in Cadence’s consolidated balance sheets. For additional information regarding the adoption of ASU 2016-01, see Note 2 to the consolidated financial statements under the heading “Recently Adopted Accounting Standards.”
Non-Marketable investments
Cadence’s investments in non-marketable equity securities generally consist of stock, convertible debt or other instruments of privately-held entities and are included in other assets on Cadence’s consolidated balance sheets. For investments accounted for using the equity method of accounting, Cadence records its proportionate share of income or loss, net of the effects of any basis differences, to other income, net on a one-quarter lag in Cadence's consolidated income statements.
In December 2018, Cadence made a minority investment in a privately held company for approximately $116 million. The investment is being accounted for using the equity method of accounting. Cadence’s investments in non-marketable equity securities that are accounted for using the equity method of accounting ranged from approximately 12% to 35% equity ownership and had an aggregate carrying value of $118.2 million and $2.5 million as of December 29, 2018 and December 30, 2017, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. These investments are recorded at cost, less impairment, if any, plus or minus changes resulting from observable price changes in market-based transactions for identical or similar investments of the same issuer. During the fiscal year ended December 29, 2018, there were no observable price changes or impairments related to Cadence’s non-marketable investments in equity securities without a readily determinable fair value. The carrying value of these investments was $0.5 million as of December 29, 2018 and December 30, 2017.
NOTE 8. ACQUISITIONS
During fiscal 2017, Cadence completed two business combinations for total cash consideration of $142.8 million, after taking into account cash acquired of $4.2 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded a total of $76.4 million of acquired intangible assets (of which $71.5 million represents in-process technology), $90.2 million of goodwill and $19.6 million of net liabilities consisting primarily of deferred tax liabilities. Cadence will also make payments to certain employees, subject to continued employment and other performance-based conditions, through the fourth quarter of fiscal 2020.
During fiscal 2016, Cadence completed two business combinations for total cash consideration of $42.4 million, after taking into account cash acquired of $1.8 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded a total of $23.6 million of goodwill, $23.2 million of acquired intangible assets and $2.6 million of net liabilities consisting primarily of deferred revenue. Cadence will also make payments to certain employees, subject to continued employment and other conditions, through the second quarter of fiscal 2019.
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

Acquisition-related Transaction Costs
There were no direct transaction costs associated with acquisitions during fiscal 2018. Transaction costs associated with acquisitions were $0.6 million and $1.1 million during fiscal 2017 and 2016, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence’s consolidated income statements.
NOTE 9. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2018 and 2017 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2016	$572,764
Goodwill resulting from acquisitions	90,218
Effect of foreign currency translation	3,027
Balance as of December 30, 2017	666,009
Effect of foreign currency translation	(3,737)
Balance as of December 29, 2018	$662,272
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2018 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.
Acquired Intangibles, Net
Acquired intangibles as of December 29, 2018 were as follows, excluding intangibles that were fully amortized as of December 30, 2017:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$330,500	$(225,383)	$105,117
Agreements and relationships	146,426	(100,211)	46,215
Tradenames, trademarks and patents	10,718	(8,093)	2,625
Total acquired intangibles with definite lives	487,644	(333,687)	153,957
In-process technology	71,500	—	71,500
Total acquired intangibles	$559,144	$(333,687)	$225,457
In-process technology as of December 29, 2018 consisted of acquired projects that, if completed, will contribute to Cadence’s design IP offerings. As of December 29, 2018, these projects were expected to be completed in approximately three to twelve months. During fiscal 2018, there were no transfers from in-process technology to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2018, 2017 and 2016, by consolidated income statement caption, was as follows:

	2018	2017	2016
	(In thousands)
Cost of product and maintenance	$39,247	$41,781	$42,387
Amortization of acquired intangibles	14,086	14,716	18,095
Total amortization of acquired intangibles	$53,333	$56,497	$60,482
Estimated amortization expense for intangible assets with definite lives for the following five fiscal years and thereafter was as follows:

(In thousands)
2019	$46,217
2020	40,612
2021	36,115
2022	17,810
2023	5,325
Thereafter	7,878
Total estimated amortization expense	$153,957
NOTE 10. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2018, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 2.0 million. As of December 29, 2018, the total number of shares available for future issuance under the Omnibus Plan was 9.4 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a three- to four-year period. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of December 29, 2018, the total number of shares available for future issuance under the Directors Plan was 0.5 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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

Stock-based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(In thousands)
Stock options	$5,581	$5,417	$5,649
Restricted stock	153,348	117,797	96,989
ESPP	8,786	6,809	6,579
Total stock-based compensation expense	$167,715	$130,023	$109,217

Income tax benefit	$32,830	$36,664	$30,980
Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2018, 2017 and 2016 as follows:

	2018	2017	2016
	(In thousands)
Cost of product and maintenance	$2,631	$2,218	$1,995
Cost of services	3,714	3,232	2,911
Marketing and sales	34,665	26,838	22,700
Research and development	104,353	77,222	64,061
General and administrative	22,352	20,513	17,550
Total stock-based compensation expense	$167,715	$130,023	$109,217
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Dividend yield	None	None	None
Expected volatility	24.3%	21.2%	31.5%
Risk-free interest rate	2.54%	2.01%	1.21%
Expected term (in years)	4.8	4.8	4.8
Weighted-average fair value of options granted	$10.24	$6.86	$5.84

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2018 is presented below:

		Weighted- Average	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 30, 2017	5,783	$16.56
Granted	736	39.57
Exercised	(993)	11.84
Canceled and forfeited	(112)	18.83
Options outstanding as of December 29, 2018	5,414	$20.51	3.6	$120,215
Options vested as of December 29, 2018	4,029	$16.68	3.0	$104,852
Cadence had total unrecognized compensation expense related to stock option grants of $10.8 million as of December 29, 2018, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.3 years.
The total intrinsic value of and cash received from options exercised during fiscal 2018, 2017 and 2016 was:

	2018	2017	2016
	(In thousands)
Intrinsic value of options exercised	$31,109	$45,643	$44,835
Cash received from options exercised	11,748	22,255	30,984
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
Certain long-term, performance-based stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Stock-based compensation expense is recognized straight-line over the vesting term. If the market conditions are not ultimately met, compensation expense previously recognized is not reversed. As of December 29, 2018, Cadence had granted a total of 1.53 million shares of long-term, performance-based stock awards to executives.
Stock-based compensation expense related to performance-based restricted stock grants for fiscal 2018, 2017 and 2016 was as follows:

	2018	2017	2016
	(In thousands)
Stock-based compensation expense related to performance-based grants	$12,868	$8,224	$9,195

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2018 is presented below:

		Weighted- Average Grant Date	Weighted- Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of December 30, 2017	11,968	$27.11
Granted	3,940	42.88
Vested	(5,457)	28.49
Forfeited	(749)	28.15
Unvested shares as of December 29, 2018	9,702	$32.67	1.1	$420,464
Cadence had total unrecognized compensation expense related to restricted stock grants of $261.6 million as of December 29, 2018, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 1.9 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2018, 2017 and 2016 was:

	2018	2017	2016
	(In thousands)
Fair value of restricted stock realized upon vesting	$232,099	$174,548	$113,114
Employee Stock Purchase Plan
Cadence provides an ESPP, as amended from time to time. A majority of Cadence employees are eligible to participate in the ESPP. Under the terms of the ESPP, for the offering period that commenced August 1, 2018, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 10% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $10,000. Each offering period has a six-month duration beginning on either February 1 or August 1. The purchase dates fall on the last days of the six-month offering periods. Under the ESPP and through the July 31, 2018 purchase date, participating employees could contribute up to 7% of their annual base earnings plus bonuses and commissions, subject to a limit in any calendar year of $8,000. During fiscal 2018, Cadence’s stockholders approved an amendment to Cadence’s Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance by 4.0 million. As of December 29, 2018, the total number of shares available for future issuance under the ESPP was 7.0 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Dividend yield	None	None	None
Expected volatility	21.1%	20.4%	24.4%
Risk-free interest rate	2.05%	0.92%	0.43%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of options granted	$9.24	$6.64	$4.85

Shares of common stock issued under the ESPP for fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	892	1,270	1,471
Cash received for the purchase of shares under the ESPP	$29,160	$26,709	$24,450
Weighted-average purchase price per share	$32.69	$21.04	$16.62
Reserved for Future Issuance
As of December 29, 2018, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	16,819
Employee stock purchase plans	7,027
Directors stock plans*	1,138
Total	24,984
_____________
*Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.
NOTE 11. STOCK REPURCHASE PROGRAMS
In January 2017, Cadence’s Board of Directors authorized the repurchase of shares of Cadence common stock with a value of up to $525.0 million in the aggregate. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 29, 2018, $175.0 million remained available to repurchase shares of Cadence common stock under the current authorization.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(In thousands)
Shares repurchased	5,934	2,495	40,493
Total cost of repurchased shares	$250,059	$100,025	$960,289
NOTE 12. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated and charges related to abandoned assets. During the fourth quarter of fiscal 2018, Cadence initiated a restructuring plan (the “2018 Restructuring Plan”) and recorded restructuring and other charges of $13.8 million related to severance payments, termination benefits and estimated lease losses related to vacated facilities. As of December 29, 2018, total liabilities related to the 2018 Restructuring Plan were $11.5 million.
Cadence also initiated restructuring plans during both fiscal 2017 and fiscal 2016 (the “prior restructuring plans”). During fiscal 2018, Cadence revised certain estimates made in connection with the prior restructuring plans and recorded credits of $2.7 million. As of December 29, 2018, total liabilities related to the prior restructuring plans were $0.5 million.

The following table presents activity for Cadence’s restructuring plans during fiscal 2018, 2017 and 2016:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, January 2, 2016	$751	$386	$1,137
Restructuring and other charges, net	40,411	544	40,955
Non-cash charges	—	(159)	(159)
Cash payments	(16,890)	(679)	(17,569)
Effect of foreign currency translation	130	(34)	96
Balance, December 31, 2016	$24,402	$58	$24,460
Restructuring and other charges, net	9,027	379	9,406
Cash payments	(20,170)	(186)	(20,356)
Effect of foreign currency translation	276	(2)	274
Balance, December 30, 2017	$13,535	$249	$13,784
Restructuring and other charges, net	10,268	821	11,089
Cash payments	(12,688)	(192)	(12,880)
Effect of foreign currency translation	61	(30)	31
Balance, December 29, 2018	$11,176	$848	$12,024
The remaining liability for Cadence’s restructuring plans is recorded in the consolidated balance sheet as follows:

As of
December 29, 2018
(In thousands)
Accounts payable and accrued liabilities	$11,597
Other long-term liabilities	427
Total liabilities	$12,024
All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet as of December 29, 2018. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
NOTE 13. OTHER INCOME, NET
Cadence’s other income, net, for fiscal 2018, 2017 and 2016 was as follows:

	2018	2017	2016
	(In thousands)
Interest income	$8,070	$3,879	$2,917
Gains (losses) on marketable equity investments	(551)	520	263
Gains on non-marketable equity investments	3,300	8,934	2,668
Gains (losses) on securities in NQDC trust	(1,471)	6,145	1,741
Gains (losses) on foreign exchange	(5,557)	(2,920)	6,879
Gain on sale of property, plant and equipment	—	—	923
Other income (loss), net	(471)	197	531
Total other income, net	$3,320	$16,755	$15,922

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
The calculations for basic and diluted net income per share for fiscal 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(In thousands, except per share amounts)
Net income	$345,777	$204,101	$203,086
Weighted-average common shares used to calculate basic net income per share	273,729	272,097	284,502
Stock-based awards	7,415	8,124	6,754
Weighted-average common shares used to calculate diluted net income per share	281,144	280,221	291,256
Net income per share - basic	$1.26	$0.75	$0.71
Net income per share - diluted	$1.23	$0.73	$0.70
The following table presents shares of Cadence’s common stock outstanding for fiscal 2018, 2017 and 2016 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2018	2017	2016
	(In thousands)
Long-term performance-based awards	50	152	1,069
Options to purchase shares of common stock	637	303	581
Non-vested shares of restricted stock	290	77	27
Total potential common shares excluded	977	532	1,677

NOTE 15. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of December 29, 2018 and December 30, 2017 is as follows:

	As of
	December 29, 2018	December 30, 2017
	(In thousands)
Inventories:
Raw materials	$16,392	$17,491
Finished goods	11,770	15,718
Inventories	$28,162	$33,209

Property, plant and equipment:
Computer equipment and related software	$574,333	$537,144
Buildings	126,927	127,478
Land	55,802	55,840
Leasehold, building and land improvements	108,529	106,173
Furniture and fixtures	27,087	27,590
Equipment	52,088	50,340
In-process capital assets	6,357	5,154
Total cost	951,123	909,719
Less: Accumulated depreciation and amortization	(698,493)	(658,377)
Property, plant and equipment, net	$252,630	$251,342

Other assets:
Deferred income taxes	$154,894	$152,501
Non-marketable investments	118,734	2,992
Other long-term assets	97,603	74,808
Other assets	$371,231	$230,301

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$192,466	$164,310
Accounts payable	5,484	4,825
Accrued operating liabilities	58,576	51,966
Accounts payable and accrued liabilities	$256,526	$221,101

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2018.
The valuation techniques used to determine the fair value of Cadence’s 2024 Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to our debt arrangements, see Note 3 in the notes to consolidated financial statements.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 29, 2018 and December 30, 2017:

	Fair Value Measurements as of December 29, 2018:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$327,841	$327,841	$—	$—
Marketable equity securities	3,887	3,887	—	—
Securities held in NQDC trust	27,767	27,767	—	—
Foreign currency exchange contracts	101	—	101	—
Total Assets	$359,596	$359,495	$101	$—

As of December 29, 2018, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 30, 2017:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$503,934	$503,934	$—	$—
Marketable equity securities	4,455	4,455	—	—
Securities held in NQDC trust	31,473	31,473	—	—
Foreign currency exchange contracts	2,937	—	2,937	—
Total Assets	$542,799	$539,862	$2,937	$—

As of December 30, 2017, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

NOTE 17. COMMITMENTS AND CONTINGENCIES
Lease Commitments
Facilities, equipment and vehicles are leased under various operating leases expiring at various dates through 2030. Certain of these leases contain renewal options and escalating rent payments. Rental expense is recognized on a straight-line basis and was as follows during fiscal 2018, 2017 and 2016:

	2018	2017	2016
	(In thousands)
Rent expense	$33,717	$32,089	$28,216
As of December 29, 2018, future minimum lease payments under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2019	$26,252
2020	23,130
2021	19,778
2022	14,243
2023	11,510
Thereafter	17,100
Total lease payments	$112,013
Purchase Obligations
Cadence had purchase obligations of $24.7 million as of December 29, 2018 that were associated with agreements or commitments for purchases of goods or services.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2018, 2017 or 2016.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2018, 2017 or 2016.

NOTE 18. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(In thousands)
Contributions to defined contribution plans	$25,731	$26,010	$24,185
Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s NQDC. Deferred compensation payments are held in investment accounts and the values of the accounts are adjusted each quarter based on the fair value of the investments held in the NQDC. These investments are classified in other assets in the consolidated balance sheets and gains and losses are recognized as other income, net in the consolidated income statements. Net recognized gains (losses) of these securities during fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
	(In thousands)
Gains (losses) on securities held in NQDC trust	$(1,471)	$6,145	$1,741
Certain of Cadence’s international subsidiaries sponsor defined benefit retirement plans. The unfunded projected benefit obligation for Cadence’s defined benefit retirement plans is recorded in other long-term liabilities in the consolidated balance sheets. The unfunded projected benefit obligation for these retirement plans as of December 29, 2018, December 30, 2017 and December 31, 2016 was as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
	(In thousands)
Unfunded projected benefit obligation - defined benefit retirement plans	$7,990	$6,976	$6,164
NOTE 19. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s consolidated statements of comprehensive income. Aggregate changes in unrealized holding gains on available-for-sale securities net of reclassifications for realized gains and losses were also included through December 30, 2017.
On the first day of fiscal 2018, Cadence reclassified unrealized holding gains on available-for-sale securities to retained earnings in connection with the adoption of ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” For additional information regarding the adoption of this accounting standard, refer to Note 2 under the heading “Recently Adopted Accounting Standards.”
Accumulated other comprehensive loss was comprised of the following as of December 29, 2018, and December 30, 2017:

	As of
	December 29, 2018	December 30, 2017
	(In thousands)
Foreign currency translation loss	$(20,861)	$(2,976)
Changes in defined benefit plan liabilities	(3,919)	(3,292)
Unrealized holding gains on available-for-sale securities	—	2,638
Total accumulated other comprehensive loss	$(24,780)	$(3,630)
For fiscal 2018, 2017 and 2016, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.

NOTE 20. SEGMENT REPORTING
Segment reporting is based on the “management approach,” following the method that management organizes the company’s operating segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. Cadence’s chief operating decision maker is its CEO, who reviews Cadence’s consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geographic region.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for fiscal 2018, 2017 and 2016:

	2018	2017	2016
	(In thousands)
Americas:
United States	$924,644	$829,436	$832,583
Other Americas	32,531	35,067	31,296
Total Americas	957,175	864,503	863,879
Asia	605,415	526,201	445,500
Europe, Middle East and Africa	406,877	385,705	346,701
Japan	168,555	166,623	160,003
Total	$2,138,022	$1,943,032	$1,816,083
The following table presents a summary of long-lived assets by geography as of December 29, 2018, December 30, 2017 and December 31, 2016:

	As of
	December 29, 2018	December 30, 2017	December 31, 2016
	(In thousands)
Americas:
United States	$200,025	$198,744	$193,750
Other Americas	475	611	757
Total Americas	200,500	199,355	194,507
Asia	39,629	37,678	30,564
Europe, Middle East and Africa	11,784	13,615	12,692
Japan	717	694	844
Total	$252,630	$251,342	$238,607
NOTE 21. SUBSEQUENT EVENTS
Non-Marketable investments
In January 2019, Cadence made an additional minority equity investment in a private company for approximately $34 million, bringing Cadence’s total investment to approximately $149 million. For additional information regarding Cadence’s investments, see Note 7 to the consolidated financial statements.
Stock Repurchase Authorization
In February 2019, Cadence’s Board of Directors authorized the additional repurchase of shares of Cadence’s common stock with a value of up to $500 million in the aggregate. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
3.01	Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 13, 1998.	10-Q	001-10606	3.01(j)	8/18/1998
3.02	Certificate of Designation for the Series A Junior Participating Preferred Stock, as amended on February 1, 2000.	10-K	001-10606	4.02	3/27/2000
3.03	The Registrant’s Amended and Restated Bylaws, effective as of February 6, 2019.	8-K	000-15867	3.01	2/8/2019
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
10.01*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008 under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.11*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011

10.12*	Form of Incentive Stock Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-226292	99.01	7/23/2018
10.16*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.02	5/7/2014
10.17*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.03	5/7/2014
10.18*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.19*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.20*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.21*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.22*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018
10.23*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.24*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.25*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.10	2/26/2008
10.26*	The Registrant’s 2009 Deferred Compensation Plan.	10-K	001-10606	10.13	2/26/2008
10.27*	Amendments Number One, Two, Three and Four of the Registrant’s 2009 Deferred Compensation Plan.	10-K	000-15867	10.27	2/20/2018
10.28*	The Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.29*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016
10.30*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.31	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.32	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.33	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan.	S-8	333-194102	99.01	2/24/2014

10.34*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016
10.35*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.36*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.37*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.38*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.39*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.40*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.41*	Employment Agreement, effective as of October 21, 2011, between the Registrant and Geoffrey G. Ribar.	10-K	001-10606	10.77	2/24/2012
10.42*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.43*	Employment Agreement, effective as of March 16, 2015, between the Registrant and Anirudh Devgan.	10-Q	000-15867	10.01	4/27/2015
10.44*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.	10-K	000-15867	10.49	2/18/2016
10.45*	Offer Letter, dated January 12, 2017, between the Registrant and Surendra Babu Mandava.	10-K	000-15867	10.51	2/10/2017
10.46*	First Amendment to Employment Agreement, effective November 16, 2017, between the Registrant and Anirudh Devgan.	8-K	000-15867	10.01	11/17/2017
10.47*	Credit Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/1/2017
10.48*	Term Loan Agreement, dated as of January 28, 2016, by and among the Registrant, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., and other lenders party thereto.	8-K	000-15867	10.01	2/3/2016
10.49*	Amendment No. 1 to Loan Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.02	2/1/2017
10.50*	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.	10-Q	000-15867	10.01	4/25/2018
10.51*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
21.01	Subsidiaries of the Registrant.					X
23.01	Independent Registered Public Accounting Firm’s Consent.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.	X
31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.	X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director
Dated:	February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	DATE:	February 27, 2019
Lip-Bu Tan
Chief Executive Officer and Director

/s/ John M. Wall	DATE:	February 27, 2019
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Dr. John B. Shoven	February 27, 2019
Dr. John B. Shoven, Chairman of the Board of Directors

/s/	Mark W. Adams	February 27, 2019
Mark W. Adams, Director

/s/	Susan L. Bostrom	February 27, 2019
Susan L. Bostrom, Director

/s/	Dr. James D. Plummer	February 27, 2019
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 27, 2019
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Roger S. Siboni	February 27, 2019
Roger S. Siboni, Director

/s/	Young K. Sohn	February 27, 2019
Young K. Sohn, Director

/s/	Mary Agnes Wilderotter	February 27, 2019
Mary Agnes Wilderotter, Director