Form 10-Q
period 2019-03-30
CADENCE DESIGN SYSTEMS INC
filed 2019-04-22
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-15867
_____________________________________
CADENCE DESIGN SYSTEMS INC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 30, 2019, approximately 281,030,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$538,898	$533,298
Receivables, net	264,767	297,082
Inventories	37,480	28,162
Prepaid expenses and other	76,802	92,550
Total current assets	917,947	951,092
Property, plant and equipment, net of accumulated depreciation of $712,996 and $698,493, respectively	253,392	252,630
Goodwill	662,871	662,272
Acquired intangibles, net	212,298	225,457
Long-term receivables	3,241	5,972
Other assets	496,562	371,231
Total assets	$2,546,311	$2,468,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$50,000	$100,000
Accounts payable and accrued liabilities	235,688	256,526
Current portion of deferred revenue	345,751	352,456
Total current liabilities	631,439	708,982
Long-term liabilities:
Long-term portion of deferred revenue	51,312	48,718
Long-term debt	345,470	345,291
Other long-term liabilities	152,253	77,262
Total long-term liabilities	549,035	471,271
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,944,895	1,936,124
Treasury stock, at cost	(1,446,247)	(1,395,652)
Retained earnings	893,264	772,709
Accumulated other comprehensive loss	(26,075)	(24,780)
Total stockholders’ equity	1,365,837	1,288,401
Total liabilities and stockholders’ equity	$2,546,311	$2,468,654

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenue:
Product and maintenance	$543,518	$480,609
Services	33,224	36,704
Total revenue	576,742	517,313
Costs and expenses:
Cost of product and maintenance	50,522	41,730
Cost of services	20,063	21,479
Marketing and sales	116,830	109,148
Research and development	228,210	224,185
General and administrative	30,102	33,299
Amortization of acquired intangibles	3,308	3,630
Restructuring and other credits	(689)	(1,991)
Total costs and expenses	448,346	431,480
Income from operations	128,396	85,833
Interest expense	(5,391)	(6,975)
Other income (expense), net	5,241	(689)
Income before provision for income taxes	128,246	78,169
Provision for income taxes	7,691	5,284
Net income	$120,555	$72,885
Net income per share – basic	0.44	0.27
Net income per share – diluted	0.43	0.26
Weighted average common shares outstanding – basic	273,066	273,773
Weighted average common shares outstanding – diluted	280,615	281,651

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$120,555	$72,885
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	1,223	12,058
Changes in defined benefit plan liabilities	(2,518)	150
Total other comprehensive income (loss), net of tax effects	(1,295)	12,208
Comprehensive income	$119,260	$85,093

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	120,555	—	$120,555
Other comprehensive loss, net of taxes	—	—	—	—	(1,295)	$(1,295)
Purchase of treasury stock	(1,529)	—	(81,114)	—	—	$(81,114)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,075	(29,746)	59,605	—	—	$29,859
Stock received for payment of employee taxes on vesting of restricted stock	(531)	(3,736)	(29,086)	—	—	$(32,822)
Stock-based compensation expense	—	42,253	—	—	—	$42,253
Balance, March 30, 2019	281,030	$1,944,895	$(1,446,247)	$893,264	$(26,075)	$1,365,837

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 30, 2017	282,067	$1,829,950	$(1,178,121)	$341,003	$(3,630)	$989,202
Cumulative effect adjustment	—	—	—	85,929	(2,638)	$83,291
Net income	—	—	—	72,885	—	$72,885
Other comprehensive loss, net of taxes	—	—	—	—	12,208	$12,208
Purchase of treasury stock	(1,289)	—	(50,013)	—	—	$(50,013)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,698	(5,087)	28,426	—	—	$23,339
Stock received for payment of employee taxes on vesting of restricted stock	(570)	(4,072)	(22,443)	—	—	$(26,515)
Stock-based compensation expense	—	37,901	—	—	—	$37,901
Balance, March 31, 2018	281,906	$1,858,692	$(1,222,151)	$499,817	$5,940	$1,142,298

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash and cash equivalents at beginning of period	$533,298	$688,087
Cash flows from operating activities:
Net income	120,555	72,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,740	29,389
Amortization of debt discount and fees	247	292
Stock-based compensation	42,253	37,901
Gain on investments, net	(2,646)	(996)
Deferred income taxes	(4,966)	1,363
Provisions for losses (recoveries) on receivables	(183)	666
Other non-cash items	122	(170)
Changes in operating assets and liabilities:
Receivables	35,681	(10,988)
Inventories	(10,618)	2,105
Prepaid expenses and other	15,618	8,392
Other assets	10,729	8,025
Accounts payable and accrued liabilities	(43,954)	(46,956)
Deferred revenue	(4,451)	59,854
Other long-term liabilities	(2,713)	(4,115)
Net cash provided by operating activities	185,414	157,647
Cash flows from investing activities:
Purchases of non-marketable investments	(33,664)	—
Proceeds from the sale of non-marketable investments	2,952	—
Purchases of property, plant and equipment	(15,275)	(13,128)
Net cash used for investing activities	(45,987)	(13,128)
Cash flows from financing activities:
Proceeds from revolving credit facility	50,000	—
Payment on revolving credit facility	(100,000)	(40,000)
Proceeds from issuance of common stock	29,858	23,339
Stock received for payment of employee taxes on vesting of restricted stock	(32,822)	(26,515)
Payments for repurchases of common stock	(81,114)	(50,013)
Change in book overdraft	—	(3,867)
Net cash used for financing activities	(134,078)	(97,056)
Effect of exchange rate changes on cash and cash equivalents	251	11,418
Increase in cash and cash equivalents	5,600	58,881
Cash and cash equivalents at end of period	$538,898	$746,968

Supplemental cash flow information:
Cash paid for interest	$1,324	$2,716
Cash paid for taxes, net	6,892	6,025

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
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
Comparability
Effective the first day of fiscal 2019, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the condensed consolidated balance sheet as of March 30, 2019 was prepared using accounting standards that were different than those in effect as of December 29, 2018. Therefore, the condensed consolidated balance sheets as of March 30, 2019 and December 29, 2018 are not directly comparable.
Recently Adopted Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), which requires the recognition of right-of-use assets and lease liabilities on the balance sheet. The most prominent of the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases.
Cadence adopted the new standard on December 30, 2018, the first day of fiscal 2019, and used the modified retrospective approach with the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. Cadence elected certain practical expedients, which among other things, allowed us to carry forward prior conclusions about lease identification and classification.
Adoption of the standard resulted in the balance sheet recognition of additional lease assets and lease liabilities of approximately $80 million; however, the adoption of the standard did not have an impact on Cadence’s beginning retained earnings, results from operations or cash flows. Additionally, the new standard did not have a material impact on the condensed consolidated financial statements for arrangements in which Cadence is the lessor. For additional information regarding Cadence’s leases, see Note 6 in the notes to condensed consolidated financial statements.

Income Tax Effects within Accumulated Other Comprehensive income
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification of the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. This standard became effective for Cadence on December 30, 2018, the first day of fiscal 2019. The adoption of this standard did not have a material impact on Cadence’s condensed consolidated financial statements.
NOTE 2. DEBT
Cadence’s outstanding debt as of March 30, 2019 and December 29, 2018 was as follows:

	March 30, 2019			December 29, 2018
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$50,000	$—	$50,000	$100,000	$—	$100,000
2024 Notes	350,000	(4,530)	345,470	350,000	(4,709)	345,291
Total outstanding debt	$400,000	$(4,530)	$395,470	$450,000	$(4,709)	$445,291

Revolving Credit Facility
In January 2017, Cadence entered into a five-year senior unsecured revolving credit facility with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity.
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.25% and 1.875% per annum or at the base rate plus a margin between 0.25% and 0.875% per annum. As of March 30, 2019, the interest rate on Cadence’s credit facility was 3.83%. Interest is payable quarterly. A commitment fee ranging from 0.15% to 0.30% is assessed on the daily average undrawn portion of revolving commitments.
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of March 30, 2019, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The carrying value of the 2024 Notes approximates the estimated fair value as of March 30, 2019.
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

NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 30, 2019 and December 29, 2018 were as follows:

	As of
	March 30, 2019	December 29, 2018
	(In thousands)
Accounts receivable	$161,922	$164,223
Unbilled accounts receivable	106,411	136,795
Long-term receivables	3,241	5,972
Total receivables	271,574	306,990
Less allowance for doubtful accounts	(3,566)	(3,936)
Total receivables, net	$268,008	$303,054

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 30, 2019, no customer accounted for 10% or more of Cadence’s total receivables. As of December 29, 2018, one customer accounted for 11% of Cadence’s total receivables.
NOTE 4. REVENUE
Cadence combines its products and technologies into five product groups related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product groups and services for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
Functional Verification, including Emulation and Prototyping Hardware[1]	24%	26%
Digital IC Design and Signoff	30%	30%
Custom IC Design and Simulation	25%	26%
System Interconnect and Analysis	9%	9%
IP	12%	9%
Total	100%	100%

_____________
1 Includes immaterial amount of revenue accounted for under Topic 842.
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

Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. Cadence rarely licenses or sells products on a standalone basis, so Cadence is required to estimate the SSP for each performance obligation. In instances where the SSP is not directly observable because Cadence does not sell the license, product or service separately, Cadence determines the SSP using information that maximizes the use of observable inputs and may include market conditions. Cadence typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, Cadence may use information such as the size of the customer and geographic region of the customer in determining the SSP.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on Cadence’s condensed consolidated balance sheets. For certain software, hardware and IP agreements with payment plans, Cadence records an unbilled receivable related to revenue recognized upon transfer of control because it has an unconditional right to invoice and receive payment in the future related to those transferred products or services. Cadence records a contract asset when revenue is recognized prior to invoicing and Cadence does not have the unconditional right to invoice or retains performance risk with respect to that performance obligation. Cadence records deferred revenue when revenue is recognized subsequent to invoicing. For Cadence’s time-based software agreements, customers are generally invoiced in equal, quarterly amounts, although some customers prefer to be invoiced in single or annual amounts.
The contract assets indicated below are presented as prepaid expenses and other in the condensed consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of March 30, 2019 on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of March 30, 2019 and December 29, 2018 were as follows:

	As of
	March 30, 2019	December 29, 2018
	(In thousands)
Contract assets	$12,211	$10,055
Deferred revenue	397,063	401,174

During the three months ended March 30, 2019 and March 31, 2018, Cadence recognized revenue of $157.9 million and $142.6 million, respectively, that was included in the deferred revenue balance at the beginning of the period. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the future royalty payments from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $2.8 billion as of March 30, 2019, of which Cadence expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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
During the three months ended March 30, 2019 and March 31, 2018, Cadence recognized revenue of $8.5 million and $6.2 million, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 30, 2019 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2018	$662,272
Effect of foreign currency translation	599
Balance as of March 30, 2019	$662,871
Acquired Intangibles, Net
Acquired intangibles as of March 30, 2019 were as follows, excluding intangibles that were fully amortized as of December 29, 2018:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$363,143	$(215,612)	$147,531
Agreements and relationships	146,448	(103,596)	42,852
Tradenames, trademarks and patents	7,600	(5,185)	2,415
Total acquired intangibles with definite lives	517,191	(324,393)	192,798
In-process technology	19,500	—	19,500
Total acquired intangibles	$536,691	$(324,393)	$212,298

In-process technology as of March 30, 2019 consisted of acquired projects that, if completed, will contribute to Cadence’s design IP offerings. As of March 30, 2019, these projects were expected to be completed in approximately twelve months. During the three months ended March 30, 2019, Cadence completed certain projects previously included in in-process technology and transferred approximately $52.0 million to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended March 30, 2019 and March 31, 2018 was as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Cost of product and maintenance	$9,854	$10,277
Amortization of acquired intangibles	3,308	3,630
Total amortization of acquired intangibles	$13,162	$13,907

Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2019 – remaining period	$39,919
2020	49,422
2021	44,758
2022	26,453
2023	13,967
Thereafter	18,279
Total estimated amortization expense	$192,798

NOTE 6. LEASES
Lessee Considerations
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Cadence has operating leases primarily consisting of facilities with remaining lease terms of one year to twelve years. Cadence has options to terminate many of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that Cadence will not exercise the early termination option. For certain leases, Cadence has options to extend the lease term for additional periods ranging from one year to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that Cadence will exercise such options. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.
Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, Cadence combines the lease and non-lease components in determining the lease liabilities and ROU assets.

Activity related to Cadence’s leases was as follows:

Three Months Ended
March 30, 2019
(In thousands)
Operating lease expense	$7,681
Cash paid for amounts included in the measurement of operating lease liabilities	6,296
ROU assets obtained in exchange for operating lease obligations	17,505

Cadence’s lease agreements generally do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. Cadence used the incremental borrowing rate on December 29, 2018 for all leases that commenced prior to that date.
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
March 30, 2019
(In thousands)
Other assets	$94,223

Accounts payable and accrued liabilities	$23,783
Other long-term liabilities	81,337
Total lease liabilities	$105,120

Weighted average remaining lease term (in years)	5.0
Weighted average discount rate	4.6%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 30, 2019, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2019 – remaining period	$20,543
2020	26,618
2021	24,240
2022	17,627
2023	12,529
Thereafter	17,152
Total future minimum lease payments	118,709
Less imputed interest	(13,589)
Total	$105,120

As of March 30, 2019, Cadence had additional operating lease obligations for a lease with a future effective date of $1.0 million. This operating lease will commence during the third quarter of fiscal 2019 with a lease term of five years.
As of December 29, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2019	$26,252
2020	23,130
2021	19,778
2022	14,243
2023	11,510
Thereafter	17,100
Total lease payments	$112,013

Lessor Considerations
Although most of Cadence’s revenue from its hardware business comes from sales of hardware, Cadence also leases its hardware products to some customers. Cadence determines the existence of a lease when the customer controls the use of the identified hardware for a period of time defined in the lease agreement.
Cadence’s leases range in duration up to four years with payments generally collected in equal quarterly installments. Cadence’s leases do not include termination rights or variable pricing and typically do not include purchase rights at the end of the lease. Short-term leases are usually less than two years and are classified as operating leases with revenue recognized and depreciation expensed on a straight-line basis over the term of the lease. Long-term leases are typically for three to four years and are classified as sales-type leases with revenue and cost of sales recognized upon delivery.
Cadence’s operating leases and sales-type leases contain both lease and non-lease components. Because the pattern of revenue recognition is the same for both the lease and non-lease components in Cadence’s operating leases, Cadence has elected the practical expedient to not separate lease and related non-lease components and accounts for both components under Topic 842. Cadence allocates value to the lease and non-lease components in its sales-type leases using standalone selling prices similar to those used under Topic 606, the current accounting standard governing revenue recognition. When Cadence leases its hardware in the same arrangement as software or IP, Cadence allocates value to each performance obligation using standalone selling prices.
NOTE 7. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of March 30, 2019 and December 29, 2018 is as follows:

	As of
	March 30, 2019	December 29, 2018
	(In thousands)
Other assets:
Deferred income taxes	$159,735	$154,894
Non-marketable investments[1]	150,369	118,734
ROU lease assets[2]	94,223	—
Other long-term assets	92,235	97,603
Other assets	$496,562	$371,231

Other long-term liabilities:
Operating lease liabilities[2]	$81,337	$—
Other long-term accrued liabilities	70,916	77,262
Other long-term liabilities	$152,253	$77,262
_____________
1 In January 2019, Cadence made an additional minority equity investment in a privately held company and existing equity method investee, for approximately $33.6 million, bringing Cadence’s total ownership to approximately 16%.
2 Cadence adopted Topic 842, the new accounting standard for leasing arrangements on December 30, 2018, the first day of fiscal 2019. For additional information regarding Cadence’s leases, see Note 6 in the notes to condensed consolidated financial statements.

NOTE 8. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended March 30, 2019 and March 31, 2018 as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Cost of product and maintenance	$681	$590
Cost of services	866	863
Marketing and sales	9,106	7,614
Research and development	26,898	23,235
General and administrative	4,702	5,599
Total stock-based compensation expense	$42,253	$37,901

Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $289.9 million as of March 30, 2019, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.3 years.
NOTE 9. STOCK REPURCHASE PROGRAM
As of the end of the fourth quarter of fiscal 2018, approximately $175 million remained available under Cadence’s previously announced authorization to repurchase shares of its common stock. In February 2019, Cadence’s Board of Directors authorized the repurchase of an additional $500 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 30, 2019, approximately $594 million remained available to repurchase shares of Cadence common stock under current authorizations.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Shares repurchased	1,529	1,289
Total cost of repurchased shares	$81,114	$50,013

NOTE 10. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the three months ended March 30, 2019, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $0.7 million.

The following table presents activity relating to Cadence’s restructuring plans during the three months ended March 30, 2019:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 29, 2018	$11,176	$848	$12,024
Restructuring and other charges (credits)	(687)	(2)	(689)
Cash payments	(7,986)	(262)	(8,248)
Effect of foreign currency translation	34	7	41
Balance, March 30, 2019	$2,537	$591	$3,128

The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
March 30, 2019
(In thousands)
Accounts payable and accrued liabilities	$2,888
Other long-term liabilities	240
Total restructuring liabilities	$3,128

All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheet as of March 30, 2019. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
NOTE 11. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income during the period by the weighted-average number of shares of common stock outstanding during that period, less unvested restricted stock awards. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
The calculations for basic and diluted net income per share for the three months ended March 30, 2019 and March 31, 2018 are as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands, except per share amounts)
Net income	$120,555	$72,885
Weighted average common shares used to calculate basic net income per share	273,066	273,773
Stock-based awards	7,549	7,878
Weighted average common shares used to calculate diluted net income per share	280,615	281,651
Net income per share - basic	$0.44	$0.27
Net income per share - diluted	$0.43	$0.26

The following table presents shares of Cadence’s common stock outstanding for the three months ended March 30, 2019 and March 31, 2018 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Long-term performance-based stock awards	228	150
Options to purchase shares of common stock	242	416
Non-vested shares of restricted stock	122	279
Total potential common shares excluded	592	845

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
The valuation techniques used to determine the fair value of Cadence’s 2024 Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 30, 2019.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 30, 2019 and December 29, 2018:

	Fair Value Measurements as of March 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$331,994	$331,994	$—	$—
Marketable equity securities	3,969	3,969	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	28,402	28,402	—	—
Total Assets	$364,365	$364,365	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$458	$—	$458	$—
Total Liabilities	$458	$—	$458	$—

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$327,841	$327,841	$—	$—
Marketable equity securities	3,887	3,887	—	—
Securities held in NQDC trust	27,767	27,767	—	—
Foreign currency exchange contracts	101	—	101	—
Total Assets	$359,596	$359,495	$101	$—

As of December 29, 2018, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

NOTE 13. COMMITMENTS AND CONTINGENCIES
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
Other Contingencies
Cadence provides its customers with a warranty on sales of its hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 30, 2019 and March 31, 2018.

Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended March 30, 2019 and March 31, 2018.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of March 30, 2019 and December 29, 2018:

	As of
	March 30, 2019	December 29, 2018
	(In thousands)
Foreign currency translation loss	$(19,638)	$(20,861)
Changes in defined benefit plan liabilities	(6,437)	(3,919)
Total accumulated other comprehensive loss	$(26,075)	$(24,780)

For the three months ended March 30, 2019 and March 31, 2018 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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
The following table presents a summary of revenue by geography for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Americas:
United States	$243,248	$224,803
Other Americas	8,406	7,666
Total Americas	251,654	232,469
Asia:
China	58,976	45,294
Other Asia	111,348	94,653
Total Asia	170,324	139,947
Europe, Middle East and Africa	103,462	104,708
Japan	51,302	40,189
Total	$576,742	$517,313

The following table presents a summary of long-lived assets by geography as of March 30, 2019 and December 29, 2018:

	As of
	March 30, 2019	December 29, 2018
	(In thousands)
Americas:
United States	$198,168	$200,025
Other Americas	506	475
Total Americas	198,674	200,500
Asia:
China	15,064	9,608
Other Asia	28,180	30,021
Total Asia	43,244	39,629
Europe, Middle East and Africa	10,830	11,784
Japan	644	717
Total	$253,392	$252,630

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

Critical Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary. For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
New Accounting Standards Not Yet Adopted
Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The new standard will be effective for us in the first quarter of fiscal 2020, and early adoption is permitted. We are currently reviewing this standard to assess the impact on our condensed consolidated financial statements and the related disclosures.
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

Results of Operations
Financial results for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, reflect the following:

•	increased product and maintenance revenue resulting from overall growth in each of our five product categories, particularly in Asia and the United States;

•	increased emulation and prototyping hardware costs resulting from increased sales of these products;

•	increased selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and

•	continued investment in research and development activities focused on creating and enhancing our products.
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
We expect that between 85% and 90% of our revenue will be recognized over time during fiscal 2019, with the remainder of the resulting revenue recognized at the point in time that control is transferred to the customer. Revenue recognized over time includes revenue from our software arrangements, services, royalties from certain IP arrangements, maintenance on IP licenses and hardware, and operating leases of hardware. Revenue recognized at a point in time is primarily generated by our sales of emulation and prototyping hardware and IP licenses. Our ability to maintain this mix in any single fiscal period may be impacted primarily by delivery of hardware and IP products to our customers.
Revenue by Period
The following table shows our revenue for the three months ended March 30, 2019 and March 31, 2018 and the change in revenue between periods:

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$543.5	$480.6	$62.9	13%
Services	33.2	36.7	(3.5)	(9)%
Total revenue	$576.7	$517.3	$59.4	11%
Product and maintenance revenue increased during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for machine learning, 5G networks, workload-specific computing, aerospace and defense and automotive sub-systems. This demand has resulted in revenue growth in each of our five product categories. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three months ended March 30, 2019 or March 31, 2018.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	March 30, 2019	December 29, 2018	September 29, 2018	June 30, 2018	March 31, 2018
Functional Verification, including Emulation and Prototyping Hardware	24%	25%	22%	23%	26%
Digital IC Design and Signoff	30%	28%	30%	30%	30%
Custom IC Design and Simulation	25%	25%	26%	26%	26%
System Interconnect and Analysis	9%	9%	9%	9%	9%
IP	12%	13%	13%	12%	9%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	Amount	Percentage
	(In millions, except percentages)
United States	$243.2	$224.8	$18.4	8%
Other Americas	8.4	7.7	0.7	9%
China	59.0	45.3	13.7	30%
Other Asia	111.3	94.6	16.7	18%
Europe, Middle East and Africa	103.5	104.7	(1.2)	(1)%
Japan	51.3	40.2	11.1	28%
Total revenue	$576.7	$517.3	$59.4	11%
For the primary factors contributing to the increase in revenue for the United States, China, Other Asia and Japan during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, see the general description under “Revenue by Period” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 30, 2019	March 31, 2018
United States	43%	44%
Other Americas	1%	1%
China	10%	9%
Other Asia	19%	18%
Europe, Middle East and Africa	18%	20%
Japan	9%	8%
Total	100%	100%

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$50.5	$41.7	$8.8	21%
Cost of services	20.1	21.5	(1.4)	(7)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$40.6	$31.4	$9.2	29%
Amortization of acquired intangibles	9.9	10.3	(0.4)	(4)%
Total cost of product and maintenance	$50.5	$41.7	$8.8	21%
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
The changes in product and maintenance-related costs for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$8.7
Other items	0.5
Total change in product and maintenance-related costs	$9.2
Costs of emulation and prototyping increased during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily due to increased sales volume for emulation and prototyping hardware. Gross margins on our hardware products will fluctuate based on product life cycle, product competition, product mix and pricing strategies.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects and costs to maintain the infrastructure necessary to manage a services organization. Cost of services may fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects or on internal development projects.

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
Stock-based compensation included in our operating expenses increased during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily because successive increases in the price of our common stock between grant dates have resulted in higher grant date fair values for the mix of stock awards expensed in each period.
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
Our operating expenses for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended		Change
	March 30, 2019	March 31, 2018	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$116.8	$109.1	$7.7	7%
Research and development	228.2	224.2	4.0	2%
General and administrative	30.1	33.3	(3.2)	(10)%
Total operating expenses	$375.1	$366.6	$8.5	2%
Our operating expenses, as a percentage of total revenue, for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Marketing and sales	20%	21%
Research and development	40%	43%
General and administrative	5%	7%
Total operating expenses	65%	71%

Marketing and Sales
The increase in marketing and sales expense for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, were due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$6.2
Stock-based compensation	1.5
Total change in marketing and sales expense	$7.7
Salary, benefits and other employee-related costs included in marketing and sales increased during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily due to additional headcount and an increase in incentive compensation. We expect marketing and sales expense to increase during the remainder of fiscal 2019, as compared to fiscal 2018, due to additional hiring.
Research and Development
The increase in research and development expense for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, were due to the following:

Change
Three Months Ended
(In millions)
Stock-based compensation	$3.7
Salary, benefits and other employee-related costs	1.1
Depreciation	1.1
Facilities and other infrastructure costs	(1.5)
Other items	(0.4)
Total change in research and development expense	$4.0
Costs included in research and development increased during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily due to additional hiring. We expect research and development expense to increase during the remainder of fiscal 2019, as compared to fiscal 2018, to keep pace with our customers’ technological developments and demands.
General and Administrative
The decrease in general and administrative expense for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, were due to the following:

Change
Three Months Ended
(In millions)
Bad debt	$(1.0)
Stock-based compensation	(0.9)
Facilities and other infrastructure costs	(0.7)
Other items	(0.6)
Total change in general and administrative expense	$(3.2)

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
During the three months ended March 30, 2019, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $0.7 million. For additional information about our restructuring plans, see Note 10 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions)
Contractual interest expense:
2019 Term Loan	$—	$2.1
2024 Notes	3.8	3.8
Revolving credit facility	1.2	0.5
Amortization of debt discount:
2019 Term Loan	—	0.1
2024 Notes	0.2	0.2
Other	0.2	0.3
Total interest expense	$5.4	$7.0
During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million term loan (the “2019 Term Loan”). For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In millions, except percentages)
Provision for income taxes	$7.7	$5.3
Effective tax rate	6.0%	6.8%
Our provision for income taxes for the three months ended March 30, 2019 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2019 income, partially offset by $14.4 million of tax benefit related to stock-based compensation that vested or was exercised during the period. We also increased our tax expense for the fiscal 2017 deemed repatriation transition tax by $1.0 million during the three months ended March 30, 2019 based on additional guidance issued by the applicable tax authorities during the reporting period.
Our provision for income taxes for the three months ended March 31, 2018, primarily resulted from the federal income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) and state and foreign income taxes on our then-anticipated fiscal 2018 income, partially offset by $8.7 million of tax benefit related to stock-based compensation that vested or was exercised during the period. We also reduced our provisional estimate for the fiscal 2017 deemed repatriation transition tax by $2.6 million during the three months ended March 31, 2018 based on our continuing analysis of the earnings and cash balances of our foreign subsidiaries and additional guidance issued by the applicable tax authorities.

Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2019 effective tax rate will be approximately 12%. We expect that our quarterly effective tax rates will vary from our fiscal 2019 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the periods when the awards vest or are settled as well as other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”
Liquidity and Capital Resources

	As of
	March 30, 2019	December 29, 2018	Change
	(In millions)
Cash and cash equivalents	$538.9	$533.3	$5.6
Net working capital	286.5	242.1	44.4
Cash and Cash Equivalents
As of March 30, 2019, our principal sources of liquidity consisted of $538.9 million of cash and cash equivalents as compared to $533.3 million as of December 29, 2018.
Our primary sources of cash and cash equivalents during the three months ended March 30, 2019 were cash generated from operations, proceeds from borrowings under our revolving credit facility and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the three months ended March 30, 2019 were payments related to employee salaries and benefits, operating expenses, payments on our revolving credit facility, repurchases of our common stock, purchases of non-marketable investments, payment of taxes on vesting of restricted stock held by employees and purchases of property, plant and equipment.
Approximately 84% of our cash and cash equivalents were held by our foreign subsidiaries as of March 30, 2019. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of March 30, 2019, as compared to December 29, 2018, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Three Months Ended
	March 30, 2019	March 31, 2018	Change
	(In millions)
Cash provided by operating activities	$185.4	$157.6	$27.8
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, was primarily due to improved results from operations and timing of cash receipts from customers and disbursements made to vendors.

Cash Flows from Investing Activities

	Three Months Ended
	March 30, 2019	March 31, 2018	Change
	(In millions)
Cash used for investing activities	$(46.0)	$(13.1)	$(32.9)
Cash used for investing activities increased during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily due to payments to acquire equity instruments of other entities and an increase in cash used for purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Three Months Ended
	March 30, 2019	March 31, 2018	Change
	(In millions)
Cash used for financing activities	$(134.1)	$(97.1)	$(37.0)
Cash used for financing activities increased during the three months ended March 30, 2019, as compared to the three months ended March 31, 2018, primarily due to the increase in repurchases of common stock and payments on our revolving credit facility.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of the end of the fourth quarter of fiscal 2018, approximately $175 million remained available under our previously announced authorization to repurchase shares of our common stock. In February 2019, our Board of Directors authorized the repurchase of an additional $500 million of our common stock. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 30, 2019, approximately $594 million remained available under this and prior authorizations. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of March 30, 2019, there were $50.0 million of borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of March 30, 2019, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of March 30, 2019. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2019.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$132.3	0.88
British pound	104.5	0.77
Japanese yen	78.8	110.22
Israeli shekel	58.2	3.62
Swedish krona	26.8	9.24
Indian rupee	25.1	71.31
Chinese renminbi	23.8	6.76
South Korean won	19.3	1122.59
Other	14.3	N/A
Total	$483.1
Estimated fair value	$(0.5)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of March 30, 2019.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of March 30, 2019, there were $50.0 million of borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2019.
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
Based on their evaluation as of March 30, 2019, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The IC and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. Spending on EDA products and services has grown in recent years, but the current outlook for the semiconductor industry is uncertain and may result in a decrease in spending on EDA products and services, which are a part of our overall SDE offering.
We cannot predict global economic conditions, and uncertainty about future political and economic conditions, adverse changes to international trade relationships between countries in which we do business or future decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results, including demand for our products and services, are subject to considerable uncertainty that could impact our stock price. If economic conditions or international trade relationships between countries in which we do business deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our suppliers of our hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected. Even if economic conditions improve for our customers after a period of decline, the positive impact on our revenues and financial results may be deferred due to cautious customer research and development spending and our mix of licenses that yield revenue recognized over time.
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
We have invested and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements. Such investments may include increases in employee headcount and may be in related areas, such as technical sales support. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and technical sales support to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if customers reduce or slow the need to upgrade or enhance their EDA products and design flows, our revenue and operating results may be adversely affected.
The competition in our industries is substantial, and we may not be able to continue to compete successfully in our industries.
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

We compete most frequently with Synopsys, Inc. and Mentor Graphics Corporation, a division of Siemens AG, and also with numerous other EDA providers, manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, electronics design and consulting companies, and other IP companies. These include Altium Limited, Ansys, Inc., CEVA, Inc., Keysight Technologies, Inc. and Zuken Ltd.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 57% during the three months ended March 30, 2019 and 56% during the three months ended March 31, 2018. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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
The Tax Act was enacted in December 2017, and significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations. As additional interpretative guidance is issued by the applicable authorities, we may need to revise our provision (benefit) for income taxes in future periods. These revisions could materially affect our results of operations, cash flow and financial position.
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
We have significant operations outside the United States. As of March 30, 2019, approximately 84% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
As of March 30, 2019, we had total outstanding indebtedness of $395.5 million. We also had the ability to borrow an additional $300.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations to service our debt as described above;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	utilizing large portions of our U.S. cash to service our debt obligations because those payments are made in the United States, which may require us to repatriate cash from outside the United States;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors and competitors that have greater access to capital resources;

•	limiting our interest deductions for U.S. income tax purposes; and

•	increasing our cost of borrowing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of the end of the fourth quarter of fiscal 2018, approximately $175 million remained available under our previously announced authorization to repurchase shares of our common stock. In February 2019, our Board of Directors authorized the repurchase of an additional $500 million of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 30, 2019, $594 million remained available to repurchase shares of our common stock under current authorizations.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
December 30, 2018 – February 2, 2019	530,878	$44.06	523,349	$152
February 3, 2019 – March 2, 2019	722,326	$52.80	347,514	$634
March 3, 2019 – March 30, 2019	806,340	$60.45	657,804	$594
Total	2,059,544	$53.54	1,528,667
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.01	The Registrant's Amended and Restated Bylaws, effective February 6, 2019.	8-K	000-15867	3.01	2/8/2019

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 22, 2019	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	April 22, 2019	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer