Form 10-Q
period 2019-06-29
CADENCE DESIGN SYSTEMS INC
filed 2019-07-22
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CDNS	Nasdaq Global Select Market
On June 29, 2019, approximately 280,153,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$633,415	$533,298
Receivables, net	237,609	297,082
Inventories	49,299	28,162
Prepaid expenses and other	58,918	92,550
Total current assets	979,241	951,092
Property, plant and equipment, net of accumulated depreciation of $719,785 and $698,493, respectively	257,882	252,630
Goodwill	662,713	662,272
Acquired intangibles, net	197,840	225,457
Long-term receivables	2,140	5,972
Other assets	512,509	371,231
Total assets	$2,612,325	$2,468,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$100,000
Accounts payable and accrued liabilities	246,591	256,526
Current portion of deferred revenue	363,592	352,456
Total current liabilities	610,183	708,982
Long-term liabilities:
Long-term portion of deferred revenue	57,280	48,718
Long-term debt	345,652	345,291
Other long-term liabilities	168,665	77,262
Total long-term liabilities	571,597	471,271
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	1,984,464	1,936,124
Treasury stock, at cost	(1,526,421)	(1,395,652)
Retained earnings	1,000,499	772,709
Accumulated other comprehensive loss	(27,997)	(24,780)
Total stockholders’ equity	1,430,545	1,288,401
Total liabilities and stockholders’ equity	$2,612,325	$2,468,654

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenue:
Product and maintenance	$548,028	$487,870	$1,091,546	$968,479
Services	32,391	30,521	65,615	67,225
Total revenue	580,419	518,391	1,157,161	1,035,704
Costs and expenses:
Cost of product and maintenance	43,388	40,127	93,910	81,857
Cost of services	18,081	18,833	38,144	40,312
Marketing and sales	116,208	109,300	233,038	218,448
Research and development	231,814	219,129	460,024	443,314
General and administrative	34,407	34,875	64,509	68,174
Amortization of acquired intangibles	3,159	3,518	6,467	7,148
Restructuring and other credits	(313)	(447)	(1,002)	(2,438)
Total costs and expenses	446,744	425,335	895,090	856,815
Income from operations	133,675	93,056	262,071	178,889
Interest expense	(4,976)	(6,669)	(10,367)	(13,644)
Other income (expense), net	(110)	3,638	5,131	2,949
Income before provision for income taxes	128,589	90,025	256,835	168,194
Provision for income taxes	21,354	14,876	29,045	20,160
Net income	$107,235	$75,149	$227,790	$148,034
Net income per share – basic	$0.39	$0.27	$0.83	$0.54
Net income per share – diluted	$0.38	$0.27	$0.81	$0.53
Weighted average common shares outstanding – basic	273,159	273,564	273,155	273,703
Weighted average common shares outstanding – diluted	281,054	280,774	280,877	281,247

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$107,235	$75,149	$227,790	$148,034
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(1,815)	(19,110)	(592)	(7,052)
Changes in defined benefit plan liabilities	(107)	(2)	(2,625)	148
Total other comprehensive loss, net of tax effects	(1,922)	(19,112)	(3,217)	(6,904)
Comprehensive income	$105,313	$56,037	$224,573	$141,130

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	120,555	—	$120,555
Other comprehensive loss, net of taxes	—	—	—	—	(1,295)	$(1,295)
Purchase of treasury stock	(1,529)	—	(81,114)	—	—	$(81,114)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,075	(29,746)	59,605	—	—	$29,859
Stock received for payment of employee taxes on vesting of restricted stock	(531)	(3,736)	(29,086)	—	—	$(32,822)
Stock-based compensation expense	—	42,253	—	—	—	$42,253
Balance, March 30, 2019	281,030	$1,944,895	$(1,446,247)	$893,264	$(26,075)	$1,365,837
Net income	—	—	—	107,235	—	$107,235
Other comprehensive loss, net of taxes	—	—	—	—	(1,922)	$(1,922)
Purchase of treasury stock	(1,125)	—	(75,006)	—	—	$(75,006)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	410	(2,283)	5,303	—	—	$3,020
Stock received for payment of employee taxes on vesting of restricted stock	(162)	(2,405)	(10,471)	—	—	$(12,876)
Stock-based compensation expense	—	44,257	—	—	—	$44,257
Balance, June 29, 2019	280,153	$1,984,464	$(1,526,421)	$1,000,499	$(27,997)	$1,430,545

Balance, December 30, 2017	282,067	$1,829,950	$(1,178,121)	$341,003	$(3,630)	$989,202
Cumulative effect adjustment	—	—	—	85,929	(2,638)	$83,291
Net income	—	—	—	72,885	—	$72,885
Other comprehensive income, net of taxes	—	—	—	—	12,208	$12,208
Purchase of treasury stock	(1,289)	—	(50,013)	—	—	$(50,013)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,698	(5,087)	28,426	—	—	$23,339
Stock received for payment of employee taxes on vesting of restricted stock	(570)	(4,072)	(22,443)	—	—	$(26,515)
Stock-based compensation expense	—	37,901	—	—	—	$37,901
Balance, March 31, 2018	281,906	$1,858,692	$(1,222,151)	$499,817	$5,940	$1,142,298
Net income	—	—	—	75,149	—	$75,149
Other comprehensive loss, net of taxes	—	—	—	—	(19,112)	$(19,112)
Purchase of treasury stock	(1,224)	—	(50,012)	—	—	$(50,012)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,202	(37,987)	40,306	—	—	$2,319
Stock received for payment of employee taxes on vesting of restricted stock	(76)	(526)	(3,084)	—	—	$(3,610)
Stock-based compensation expense	—	40,956	—	—	—	$40,956
Balance, June 30, 2018	282,808	$1,861,135	$(1,234,941)	$574,966	$(13,172)	$1,187,988

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash and cash equivalents at beginning of period	$533,298	$688,087
Cash flows from operating activities:
Net income	227,790	148,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,197	59,282
Amortization of debt discount and fees	497	586
Stock-based compensation	86,510	78,857
(Gain) loss on investments, net	259	(1,541)
Deferred income taxes	(8,159)	1,664
Provisions for losses (recoveries) on receivables	(386)	1,015
ROU asset amortization and change in operating lease liabilities	2,504	—
Other non-cash items	160	(133)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	63,876	(2,606)
Inventories	(25,689)	1,932
Prepaid expenses and other	33,055	13,294
Other assets	2,547	5,027
Accounts payable and accrued liabilities	(34,670)	(11,832)
Deferred revenue	19,707	71,667
Other long-term liabilities	2,576	(2,333)
Net cash provided by operating activities	431,774	362,913
Cash flows from investing activities:
Purchases of non-marketable investments	(33,717)	—
Proceeds from the sale of non-marketable investments	2,952	—
Purchases of property, plant and equipment	(30,562)	(31,105)
Cash paid in business combinations	(338)	—
Net cash used for investing activities	(61,665)	(31,105)
Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	—
Payment on revolving credit facility	(250,000)	(85,000)
Proceeds from issuance of common stock	32,855	25,656
Stock received for payment of employee taxes on vesting of restricted stock	(45,698)	(30,125)
Payments for repurchases of common stock	(156,120)	(100,025)
Change in book overdraft	—	(3,867)
Net cash used for financing activities	(268,963)	(193,361)
Effect of exchange rate changes on cash and cash equivalents	(1,029)	(6,994)
Increase in cash and cash equivalents	100,117	131,453
Cash and cash equivalents at end of period	$633,415	$819,540

Supplemental cash flow information:
Cash paid for interest	$10,052	$13,165
Cash paid for taxes, net	17,708	17,807

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
Comparability
Effective the first day of fiscal 2019, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the condensed consolidated balance sheet as of June 29, 2019 was prepared using accounting standards that were different than those in effect as of December 29, 2018. Therefore, the condensed consolidated balance sheets as of June 29, 2019 and December 29, 2018 are not directly comparable.
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
NOTE 2. DEBT
Cadence’s outstanding debt as of June 29, 2019 and December 29, 2018 was as follows:

	June 29, 2019			December 29, 2018
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$100,000	$—	$100,000
2024 Notes	350,000	(4,348)	345,652	350,000	(4,709)	345,291
Total outstanding debt	$350,000	$(4,348)	$345,652	$450,000	$(4,709)	$445,291

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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of June 29, 2019, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $372.4 million as of June 29, 2019.
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

NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of June 29, 2019 and December 29, 2018 were as follows:

	As of
	June 29, 2019	December 29, 2018
	(In thousands)
Accounts receivable	$130,796	$164,223
Unbilled accounts receivable	107,962	136,795
Long-term receivables	2,140	5,972
Total receivables	240,898	306,990
Less allowance for doubtful accounts	(1,149)	(3,936)
Total receivables, net	$239,749	$303,054

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of June 29, 2019, no customer accounted for 10% or more of Cadence’s total receivables. As of December 29, 2018, one customer accounted for 11% of Cadence’s total receivables.
NOTE 4. REVENUE
Cadence combines its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Functional Verification, including Emulation and Prototyping Hardware[1]	22%	23%	23%	25%
Digital IC Design and Signoff	31%	30%	31%	29%
Custom IC Design and Simulation	26%	26%	26%	26%
System Interconnect and Analysis	10%	9%	9%	9%
IP	11%	12%	11%	11%
Total	100%	100%	100%	100%

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
Revenue is recognized over time for Cadence’s combined performance obligations that include software licenses, updates, technical support and maintenance that are separate performance obligations with the same term. For Cadence’s professional services, revenue is recognized over time, generally using costs incurred or hours expended to measure progress. Judgment is required in estimating project status and the costs necessary to complete projects. A number of internal and external factors can affect these estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes. For Cadence’s other performance obligations recognized over time, revenue is generally recognized using a time-based measure of progress reflecting generally consistent efforts to satisfy those performance obligations throughout the arrangement term.
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
The contract assets indicated below are presented as prepaid expenses and other in the condensed consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of June 29, 2019 on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of June 29, 2019 and December 29, 2018 were as follows:

	As of
	June 29, 2019	December 29, 2018
	(In thousands)
Contract assets	$10,501	$10,055
Deferred revenue	420,872	401,174

Cadence recognized revenue of $88.1 million and $246.0 million during the three and six months ended June 29, 2019, and $67.7 million and $210.3 million during the three and six months ended June 30, 2018, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.

Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the future royalty payments from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $2.8 billion as of June 29, 2019, of which Cadence expects to recognize approximately 60% of the revenue over the next 12 months and the remainder thereafter.
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
Cadence recognized revenue of $8.2 million and $16.7 million during the three and six months ended June 29, 2019, and $8.3 million and $14.5 million during the three and six months ended June 30, 2018, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 29, 2019 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2018	$662,272
Effect of foreign currency translation	441
Balance as of June 29, 2019	$662,713
Acquired Intangibles, Net
Acquired intangibles as of June 29, 2019 were as follows, excluding intangibles that were fully amortized as of December 29, 2018:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$363,143	$(226,643)	$136,500
Agreements and relationships	146,452	(106,822)	39,630
Tradenames, trademarks and patents	7,600	(5,390)	2,210
Total acquired intangibles with definite lives	517,195	(338,855)	178,340
In-process technology	19,500	—	19,500
Total acquired intangibles	$536,695	$(338,855)	$197,840

In-process technology as of June 29, 2019 consisted of acquired projects that, if completed, will contribute to Cadence’s design IP offerings. As of June 29, 2019, these projects were expected to be completed in approximately nine months. During the six months ended June 29, 2019, Cadence completed certain projects previously included in in-process technology and transferred $52.0 million to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended June 29, 2019 and June 30, 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Cost of product and maintenance	$11,299	$9,991	$21,153	$20,268
Amortization of acquired intangibles	3,159	3,518	6,467	7,148
Total amortization of acquired intangibles	$14,458	$13,509	$27,620	$27,416

Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2019 – remaining period	$25,461
2020	49,422
2021	44,758
2022	26,453
2023	13,967
Thereafter	18,279
Total estimated amortization expense	$178,340

NOTE 6. LEASES
Lessee Considerations
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Cadence has operating leases primarily consisting of facilities with remaining lease terms of approximately one year to twelve years. Cadence has options to terminate many of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that Cadence will not exercise the early termination option. For certain leases, Cadence has options to extend the lease term for additional periods ranging from one year to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that Cadence will exercise such options. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.
Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, Cadence combines the lease and non-lease components in determining the lease liabilities and ROU assets.

Activity related to Cadence’s leases was as follows:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
	(In thousands)
Operating lease expense	$9,638	$17,319
Cash paid for amounts included in the measurement of operating lease liabilities	7,946	14,242
ROU assets obtained in exchange for operating lease obligations	16,090	33,595

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
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
June 29, 2019
(In thousands)
Other assets	$108,879

Accounts payable and accrued liabilities	$27,449
Other long-term liabilities	93,452
Total lease liabilities	$120,901

Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	4.5%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of June 29, 2019, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2019 – remaining period	$15,315
2020	30,805
2021	27,267
2022	19,906
2023	14,969
Thereafter	29,620
Total future lease payments	137,882
Less imputed interest	(16,981)
Total	$120,901

As of June 29, 2019, Cadence had additional operating lease obligations for a lease with a future effective date of $1.0 million. This operating lease will commence during the third quarter of fiscal 2019 and has a term of five years.

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
Cadence’s operating leases and sales-type leases contain both lease and non-lease components. Because the pattern of revenue recognition is the same for both the lease and non-lease components in Cadence’s operating leases, Cadence has elected the practical expedient to not separate lease and related non-lease components and accounts for both components under Topic 842. Cadence allocates value to the lease and non-lease components in its sales-type leases using standalone selling prices similar to those used under ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” the current accounting standard governing revenue recognition. When Cadence leases its hardware in the same arrangement as software or IP, Cadence allocates value to each performance obligation using standalone selling prices.
NOTE 7. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of June 29, 2019 and December 29, 2018 is as follows:

	As of
	June 29, 2019	December 29, 2018
	(In thousands)
Other assets:
Deferred income taxes	$163,085	$154,894
Non-marketable investments[1]	146,221	118,734
ROU lease assets[2]	108,879	—
Other long-term assets	94,324	97,603
Other assets	$512,509	$371,231

Other long-term liabilities:
Operating lease liabilities[2]	$93,452	$—
Other long-term accrued liabilities	75,213	77,262
Other long-term liabilities	$168,665	$77,262
_____________
1 In January 2019, Cadence made an additional minority equity investment in a privately held company and existing equity method investee, for approximately $33.7 million, bringing Cadence’s total ownership to approximately 16%.

2 Cadence adopted Topic 842, the new accounting standard for leasing arrangements on December 30, 2018, the first day of fiscal 2019. For additional information regarding Cadence’s leases, see Note 6 in the notes to condensed consolidated financial statements.
NOTE 8. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended June 29, 2019 and June 30, 2018 as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Cost of product and maintenance	$652	$606	$1,333	$1,196
Cost of services	829	884	1,695	1,747
Marketing and sales	9,509	8,268	18,615	15,882
Research and development	27,659	25,100	54,557	48,335
General and administrative	5,608	6,098	10,310	11,697
Total stock-based compensation expense	$44,257	$40,956	$86,510	$78,857

Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $252.5 million as of June 29, 2019, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.
NOTE 9. STOCK REPURCHASE PROGRAM
At the end of fiscal 2018, approximately $175 million remained available under Cadence’s previously announced authorization to repurchase shares of its common stock. In February 2019, Cadence’s Board of Directors authorized the repurchase of an additional $500 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 29, 2019, approximately $519 million remained available to repurchase shares of Cadence common stock under current authorizations.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Shares repurchased	1,125	1,224	2,654	2,512
Total cost of repurchased shares	$75,006	$50,012	$156,120	$100,025

NOTE 10. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the six months ended June 29, 2019, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $1.0 million.

The following table presents activity relating to Cadence’s restructuring plans during the six months ended June 29, 2019:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 29, 2018	$11,176	$848	$12,024
Restructuring and other charges (credits)	(1,036)	34	(1,002)
Cash payments	(9,614)	(330)	(9,944)
Effect of foreign currency translation	35	10	45
Balance, June 29, 2019	$561	$562	$1,123

The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
June 29, 2019
(In thousands)
Accounts payable and accrued liabilities	$891
Other long-term liabilities	232
Total restructuring liabilities	$1,123

All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheet as of June 29, 2019. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
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
The calculations for basic and diluted net income per share for the three and six months ended June 29, 2019 and June 30, 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands, except per share amounts)
Net income	$107,235	$75,149	$227,790	$148,034
Weighted average common shares used to calculate basic net income per share	273,159	273,564	273,155	273,703
Stock-based awards	7,895	7,210	7,722	7,544
Weighted average common shares used to calculate diluted net income per share	281,054	280,774	280,877	281,247
Net income per share - basic	$0.39	$0.27	$0.83	$0.54
Net income per share - diluted	$0.38	$0.27	$0.81	$0.53

The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 29, 2019 and June 30, 2018 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Long-term performance-based stock awards	1,386	—	807	75
Options to purchase shares of common stock	596	701	419	559
Non-vested shares of restricted stock	29	818	76	549
Total potential common shares excluded	2,011	1,519	1,302	1,183

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 29, 2019.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets was determined using the following levels of inputs as of June 29, 2019 and December 29, 2018:

	Fair Value Measurements as of June 29, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$382,960	$382,960	$—	$—
Marketable equity securities	3,615	3,615	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	29,967	29,967	—	—
Foreign currency exchange contracts	808	—	808	—
Total Assets	$417,350	$416,542	$808	$—

As of June 29, 2019, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$327,841	$327,841	$—	$—
Marketable equity securities	3,887	3,887	—	—
Securities held in NQDC trust	27,767	27,767	—	—
Foreign currency exchange contracts	101	—	101	—
Total Assets	$359,596	$359,495	$101	$—

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
Other Contingencies
Cadence provides its customers with a warranty on sales of its hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 29, 2019 and June 30, 2018.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended June 29, 2019 and June 30, 2018.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of June 29, 2019 and December 29, 2018:

	As of
	June 29, 2019	December 29, 2018
	(In thousands)
Foreign currency translation loss	$(21,453)	$(20,861)
Changes in defined benefit plan liabilities	(6,544)	(3,919)
Total accumulated other comprehensive loss	$(27,997)	$(24,780)

For the three and six months ended June 29, 2019 and June 30, 2018 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
The following table presents a summary of revenue by geography for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Americas:
United States	$234,490	$230,673	$477,738	$455,476
Other Americas	12,025	7,682	20,431	15,349
Total Americas	246,515	238,355	498,169	470,825
Asia:
China	68,379	40,619	127,356	85,913
Other Asia	109,425	93,780	220,772	188,433
Total Asia	177,804	134,399	348,128	274,346
Europe, Middle East and Africa	113,829	105,673	217,291	210,380
Japan	42,271	39,964	93,573	80,153
Total	$580,419	$518,391	$1,157,161	$1,035,704

The following table presents a summary of long-lived assets by geography as of June 29, 2019 and December 29, 2018:

	As of
	June 29, 2019	December 29, 2018
	(In thousands)
Americas:
United States	$202,695	$200,025
Other Americas	843	475
Total Americas	203,538	200,500
Asia:
China	15,593	9,608
Other Asia	27,550	30,021
Total Asia	43,143	39,629
Europe, Middle East and Africa	10,547	11,784
Japan	654	717
Total	$257,882	$252,630

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
Business Overview
We enable our customers to develop electronic products. Our products and services are designed to give our customers a competitive edge in their development of electronic devices and systems, systems-on-chip (“SoCs”), integrated circuits (“ICs”) and increasingly sophisticated manufactured products. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market and reducing their design, development and manufacturing costs. We offer software, hardware, services and reusable IC design blocks, which are commonly referred to as intellectual property (“IP”).
Our strategy, which we call Intelligent System Design™, is to provide the technologies necessary for our electronic system and semiconductor customers to develop electronic products across a variety of vertical markets including mobile, consumer, automotive, aerospace and defense, industrial and medical segments. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA.
We combine our products into categories related to major design activities:

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

Results of Operations
Financial results for the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, reflect the following:

•	increased product and maintenance revenue resulting from overall growth in each geography, particularly in Asia;

•	increased emulation and prototyping hardware costs resulting from increased sales of these products;

•	increased selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and

•	continued investment in research and development activities focused on creating and enhancing our products.
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
Revenue by Period
The following table shows our revenue for the three months ended June 29, 2019 and June 30, 2018 and the change in revenue between periods:

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$548.0	$487.9	$60.1	12%
Services	32.4	30.5	1.9	6%
Total revenue	$580.4	$518.4	$62.0	12%
The following table shows our revenue for the six months ended June 29, 2019 and June 30, 2018 and the change in revenue between periods:

	Six Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,091.6	$968.5	$123.1	13%
Services	65.6	67.2	(1.6)	(2)%
Total revenue	$1,157.2	$1,035.7	$121.5	12%
Product and maintenance revenue increased during the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for machine learning, 5G networks, aerospace and defense, automotive, cloud data center and other market segments. This demand has resulted in revenue growth in each geography. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and six months ended June 29, 2019 or June 30, 2018.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018	June 30, 2018
Functional Verification, including Emulation and Prototyping Hardware	22%	24%	25%	22%	23%
Digital IC Design and Signoff	31%	30%	28%	30%	30%
Custom IC Design and Simulation	26%	25%	25%	26%	26%
System Interconnect and Analysis	10%	9%	9%	9%	9%
IP	11%	12%	13%	13%	12%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
United States	$234.5	$230.7	$3.8	2%
Other Americas	12.0	7.7	4.3	56%
China	68.4	40.6	27.8	68%
Other Asia	109.4	93.8	15.6	17%
Europe, Middle East and Africa	113.8	105.7	8.1	8%
Japan	42.3	39.9	2.4	6%
Total revenue	$580.4	$518.4	$62.0	12%

	Six Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
United States	$477.7	$455.5	$22.2	5%
Other Americas	20.4	15.3	5.1	33%
China	127.4	85.9	41.5	48%
Other Asia	220.8	188.4	32.4	17%
Europe, Middle East and Africa	217.3	210.4	6.9	3%
Japan	93.6	80.2	13.4	17%
Total revenue	$1,157.2	$1,035.7	$121.5	12%
Revenue in China increased during the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, due to an increase in revenue for hardware, digital IC design and system interconnect products. For certain customers in China we were not able to deliver maintenance or support due to the U.S. Department of Commerce’s designation of certain customers to the “Entity List” during the second quarter of fiscal 2019, and revenue in China for the second half of fiscal 2019 is expected to be lower than the first half of fiscal 2019.

For the primary factors contributing to the increase in revenue for other geographies during the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, see the general description under “Revenue by Period” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	40%	45%	41%	44%
Other Americas	2%	1%	2%	1%
China	12%	8%	11%	9%
Other Asia	19%	18%	19%	18%
Europe, Middle East and Africa	20%	20%	19%	20%
Japan	7%	8%	8%	8%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$43.4	$40.1	$3.3	8%
Cost of services	18.1	18.8	(0.7)	(4)%

	Six Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$93.9	$81.9	$12.0	15%
Cost of services	38.1	40.3	(2.2)	(5)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$32.1	$30.1	$2.0	7%
Amortization of acquired intangibles	11.3	10.0	1.3	13%
Total cost of product and maintenance	$43.4	$40.1	$3.3	8%

	Six Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$72.7	$61.6	$11.1	18%
Amortization of acquired intangibles	21.2	20.3	0.9	4%
Total cost of product and maintenance	$93.9	$81.9	$12.0	15%
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
The changes in product and maintenance-related costs for the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$1.4	$10.0
Other items	0.6	1.1
Total change in product and maintenance-related costs	$2.0	$11.1
Costs of emulation and prototyping increased during the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, primarily due to increased sales volume for emulation and prototyping hardware. Gross margins on our hardware products will fluctuate based on product life cycle, product competition, product mix and pricing strategies.
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
Stock-based compensation included in our operating expenses increased during the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, primarily because successive increases in the price of our common stock between grant dates have resulted in higher grant date fair values for the mix of stock awards expensed in each period.
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

Our operating expenses for the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$116.2	$109.3	$6.9	6%
Research and development	231.8	219.1	12.7	6%
General and administrative	34.4	34.9	(0.5)	(1)%
Total operating expenses	$382.4	$363.3	$19.1	5%

	Six Months Ended		Change
	June 29, 2019	June 30, 2018	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$233.1	$218.4	$14.7	7%
Research and development	460.0	443.3	16.7	4%
General and administrative	64.5	68.2	(3.7)	(5)%
Total operating expenses	$757.6	$729.9	$27.7	4%
Our operating expenses, as a percentage of total revenue, for the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Marketing and sales	20%	21%	20%	21%
Research and development	40%	42%	39%	43%
General and administrative	6%	7%	6%	7%
Total operating expenses	66%	70%	65%	71%
Marketing and Sales
The increase in marketing and sales expense for the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$4.0	$10.3
Stock-based compensation	1.2	2.7
Other items	1.7	1.7
Total change in marketing and sales expense	$6.9	$14.7
Salary, benefits and other employee-related costs included in marketing and sales increased during the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, primarily due to additional headcount and an increase in incentive compensation. We expect marketing and sales expense to increase during the remainder of fiscal 2019, as compared to fiscal 2018, due to additional hiring.

Research and Development
The increase in research and development expense for the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$6.5	$7.6
Product development costs	3.0	2.9
Stock-based compensation	2.6	6.2
Facilities and other infrastructure costs	(0.6)	(2.1)
Other items	1.2	2.1
Total change in research and development expense	$12.7	$16.7
Costs included in research and development increased during the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, primarily due to additional hiring. We expect research and development expense to increase during the remainder of fiscal 2019, as compared to fiscal 2018, due to additional hiring to keep pace with our customers’ technological developments and demands.
General and Administrative
The decrease in general and administrative expense for the three and six months ended June 29, 2019, as compared to the three and six months ended June 30, 2018, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
University endowment	$3.0	$3.0
Professional services	(2.6)	(2.9)
Bad debt	(0.7)	(1.7)
Facilities and other infrastructure costs	(0.5)	(1.1)
Other items	0.3	(1.0)
Total change in general and administrative expense	$(0.5)	$(3.7)
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
During the six months ended June 29, 2019, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $1.0 million. For additional information about our restructuring plans, see Note 10 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In millions)
Contractual interest expense:
2019 Term Loan	$—	$2.4	$—	$4.5
2024 Notes	3.8	3.8	7.6	7.6
Revolving credit facility	1.0	0.3	2.2	0.8
Amortization of debt discount:
2019 Term Loan	—	—	—	0.1
2024 Notes	0.2	0.1	0.4	0.3
Other	—	0.1	0.2	0.3
Total interest expense	$5.0	$6.7	$10.4	$13.6
During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million term loan (the “2019 Term Loan”). For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
			(In millions, except percentages)
Provision for income taxes	$21.4	$14.9	$29.0	$20.2
Effective tax rate	16.6%	16.5%	11.3%	12.0%
Our provision for income taxes for the three and six months ended June 29, 2019 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2019 income. Our provision for income taxes for the three and six months ended June 29, 2019 was partially offset by $5.8 million and $20.2 million, respectively, of tax benefit related to stock-based compensation that vested or was exercised during the period.
Our provision for income taxes for the three and six months ended June 30, 2018 primarily resulted from the federal income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) and state and foreign income taxes on anticipated fiscal 2018 income. Our provision for income taxes for the three and six months ended June 30, 2018 was partially offset by $1.8 million and $10.5 million, respectively, of tax benefit related to stock-based compensation that vested or was exercised during the period. We also reduced our provisional estimate for the fiscal 2017 deemed repatriation transition tax during the six months ended June 30, 2018 by $2.6 million, based on our continuing analysis of the earnings and cash balances of our foreign subsidiaries and additional guidance issued by the applicable tax authorities.
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

Liquidity and Capital Resources

	As of
	June 29, 2019	December 29, 2018	Change
	(In millions)
Cash and cash equivalents	$633.4	$533.3	$100.1
Net working capital	369.1	242.1	127.0
Cash and Cash Equivalents
As of June 29, 2019, our principal sources of liquidity consisted of $633.4 million of cash and cash equivalents as compared to $533.3 million as of December 29, 2018.
Our primary sources of cash and cash equivalents during the six months ended June 29, 2019 were cash generated from operations, proceeds from borrowings under our revolving credit facility and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the six months ended June 29, 2019 were payments related to employee salaries and benefits, operating expenses, payments on our revolving credit facility, repurchases of our common stock, payment of taxes on vesting of restricted stock held by employees, purchases of non-marketable investments and purchases of property, plant and equipment.
Approximately 53% of our cash and cash equivalents were held by our foreign subsidiaries as of June 29, 2019. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of June 29, 2019, as compared to December 29, 2018, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Six Months Ended
	June 29, 2019	June 30, 2018	Change
	(In millions)
Cash provided by operating activities	$431.8	$362.9	$68.9
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended June 29, 2019, as compared to the six months ended June 30, 2018, was primarily due to improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Six Months Ended
	June 29, 2019	June 30, 2018	Change
	(In millions)
Cash used for investing activities	$(61.7)	$(31.1)	$(30.6)

Cash used for investing activities increased during the six months ended June 29, 2019, as compared to the six months ended June 30, 2018, primarily due to payments to acquire equity instruments of other entities. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Six Months Ended
	June 29, 2019	June 30, 2018	Change
	(In millions)
Cash used for financing activities	$(269.0)	$(193.4)	$(75.6)
Cash used for financing activities increased during the six months ended June 29, 2019, as compared to the six months ended June 30, 2018, primarily due to the increase in repurchases of common stock and payments on our revolving credit facility.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of the end of the fourth quarter of fiscal 2018, approximately $175 million remained available under our previously announced authorization to repurchase shares of our common stock. In February 2019, our Board of Directors authorized the repurchase of an additional $500 million of our common stock. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 29, 2019, approximately $519 million remained available under this and prior authorizations. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of June 29, 2019, there were no borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of June 29, 2019, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of June 29, 2019. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2019.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$132.0	0.88
British pound	98.2	0.77
Israeli shekel	63.1	3.57
Indian rupee	33.8	71.06
Japanese yen	31.8	107.62
Swedish krona	29.2	9.44
South Korean won	20.1	1,177.44
Chinese renminbi	18.5	6.91
Other	14.8	N/A
Total	$441.5
Estimated fair value	$0.8
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of June 29, 2019.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of June 29, 2019, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2019.
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
Based on their evaluation as of June 29, 2019, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The IC and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. Spending on EDA products and services has grown in recent years, but the current outlook for the semiconductor industry is uncertain and may result in a decrease in spending on EDA products and services, which are a part of our overall product offering.
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
During the second quarter of fiscal 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List, and in the absence of a license from the BIS, it may have a negative effect on our ability to sell products and provide services to these customers in the future. Entity List restrictions may also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own products, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) accounts receivable for products we previously delivered to them, the credit risks associated with these accounts may have increased as a result of these limitations.

We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these customers. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer or the long-term effects on our business. Additionally, other companies may be added to the Entity List and/or subject to trade restrictions. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that our business may also be impacted by other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to customers on the Entity List have had, and may continue to have, an adverse effect on our business, results of operations or financial condition.
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
Our Intelligent System Design strategy requires the development or acquisition of products and expertise in new areas of technology. Our inability to develop or acquire these capabilities could impede our ability to address the technical requirements in technology segments which are expected to contribute to our growth.
Our strategy is meant to increase our business among electronic systems companies, which are now designing their own ICs. Our strategy is also meant to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs are incorporated. Part of this strategy involves addressing the needs of new categories of electronic systems, including hyperscale computing and infrastructure, edge computing, machine learning, augmented reality, virtual reality, internet-of-things and autonomous vehicle sub-systems, where increased investment is expected by our customers. Each of these categories requires technologies and expertise that are application-specific. If we are unable to develop or acquire the application-specific technologies and expertise necessary to address the requirements of these categories, it could impede our ability to expand our business in these categories and ultimately affect our future growth.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% during the six months ended June 29, 2019 and 56% during the six months ended June 30, 2018. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
The Organisation for Economic Co-operation and Development (“OECD”), an international association of countries, including the United States, released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations. The European Commission (“EC”) has conducted investigations in multiple countries focusing on whether local country tax rulings provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. The EC and OECD have also been evaluating new rules on the taxation of the digital economy driven by a perceived need to provide greater taxing rights to market jurisdictions where customers or users are located. In addition, Taiwan, Italy, the United Kingdom, France, India and Hungary have recently introduced new laws or proposals to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
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
We have significant operations outside the United States. As of June 29, 2019, approximately 53% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
As of June 29, 2019, we had total outstanding indebtedness of $345.7 million. We also had the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of the end of the fourth quarter of fiscal 2018, approximately $175 million remained available under our previously announced authorization to repurchase shares of our common stock. In February 2019, our Board of Directors authorized the repurchase of an additional $500 million of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 29, 2019, $519 million remained available to repurchase shares of our common stock under current authorizations.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 29, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
March 31, 2019 – May 4, 2019	429,838	$65.43	412,400	$567
May 5, 2019 – June 1, 2019	364,913	$67.24	347,500	$544
June 2, 2019 – June 29, 2019	492,803	$66.67	365,500	$519
Total	1,287,554	$66.42	1,125,400
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.01	The Registrant's Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.					X

10.01	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	DEF 14A	000-15867	Appendix A	3/22/2019

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 is formatted in iXBRL.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 22, 2019	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	July 22, 2019	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer