Form 10-Q
period 2019-09-28
CADENCE DESIGN SYSTEMS INC
filed 2019-10-21
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
On September 28, 2019, approximately 280,593,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$655,216	$533,298
Receivables, net	274,914	297,082
Inventories	66,745	28,162
Prepaid expenses and other	53,074	92,550
Total current assets	1,049,949	951,092
Property, plant and equipment, net of accumulated depreciation of $730,067 and $698,493, respectively	259,453	252,630
Goodwill	661,678	662,272
Acquired intangibles, net	185,037	225,457
Long-term receivables	1,204	5,972
Other assets	504,877	371,231
Total assets	$2,662,198	$2,468,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$100,000
Accounts payable and accrued liabilities	274,882	256,526
Current portion of deferred revenue	344,100	352,456
Total current liabilities	618,982	708,982
Long-term liabilities:
Long-term portion of deferred revenue	48,036	48,718
Long-term debt	345,833	345,291
Other long-term liabilities	169,085	77,262
Total long-term liabilities	562,954	471,271
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	2,007,268	1,936,124
Treasury stock, at cost	(1,589,027)	(1,395,652)
Retained earnings	1,102,013	772,709
Accumulated other comprehensive loss	(39,992)	(24,780)
Total stockholders’ equity	1,480,262	1,288,401
Total liabilities and stockholders’ equity	$2,662,198	$2,468,654

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenue:
Product and maintenance	$548,105	$494,990	$1,639,651	$1,463,469
Services	31,498	37,478	97,113	104,703
Total revenue	579,603	532,468	1,736,764	1,568,172
Costs and expenses:
Cost of product and maintenance	41,715	36,406	135,625	118,263
Cost of services	19,260	24,048	57,404	64,360
Marketing and sales	121,368	108,608	354,406	327,056
Research and development	240,542	223,231	700,566	666,545
General and administrative	33,204	33,247	97,713	101,421
Amortization of acquired intangibles	2,874	3,470	9,341	10,618
Restructuring and other credits	(186)	(172)	(1,188)	(2,610)
Total costs and expenses	458,777	428,838	1,353,867	1,285,653
Income from operations	120,826	103,630	382,897	282,519
Interest expense	(4,240)	(5,177)	(14,607)	(18,821)
Other income, net	122	1,106	5,253	4,055
Income before provision for income taxes	116,708	99,559	373,543	267,753
Provision for income taxes	15,194	241	44,239	20,401
Net income	$101,514	$99,318	$329,304	$247,352
Net income per share – basic	$0.37	$0.36	$1.21	$0.90
Net income per share – diluted	$0.36	$0.35	$1.17	$0.88
Weighted average common shares outstanding – basic	273,329	273,716	273,224	273,718
Weighted average common shares outstanding – diluted	280,666	281,646	280,817	281,391

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$101,514	$99,318	$329,304	$247,352
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(11,630)	(9,186)	(12,222)	(16,237)
Changes in defined benefit plan liabilities	(365)	7	(2,990)	154
Total other comprehensive loss, net of tax effects	(11,995)	(9,179)	(15,212)	(16,083)
Comprehensive income	$89,519	$90,139	$314,092	$231,269

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 28, 2019
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, June 29, 2019	280,153	$1,984,464	$(1,526,421)	$1,000,499	$(27,997)	$1,430,545
Net income	—	—	—	101,514	—	$101,514
Other comprehensive loss, net of taxes	—	—	—	—	(11,995)	$(11,995)
Purchase of treasury stock	(1,065)	—	(75,011)	—	—	$(75,011)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,860	(20,563)	36,811	—	—	$16,248
Stock received for payment of employee taxes on vesting of restricted stock	(355)	(4,912)	(24,406)	—	—	$(29,318)
Stock-based compensation expense	—	48,279	—	—	—	$48,279
Balance, September 28, 2019	280,593	$2,007,268	$(1,589,027)	$1,102,013	$(39,992)	$1,480,262

	Three Months Ended September 29, 2018
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, June 30, 2018	282,808	$1,861,135	$(1,234,941)	$574,966	$(13,172)	$1,187,988
Net income	—	—	—	99,318	—	$99,318
Other comprehensive loss, net of taxes	—	—	—	—	(9,179)	$(9,179)
Purchase of treasury stock	(1,098)	—	(50,011)	—	—	$(50,011)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	979	(4,939)	17,470	—	—	$12,531
Stock received for payment of employee taxes on vesting of restricted stock	(547)	(4,711)	(24,783)	—	—	$(29,494)
Stock-based compensation expense	—	46,264	—	—	—	$46,264
Balance, September 29, 2018	282,142	$1,897,749	$(1,292,265)	$674,284	$(22,351)	$1,257,417

	Nine Months Ended September 28, 2019
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	329,304	—	$329,304
Other comprehensive loss, net of taxes	—	—	—	—	(15,212)	$(15,212)
Purchase of treasury stock	(3,719)	—	(231,131)	—	—	$(231,131)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,345	(52,592)	101,719	—	—	$49,127
Stock received for payment of employee taxes on vesting of restricted stock	(1,048)	(11,053)	(63,963)	—	—	$(75,016)
Stock-based compensation expense	—	134,789	—	—	—	$134,789
Balance, September 28, 2019	280,593	$2,007,268	$(1,589,027)	$1,102,013	$(39,992)	$1,480,262

	Nine Months Ended September 29, 2018
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 30, 2017	282,067	$1,829,950	$(1,178,121)	$341,003	$(3,630)	$989,202
Cumulative effect adjustment	—	—	—	85,929	(2,638)	$83,291
Net income	—	—	—	247,352	—	$247,352
Other comprehensive loss, net of taxes	—	—	—	—	(16,083)	$(16,083)
Purchase of treasury stock	(3,611)	—	(150,036)	—	—	$(150,036)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	4,879	(48,013)	86,202	—	—	$38,189
Stock received for payment of employee taxes on vesting of restricted stock	(1,193)	(9,309)	(50,310)	—	—	$(59,619)
Stock-based compensation expense	—	125,121	—	—	—	$125,121
Balance, September 29, 2018	282,142	$1,897,749	$(1,292,265)	$674,284	$(22,351)	$1,257,417

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash and cash equivalents at beginning of period	$533,298	$688,087
Cash flows from operating activities:
Net income	329,304	247,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,400	89,003
Amortization of debt discount and fees	747	950
Stock-based compensation	134,789	125,121
(Gain) loss on investments, net	2,655	(902)
Deferred income taxes	(10,938)	(3,221)
Provisions for losses (recoveries) on receivables	(358)	4,790
ROU asset amortization and change in operating lease liabilities	4,285	—
Other non-cash items	197	(126)
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	26,553	(28,471)
Inventories	(43,781)	(1,455)
Prepaid expenses and other	38,703	2,018
Other assets	3,554	1,856
Accounts payable and accrued liabilities	(4,001)	(41,718)
Deferred revenue	(6,968)	77,370
Other long-term liabilities	4,163	300
Net cash provided by operating activities	570,304	472,867
Cash flows from investing activities:
Purchases of non-marketable investments	(33,717)	—
Proceeds from the sale of non-marketable investments	2,952	—
Purchases of property, plant and equipment	(47,527)	(41,761)
Cash paid in business combinations	(338)	—
Net cash used for investing activities	(78,630)	(41,761)
Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	—
Payment on revolving credit facility	(250,000)	(85,000)
Principal payments on term loan	—	(300,000)
Proceeds from issuance of common stock	49,127	38,190
Stock received for payment of employee taxes on vesting of restricted stock	(75,016)	(59,619)
Payments for repurchases of common stock	(231,131)	(150,036)
Change in book overdraft	—	(3,867)
Net cash used for financing activities	(357,020)	(560,332)
Effect of exchange rate changes on cash and cash equivalents	(12,736)	(14,276)
Increase (decrease) in cash and cash equivalents	121,918	(143,502)
Cash and cash equivalents at end of period	$655,216	$544,585

Supplemental cash flow information:
Cash paid for interest	$10,052	$15,360
Cash paid for taxes, net	25,439	29,858

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
Comparability
Effective the first day of fiscal 2019, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the condensed consolidated balance sheet as of September 28, 2019 was prepared using accounting standards that were different than those in effect as of December 29, 2018. Therefore, the condensed consolidated balance sheets as of September 28, 2019 and December 29, 2018 are not directly comparable.
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
NOTE 2. DEBT
Cadence’s outstanding debt as of September 28, 2019 and December 29, 2018 was as follows:

	September 28, 2019			December 29, 2018
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$100,000	$—	$100,000
2024 Notes	350,000	(4,167)	345,833	350,000	(4,709)	345,291
Total outstanding debt	$350,000	$(4,167)	$345,833	$450,000	$(4,709)	$445,291

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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of September 28, 2019, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $376.8 million as of September 28, 2019.
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

NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of September 28, 2019 and December 29, 2018 were as follows:

	As of
	September 28, 2019	December 29, 2018
	(In thousands)
Accounts receivable	$160,998	$164,223
Unbilled accounts receivable	114,226	136,795
Long-term receivables	1,204	5,972
Total receivables	276,428	306,990
Less allowance for doubtful accounts	(310)	(3,936)
Total receivables, net	$276,118	$303,054

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of September 28, 2019 and December 29, 2018, one customer accounted for 11% of Cadence’s total receivables.
NOTE 4. REVENUE
Cadence combines its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Functional Verification, including Emulation and Prototyping Hardware[1]	20%	22%	22%	24%
Digital IC Design and Signoff	30%	30%	30%	29%
Custom IC Design and Simulation	26%	26%	26%	26%
System Interconnect and Analysis	9%	9%	9%	9%
IP	15%	13%	13%	12%
Total	100%	100%	100%	100%

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
The contract assets indicated below are presented as prepaid expenses and other in the condensed consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of September 28, 2019 on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of September 28, 2019 and December 29, 2018 were as follows:

	As of
	September 28, 2019	December 29, 2018
	(In thousands)
Contract assets	$8,513	$10,055
Deferred revenue	392,136	401,174

Cadence recognized revenue of $44.4 million and $290.4 million during the three and nine months ended September 28, 2019, and $39.9 million and $250.2 million during the three and nine months ended September 29, 2018, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.

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
Some customers enter into a non-cancellable IP Access Agreement (“IPAA”) whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of IP products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the IPAA is treated as an individual contract and accounted for based on the respective performance obligations.
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.0 billion as of September 28, 2019, which includes $212.1 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. Cadence expects to recognize approximately 60% of the revenue included in the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $10.0 million and $26.7 million during the three and nine months ended September 28, 2019, and $10.8 million and $25.3 million during the three and nine months ended September 29, 2018, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 28, 2019 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2018	$662,272
Effect of foreign currency translation	(594)
Balance as of September 28, 2019	$661,678
Acquired Intangibles, Net
Acquired intangibles as of September 28, 2019 were as follows, excluding intangibles that were fully amortized as of December 29, 2018:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$363,142	$(236,297)	$126,845
Agreements and relationships	146,414	(109,729)	36,685
Tradenames, trademarks and patents	7,600	(5,593)	2,007
Total acquired intangibles with definite lives	517,156	(351,619)	165,537
In-process technology	19,500	—	19,500
Total acquired intangibles	$536,656	$(351,619)	$185,037

In-process technology as of September 28, 2019 consisted of acquired projects that, if completed, will contribute to Cadence’s design IP offerings. As of September 28, 2019, these projects were expected to be completed in approximately six months. During the nine months ended September 28, 2019, Cadence completed certain projects previously included in in-process technology and transferred $52.0 million to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Cost of product and maintenance	$9,925	$9,505	$31,078	$29,773
Amortization of acquired intangibles	2,874	3,470	9,341	10,618
Total amortization of acquired intangibles	$12,799	$12,975	$40,419	$40,391

Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2019 – remaining period	$12,660
2020	49,420
2021	44,758
2022	26,453
2023	13,967
Thereafter	18,279
Total estimated amortization expense	$165,537

NOTE 6. LEASES
Lessee Considerations
Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Cadence has operating leases primarily consisting of facilities with remaining lease terms of approximately one year to eleven years. Cadence has options to terminate many of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that Cadence will not exercise the early termination option. For certain leases, Cadence has options to extend the lease term for additional periods ranging from one year to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that Cadence will exercise such options. Certain leases include rental payments that are adjusted periodically based on changes in consumer price and other indices.

Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, Cadence combines the lease and non-lease components in determining the lease liabilities and ROU assets.
Activity related to Cadence’s leases was as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
	(In thousands)
Operating lease expense	$8,409	$25,728
Cash paid for amounts included in the measurement of operating lease liabilities	8,174	22,416
ROU assets obtained in exchange for operating lease obligations	3,437	37,032

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
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
September 28, 2019
(In thousands)
Other assets	$104,518

Accounts payable and accrued liabilities	$27,717
Other long-term liabilities	90,506
Total lease liabilities	$118,223

Weighted average remaining lease term (in years)	5.2
Weighted average discount rate	4.4%

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of September 28, 2019, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2019 – remaining period	$7,524
2020	31,960
2021	28,517
2022	20,680
2023	15,254
Thereafter	29,942
Total future lease payments	133,877
Less imputed interest	(15,654)
Total	$118,223

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
NOTE 7. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of September 28, 2019 and December 29, 2018 is as follows:

	As of
	September 28, 2019	December 29, 2018
	(In thousands)
Other assets:
Deferred income taxes	$165,759	$154,894
Non-marketable investments[1]	142,071	118,734
ROU lease assets[2]	104,518	—
Other long-term assets	92,529	97,603
Other assets	$504,877	$371,231

Other long-term liabilities:
Operating lease liabilities[2]	$90,506	$—
Other long-term accrued liabilities	78,579	77,262
Other long-term liabilities	$169,085	$77,262
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
NOTE 8. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended September 28, 2019 and September 29, 2018 as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Cost of product and maintenance	$731	$736	$2,064	$1,932
Cost of services	931	1,078	2,626	2,825
Marketing and sales	10,424	9,528	29,039	25,410
Research and development	30,458	28,668	85,015	77,003
General and administrative	5,735	6,254	16,045	17,951
Total stock-based compensation expense	$48,279	$46,264	$134,789	$125,121

Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $325.1 million as of September 28, 2019, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.2 years.
NOTE 9. STOCK REPURCHASE PROGRAM
At the end of fiscal 2018, approximately $175 million remained available under Cadence’s previously announced authorization to repurchase shares of its common stock. In February 2019, Cadence’s Board of Directors authorized the repurchase of an additional $500 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 28, 2019, approximately $444 million remained available to repurchase shares of Cadence common stock under the February 2019 authorization.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Shares repurchased	1,065	1,098	3,719	3,611
Total cost of repurchased shares	$75,011	$50,011	$231,131	$150,036

NOTE 10. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated under the restructuring plans and charges related to assets abandoned as part of the restructuring plans. During the nine months ended September 28, 2019, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $1.2 million.

The following table presents activity relating to Cadence’s restructuring plans during the nine months ended September 28, 2019:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 29, 2018	$11,176	$848	$12,024
Restructuring and other charges (credits)	(1,200)	12	(1,188)
Cash payments	(9,829)	(375)	(10,204)
Effect of foreign currency translation	30	9	39
Balance, September 28, 2019	$177	$494	$671

The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
September 28, 2019
(In thousands)
Accounts payable and accrued liabilities	$513
Other long-term liabilities	158
Total restructuring liabilities	$671

All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheet as of September 28, 2019. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
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
The calculations for basic and diluted net income per share for the three and nine months ended September 28, 2019 and September 29, 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands, except per share amounts)
Net income	$101,514	$99,318	$329,304	$247,352
Weighted average common shares used to calculate basic net income per share	273,329	273,716	273,224	273,718
Stock-based awards	7,337	7,930	7,593	7,673
Weighted average common shares used to calculate diluted net income per share	280,666	281,646	280,817	281,391
Net income per share - basic	$0.37	$0.36	$1.21	$0.90
Net income per share - diluted	$0.36	$0.35	$1.17	$0.88

The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 28, 2019 and September 29, 2018 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Long-term performance-based stock awards	1,386	—	279	50
Options to purchase shares of common stock	—	701	476	606
Non-vested shares of restricted stock	1,276	3	1,000	367
Total potential common shares excluded	2,662	704	1,755	1,023

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 28, 2019.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 28, 2019 and December 29, 2018:

	Fair Value Measurements as of September 28, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$351,712	$351,712	$—	$—
Marketable equity securities	3,773	3,773	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	31,196	31,196	—	—
Total Assets	$386,681	$386,681	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$2,075	$—	$2,075	$—
Total Liabilities	$2,075	$—	$2,075	$—

	Fair Value Measurements as of December 29, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$327,841	$327,841	$—	$—
Marketable equity securities	3,887	3,887	—	—
Securities held in NQDC trust	27,767	27,767	—	—
Foreign currency exchange contracts	101	—	101	—
Total Assets	$359,596	$359,495	$101	$—

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
Other Contingencies
Cadence provides its customers with a warranty on sales of its hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 28, 2019 and September 29, 2018.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended September 28, 2019 and September 29, 2018.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of September 28, 2019 and December 29, 2018:

	As of
	September 28, 2019	December 29, 2018
	(In thousands)
Foreign currency translation loss	$(33,083)	$(20,861)
Changes in defined benefit plan liabilities	(6,909)	(3,919)
Total accumulated other comprehensive loss	$(39,992)	$(24,780)

For the three and nine months ended September 28, 2019 and September 29, 2018 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Americas:
United States	$241,060	$224,458	$718,798	$679,934
Other Americas	12,660	9,003	33,091	24,351
Total Americas	253,720	233,461	751,889	704,285
Asia:
China	58,215	49,989	185,570	135,902
Other Asia	120,122	106,898	340,895	295,331
Total Asia	178,337	156,887	526,465	431,233
Europe, Middle East and Africa	106,151	101,452	323,442	311,833
Japan	41,395	40,668	134,968	120,821
Total	$579,603	$532,468	$1,736,764	$1,568,172

The following table presents a summary of long-lived assets by geography as of September 28, 2019 and December 29, 2018:

	As of
	September 28, 2019	December 29, 2018
	(In thousands)
Americas:
United States	$205,083	$200,025
Other Americas	772	475
Total Americas	205,855	200,500
Asia:
China	15,718	9,608
Other Asia	27,216	30,021
Total Asia	42,934	39,629
Europe, Middle East and Africa	10,073	11,784
Japan	591	717
Total	$259,453	$252,630

NOTE 16. SUBSEQUENT EVENT
In October 2019, Cadence initiated a series of transactions involving an internal realignment of its international operating structure. Cadence expects that this realignment may significantly increase its foreign deferred tax assets. Cadence has not completed its analysis and is currently unable to estimate the impact to its consolidated financial statements or the related disclosures. Cadence expects to complete its analysis and record the impact to the consolidated financial statements during the fourth quarter of fiscal 2019.

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

Results of Operations
Financial results for the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, reflect the following:

•	increased product and maintenance revenue resulting from overall growth in each geography, particularly in Asia;

•	increased IP revenue, primarily from our Tensilica® IP;

•	increased selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and

•	continued investment in research and development activities focused on creating and enhancing our products.
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
We expect that between 85% and 90% of our revenue will come from arrangements with recurring revenue during fiscal 2019, with the remainder of the resulting revenue recognized up front. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties from certain IP arrangements, maintenance on IP licenses and hardware, and operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements.” Up front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring revenue may be impacted by delivery of hardware and IP products to our customers in any single fiscal period.
Revenue by Period
The following table shows our revenue for the three months ended September 28, 2019 and September 29, 2018 and the change in revenue between periods:

	Three Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$548.1	$495.0	$53.1	11%
Services	31.5	37.5	(6.0)	(16)%
Total revenue	$579.6	$532.5	$47.1	9%
The following table shows our revenue for the nine months ended September 28, 2019 and September 29, 2018 and the change in revenue between periods:

	Nine Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,639.7	$1,463.5	$176.2	12%
Services	97.1	104.7	(7.6)	(7)%
Total revenue	$1,736.8	$1,568.2	$168.6	11%
Product and maintenance revenue increased during the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for machine learning, 5G networks, aerospace and defense, automotive, cloud data center and other market segments. This demand has resulted in revenue growth in each geography. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and nine months ended September 28, 2019 or September 29, 2018.

Revenue by Product Group
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	September 28, 2019	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018
Functional Verification, including Emulation and Prototyping Hardware	20%	22%	24%	25%	22%
Digital IC Design and Signoff	30%	31%	30%	28%	30%
Custom IC Design and Simulation	26%	26%	25%	25%	26%
System Interconnect and Analysis	9%	10%	9%	9%	9%
IP	15%	11%	12%	13%	13%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
United States	$241.1	$224.5	$16.6	7%
Other Americas	12.7	9.0	3.7	41%
China	58.2	50.0	8.2	16%
Other Asia	120.1	106.9	13.2	12%
Europe, Middle East and Africa	106.1	101.4	4.7	5%
Japan	41.4	40.7	0.7	2%
Total revenue	$579.6	$532.5	$47.1	9%

	Nine Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
United States	$718.8	$680.0	$38.8	6%
Other Americas	33.1	24.4	8.7	36%
China	185.6	135.9	49.7	37%
Other Asia	340.9	295.3	45.6	15%
Europe, Middle East and Africa	323.4	311.8	11.6	4%
Japan	135.0	120.8	14.2	12%
Total revenue	$1,736.8	$1,568.2	$168.6	11%
Revenue in China increased during the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, due to an increase in revenue for IP, hardware, and system interconnect software products. Beginning in the second quarter of fiscal 2019, we were not able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of certain customers to the “Entity List.” As a result, revenue in China for the second half of fiscal 2019 is expected to be lower than the first half of fiscal 2019.

For the primary factors contributing to the increase in revenue for other geographies during the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, see the general description under “Revenue by Period” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	42%	42%	41%	43%
Other Americas	2%	2%	2%	2%
China	10%	9%	11%	8%
Other Asia	21%	20%	20%	19%
Europe, Middle East and Africa	18%	19%	18%	20%
Japan	7%	8%	8%	8%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$41.7	$36.4	$5.3	15%
Cost of services	19.3	24.0	(4.7)	(20)%

	Nine Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$135.6	$118.3	$17.3	15%
Cost of services	57.4	64.4	(7.0)	(11)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$31.8	$26.9	$4.9	18%
Amortization of acquired intangibles	9.9	9.5	0.4	4%
Total cost of product and maintenance	$41.7	$36.4	$5.3	15%

	Nine Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$104.5	$88.5	$16.0	18%
Amortization of acquired intangibles	31.1	29.8	1.3	4%
Total cost of product and maintenance	$135.6	$118.3	$17.3	15%
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
The changes in product and maintenance-related costs for the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation and prototyping hardware costs	$4.3	$14.3
Other items	0.6	1.7
Total change in product and maintenance-related costs	$4.9	$16.0
Costs of emulation and prototyping increased during the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, primarily due to increased reserves for inventory and the mix of products generating revenue.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects and costs to maintain the infrastructure necessary to manage a services organization. Cost of services may fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects rather than internal development projects.
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, foreign exchange rate movements, stock-based compensation, restructuring activities and the impact of our variable compensation programs that are driven by operating results.
Stock-based compensation included in our operating expenses increased during the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, primarily because successive increases in the price of our common stock between grant dates have resulted in higher grant date fair values for the mix of stock awards expensed in each period.
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

Our operating expenses for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$121.4	$108.6	$12.8	12%
Research and development	240.5	223.2	17.3	8%
General and administrative	33.2	33.2	—	—%
Total operating expenses	$395.1	$365.0	$30.1	8%

	Nine Months Ended		Change
	September 28, 2019	September 29, 2018	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$354.4	$327.1	$27.3	8%
Research and development	700.6	666.5	34.1	5%
General and administrative	97.7	101.4	(3.7)	(4)%
Total operating expenses	$1,152.7	$1,095.0	$57.7	5%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Marketing and sales	21%	21%	21%	21%
Research and development	41%	42%	39%	43%
General and administrative	6%	6%	6%	6%
Total operating expenses	68%	69%	66%	70%
Marketing and Sales
The increase in marketing and sales expense for the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$8.7	$19.0
Stock-based compensation	0.9	3.6
Travel and sales support	1.0	2.1
Facilities and other infrastructure costs	1.3	1.5
Other items	0.9	1.1
Total change in marketing and sales expense	$12.8	$27.3
Salary, benefits and other employee-related costs included in marketing and sales increased during the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, primarily due to additional headcount and an increase in employee compensation. We expect marketing and sales expense to increase during the remainder of fiscal 2019, as compared to fiscal 2018, due to additional hiring.

Research and Development
The increase in research and development expense for the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$12.8	$20.3
Stock-based compensation	1.8	8.0
Product development costs	0.5	3.4
Depreciation	0.7	2.7
Facilities and other infrastructure costs	0.4	(1.7)
Other items	1.1	1.4
Total change in research and development expense	$17.3	$34.1
Costs included in research and development increased during the three and nine months ended September 28, 2019, as compared to the three and nine months ended September 29, 2018, primarily due to additional hiring. We expect research and development expense to increase during the remainder of fiscal 2019, as compared to fiscal 2018, due to additional hiring to keep pace with our customers’ technological developments and demands and an increase in employee compensation.
General and Administrative
The decrease in general and administrative expense for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Bad debt	(3.5)	(5.2)
Stock-based compensation	(0.5)	(1.9)
Facilities and other infrastructure costs	(0.4)	(1.5)
Professional services	2.5	(0.4)
University endowment	—	3.0
Other items	1.9	2.3
Total change in general and administrative expense	$—	$(3.7)
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
During the nine months ended September 28, 2019, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $1.2 million. For additional information about our restructuring plans, see Note 10 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In millions)
Contractual interest expense:
2019 Term Loan	$—	$0.9	$—	$5.4
2024 Notes	3.8	3.8	11.4	11.4
Revolving credit facility	0.1	0.1	2.3	0.9
Amortization of debt discount:
2019 Term Loan	—	0.1	—	0.2
2024 Notes	0.2	0.2	0.6	0.5
Other	0.1	0.1	0.3	0.4
Total interest expense	$4.2	$5.2	$14.6	$18.8
During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million term loan (the “2019 Term Loan”). For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
			(In millions, except percentages)
Provision for income taxes	$15.2	$0.2	$44.2	$20.4
Effective tax rate	13.0%	0.2%	11.8%	7.6%
Our provision for income taxes for the three and nine months ended September 28, 2019 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2019 income. Our provision for income taxes for the three and nine months ended September 28, 2019 was partially offset by $15.0 million and $35.2 million, respectively, of tax benefit related to stock-based compensation that vested or was exercised during the period.
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
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. Our quarterly effective tax rates will vary from our fiscal 2019 effective tax rate as a result of an internal realignment of our international operating structure, recognition of the income tax effects of stock-based awards in the periods when the awards vest or are settled and other items that we cannot anticipate. For additional discussion about the internal realignment of our operating structure, see Note 16 in the notes to condensed consolidated financial statements. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”

Liquidity and Capital Resources

	As of
	September 28, 2019	December 29, 2018	Change
	(In millions)
Cash and cash equivalents	$655.2	$533.3	$121.9
Net working capital	431.0	242.1	188.9
Cash and Cash Equivalents
As of September 28, 2019, our principal sources of liquidity consisted of $655.2 million of cash and cash equivalents as compared to $533.3 million as of December 29, 2018.
Our primary sources of cash and cash equivalents during the nine months ended September 28, 2019 were cash generated from operations, proceeds from borrowings under our revolving credit facility and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the nine months ended September 28, 2019 were payments related to employee salaries and benefits, operating expenses, payments on our revolving credit facility, repurchases of our common stock, payment of taxes on vesting of restricted stock held by employees, purchases of property, plant and equipment, purchases of inventory to meet expected customer demand and purchases of strategic investments.
Approximately 58% of our cash and cash equivalents were held by our foreign subsidiaries as of September 28, 2019. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of September 28, 2019, as compared to December 29, 2018, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Nine Months Ended
	September 28, 2019	September 29, 2018	Change
	(In millions)
Cash provided by operating activities	$570.3	$472.9	$97.4
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018, was primarily due to improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Nine Months Ended
	September 28, 2019	September 29, 2018	Change
	(In millions)
Cash used for investing activities	$(78.6)	$(41.8)	$(36.8)

Cash used for investing activities increased during the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018, primarily due to payments to acquire equity instruments of other entities and an increase in purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Nine Months Ended
	September 28, 2019	September 29, 2018	Change
	(In millions)
Cash used for financing activities	$(357.0)	$(560.3)	$203.3
Cash used for financing activities decreased during the nine months ended September 28, 2019, as compared to the nine months ended September 29, 2018, primarily due to the $300.0 million prepayment of the principal balance on our 2019 Term loan during fiscal 2018, partially offset by increases in repurchases of common stock and payments on our revolving credit facility.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In February 2019, our Board of Directors authorized the repurchase of $500 million of our common stock. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 28, 2019, approximately $444 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of September 28, 2019, there were no borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of September 28, 2019, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of September 28, 2019. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2019.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$141.7	0.89
British pound	101.9	0.82
Israeli shekel	57.9	3.48
Japanese yen	41.5	106.72
South Korean won	36.5	1,206.77
Indian rupee	31.1	71.51
Swedish krona	29.1	9.59
Chinese renminbi	16.8	7.1
Other	19.3	N/A
Total	$475.8
Estimated fair value	$(2.1)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of September 28, 2019.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of September 28, 2019, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially of strategic importance to us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2019.
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
Based on their evaluation as of September 28, 2019, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The IC and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. Spending on our products and services has grown in recent years, but the current outlook for the semiconductor industry is uncertain and may result in a decrease in spending on our products and services.
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
During fiscal 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List, and in the absence of a license from the BIS, it may have a negative effect on our ability to sell products and provide services to these customers in the future. Entity List restrictions may also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own products, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) accounts receivable for products we previously delivered to them, the credit risks associated with these accounts may have increased as a result of these limitations.

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
We have acquired and expect to acquire other companies and businesses in order to expand our product offerings. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:

•	the failure to realize, or a delay in realizing, anticipated benefits such as cost savings and revenue enhancements;

•	overlapping customers and product sets that impact our ability to maintain revenue at historical rates;

•	the failure to understand, compete and operate effectively in markets where we have limited experience;

•	the failure to integrate and manage acquired products and businesses effectively;

•	difficulties in integrating employees of an acquired company or business and the failure to retain key employees;

•	difficulties in combining previously separate companies or businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% during the nine months ended September 28, 2019 and 57% during the nine months ended September 29, 2018. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
The market price of our common stock has experienced fluctuations and may fluctuate or decline in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	quarterly or annual operating or financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;

•	changes in our forecasted bookings, revenue, earnings or operating cash flow estimates;

•	an increase in our debt or other liabilities;

•	market conditions in the electronics systems and semiconductor industries;

•	announcements of a restructuring plan;

•	changes in management;

•	repurchases of shares of our common stock or changes to plans to repurchase shares of our common stock;

•	a gain or loss of a significant customer or market segment share;

•	litigation, investigations or other regulatory actions;

•	announcements of a merger, acquisition or other corporate transaction; and

•	announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
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
We have significant operations outside the United States. As of September 28, 2019, approximately 58% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our other offices in the United States and in other countries around the world may be adversely impacted by natural disasters or actions by utility providers. If a natural disaster occurs at or near any of our offices, or utility providers take certain actions (e.g. shut off power to our facilities), our operations may be interrupted, which could adversely impact our business and results of operations. If a natural disaster impacts a significant number of our customers, our business and results of operations could be adversely impacted.
Risks Related to Our Securities and Indebtedness
Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
As of September 28, 2019, we had total outstanding indebtedness of $345.8 million. We also had the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations to service our debt as described above;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	utilizing large portions of our U.S. cash to service our debt obligations because those payments are made in the United States, which may require us to repatriate cash from outside the United States;

•	increasing our vulnerability to adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors and competitors that have greater access to capital resources;

•	limiting our interest deductions for U.S. income tax purposes; and

•	increasing our cost of borrowing.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of the end of the fourth quarter of fiscal 2018, approximately $175 million remained available under our previously announced authorization to repurchase shares of our common stock. In February 2019, our Board of Directors authorized the repurchase of an additional $500 million of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 28, 2019, $444 million remained available to repurchase shares of our common stock under the February 2019 authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 28, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
June 30, 2019 – August 3, 2019	375,598	$74.64	362,651	$492
August 4, 2019 – August 31, 2019	656,116	$69.21	355,419	$467
September 1, 2019 – September 28, 2019	388,422	$67.17	346,784	$444
Total	1,420,136	$70.09	1,064,854
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01	The Registrant's Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-232761	99.01	7/23/2019

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019 is formatted in iXBRL.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 21, 2019	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	October 21, 2019	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer