Form 10-K
period 2019-12-28
CADENCE DESIGN SYSTEMS INC
filed 2020-02-24
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________.

Commission file number 000-15867
_____________________________________
CADENCE DESIGN SYSTEMS INC
(Exact name of registrant as specified in its charter)
____________________________________

Delaware			00-0000000
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

2655 Seely Avenue, Building 5,	San Jose,	California	95134
(Address of Principal Executive Offices)			(Zip Code)
(408)-943-1234
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Names of Each Exchange on which Registered
Common Stock, $0.01 par value per share	CDNS	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 29, 2019 was approximately $19,837,633,930.
On February 1, 2020, approximately 280,168,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2019

PART I.

Item 1. Business
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, and statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Annual Report on Form 10-K and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
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
Overview
We enable our customers to design electronic products. Our products and services are designed to give our customers a competitive edge in their development of electronic systems, integrated circuits (“ICs”), electronic devices and increasingly sophisticated manufactured products. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market and reducing their design, development and manufacturing costs. Our customers create and sell electronic products at differing levels of completeness. Our electronic systems customers deliver entire devices, such as smartphones, laptop computers, gaming systems, automobiles and autonomous driving systems, servers, cloud datacenter infrastructure, artificial intelligence (“AI”) systems, aerospace and defense, medical equipment and networking products. These systems companies internally develop, or externally purchase, the sub-components for their products, including printed circuit boards (“PCBs”), which interconnect all the hardware components, ICs, which are often referred to as computer chips, and software at various levels which runs on the hardware. Our semiconductor customers deliver ICs, which include subcategories such as memory chips, systems-on-chip (“SoCs”), analog chips, processors and other types of chips.
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
Our strategy, which we call Intelligent System Design™, provides the technologies necessary for our customers to develop and optimize a complete and functional electronic product. We address the challenges posed by the needs and trends of electronic systems companies as well as semiconductor companies delivering greater portions of these systems. The development of electronic products, or their sub-components, is complex and requires many engineers using our solutions with specialized knowledge and skill. The rate of technical innovation in electronics is swift, long driven by a concept known as Moore’s Law, which more than 50 years ago predicted that the complexity of ICs would double about every 24 months. In order to make our customers successful, our products must handle this exponential growth rate in complexity, without requiring a corresponding increase in our customers’ costs. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA tools to enable Intelligent System Design across three layers as illustrated below—starting with IC and SoC design excellence, followed by system innovation, and then pervasive intelligence.

Cadence *Intelligent System Design* Strategy

Consumer
Hyperscale
Mobile
5G
Communications
Automotive
Aero / Defense
Industrial
Health
PERVASIVE INTELLIGENCE
SYSTEM INNOVATION
DESIGN EXCELLENCE
• Machine Learning Technology
• Artificial Intelligence Enablement
• System Interconnect and Analysis – IC Packaging, Printed Circuit Board (PCB), System Analysis, and RF
• System and Embedded Software Partnerships
• Custom IC Design and Simulation
• Digital IC Design and Signoff
• Functional Verification – Hardware and Software
• Intellectual Property (IP) – Interface and Processor
Cloud Enabled — Partnerships with Ecosystem Leaders

The core IC and SoC design excellence requires core EDA technologies for custom IC, digital IC and signoff, and functional verification, and leverages pre-build semiconductor IP. These tools, IP and associated services are specifically designed to meet the requirements of engineers who design across analog, digital and mixed-signal domains, and perform the associated verification efforts, including validation of low-level software running on the silicon model, thereby enabling design teams to manage complexity without increasing the team size or extending the project schedule, while reducing technical risks.
The second layer of our strategy centers around system innovation. It includes tools and services used for system design of the packages that encapsulate the ICs and the PCBs, system simulation which includes electromagnetic, electro-thermal and other multi-physics analysis necessary as part of optimizing the full system’s performance, Radio Frequency (“RF”) and microwave systems, and embedded software.
The third layer of our strategy is enabling pervasive intelligence in new electronics. It starts with providing solutions and services to develop AI-enhanced systems and includes machine learning and deep learning capabilities being added to the Cadence technology portfolio to make IP and tools more automated and to produce optimized results faster, supported by cloud access to address the growing computation needs of our customers.
Business Drivers
Our products and services allow our customers to design complex and innovative electronic products which are accelerated by growing digital transformation. Demand for our technology and expertise is driven by our customers’ investment in new designs and products. The most promising new opportunities for us involve enabling the design of electronic systems for AI, edge computing, hyperscale computing including datacenter infrastructure, communications, including 5G networks, augmented reality, virtual reality, internet-of-things (“IoT”), aerospace and defense, automotive, industrial and healthcare subsystems. Large and existing electronics categories, such as datacenter servers, smartphones and networking products continue to provide business opportunities for us as customers initiate new design projects.
Underlying the requirements within any particular vertical market sector is the availability of rapidly improving IC manufacturing technology. In order for our customers to take advantage of such advancements, some of our products must first be developed to exploit new manufacturing capabilities. This dependency means that we must invest significantly in product research and development (“R&D”) to keep pace with the latest manufacturing technology. The demand for new IC manufacturing technology directly impacts the demand for our newest products.
Another driver for our business is the differentiation, capabilities and benefits provided to our customers by our products. With the rapid pace of innovation comes the opportunity for our products to address key challenges associated with electronic product creation, such as power consumption, performance and cost. Our products and services have unique attributes that our customers value. In general, these attributes can be grouped into broader categories such as quality of results (“QoR”) (in terms of power consumption, performance and chip area), engineering productivity, tool performance, and faster time-to-market. Our business opportunities are significantly enhanced when our offerings address these key factors. We are applying machine learning techniques within our products to enhance QoR, productivity, performance and methodology.

Products and Product Strategy
Our Intelligent System Design strategy is to provide our customers with the ability to address the broad range of issues that arise as they develop electronic products. Our solutions are comprised of products that are categorized according to the role they play in the electronic product design process. We combine our products and technologies into categories related to major design activities, including Custom IC and Simulation, Digital IC Design and Signoff, Functional Verification, IP, and System Interconnect and Analysis.
Custom IC Design and Simulation
Our Custom IC design and simulation offerings are used by our customers to create schematic and physical representations of circuits down to the transistor level for analog, mixed-signal, custom digital, memory and RF designs. These representations are verified using simulation tools optimized for each type of design, including the design capture environment, simulation and IC layout within the Virtuoso® custom design platform. Other tools in the custom IC portfolio are used to prepare the designs for manufacturing.
Virtuoso Advanced Node adds functionality to the base Virtuoso package to enable the use of three-dimensional transistors (“FinFETs”), multi-patterning and other technologies required for advanced designs. The Virtuoso RF solution addresses the challenges of RF design across chip, package and board. Spectre® Simulator provides large-scale verification simulation. The Virtuoso System Design Platform enables engineers to design and verify concurrently across the chip, package and board.
Digital IC Design and Signoff
Digital IC design and signoff offerings are used to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (please refer to the discussion under “Functional Verification” below). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified. Our digital IC and signoff technology suite provides a full flow to achieve power, performance, and area (“PPA”) design targets, and includes three major categories: logic design, physical implementation and signoff.
Our logic design offering is comprised of logic synthesis, test and equivalence checking capabilities and is typically used by customers to create and verify designs in conjunction with our functional verification capabilities. The offering includes the Genus™ Synthesis Solution, a logic synthesis offering that provides fast throughput while also offering high quality results, the Stratus™ High-Level Synthesis solution for system-level synthesis, and the Joules™ RTL Power Solution, which delivers fast power analysis while preserving near-signoff accuracy. We also offer the Modus Design-For-Test (“DFT”) software solution, which reduces SoC test time.
Our physical implementation offering comprises tools used near the end of the design process, including place and route, optimization and multi-patterning preparation. The Innovus™ Implementation System is a physical implementation offering that delivers fast design turnaround time while also delivering improved PPA characteristics. This offering enables customers to address the technology challenges of the latest semiconductor advanced-process nodes, create a physical representation of logic models and prepare a design for signoff.
Our signoff offering is comprised of tools used to signoff the design as ready for manufacture by a semiconductor foundry, which provides certification for this step. This offering includes the Tempus™ Timing Signoff Solution, Voltus™ Power Integrity Solution, Quantus™ Extraction Solution, and Pegasus™ Physical Verification System. Our design-for-manufacturing (“DFM”) products are also included in our signoff offering and are used by customers to address manufacturing and yield issues as early in the product development process as possible.
Functional Verification
Functional verification products are used by our customers to efficiently and effectively verify that the circuitry or the software they have designed will perform as intended. Verification takes place during and after custom and analog design, and before manufacturing the circuitry, significantly reducing the risk of discovering a costly error in the completed product.
Our Verification Suite™ includes four primary verification engines, starting with the JasperGold® Formal Verification Platform and Xcelium™ Parallel Logic Simulation Platform, which are used in the early stages of design, often at the IP and subsystem level. Once the design is more mature, with early formal and simulation verification tasks performed, verification engineers deploy our Palladium® Emulation Platform and Protium™ Prototyping Platform for more complete chip verification, often running low-level embedded software on top of a model of the chip, to ensure proper functionality before silicon manufacturing.
These engines are used for early bug detection, verification of block-level functionality, verification acceleration and emulation of system-level functionality, system-level power exploration, analysis and optimization, and system-level prototyping for hardware/software co-verification. Palladium provides high throughput, capacity, datacenter reliability and workgroup productivity to enable global design teams to develop advanced hardware-software systems. Protium leverages a common front end with the Palladium environment in order to move designs rapidly from emulation to the prototyping stage, allowing for software development to start weeks to months earlier.

These engines are also supported by other verification tools that provide an environment that allows for effective verification throughput, including verification planning and metric tracking, testbench automation, debugging and software-driven tests, enabling our customers to coordinate verification activities across multiple verification engines, and teams and locations for effective verification closure.
IP
Our IP offerings consist of pre-verified, customizable functional blocks, which customers integrate into their ICs to accelerate the development process and to reduce the risk of errors in the design process. We offer many types of IP, including Tensilica® configurable digital signal processors (“DSPs”), vertically targeted subsystems for AI, audio/voice, baseband and vision/imaging applications, controllers and physical interfaces for standard protocols and analog IP. We have significantly expanded our design IP portfolio in recent years through acquisitions and internal development, providing solutions for high speed SerDes, PCI, USB and many other standards.
We also offer a broad range of Verification IP (“VIP”) with memory models, which model the expected behavior of many industry standard protocols when used with verification solutions and are complementary to our design IP offerings. VIP and accelerated VIP (“AVIP”), which is used in emulation, are used across the suite of functional verification engines to verify the correct interaction with dozens of design IP interface protocols such as DDR, USB and PCI Express®. Our VIP offerings are also used in system-level verification to model correct behavior of full systems interacting with their environments.
System Interconnect and Analysis
Our system interconnect and analysis offerings are used by our customers to develop PCBs and IC packages, and analyze electromagnetic, electro-thermal and other multi-physics effects.
The capabilities in the Allegro® System Interconnect Design Platform include PCB authoring and implementation, IC package and System-in-Package (“SiP”) design and signal and power integrity (“SI/PI”) analysis and PCB library design management and collaboration. The need for compact, high-performance mobile, consumer and automotive design with advanced serial interconnect is driving the technology evolution for our PCB offerings. For mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is primarily marketed worldwide through a network of resellers.
Our technology portfolio expanded in 2019 into the growing system analysis market segment. The speed and close proximity of signals on silicon, through packages to boards, and through connectors and cables, exposes these communications to various kinds of interference, generates heat and emits electromagnetic radiation. Careful analysis is required to assure these systems will work as designed under a wide range of operating conditions and within compliance of standards and laws. The complexity of these devices and signal transmissions requires analysis and simulation throughout the product lifecycle to meet these objectives. Our Clarity™ 3D Solver for electromagnetic and power electronics analysis and simulation, as well as our Celsius™ Thermal Solver, provide the foundation for multi-physics analysis technology, with complete electrical-thermal co-simulation for electronic systems from ICs to physical enclosures.
Recent Acquisitions
Building upon Virtuoso RF technology and expertise and to better address increasing RF/microwave design activity, driven by growing use of 5G communications, our portfolio expanded with the acquisition of AWR Corporation and Integrand Software, Inc. in the first quarter of fiscal 2020.
Product Arrangements
We primarily license our software using time-based licenses. Our time-based license arrangements offer customers the right to access and use all of the products delivered at the outset of an arrangement and updates throughout the entire term of the arrangement, which is generally two to three years, with no rights to return. Our updates provide for continued access to our evolving technology as our customers’ designs migrate to more advanced nodes. In addition, certain time-based license arrangements include the right for the customer to remix among the products delivered at the outset of the arrangement and use of unspecified additional products that become commercially available during the term of the arrangement.
A small portion of our software is licensed under perpetual licenses, which does not include the right to use new technology. Payment terms for time-based licenses generally provide for payments to be made over the license period and payment terms for perpetual licenses generally are net 30 days.
The Cadence Cloud portfolio, consisting of Cadence-managed and customer-managed environments for electronic product developers using the scalability of the cloud, continues to expand and now includes a broader cloud-ready set of products. Contractual arrangements with customers for both environments are time based, similar to the on-premise software license arrangements described above.
Our emulation and prototyping hardware products are either sold or leased to our customers. Our emulation hardware can also be accessed remotely via a Cadence-managed cloud arrangement.
We generally license our design IP under nonexclusive license agreements that provide usage rights for specific designs. Some customers enter into a non-cancellable IP Access Agreement (“IPAA”), whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of IP products or services. In addition, for certain IP license agreements, we collect royalties as our customers ship their product that includes our IP to their customers.

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
Our education services offerings can be customized and include training programs that are delivered online or in a classroom setting. The content of these offerings ranges from the latest design techniques to methodologies for using the most recent features of our products. The primary focus of education services is to accelerate our customers’ path to productivity in the use of our products.
Services
We offer a number of services, including services related to methodology, education and hosted design solutions. These services may be sold separately or sold and performed in conjunction with the license, sale or lease of our products. As necessary, specialized design services engineers are assigned to internal R&D projects associated with our design IP business.
As part of our services offerings, we design advanced ICs, develop custom IP and help customers address design challenges. This enables us to target and accelerate the development of new software technology and products to satisfy current and future design requirements.
We offer engineering services to collaborate with our customers in the design of complex ICs and the implementation of key design capabilities, including low power design, IC packaging and board design, functional verification, digital implementation, analog/mixed-signal design and system-level design. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, communications, automotive, aerospace and defense, and computing markets. These ICs range from digital SoCs and analog and RF designs to complex mixed-signal ICs.
In delivering methodology services, we leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to improve the productivity of our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourced, consultative and collaborative offerings.
Third-Party Programs and Initiatives
In addition to our products, many customers use design tools that are provided by other companies, as well as design IP available from alternative suppliers. We support the use of third-party design products and design IP through our Connections® program and through our participation in industry groups such as the Silicon Integration Initiative and Accellera System Initiative. We actively contribute to the development and deployment of industry standards.
We also have a strategic partnership with Green Hills Software to provide embedded systems solutions focused on safety and security for critical applications such as aerospace and defense, automotive, industrial and medical devices.
Product and Maintenance and Services Revenue
Revenue, and revenue as a percentage of total revenue, from our product and maintenance and services offerings for the last three fiscal years were as follows:

	2019		2018		2017
	(In millions, except percentages)
Product and maintenance	$2,204	94%	$1,998	93%	$1,814	93%
Services	132	6%	140	7%	129	7%
Total revenue	$2,336		$2,138		$1,943
Between 85% and 90% of our revenue is characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties from certain IP arrangements, maintenance on IP licenses and hardware, operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements.
The remainder of our revenue is characterized as upfront revenue. Up-front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue may be impacted by delivery of hardware and IP products to our customers in any single fiscal period.
For an additional description of our product and maintenance and services revenue, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2019 results of operations and our financial position as of December 28, 2019, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Backlog and Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. We have elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.6 billion as of December 28, 2019, which includes $205.7 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We expect to recognize approximately 55% of the revenue included in the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, over the next 12 months and the remainder thereafter.
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
Hardware Manufacturing and Software Distribution
Our emulation and prototyping hardware, including all individual PCBs, custom ICs and FPGA-based prototyping components, is manufactured, assembled and tested by subcontractors before delivery to our customers. Software and documentation are primarily distributed to customers by secure electronic delivery, by way of the cloud or on DVD.
Proprietary Technology
Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks and trade secret laws, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Many of our products include software or other IP licensed from third parties. We may have to seek new licenses or renew existing licenses for third-party software and other IP in the future. As part of performing engineering services for customers, our engineering services business uses certain software and other IP licensed from third parties, including that of our competitors.
Competition
We compete most frequently with Synopsys, Inc., Mentor Graphics Corporation, a division of Siemens AG, and ANSYS, Inc., and also with numerous other tools providers, manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, technical software companies, electronics design and consulting companies, and other IP companies. These include Altium Limited, CEVA, Inc., Keysight Technologies, Inc. and Zuken Ltd.
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
Corporate Information
We were organized as a Delaware corporation in June 1988. Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. We use our website at www.cadence.com to communicate important information about our company, including news releases and financial information. Our website permits investors to subscribe to email notification alerts when we post new material information on our website. We also make available on our investor relations webpage, free of charge, copies of our SEC filings and submissions, which can be found at the SEC’s website, www.sec.gov, as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Information on our website is not incorporated by reference in this Annual Report on Form 10-K unless expressly noted.

Fiscal Year End
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2019, 2018 and 2017 were each 52-week fiscal years. Our next 53-week fiscal year will be fiscal 2020.
Employees
As of December 28, 2019, we had approximately 8,100 full-time employees.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information regarding our executive officers as of February 24, 2020:

Name	Age	Positions and Offices
Lip-Bu Tan	60	Chief Executive Officer and Director
John M. Wall	49	Senior Vice President and Chief Financial Officer
Anirudh Devgan	50	President
Thomas P. Beckley	62	Senior Vice President, Research and Development
James J. Cowie	55	Senior Vice President, General Counsel and Secretary
Surendra Babu Mandava	61	Senior Vice President, Research and Development
Chin-Chi Teng	54	Senior Vice President, Research and Development
Neil Zaman	51	Senior Vice President, Worldwide Field Operations
Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.
LIP-BU TAN has served as Chief Executive Officer of Cadence since January 2009. From January 2009 to November 2017, Mr. Tan also served as President of Cadence. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and has served as its Chairman since its founding. Mr. Tan serves as a director of Advanced Micro-Fabrication Equipment Inc. China (AMEC), Hewlett Packard Enterprise Company and Schneider Electric SE. Mr. Tan has a B.S. from Nanyang University in Singapore, an M.S. in nuclear engineering from the Massachusetts Institute of Technology and an M.B.A. from the University of San Francisco.
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
ANIRUDH DEVGAN has served as President of Cadence since November 2017. From May 2012 to November 2017, Dr. Devgan held several positions at Cadence, most recently as Executive Vice President, Research and Development from March 2017 to November 2017 and Senior Vice President, Research and Development from November 2013 to March 2017. Prior to joining Cadence, from May 2005 to March 2012, Dr. Devgan served as Corporate Vice President and General Manager of the Custom Design Business Unit at Magma Design Automation, Inc., an EDA company. Dr. Devgan has a B.Tech. in electrical engineering from the Indian Institute of Technology, Delhi, and an M.S. and Ph.D. in electrical and computer engineering from Carnegie Mellon University.
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
JAMES J. COWIE has served as Senior Vice President and General Counsel of Cadence since April 2008 and Secretary of Cadence since May 2008. From August 2000 to March 2008, Mr. Cowie held several positions at Cadence, most recently as Corporate Vice President – Business Development, Associate General Counsel and Assistant Secretary. Mr. Cowie has an A.B. in economics from Duke University and a J.D. from Stanford Law School.
SURENDRA BABU MANDAVA has served as Senior Vice President, Research and Development of Cadence since January 2017. Prior to joining Cadence, Mr. Mandava served as Chief Executive Officer of Ineda Systems Inc., a low-power SoC solutions company, from November 2014 to July 2016, Vice President of Broadcom Corporation, a provider of semiconductor solutions, from November 2010 to December 2012, and President and then as Chief Executive Officer of Beceem Communications Inc., a semiconductor company, from December 2003 until it was acquired by Broadcom in November 2010. Mr. Mandava has a B.Tech. in electronics and communication engineering from the Regional Engineering College, Trichy, and a M.Tech. in electrical engineering and computer science from the Indian Institute of Technology, Kanpur.

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
Uncertainty about future political and economic conditions, adverse changes to international trade relationships between countries in which we do business or future decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results, including demand for our products and services, are subject to considerable uncertainty that could impact our stock price. If economic conditions or international trade relationships between countries in which we do business deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our supplies of hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected.
During fiscal 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List, and in the absence of a license from the BIS, it will have a negative effect on our ability to sell products and provide services to these customers. Entity List restrictions will also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List could increase as a result of these limitations.
We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these customers. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer or the long-term effects on our business or our customers’ business. Additionally, other companies may be added to the Entity List and/or be subject to trade restrictions. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that our business may also be impacted by other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to customers on the Entity List have had, and may continue to have, an adverse effect on our business, results of operations or financial condition.
Customer consolidation could affect our operating results.
There has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships. As this trend continues, it could make us more dependent on fewer customers who may be able to exert increased pressure on our prices and other contract terms and could increase the portion of our total sales concentration for any single customer. Customer consolidation activity could also reduce the demand for our products and services if such customers streamline research and development or operations, reduce purchases or delay purchasing decisions. These outcomes could negatively impact our operating results and financial condition.

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
The industries in which we compete experience rapid technology developments, rapid changes in industry standards and customer requirements, and frequent introductions and improvements of new products. Currently, the industries we serve are experiencing the following trends:

•
changes in the design and manufacturing of ICs, including migration to advanced-process nodes and three-dimensional transistors, such as FinFETs, present major challenges to the semiconductor industry, particularly in IC design, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced-process nodes, the industry must adapt to more complex physics and manufacturing challenges such as the need to draw features on silicon that are many times smaller than the wavelength of light used to draw the features via lithography. Models of each component’s electrical properties and behavior also become more complex as do requisite analysis, design, verification and manufacturing capabilities. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges;

•
the ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and DSPs that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC;

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

•	a growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products;

•	adoption of cloud computing technologies with accompanying new business models for an increasing number of software categories; and

•	integration and optimization of solutions for system design with core EDA technologies.
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise in our industries. We must provide frequent and relevant updates to our software products in order to provide substantial benefit to the customer throughout the license periods because of the rapid changes in our customers’ industries. The market must also accept our new and improved products. Our hardware platforms must be enhanced periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A transition by our customers to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.
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
Our strategy is meant to increase our business among electronic systems companies, which are now designing their own ICs and other electronic subsystems. Our strategy is also meant to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs and other electronic subsystems are incorporated. Part of this strategy involves addressing the needs of new categories of electronic systems, including hyperscale computing and infrastructure, edge computing, machine learning, 5G networks, augmented reality, virtual reality, IoT, aerospace and defense, and autonomous vehicle subsystems, where increased investment is expected by our customers. Each of these categories requires technologies and expertise that are application-specific. If we are unable to develop or acquire the application-specific technologies and expertise necessary to address the requirements of these categories, it could impede our ability to expand our business in these categories and ultimately affect our future growth.
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
We have invested and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements. Such investments may be in related areas, such as technical sales support, and may include increases in employee headcount. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and technical sales support to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if customers reduce or slow the need to upgrade or enhance their EDA products and design flows, our revenue and operating results may be adversely affected.
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

•
the challenges of advanced-node design may lead some customers to work with more mature, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows;

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

•
decisions by electronics manufacturers to perform engineering services or IP development internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity; and

•	actions by regulators to limit the contractual terms that either we or our customers can apply to product and service offerings.
We compete most frequently with Synopsys, Inc., Mentor Graphics Corporation, a division of Siemens AG, and ANSYS, Inc., and also with numerous other EDA providers, manufacturers of electronic devices that have developed, acquired or have the capability to develop their own EDA products, technical software companies, electronics design and consulting companies, and other IP companies. These include Altium Limited, CEVA, Inc., Keysight Technologies, Inc. and Zuken Ltd.
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
We have acquired and expect to acquire other companies and businesses in order to expand our product offerings. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:

•	the failure to realize, or a delay in realizing, anticipated benefits such as cost savings and revenue enhancements;

•	overlapping customers and product sets that impact our ability to maintain revenue at historical rates;

•	the failure to understand, compete and operate effectively in markets where we have limited experience;

•	the failure to integrate and manage acquired products, technologies and businesses effectively;

•	difficulties in integrating employees of an acquired company or business and the failure to retain key employees;

•	difficulties in combining previously separate companies or businesses into a single unit;

•	the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during fiscal 2019, 57% during fiscal 2018 and 58% during fiscal 2017. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:

•
changes in tax laws or the interpretation of such tax laws as applied to our business and corporate structure in the United States, Ireland, Hungary, the United Kingdom, China, the Republic of Korea, Japan, India or other international locations where we have operations;

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
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions and these jurisdictions may assess additional tax liabilities against us.

The Organisation for Economic Co-operation and Development (“OECD”), an international association of countries, including the United States, released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations. The European Commission (“EC”) has conducted investigations in multiple countries focusing on whether local country tax rulings provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. The EC and OECD have also been evaluating new rules on the taxation of the digital economy to provide greater taxing rights to jurisdictions where customers or users are located and to address additional base erosion and profits shifting issues. In addition, many countries have recently introduced new laws or proposals to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
Our stock price has been subject to fluctuations and may continue to be subject to fluctuations.
The market price of our common stock has experienced fluctuations and may fluctuate or decline in the future, and as a result stockholders could lose the value of their investment. The market price of our common stock may be affected by a number of factors, including:

•	quarterly or annual operating or financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;

•	changes in our forecasted bookings, revenue, earnings, expenses or operating cash flow estimates;

•	an increase in our debt or other liabilities;

•	market conditions in the electronics systems and semiconductor industries;

•	announcements of a restructuring plan;

•	changes in leadership;

•	repurchases of shares of our common stock or changes to plans to repurchase shares of our common stock;

•	a gain or loss of a significant customer or market segment share;

•	litigation, investigations or other regulatory actions;

•	announcements of a merger, acquisition or other corporate transaction; and

•	announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
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
Our installed customer base has traditionally generated additional new license, services and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Our customers, many of which are large semiconductor and systems companies, often have significant bargaining power in negotiations with us. Customer consolidation can reduce the total level of purchases of our software, hardware, IP and services, and in some cases, increase customers’ bargaining power in negotiations with their suppliers, including us.
We could suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties, as well as any associated efforts to enforce such rights, including through intellectual property litigation.
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
If we were compelled to take any of these actions, our business, reputation or operating results might suffer.
If our security measures are breached, and an unauthorized party obtains access to customer data, financial data or assets or our proprietary business information, our information systems may be perceived as being unsecure, and our business and reputation could be harmed.
Our products and services involve storage, including cloud-based storage, and transmission of our proprietary information and that of our customers. We have offices throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber attacks by unauthorized third parties (which may include nation-states and individuals sponsored by them) or breaches due to employee error, malfeasance or other disruptions, which could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations. Third parties attempt to gain unauthorized access through a variety of methods (such as the use of viruses, malware, ransomware, phishing, denial of service attacks and other cyber attacks) and corrupt the processes of the products and services that we provide. We may also be a target of malicious attacks in an attempt to gain access to our network, including our Cadence Cloud portfolio, which includes both our managed and customer-managed environments, or data centers or those of our customers or end users; steal proprietary information related to our business, products, services or infrastructure; steal financial data or assets or interrupt our systems and services or those of our customers or others. Breaches of our security measures could expose us to a risk of loss or misuse of this information, loss of financial assets, business interruption, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings or are selected as a vendor for our Cadence Cloud portfolio, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed, legal or regulatory actions could be initiated against us and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers, or suffer harm to our financial condition.
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

•	the adoption or expansion of government trade restrictions, including tariffs, export or import regulations, sanctions or other trade barriers;

•	limitations on repatriation of earnings;

•	limitations on the conversion of foreign currencies;

•	reduced protection of intellectual property rights and heightened exposure to intellectual property theft in some countries;

•	performance of national economies;

•	longer collection periods for receivables and greater difficulty in collecting accounts receivable;

•	difficulties in managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements;

•	inability to continue to offer competitive compensation in certain growing regions;

•	differing employment practices and labor issues;

•	United States’ and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products;

•
variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other foreign currencies; and

•
public health emergencies, such as the recent coronavirus outbreak and the subsequent public health measures, affecting our employees, suppliers, customers and our ability to provide services and maintenance in the affected regions.

Some of our international research and development and other facilities are in parts of the world where there may be a greater risk of business interruption as a result of political instability, terrorist acts or military conflicts than businesses located domestically. Furthermore, this potential harm is exacerbated because damage to or disruptions at our international research and development facilities could have a more significant adverse effect on our ability to develop new or improve existing products than other businesses that may only have sales offices or other less critical operations abroad. We are not insured for losses or interruptions caused by acts of war. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity or operations, such as cyber hacking, the introduction of a virus into our computer systems, natural disasters, public health emergencies, civil unrest or terrorism, could significantly interfere with our business operations.
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
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and in other locations where we maintain facilities. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. Further, increased uncertainty regarding social, political and immigration policies in the United States and abroad may make it difficult to recruit employees with adequate experience. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
We rely on our proprietary technology, as well as software and other intellectual property rights licensed to us by third parties, and we cannot assure that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such intellectual property rights from third parties.
Our success depends, in part, upon our proprietary technology. We generally rely on patents, copyrights, trademarks, trade secrets, licenses and restrictive agreements to establish and protect our proprietary rights in technology and products. Despite the precautions we may take to protect our intellectual property, third parties have tried in the past, and may try in the future, to challenge, invalidate or circumvent these safeguards. Our patents and other intellectual property rights may not provide us with sufficient competitive advantages. Patents may not be issued on any of our pending applications and our issued patents may not be sufficiently broad to protect our technology. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States, and we may encounter difficulties in our attempts to protect our intellectual property in foreign jurisdictions, including as a result of impacts from changes in international trade relationships. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights, or deter or prevent third parties from infringing or misappropriating our proprietary rights.
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
We have significant operations outside the United States. As of December 28, 2019, approximately 43% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. We believe that the combination of our U.S. cash, cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations. Although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
Litigation could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Part I, Item 3, “Legal Proceedings” and Note 18 in the notes to consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, reputation, operating results, financial condition or cash flows. Litigation can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.
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
We depend on a single supplier or a limited number of suppliers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products, making us vulnerable to supply disruption and price fluctuation.
We depend on a single supplier or a limited number of suppliers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products. Our reliance on single or a limited number of suppliers and contract manufacturers could result in product delivery problems and delays and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply or manufacturing disruption, including delay in delivery of components by our suppliers or products by our manufacturers, or the bankruptcy or shutdown of our suppliers or manufacturers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
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
Our business is subject to the risk of earthquakes and other catastrophic events.
Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, is located in the Silicon Valley area of Northern California, a region known to experience seismic activity. If significant seismic activity were to occur, our operations may be interrupted, which could adversely impact our business and results of operations.
Our other offices in the United States and in other countries around the world may be adversely impacted by natural disasters, including fires, earthquakes, flooding and other climate change-related risks, or actions by utility providers, as well as other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities or impose travel restrictions), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our customers, resulting in decreased demand for their and our products, or our ability to provide services and maintenance to our customers, our business and results of operations could be adversely impacted. For example, the continued spread of the coronavirus and related public health measures could result in further disruptions to our operations and those of our customers.
Risks Related to Our Securities and Indebtedness
Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
As of December 28, 2019, we had total outstanding indebtedness of $346.0 million. We also had the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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
Our revolving credit facility utilizes LIBOR or various alternative methods to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of December 28, 2019, the total square footage of our owned buildings was approximately 1,010,000.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of February 1, 2020, we had 443 registered stockholders and approximately 100,000 beneficial owners of our common stock.

Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on January 3, 2015 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through December 28, 2019 and, for each index, on the last day of the calendar year.

	1/3/2015	1/2/2016	12/31/2016	12/30/2017	12/29/2018	12/28/2019

Cadence Design Systems, Inc.	$100.00	$110.52	$133.94	$222.09	$230.16	$373.29
Nasdaq Composite	100.00	106.96	116.45	150.96	146.67	200.49
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Information Technology	100.00	105.92	120.59	167.42	166.94	250.89

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
At the end of fiscal 2018, approximately $175 million remained available under our previously announced authorization to repurchase shares of our common stock. In February 2019, our Board of Directors authorized the repurchase of an additional $500 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 28, 2019, $369 million remained available to repurchase shares of our common stock.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 28, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
September 29, 2019 – November 2, 2019	475,085	$65.68	431,348	$416
November 3, 2019 – November 30, 2019	372,090	$67.26	347,411	$392
December 1, 2019 – December 28, 2019	468,919	$67.78	343,329	$369
Total	1,316,094	$66.87	1,122,088
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

	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
Revenue (1)	$2,336.3	$2,138.0	$1,943.0	$1,816.1	$1,702.1
Income from operations (1)	491.8	396.2	324.0	244.9	285.4
Net income (1) (2) (3)	989.0	345.8	204.1	203.1	252.4
Net income per share-diluted (1) (2) (3)	3.53	1.23	0.73	0.70	0.81
Total assets (3)	3,357.2	2,468.7	2,418.7	2,096.9	2,345.5
Debt (4)	346.0	445.3	729.4	693.5	343.3
Stockholders’ equity (5) (6)	2,102.9	1,288.4	989.2	741.8	1,376.1
_________________
(1) On the first day of fiscal 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements. Because of the adoption, results of operations for fiscal 2019 and 2018 are not comparable to the results of operations for the other fiscal years presented in the table above.
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
(3) During fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary which resulted in the establishment of a net deferred tax asset and the recognition of an income tax benefit of $575.6 million.
(4) During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million 2019 Term Loan.
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

Business Overview
We enable our customers to develop electronic products. Our products and services are designed to give our customers a competitive edge in their development of electronic devices and systems, SoCs, ICs and increasingly sophisticated manufactured products. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market and reducing their design, development and manufacturing costs. We offer software, hardware, services and reusable IC design blocks, which are commonly referred to as IP.
Our strategy, which we call Intelligent System Design™, is to provide the technologies necessary for our electronic system and semiconductor customers to develop electronic products across a variety of vertical markets including mobile, consumer, automotive, aerospace and defense, industrial and medical segments. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as EDA. Today, our offerings include and extend beyond EDA.
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
On January 15, 2020, we completed our acquisition of AWR. On February 6, 2020, we also acquired Integrand Software. The aggregate cash consideration for these acquisitions of approximately $195 million will be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. These acquisitions enhance our technology portfolio to address growing RF/microwave design activity, driven by expanding use of 5G communications. We expect these acquisitions will result in more expenses, including amortization of acquired intangible assets, than revenue during fiscal 2020.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

Results of Operations
The discussion of our fiscal 2019 consolidated results of operations include year-over-year comparisons versus fiscal 2018 for revenue, cost of revenue, operating expenses, other non-operating expenses, income taxes and cash flows. For a discussion of the fiscal 2018 changes compared to fiscal 2017, see the discussion in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed on February 27, 2019.
Results of operations for fiscal 2019, as compared to fiscal 2018, reflect the following:

•	increased product and maintenance revenue resulting from overall growth in each geographic area, particularly in China and Other Asia;

•	increased IP revenue;

•	increased selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and

•	continued investment in research and development activities focused on creating and enhancing our products; and

•	a non-cash tax benefit resulting from intercompany transfers of certain intangible property rights to our Irish subsidiary.
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2019 and 2018 were each 52-week fiscal years. Fiscal 2020 will be a 53-week fiscal year.

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
Between 85% and 90% of our revenue is characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements.
The remainder of our revenue is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue may be impacted by delivery of hardware and IP products to our customers in any single fiscal period.
Revenue by Year
The following table shows our revenue for fiscal 2019 and 2018 and the change in revenue between years:

			Change
	2019	2018	2019 vs. 2018
	(In millions, except percentages)
Product and maintenance	$2,204.6	$1,997.9	$206.7	10%
Services	131.7	140.1	(8.4)	(6)%
Total revenue	$2,336.3	$2,138.0	$198.3	9%
Product and maintenance revenue increased during fiscal 2019, as compared to fiscal 2018, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for AI, 5G networks, aerospace and defense, automotive, cloud data center and other market segments. This demand has resulted in revenue growth in each geographic area and each of our five product categories. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2019 or 2018.
Revenue by Product Category
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product categories and services during fiscal 2019 and 2018:

	2019	2018
Functional Verification, including hardware for emulation and prototyping	23%	24%
Digital IC Design and Signoff	30%	29%
Custom IC Design and Simulation	25%	26%
System Interconnect and Analysis	9%	9%
IP	13%	12%
Total	100%	100%
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

Revenue by Geography

			Change
	2019	2018	2019 vs. 2018
	(In millions, except percentages)
United States	$982.4	$924.6	$57.8	6%
Other Americas	43.5	32.5	11.0	34%
China	241.5	210.2	31.3	15%
Other Asia	459.0	395.2	63.8	16%
Europe, Middle East and Africa	433.3	406.9	26.4	6%
Japan	176.6	168.6	8.0	5%
Total revenue	$2,336.3	$2,138.0	$198.3	9%
For the primary factors contributing to the increase in revenue for each geographic area during fiscal 2019, as compared to fiscal 2018, see the general description under “Revenue by Year" above. Revenue in China increased during fiscal 2019, as compared to fiscal 2018, primarily due to an increase in revenue for IP, digital IC design and signoff, and system interconnect software products. Revenue growth in China slowed during the second half of fiscal 2019 because we were unable to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of certain customers to the “Entity List.” We expect these restrictions will continue to impact revenue from certain customers in China in fiscal 2020.
Revenue by Geography as a Percent of Total Revenue

	2019	2018
United States	42%	43%
Other Americas	2%	2%
China	10%	10%
Other Asia	20%	18%
Europe, Middle East and Africa	18%	19%
Japan	8%	8%
Total	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

			Change
	2019	2018	2019 vs. 2018
	(In millions, except percentages)
Product and maintenance	$189.1	$173.0	$16.1	9%
Services	77.2	85.7	(8.5)	(10)%
Total cost of revenue	$266.3	$258.7	$7.6	3%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2019 and 2018:

	2019	2018
Product and maintenance	9%	9%
Services	59%	61%

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
A summary of cost of product and maintenance for fiscal 2019 and 2018 is as follows:

			Change
	2019	2018	2019 vs. 2018
	(In millions, except percentages)
Product and maintenance-related costs	$148.1	$133.8	$14.3	11%
Amortization of acquired intangibles	41.0	39.2	1.8	5%
Total cost of product and maintenance	$189.1	$173.0	$16.1	9%
Cost of product and maintenance depends primarily on our hardware product sales in any given period. Cost of product and maintenance is also affected by employee salary and benefits and other employee-related costs, reserves for inventory, as well as the timing and extent to which we acquire intangible assets, acquire or license third-parties’ IP or technology, and sell our products that include such acquired or licensed IP or technology.
The changes in product and maintenance-related costs were due to the following:

Change
2019 vs. 2018
(In millions)
Emulation and prototyping hardware costs	$12.6
Salary, benefits and other employee-related costs	3.6
Other items	(1.9)
Total change in product and maintenance-related costs	$14.3
Costs of emulation and prototyping increased during fiscal 2019, as compared to fiscal 2018, primarily due to increased reserves for inventory and the mix of products generating revenue.
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

Our operating expenses for fiscal 2019 and 2018 were as follows:

			Change
	2019	2018	2019 vs. 2018
	(In millions, except percentages)
Marketing and sales	$481.7	$439.7	$42.0	10%
Research and development	935.9	884.8	51.1	6%
General and administrative	139.8	133.4	6.4	5%
Total operating expenses	$1,557.4	$1,457.9	$99.5	7%
Our operating expenses, as a percentage of total revenue, for fiscal 2019 and 2018 were as follows:

	2019	2018
Marketing and sales	21%	21%
Research and development	40%	41%
General and administrative	6%	6%
Total operating expenses	67%	68%

Marketing and Sales
The changes in marketing and sales expense were due to the following:

Change
2019 vs. 2018
(In millions)
Salary, benefits and other employee-related costs	$30.6
Stock-based compensation	4.4
Travel and sales meetings	2.8
Facilities and other infrastructure costs	2.4
Other items	1.8
Total change in marketing and sales expense	$42.0
Salary, benefits and other employee-related costs included in marketing and sales increased during fiscal 2019, as compared to fiscal 2018, primarily due to additional headcount as a result of hiring and an increase in employee incentive compensation.
Research and Development
 The changes in research and development expense were due to the following:

Change
2019 vs. 2018
(In millions)
Salary, benefits and other employee-related costs	$33.6
Stock-based compensation	10.3
Depreciation	4.3
Product development costs	3.3
Other items	(0.4)
Total change in research and development expense	$51.1
Costs included in research and development increased during fiscal 2019, as compared to fiscal 2018, primarily due to additional headcount as a result of hiring.

General and Administrative
The changes in general and administrative expense were due to the following:

Change
2019 vs. 2018
(In millions)
Professional services	$4.5
University endowment	3.0
Acquisition-related costs	2.2
Bad debt expense	(4.5)
Other items	1.2
Total change in general and administrative expense	$6.4
Professional services included in general and administrative costs increased during fiscal 2019, as compared to fiscal 2018, primarily due to consulting fees related to an internal realignment of our international operating structure. For further discussion regarding the realignment of our international operating structure, see Note 6 in the notes to the consolidated financial statements.
Amortization of Acquired Intangibles

			Change
	2019	2018	2019 vs. 2018
	(In millions, except percentages)
Amortization of acquired intangibles	$12.1	$14.1	$(2.0)	(14)%

The decrease in amortization of acquired intangibles was due to certain intangible assets becoming fully amortized during fiscal 2019 and 2018.
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
The following table presents restructuring and other charges, net for our restructuring plans:

	2019	2018
	(In millions)
Severance and benefits	$8.6	$10.3
Excess facilities	—	0.8
Total	$8.6	$11.1
For an additional description of our restructuring plans, see Note 13 in the notes to consolidated financial statements.

Interest Expense
Interest expense for fiscal 2019 and 2018 was comprised of the following:

	2019	2018
	(In millions)
Contractual cash interest expense:
2019 Term Loan	$—	$5.3
2024 Notes	15.3	15.3
Revolving credit facility	2.4	1.1
Amortization of debt discount:
2019 Term Loan	—	0.2
2024 Notes	0.7	0.7
Other	0.4	0.5
Total interest expense	$18.8	$23.1
During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million 2019 Term Loan. For an additional description of our debt arrangements, see Note 3 in the notes to consolidated financial statements.

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for fiscal 2019 and 2018:

	2019	2018
	(In millions, except percentages)
Provision (benefit) for income taxes	$(510.0)	$30.6
Effective tax rate	(106.5)%	8.1%
During the fourth quarter of fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary, which resulted in the establishment of a net deferred tax asset and the recognition of an income tax benefit of $575.6 million. We expect to be able to realize the deferred tax asset in future periods and did not provide for a valuation allowance.
This income tax benefit was partially offset by the federal, state and foreign income taxes on our fiscal 2019 income. We also recognized $36.8 million of tax benefit related to stock-based compensation that vested or was exercised during the year.
Our provision for income taxes for fiscal 2018 primarily resulted from the federal, state and foreign income taxes on our fiscal 2018 income, partially offset by $21.3 million of tax benefit related to stock-based compensation that vested or was exercised during the year. During fiscal 2018, we finalized our fiscal 2017 deemed repatriation transition tax calculation and reduced our estimate from $67.2 million to $65.8 million. We finalized our other fiscal 2017 provisional estimates without change. For further discussion regarding our accounting for the Tax Act, see Note 6 in the notes to the consolidated financial statements.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2020 effective tax rate will be approximately 20%. We expect that our quarterly effective tax rates will vary from our fiscal 2020 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of			Change
	December 28, 2019	December 29, 2018	December 30, 2017	2019 vs. 2018	2018 vs. 2017
	(In millions)
Cash and cash equivalents	$705.2	$533.3	$688.1	$171.9	$(154.8)
Net working capital	497.0	242.1	337.6	254.9	(95.5)
Cash and Cash Equivalents
As of December 28, 2019, our principal sources of liquidity consisted of $705.2 million of cash and cash equivalents as compared to $533.3 million as of December 29, 2018.
Our primary sources of cash and cash equivalents during fiscal 2019 were cash generated from operations, proceeds from borrowings under our revolving credit facility, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash and cash equivalents during fiscal 2019 were payments related to salaries and benefits, operating expenses, repurchases of our common stock, payments on our revolving credit facility, purchases of property, plant and equipment and purchases of non-marketable investments.
Approximately 43% of our cash and cash equivalents were held by our foreign subsidiaries as of December 28, 2019. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The increase in our net working capital as of December 28, 2019, as compared to December 29, 2018, is primarily due to improved results from operations, the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2019 and 2018 were as follows:

			Change
	2019	2018	2019 vs. 2018
	(In millions)
Cash provided by operating activities	$729.6	$604.8	$124.8
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities during fiscal 2019, as compared to fiscal 2018, was primarily due to the improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities
Cash flows used for investing activities during fiscal 2019 and 2018 were as follows:

			Change
	2019	2018	2019 vs. 2018
	(In millions)
Cash used for investing activities	$(105.7)	$(173.8)	$68.1

The decrease in cash used for investing activities during fiscal 2019, as compared to fiscal 2018, was primarily due to a decrease in payments to acquire equity instruments of other entities. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments. During the first quarter of fiscal 2020, we completed two business combinations for cash consideration of approximately $195 million, which will be classified as cash used for investing activities.
Cash Flows from Financing Activities
Cash flows used for financing activities during fiscal 2019 and 2018 were as follows:

			Change
	2019	2018	2019 vs. 2018
	(In millions)
Cash used for financing activities	$(443.9)	$(567.9)	$124.0
The decrease in cash used for financing activities during fiscal 2019, as compared to fiscal 2018, was primarily due to a decrease in net cash paid for debt arrangements, partially offset by an increase in payments for repurchases of our common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In February 2019, our Board of Directors authorized the repurchase of $500 million of our common stock. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 28, 2019, approximately $369.0 million remained available under this authorization. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of December 28, 2019, there were no borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of December 28, 2019, we were in compliance with all covenants associated with the 2024 Notes.
For additional information relating to our debt arrangements, see Note 3 in the notes to consolidated financial statements.

Contractual Obligations

A summary of our contractual obligations as of December 28, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations	$124.8	$29.3	$50.1	$26.0	$19.4
Purchase obligations (1)	42.7	20.3	16.5	5.6	0.3
Long-term debt	350.0	—	—	350.0	—
Contractual interest payments	77.6	15.8	31.2	30.6	—
Current income tax payable	9.5	9.5	—	—	—
Other long-term contractual obligations (2)	38.6	—	19.6	4.7	14.3
Total	$643.2	$74.9	$117.4	$416.9	$34.0
_________________

(1)
With respect to purchase obligations that are cancelable by us, this table includes the amount that would have been payable if we had canceled the obligation as of December 28, 2019 or the earliest cancellation date.

(2)
Included in other long-term contractual obligations are long-term income tax liabilities of $18.7 million related to unrecognized tax benefits. Of the $18.7 million, we estimate $16.6 million will be paid or settled within 1 to 3 years, $2.0 million within 3 to 5 years and $0.1 million in more than 5 years. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.

Off-Balance Sheet Arrangements
As of December 28, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Accounting for Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Tax Act has provisions that require additional guidance on specific interpretations of the tax law changes. Our provision for income taxes could be adversely affected by our earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions and investments, changes in our deferred tax assets and liabilities including changes in our assessment of valuation allowances, changes in the relevant tax laws or interpretations of these tax laws, and developments in current and future tax examinations.

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
During fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary, which resulted in the establishment of a deferred tax asset and the recognition of an income tax benefit of $575.6 million. To determine the value of the deferred tax asset, we were required to make significant estimates in determining the fair value of the transferred IP rights. These estimates included, but are not limited to, the income and cash flows that the IP rights are expected to generate in the future, the appropriate discount rate to apply to the income and cash flow projections, and the useful lives of the IP rights. These estimates are inherently uncertain and unpredictable, and if different estimates were used, it would impact the fair value of the IP rights and the related value of the deferred tax asset and the income tax benefit recognized in fiscal 2019 and in future periods when the deferred tax asset is realized. In addition, we reviewed the need to establish a valuation allowance on the deferred tax asset of $575.6 million by evaluating whether there is a greater than 50% likelihood that some portion or all of the deferred tax asset will not be realized. To make this judgment, we must make significant estimates and predictions of the amount and category of future taxable income from various sources and weigh all available positive and negative evidence about these possible sources of taxable income. We give greater weight to evidence that can be objectively verified. Based on our evaluation and weighting of the positive and negative evidence, we concluded that it is greater than 50% likely that the deferred tax asset of $575.6 million will be realized in future periods and that a valuation allowance was not currently required. If, in the future, we evaluate that this deferred tax asset is not likely to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such determination is made.
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

New Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. The new standard is effective for us in the first quarter of fiscal 2020. The adoption of this standard will not have a significant impact on our consolidated financial statements or the related disclosures.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. The new standard is effective for us in the first quarter of fiscal 2020. The new guidance must be applied on a prospective basis. The adoption of this standard will not have a significant impact on our consolidated financial statements or the related disclosures.
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The new standard is effective for us in the first quarter of fiscal 2020. The adoption of this standard will not have a significant impact on our consolidated financial statements or the related disclosures.
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard aligns the treatment of implementation costs incurred by customers in cloud computing arrangements that are service contracts with the treatment of similar costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same line item as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same line item as the related fees of the arrangement. The new standard is effective for us in the first quarter of fiscal 2020 and will be applied prospectively to costs incurred after the date of adoption. The adoption of this standard will not have a significant impact on our consolidated financial statements or the related disclosures.
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of this standard on our financial condition, results of operations and cash flows.

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
In certain countries where we may invoice customers in the local currency, our revenues benefit from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in foreign exchange rates are not generally moderated by corresponding fluctuations in revenues from existing contracts.
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
The following table provides information about our foreign currency forward exchange contracts as of December 28, 2019. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during February 2020.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$124.6	0.90
British pound	84.9	0.77
Israeli shekel	69.4	3.48
Japanese yen	35.8	108.94
Swedish krona	32.5	9.55
Chinese renminbi	30.7	7.02
Indian rupee	24.4	72.16
Taiwan dollar	10.0	30.14
Singapore dollar	7.4	1.36
Other	5.6	N/A
Total	$425.3
Estimated fair value	$3.6
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of December 28, 2019.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of December 28, 2019, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 3 in the notes to consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 8 in the notes to consolidated financial statements for an additional description of these investments.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data-Unaudited

	2019				2018
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue	$599,555	$579,603	$580,419	$576,742	$569,850	$532,468	$518,391	$517,313
Cost of revenue	73,328	60,975	61,469	70,585	76,124	60,454	58,960	63,209
Net income (1)	659,675	101,514	107,235	120,555	98,425	99,318	75,149	72,885
Net income per share –basic (1)	2.41	0.37	0.39	0.44	0.36	0.36	0.27	0.27
Net income per share –diluted (1)	2.36	0.36	0.38	0.43	0.35	0.35	0.27	0.26
_________________
(1) During the fourth quarter of fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary, which resulted in the establishment of a net deferred tax asset and the recognition of an income tax benefit of $575.6 million. For further discussion regarding the realignment of our international operating structure, see Note 6 in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2019.
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
Based on their evaluation as of December 28, 2019, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 28, 2019, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in Cadence’s definitive proxy statement for its 2020 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in Cadence’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2019,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in Cadence’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by KPMG LLP During Fiscal 2019 and 2018” in Cadence’s definitive proxy statement for its 2020 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018	46

Consolidated Income Statements for the three fiscal years ended December 28, 2019	47

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 28, 2019	48

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 28, 2019	49

Consolidated Statements of Cash Flows for the three fiscal years ended December 28, 2019	50

Notes to Consolidated Financial Statements	51

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	80

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

_____________
© 2020 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cadence Design Systems, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated income statements, statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of December 30, 2018, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (ASU) 2016-02, Leases, and changed its method of accounting for revenue recognition as of December 31, 2017, due to the adoption of FASB ASU 2014-09, Revenue from Contracts with Customers.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the allocation of the transaction price to distinct performance obligations
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company’s contracts with customers often include promises to transfer to a customer multiple software or intellectual Property (IP) licenses and services, including professional services, technical support services, and rights to unspecified updates. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. The accounting for contracts with multiple performance obligations also requires the contract’s transaction price to be allocated to each distinct performance obligation based on relative stand-alone selling price (SSP). Judgment is required to determine SSP for each distinct performance obligation as the Company rarely licenses or sells products on a standalone basis. In instances where the SSP is not directly observable because the Company does not sell the license, product or service separately, the Company determines the SSP using information that maximizes the use of observable inputs and may include market conditions.
We identified the evaluation of the allocation of the transaction price to distinct performance obligations as a critical audit matter. Specifically, with significant software license contracts that include multiple performance obligations, a high degree of auditor judgment was required to evaluate the identification of distinct performance obligations. Revenue for each of the distinct performance obligations may be recognized at different points of time or over different periods of time. In addition, evaluating SSP of the software licenses was challenging as the Company rarely licenses its software on a standalone basis and therefore a higher degree of auditor judgment was required to assess the relevance and reliability of indirect market and observable data used by the Company to determine the SSP. The allocation of the transaction price was sensitive to the determination of the SSP of software licenses.
The primary procedures we performed to address this critical audit matter included the following: We tested certain internal controls related to the identification of distinct performance obligations and the allocation of the transaction price to the performance obligations based on SSP. We selected certain sales contracts and obtained and read contract source documents. We also confirmed the terms of certain arrangements with customers. We then assessed that all distinct performance obligations were properly identified and that the total transaction price was allocated to each distinct performance obligation based on SSPs that relied on and maximized the use of observable inputs. For certain contracts that include a software license, we developed an expectation of the allocation of the transaction price and compared it to the Company’s allocation.
Evaluation of the intercompany transfers of intangible property rights
As discussed in Note 6 to the consolidated financial statements, the Company completed intercompany transfers of certain intangible property rights to its Irish subsidiary during fiscal 2019. These intercompany transfers resulted in the establishment of a deferred tax asset and the recognition of an income tax benefit of $575.6 million. The Company expects to be able to realize the deferred tax asset in future years based on projections of future taxable income and did not provide for a valuation allowance.
We identified the evaluation of the intercompany transfers of intangible property rights to the Irish subsidiary as a critical audit matter. A high degree of auditor judgment was required to evaluate the estimated fair value of the transferred intangible property rights pursuant to the relevant tax regulations. Reasonably possible changes to the key assumptions, in particular the revenue growth rate, operating margin, discount rate and terminal growth rate, could have a significant impact on the fair value. The Company’s projections of future taxable income in Ireland, which supports the recognition of the deferred tax asset, are based on these same key assumptions.
The primary procedures we performed to address this critical audit matter included the following: We tested certain internal controls over the Company’s estimate of the fair value of the transferred intangible property rights. This included controls over the development of the revenue growth rate, operating margin, discount rate and terminal growth rate assumptions. We compared the revenue growth rate and operating margin estimates to historical actual results and compared the estimates to analyst and industry reports. We involved valuation professionals with specialized skills and knowledge who assisted in (1) evaluating the Company’s discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities, and (2) developing an estimate of the fair value of the intangible property rights using the Company’s cash flow assumptions and an independently developed discount rate and terminal rate and compared the result to the Company’s fair value estimate.

We also tested certain internal controls over the assessment of the recoverability of the resulting deferred tax asset, including controls over the determination of future taxable income in Ireland. We evaluated management’s ability to accurately estimate taxable income in Ireland by comparing the estimates to historical taxable income in Ireland before the transfers of intangible property rights, forecasted taxable income from the transferred intangible property rights, and management’s history of carrying out its stated plans. We involved income tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax regulations.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.

Santa Clara, California
February 24, 2020

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 28, 2019 and December 29, 2018
(In thousands, except par value)

	As of
	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$705,210	$533,298
Receivables, net	304,546	297,082
Inventories	55,802	28,162
Prepaid expenses and other	103,785	92,550
Total current assets	1,169,343	951,092
Property, plant and equipment, net	275,855	252,630
Goodwill	661,856	662,272
Acquired intangibles, net	172,375	225,457
Deferred taxes	732,367	154,894
Other assets	345,429	222,309
Total assets	$3,357,225	$2,468,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$100,000
Accounts payable and accrued liabilities	316,908	256,526
Current portion of deferred revenue	355,483	352,456
Total current liabilities	672,391	708,982
Long-term liabilities:
Long-term portion of deferred revenue	73,400	48,718
Long-term debt	346,019	345,291
Other long-term liabilities	162,521	77,262
Total long-term liabilities	581,940	471,271
Commitments and contingencies (Notes 6, 7 and 18)
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 279,855 and 280,015, respectively	2,046,237	1,936,124
Treasury stock, at cost; 49,304 shares and 49,144 shares, respectively	(1,668,105)	(1,395,652)
Retained earnings	1,761,688	772,709
Accumulated other comprehensive loss	(36,926)	(24,780)
Total stockholders’ equity	2,102,894	1,288,401
Total liabilities and stockholders’ equity	$3,357,225	$2,468,654

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 28, 2019
(In thousands, except per share amounts)

	2019	2018	2017
Revenue:
Product and maintenance	$2,204,615	$1,997,887	$1,813,987
Services	131,704	140,135	129,045
Total revenue	2,336,319	2,138,022	1,943,032
Costs and expenses:
Cost of product and maintenance	189,146	173,011	156,676
Cost of service	77,211	85,736	80,714
Marketing and sales	481,673	439,669	419,161
Research and development	935,938	884,816	804,223
General and administrative	139,806	133,406	134,181
Amortization of acquired intangibles	12,128	14,086	14,716
Restructuring and other charges	8,621	11,089	9,406
Total costs and expenses	1,844,523	1,741,813	1,619,077
Income from operations	491,796	396,209	323,955
Interest expense	(18,829)	(23,139)	(25,664)
Other income, net	6,001	3,320	16,755
Income before provision (benefit) for income taxes	478,968	376,390	315,046
Provision (benefit) for income taxes	(510,011)	30,613	110,945
Net income	$988,979	$345,777	$204,101
Net income per share – basic	$3.62	$1.26	$0.75
Net income per share – diluted	$3.53	$1.23	$0.73
Weighted average common shares outstanding – basic	273,239	273,729	272,097
Weighted average common shares outstanding – diluted	280,515	281,144	280,221

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended December 28, 2019
(In thousands)

	2019	2018	2017
Net income	$988,979	$345,777	$204,101
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(8,642)	(17,885)	19,394
Changes in unrealized holding gains or losses on available-for-sale securities, net of reclassification adjustments for realized gains and losses	—	—	1,712
Changes in defined benefit plan liabilities	(3,504)	(627)	424
Total other comprehensive income (loss), net of tax effects	(12,146)	(18,512)	21,530
Comprehensive income	$976,833	$327,265	$225,631

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 28, 2019
(In thousands)

	Common Stock
		Par Value		Retained	Accumulated
		and Capital		Earnings	Other
		in Excess	Treasury	(Accumulated	Comprehensive
	Shares	of Par	Stock	Deficit)	Income (Loss)	Total
Balance, December 31, 2016	278,099	$1,820,081	$(1,190,053)	$136,902	$(25,160)	$741,770
Net income	—	—	—	204,101	—	$204,101
Other comprehensive income, net of taxes	—	—	—	—	21,530	$21,530
Purchase of treasury stock	(2,495)	—	(100,025)	—	—	$(100,025)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	7,905	(111,982)	160,946	—	—	$48,964
Stock received for payment of employee taxes on vesting of restricted stock	(1,442)	(8,172)	(48,989)	—	—	$(57,161)
Stock-based compensation expense	—	130,023	—	—	—	$130,023
Balance, December 30, 2017	282,067	$1,829,950	$(1,178,121)	$341,003	$(3,630)	$989,202
Cumulative effect adjustment	—	—	—	85,929	(2,638)	$83,291
Net income	—	—	—	345,777	—	$345,777
Other comprehensive loss, net of taxes	—	—	—	—	(18,512)	$(18,512)
Purchase of treasury stock	(5,934)	—	(250,059)	—	—	$(250,059)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,274	(50,570)	91,478	—	—	$40,908
Stock received for payment of employee taxes on vesting of restricted stock	(1,392)	(10,971)	(58,950)	—	—	$(69,921)
Stock-based compensation expense	—	167,715	—	—	—	$167,715
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	988,979	—	$988,979
Other comprehensive loss, net of taxes	—	—	—	—	(12,146)	$(12,146)
Purchase of treasury stock	(4,841)	—	(306,148)	—	—	$(306,148)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,923	(57,763)	110,604	—	—	$52,841
Stock received for payment of employee taxes on vesting of restricted stock	(1,242)	(13,671)	(76,909)	—	—	$(90,580)
Stock-based compensation expense	—	181,547	—	—	—	$181,547
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 28, 2019
(In thousands)

	2019	2018	2017
Cash and cash equivalents at beginning of year	$533,298	$688,087	$465,232
Cash flows from operating activities:
Net income	988,979	345,777	204,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,789	118,721	115,524
Amortization of debt discount and fees	1,001	1,196	1,211
Stock-based compensation	181,547	167,715	130,023
(Gain) loss on investments, net	4,090	(2,732)	(9,454)
Deferred income taxes	(576,738)	(11,676)	79,934
Provisions for losses on receivables	632	5,102	2,623
ROU asset amortization and change in operating lease liabilities	562	—	—
Other non-cash items	428	2,607	653
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(4,718)	(87,083)	(31,032)
Inventories	(33,024)	752	5,034
Prepaid expenses and other	(11,031)	(19,622)	(25,793)
Other assets	(8,011)	(14,606)	(26,751)
Accounts payable and accrued liabilities	33,915	1,553	(25,987)
Deferred revenue	27,498	100,696	33,614
Other long-term liabilities	1,681	(3,649)	17,040
Net cash provided by operating activities	729,600	604,751	470,740
Cash flows from investing activities:
Proceeds from the sale of marketable investments	—	—	833
Purchases of non-marketable investments	(33,717)	(115,839)	—
Proceeds from the sale of non-marketable investments	2,952	3,497	9,108
Purchases of property, plant and equipment	(74,605)	(61,503)	(57,901)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(338)	—	(143,249)
Net cash used for investing activities	(105,708)	(173,845)	(191,209)
Cash flows from financing activities:
Proceeds from revolving credit facility	150,000	100,000	135,000
Payment on revolving credit facility	(250,000)	(85,000)	(100,000)
Principal payments on term loan	—	(300,000)	—
Payment of debt issuance costs	—	—	(793)
Proceeds from issuance of common stock	52,842	40,908	48,965
Stock received for payment of employee taxes on vesting of restricted stock	(90,580)	(69,921)	(57,161)
Payments for repurchases of common stock	(306,148)	(250,059)	(100,025)
Change in book overdraft	—	(3,867)	3,867
Net cash used for financing activities	(443,886)	(567,939)	(70,147)
Effect of exchange rate changes on cash and cash equivalents	(8,094)	(17,756)	13,471
Increase (decrease) in cash and cash equivalents	171,912	(154,789)	222,855
Cash and cash equivalents at end of year	$705,210	$533,298	$688,087

Supplemental cash flow information:
Cash paid for interest	$17,842	$23,018	$24,160
Cash paid for income taxes, net	41,946	68,040	59,072

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended December 28, 2019

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc. (“Cadence”) provides solutions that enable its customers to design complex and innovative electronic products. Cadence’s solutions are designed to give its customers a competitive edge in their development of electronic devices and systems, systems-on-chips (“SoCs”) integrated circuits (“ICs”) and increasingly sophisticated manufactured products, by optimizing performance, minimizing power consumption, shortening the time to bring their products to market and reducing their design, development and manufacturing costs. Cadence’s product offerings include software, hardware, services and reusable IC design blocks, which are commonly referred to as intellectual property (“IP”). Cadence also provides maintenance for its software, hardware, and IP product offerings.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence.
Cadence’s fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2019, 2018 and 2017 were each 52-week fiscal years.
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
Comparability
Prior period balances for deferred tax assets in Cadence’s consolidated balance sheets have been reclassified to conform to the current period presentation.
Effective the first day of fiscal 2019, Cadence adopted multiple new accounting standards. Prior periods were not retrospectively restated, so the consolidated balance sheet as of December 28, 2019 was prepared using accounting standards that were different than those in effect as of December 29, 2018. Therefore, the consolidated balance sheets as of December 28, 2019 and December 29, 2018 are not directly comparable.
Cadence also adopted multiple new accounting standards on the first day of fiscal 2018, including standards related to revenue recognition and accounting for income taxes. Prior periods were not retrospectively restated, so the consolidated balance sheets as of December 28, 2019 and December 29, 2018, are not directly comparable to the consolidated balance sheet as of December 30, 2017, nor are the results of operations for fiscal 2019 and fiscal 2018 directly comparable to the results of operations for fiscal 2017.
Recently Adopted Accounting Standards
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), which requires the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. The most prominent of the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases.
Cadence adopted the new standard on December 30, 2018, the first day of fiscal 2019, and used the modified retrospective approach with the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated. Cadence elected certain practical expedients, which among other things, allowed it to carry forward prior conclusions about lease identification and classification.
Adoption of the standard resulted in the balance sheet recognition of additional lease assets and lease liabilities of approximately $80 million; however, the adoption of the standard did not have an impact on Cadence’s beginning retained earnings, results from operations or cash flows. Additionally, the new standard did not have a material impact on the consolidated financial statements for arrangements in which Cadence is the lessor. For additional information regarding Cadence’s leases, see Note 7 in the notes to consolidated financial statements.

Income Tax Effects within Accumulated Other Comprehensive income
In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification of the income tax effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. This standard became effective for Cadence on December 30, 2018, the first day of fiscal 2019. The adoption of this standard did not have a material impact on Cadence’s consolidated financial statements.
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
Allowances for Doubtful Accounts
Each fiscal quarter, Cadence assesses its ability to collect outstanding receivables, and provides allowances for a portion of its receivables when collection is not probable. Cadence analyzes the creditworthiness of its customers, historical experience, changes in customer demand and the overall economic climate in the industries that Cadence serves. Provisions are made based upon a specific review of customer receivables and are recorded in general and administrative expenses.
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

Property, Plant and Equipment
Property, plant and equipment is stated at historical cost. Depreciation and amortization are generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	2-7 years
Buildings	25-32 years
Leasehold improvements	Shorter of the lease term or the estimated useful life
Building improvements and land improvements	Up to 32 years
Furniture and fixtures	3-5 years
Equipment	3-5 years

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $2.4 million, $3.6 million, and $2.2 million during fiscal 2019, 2018 and 2017, respectively.
Cadence recorded depreciation and amortization expense of $63.3 million, $60.4 million and $52.9 million during fiscal 2019, 2018 and 2017, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2019, 2018 and 2017 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs were $31.6 million and $31.2 million as of December 28, 2019, and December 29, 2018, respectively, and are included in other assets in Cadence’s consolidated balance sheet. Amortization of these assets was $29.4 million and $26.5 million during fiscal 2019 and 2018, respectively, and is included in sales and marketing expense in Cadence’s consolidated income statement.
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
Long-Lived Assets, Including Acquired Intangibles
Cadence’s long-lived assets consist of property, plant and equipment, and acquired intangibles. Acquired intangibles with definite lives are amortized on a straight-line basis over the estimated economic life of the underlying products and technologies, which range from two years to fourteen years. Acquired intangibles with indefinite lives, or in-process technology, consists of projects that had not reached technological feasibility by the date of acquisition. Upon completion of the project, the assets are amortized over their estimated useful lives. If the project is abandoned rather than completed, the asset is written off. In-process technology is tested for impairment annually and as necessary if changes in facts and circumstances indicate that the assets might be impaired.

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
Leases
Lessee Considerations
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
At inception of a contract, Cadence determines an arrangement contains a lease if the arrangement conveys the right to use an identified asset and Cadence obtains substantially all of the economic benefits from the asset and has the ability to direct the use of the asset. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, Cadence combines the lease and non-lease components in determining the lease liabilities and ROU assets. Non-lease components primarily include common-area maintenance and other management fees.
Operating lease expense is generally recognized evenly over the term of the lease. Payments under Cadence's lease agreements are primarily fixed; however, certain agreements contain rental payments that are adjusted periodically based on changes in consumer price and other indices. Changes to payments resulting from changes in indices are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Cadence’s lease agreements do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The incremental borrowing rate represents a comparable rate to borrow on a collateralized basis over a similar term and in the economic environment where the leased asset is located. Cadence used the incremental borrowing rate on the effective date for all leases that commenced prior to that date.
Lessor Considerations
Although most of Cadence’s revenue from its hardware business comes from sales of hardware, Cadence also leases its hardware products to some customers. Cadence determines the existence of a lease when the customer controls the use of the identified hardware for a period of time defined in the lease agreement.
Cadence’s leases range in duration up to three years with payments generally collected in equal quarterly installments. Cadence’s leases do not include termination rights or variable pricing and typically do not include purchase rights at the end of the lease. Short-term leases are usually less than two years and are classified as operating leases with revenue recognized and depreciation expensed on a straight-line basis over the term of the lease. Long-term leases are typically for three years and are classified as sales-type leases with revenue and cost of sales recognized upon delivery.
Cadence’s operating leases and sales-type leases contain both lease and non-lease components. Because the pattern of revenue recognition is the same for both the lease and non-lease components in Cadence’s operating leases, Cadence has elected the practical expedient to not separate lease and related non-lease components and accounts for both components under Topic 842. Cadence allocates value to the lease and non-lease components in its sales-type leases using standalone selling prices (“SSPs”) similar to those used under ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” the current accounting standard governing revenue recognition. When Cadence leases its hardware in the same arrangement as software or IP, Cadence allocates value to each performance obligation using SSPs.
Investments in Equity Securities
Cadence’s investments in marketable equity securities are carried at fair value as a component of prepaid expenses and other in the consolidated balance sheets. Cadence records realized and unrealized holding gains or losses as part of other income, net in the consolidated income statements.
Cadence’s non-marketable investments include its investments in privately held companies. These investments are initially recorded at cost and are included in other assets in the consolidated balance sheets. Cadence accounts for these investments using the measurement alternative when the fair value of the investment is not readily determinable and Cadence does not have the ability to exercise significant influence or the equity method of accounting when it is determined that Cadence has the ability to exercise significant influence. For investments accounted for using the equity method of accounting, Cadence records its proportionate share of the investee’s income or loss, net of the effects of any basis differences, to other income, net on a one-quarter lag in Cadence’s consolidated income statements.

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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded as a component of retained earnings by Cadence on the reissuance of treasury stock during fiscal 2019, 2018 or 2017.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which Cadence expects to be entitled in exchange for promised goods or services. Cadence’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations delivered to customers over time accounted for approximately 85% of Cadence’s total revenue for fiscal 2019 and 2018.
Product and maintenance revenue includes Cadence’s licenses of software and IP, sales of emulation hardware and the related maintenance on these licenses and sales.
Service revenue includes revenue received for performing engineering services (which are generally not related to the functionality of other licensed products), customized IP on a fixed fee basis, and sales from cloud-based solutions that provide customers with software and services over a period of time.
Cadence enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, Cadence allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its SSP. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Software Revenue Recognition
Cadence’s time-based license arrangements grant customers the right to access and use all of the licensed products at the outset of an arrangement and updates are generally made available throughout the entire term of the arrangement, which is generally two to three years. Cadence’s updates provide continued access to evolving technology as customers’ designs migrate to more advanced nodes and as its customers’ technological requirements evolve. In addition, certain time-based license arrangements include remix rights and unspecified additional products that become commercially available during the term of the agreement. Payments are generally received in equal or near equal installments over the term of the agreement.
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
IP Revenue Recognition
Cadence generally licenses IP under nonexclusive license agreements that provide usage rights for specific designs. In addition, for certain of Cadence’s IP license agreements, royalties are collected as customers ship their own products that incorporate Cadence IP. These arrangements generally have two performance obligations—transferring the licensed IP and associated maintenance, which includes rights to technical support, and software updates that are all provided over the maintenance term and have a time-based pattern of transfer to the customer.
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
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $8.4 million, $7.6 million and $7.4 million during fiscal 2019, 2018 and 2017, respectively, and is included in marketing and sales in the consolidated income statements.
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
Cadence records estimated provisions for termination benefits and outplacement costs along with other personnel-related restructuring costs, asset impairments related to abandoned assets and other costs associated with the restructuring plan. Cadence regularly evaluates the adequacy of its lease loss accruals and severance and related benefits accruals, and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Subsequent adjustments to restructuring accruals are classified in restructuring and other charges in the consolidated income statements.
Accounting for Income Taxes
Cadence accounts for the effect of income taxes in its consolidated financial statements using the asset and liability method. This process involves estimating actual current tax liabilities together with assessing carryforwards and temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. Cadence accounts for the United States global intangible low-taxed income as a period expense.
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
For additional discussion of income taxes, see Note 6 in the notes to the consolidated financial statements.

NOTE 3. DEBT
Cadence’s outstanding debt as of December 28, 2019 and December 29, 2018 was as follows:

	December 28, 2019			December 29, 2018
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$100,000	$—	$100,000
2024 Notes	350,000	(3,981)	346,019	350,000	(4,709)	345,291
Total outstanding debt	$350,000	$(3,981)	$346,019	$450,000	$(4,709)	$445,291

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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of December 28, 2019 and December 29, 2018, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $378.4 as of December 28, 2019.
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

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of December 28, 2019 and December 29, 2018 were as follows:

	As of
	December 28, 2019	December 29, 2018
	(In thousands)
Accounts receivable	$179,250	$164,223
Unbilled accounts receivable	126,165	136,795
Long-term receivables	3,082	5,972
Total receivables	308,497	306,990
Less allowance for doubtful accounts	(869)	(3,936)
Total receivables, net	$307,628	$303,054

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of December 28, 2019, no customer accounted for 10% or more of Cadence’s total receivables. As of December 29, 2018, one customer accounted for 11% of Cadence’s total receivables.
Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2019, 2018 and 2017 were as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended December 28, 2019	$3,936	$632	$(3,699)	$869
Year ended December 29, 2018	—	5,102	(1,166)	3,936
Year ended December 30, 2017	$—	$2,623	$(2,623)	$—

NOTE 5. REVENUE
Cadence combines its products into five categories related to major design activities. On the first day of fiscal 2018, Cadence adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for its revenue arrangements. Because of the adoption, revenue for fiscal 2019 and 2018 is not directly comparable to revenue for fiscal 2017. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for fiscal 2019 and 2018:

	2019	2018	2017
Functional Verification, including Emulation and Prototyping Hardware*	24%	24%	22%
Digital IC Design and Signoff	29%	29%	29%
Custom IC Design and Simulation	25%	26%	27%
System Interconnect and Analysis	9%	9%	10%
IP	13%	12%	12%
Total	100%	100%	100%

_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product groups based upon the expected usage of products.

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
The accounting for contracts with multiple performance obligations requires the contract’s transaction price to be allocated to each distinct performance obligation based on relative SSP. Judgment is required to determine SSP for each distinct performance obligation because Cadence rarely licenses or sells products on a standalone basis. In instances where the SSP is not directly observable because Cadence does not sell the license, product or service separately, Cadence determines the SSP using information that maximizes the use of observable inputs and may include market conditions. Cadence typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, Cadence may use information such as the size of the customer and geographic region of the customer in determining the SSP.
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
The contract assets indicated below are presented as prepaid expenses and other in the consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of the balance sheet date on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of December 28, 2019 and December 29, 2018 were as follows:

	As of
	December 28, 2019	December 29, 2018
	(In thousands)
Contract assets	$10,209	$10,055
Deferred revenue	428,883	401,174

Cadence recognized revenue of $311.8 million during fiscal 2019, and $284.3 million during fiscal 2018, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.6 billion as of December 28, 2019, which included $205.7 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. Contracted but unsatisfied performance obligations were approximately $3.0 billion as of December 29, 2018, which included $60.0 million of non-cancellable IPAA commitments from customers. As of December 28, 2019, Cadence expected to recognize approximately 55% of the revenue included in the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $40.4 million during fiscal 2019, and $34.3 million during fiscal 2018, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 6. INCOME TAXES
Cadence’s income before provision (benefit) for income taxes included income from the United States and from foreign subsidiaries for fiscal 2019, 2018 and 2017, was as follows:

	2019	2018	2017
	(In thousands)
United States	$139,306	$58,963	$81,619
Foreign subsidiaries	339,662	317,427	233,427
Total income before provision (benefit) for income taxes	$478,968	$376,390	$315,046

Cadence’s provision (benefit) for income taxes was comprised of the following items for fiscal 2019, 2018 and 2017:

	2019	2018	2017
	(In thousands)
Current:
Federal	$15,282	$902	$(2,193)
State and local	2,716	(1,270)	(2,097)
Foreign	48,729	42,657	35,301
Total current	66,727	42,289	31,011

Deferred:
Federal	(9,001)	(10,324)	76,494
State and local	6,593	886	5,571
Foreign	(574,330)	(2,238)	(2,131)
Total deferred	(576,738)	(11,676)	79,934

Total provision (benefit) for income taxes	$(510,011)	$30,613	$110,945

During the fourth quarter of fiscal 2019, Cadence completed intercompany transfers of certain intangible property rights to its Irish subsidiary, which resulted in the establishment of a deferred tax asset and the recognition of an income tax benefit of $575.6 million. Cadence expects to be able to realize the Irish deferred tax asset in future years and did not provide for a valuation allowance. Cadence considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and any prudent and feasible tax planning strategies in making this determination.
The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017 and included several provisions that affected Cadence significantly, such as a one-time, mandatory transition tax on its previously untaxed foreign earnings and a reduction in the federal corporation income tax rate from 35% to 21% as of January 1, 2018, among others.
The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rates of 21% to income before provision (benefit) for income taxes for fiscal 2019 and fiscal 2018 and of 35% to income before provision for income taxes for fiscal 2017 as follows:

	2019	2018	2017
	(In thousands)
Provision computed at federal statutory income tax rate	$100,583	$79,042	$110,266
State and local income tax, net of federal tax effect	23,221	15,540	5,867
Intercompany transfers of intangible property rights	(575,618)	—	—
Foreign income tax rate differential	(37,786)	(37,031)	(65,296)
Deemed repatriation transition tax	—	(1,409)	67,188
Remeasurement of U.S. deferred tax assets and liabilities	—	—	25,200
U.S. tax on foreign entities	57,225	28,846	—
Stock-based compensation	(29,785)	(13,539)	(24,455)
Change in deferred tax asset valuation allowance	16,796	13,234	4,689
Tax credits	(87,793)	(72,815)	(26,789)
Non-deductible research and development expense	4,363	4,700	—
Tax effects of intra-entity transfer of assets	895	79	(8,450)
Domestic production activity deduction	—	—	(2,474)
Withholding taxes	15,865	11,535	11,225
Tax settlements, foreign	458	—	3,086
Increase (decrease) in unrecognized tax benefits	(1,303)	(1,545)	4,054
Other	2,868	3,976	6,834
Provision (benefit) for income taxes	$(510,011)	$30,613	$110,945
Effective tax rate	(106)%	8%	35%

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, Cadence recorded a provisional $67.2 million expense related to the one-time transition tax during fiscal 2017. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 118, this amount was updated to $65.8 million of expense during fiscal 2018.

The components of deferred tax assets and liabilities consisted of the following as of December 28, 2019 and December 29, 2018:

	As of
	December 28, 2019	December 29, 2018
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$206,008	$197,524
Reserves and accruals	47,562	43,522
Intangible assets	583,323	12,096
Capitalized research and development expense for income tax purposes	18,477	6,975
Operating loss carryforwards	6,201	15,347
Deferred income	16,704	6,580
Capital loss carryforwards	17,320	20,342
Stock-based compensation costs	15,097	15,329
Depreciation and amortization	8,721	8,759
Investments	2,459	2,900
Lease liability	25,016	—
Total deferred tax assets	946,888	329,374
Valuation allowance	(125,520)	(108,724)
Net deferred tax assets	821,368	220,650

Deferred tax liabilities:
Intangible assets	(24,907)	(36,194)
Undistributed foreign earnings	(31,916)	(27,627)
ROU assets	(25,016)	—
Other	(8,350)	(2,497)
Total deferred tax liabilities	(90,189)	(66,318)
Total net deferred tax assets	$731,179	$154,332

During fiscal 2019 and 2018, Cadence maintained valuation allowances of $125.5 million and $108.7 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:

•
Tax credits in certain states that are accumulating at a rate greater than Cadence’s capacity to utilize the credits and tax credits in certain states where it is likely the credits will expire unused;

•	Federal, state and foreign deferred tax assets related to investments and capital losses that can only be utilized against gains that are capital in nature; and

•	Foreign tax credits that can only be fully utilized if Cadence has sufficient income of a specific character in the future.
As of December 28, 2019, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$1,059	from 2021 through 2029
California	28,820	from 2027 through 2036
Other states (tax effected, net of federal benefit)	1,853	from 2020 through 2038
Foreign (tax effected)	2,113	from 2025 through indefinite

As of December 28, 2019, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$100,128	from 2025 through 2039
California	72,897	indefinite
Other states	11,286	from 2020 through indefinite
Foreign	21,697	from 2035 through indefinite
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of December 28, 2019, Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States – Federal	2015
United States – California	2015
Ireland	2015

Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$101,857	$110,179	$98,540
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year*	(3,143)	(4,183)	688
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	8,951	2,370	13,141
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(380)	—	—
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(1,692)	(5,179)	(3,028)
Effect of foreign currency translation	448	(1,330)	838
Unrecognized tax benefits at the end of the fiscal year	$106,041	$101,857	$110,179

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$61,527	$58,022	$63,108
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions
It is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $10 million during the next 12 months. The potential decrease could be primarily driven by settlements with tax authorities. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision (benefit) for income taxes for fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(In thousands)
Interest	$490	$585	$1,865
Penalties	19	342	218
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 28, 2019 and December 29, 2018 were as follows:

	As of
	December 28, 2019	December 29, 2018
	(In thousands)
Interest	$3,500	$2,699
Penalties	12	10

NOTE 7. LEASES
Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was as follows during fiscal 2019, 2018 and 2017:

	2019	2018	2017
	(In thousands)
Operating lease expense	$34,709	$33,717	$32,089

Additional activity related to Cadence’s leases during fiscal 2019 was as follows:

2019

Cash paid for amounts included in the measurement of operating lease liabilities	$34,961
ROU assets obtained in exchange for operating lease obligations	38,090
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the consolidated balance sheet as follows:

As of
December 28, 2019
(In thousands)
Other assets	$100,343

Accounts payable and accrued liabilities	25,558
Other long-term liabilities	84,782
Total lease liabilities	$110,340

Weighted average remaining lease term (in years)	5.1
Weighted average discount rate	4.5%

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 28, 2019, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2020	$29,253
2021	29,185
2022	21,049
2023	15,474
2024	10,500
Thereafter	19,359
Total future lease payments	124,820
Less imputed interest	(14,480)
Total	$110,340

As of December 29, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2019	$26,252
2020	23,130
2021	19,778
2022	14,243
2023	11,510
Thereafter	17,100
Total lease payments	$112,013

NOTE 8. INVESTMENTS
Cadence has a portfolio of equity investments that includes investments in both marketable and non-marketable securities. These investments primarily consist of cash investments in companies with technologies or services that are potentially strategically important to Cadence.
Marketable Equity Investments
Cadence’s investment in marketable equity securities consists of purchased shares of a publicly held company and is included in prepaid expense and other in Cadence’s consolidated balance sheets. During fiscal 2019 and 2018, with the adoption of ASU 2016-01, changes in the fair value of these investments were recorded to other income, net in Cadence’s consolidated income statements.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock, convertible debt or other instruments of privately held entities and are included in other assets on Cadence’s consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $136.3 million and $115.9 million as of December 28, 2019 and December 29, 2018, respectively. During fiscal 2019, Cadence recorded a loss to other income, net in Cadence’s consolidated income statements of $6.9 million, which represented Cadence’s proportionate share of net income from the investee, offset by amortization of basis differences.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $1.9 million and $2.8 million as of December 28, 2019 and December 29, 2018, respectively. During fiscal 2019, Cadence recognized net gains of $2.1 million, of which a loss of $0.9 million related to equity securities still held as of December 28, 2019. During fiscal 2018, Cadence recognized net gains of $3.3 million, of which a loss of $0.1 million related to equity securities still held as of December 29, 2018.

NOTE 9. ACQUISITIONS
During fiscal 2017, Cadence completed two business combinations for total cash consideration of $142.8 million, after taking into account cash acquired of $4.2 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded a total of $76.4 million of acquired intangible assets (of which $71.5 million represented in-process technology), $90.2 million of goodwill and $19.6 million of net liabilities consisting primarily of deferred tax liabilities. Cadence will make payments to certain employees, subject to continued employment, through the fourth quarter of fiscal 2020.
A trust for the benefit of the children of Lip-Bu Tan, Cadence’s Chief Executive Officer (“CEO”) and director, owned less than 3% of nusemi inc, one of the companies acquired in 2017. Mr. Tan and his wife serve as co-trustees of the trust and disclaim pecuniary and economic interest in the trust. The Board of Directors of Cadence reviewed the transactions and concluded that it was in the best interests of Cadence to proceed with the transactions. Mr. Tan recused himself from the Board of Directors’ discussion of the valuation of nusemi inc and on whether to proceed with the transaction.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions were $2.3 million, $0.6 million and $1.1 million during fiscal 2019, 2018 and 2017, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence’s consolidated income statements.
NOTE 10. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2019 and 2018 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 30, 2017	$666,009
Effect of foreign currency translation	(3,737)
Balance as of December 29, 2018	662,272
Effect of foreign currency translation	(416)
Balance as of December 28, 2019	$661,856

Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2019 and determined that the fair value of Cadence’s single reporting unit substantially exceeded the carrying amount of its net assets and that no impairment existed.
Acquired Intangibles, Net
Acquired intangibles as of December 28, 2019 were as follows, excluding intangibles that were fully amortized as of December 29, 2018:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$363,142	$(245,902)	$117,240
Agreements and relationships	146,395	(112,565)	33,830
Tradenames, trademarks and patents	7,600	(5,795)	1,805
Total acquired intangibles with definite lives	517,137	(364,262)	152,875
In-process technology	19,500	—	19,500
Total acquired intangibles	$536,637	$(364,262)	$172,375

In-process technology as of December 28, 2019 consisted of acquired projects that, if completed, will contribute to Cadence’s design IP offerings. As of December 28, 2019, these projects were expected to be completed in approximately three months. During fiscal 2019, Cadence completed certain projects previously included in in-process technology and transferred $52.0 million to existing technology.

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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2019, 2018 and 2017, by consolidated income statement caption, was as follows:

	2019	2018	2017
	(In thousands)
Cost of product and maintenance	$40,951	$39,247	$41,781
Amortization of acquired intangibles	12,128	14,086	14,716
Total amortization of acquired intangibles	$53,079	$53,333	$56,497

As of December 28, 2019, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2020	$49,419
2021	44,758
2022	26,453
2023	13,967
2024	12,618
Thereafter	5,660
Total estimated amortization expense	$152,875

NOTE 11. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2019, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 4.0 million. As of December 28, 2019, the total number of shares available for future issuance under the Omnibus Plan was 9.4 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a period of three years to four years. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of December 28, 2019, the total number of shares available for future issuance under the Directors Plan was 0.5 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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

Stock-Based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(In thousands)
Stock options	$6,806	$5,581	$5,417
Restricted stock	164,078	153,348	117,797
ESPP	10,663	8,786	6,809
Total stock-based compensation expense	$181,547	$167,715	$130,023

Income tax benefit	$30,118	$32,830	$36,664

Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2019, 2018 and 2017 as follows:

	2019	2018	2017
	(In thousands)
Cost of product and maintenance	$2,759	$2,631	$2,218
Cost of services	3,510	3,714	3,232
Marketing and sales	39,088	34,665	26,838
Research and development	114,656	104,353	77,222
General and administrative	21,534	22,352	20,513
Total stock-based compensation expense	$181,547	$167,715	$130,023

Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Dividend yield	None	None	None
Expected volatility	24.4%	24.3%	21.2%
Risk-free interest rate	2.47%	2.54%	2.01%
Expected term (in years)	4.8	4.8	4.8
Weighted-average fair value of options granted	$14.58	$10.24	$6.86

A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2019 is presented below:

		Weighted- Average	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 29, 2018	5,414	$20.51
Granted	595	56.57
Exercised	(1,076)	13.52
Forfeited	—	—
Options outstanding as of December 28, 2019	4,933	$26.38	3.4	$216,599
Options vested as of December 28, 2019	3,772	$21.00	2.8	$185,923

Cadence had total unrecognized compensation expense related to stock option grants of $12.7 million as of December 28, 2019, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.3 years.
The total intrinsic value of and cash received from options exercised during fiscal 2019, 2018 and 2017 was:

	2019	2018	2017
	(In thousands)
Intrinsic value of options exercised	$51,625	$31,109	$45,643
Cash received from options exercised	14,553	11,748	22,255

Restricted Stock
Generally, restricted stock, which includes restricted stock awards and restricted stock units, vests over three years to four years and is subject to the employee’s continuing service to Cadence. Stock-based compensation expense is recognized ratably over the vesting term. The vesting of certain restricted stock grants is subject to attainment of specified performance criteria. Each fiscal quarter, Cadence estimates the probability of the achievement of these performance goals and recognizes any related stock-based compensation expense using the graded-vesting method. The amount of stock-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.
Certain long-term, market-based performance stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Stock-based compensation expense is recognized straight-line over the vesting term. If the market-based performance conditions are not ultimately met, compensation expense previously recognized is not reversed. As of December 28, 2019, Cadence had 2.2 million shares of unvested long-term, market-based performance stock awards outstanding.
Stock-based compensation expense related to performance-based and market-based performance restricted stock grants for fiscal 2019, 2018 and 2017 was as follows:

	2019	2018	2017
	(In thousands)
Stock-based compensation expense related to performance-based restricted stock	$12,640	$12,868	$8,224
Stock-based compensation expense related to market-based performance stock awards	7,019	2,300	1,979

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2019 is presented below:

		Weighted- Average Grant Date	Weighted- Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of December 29, 2018	9,702	$32.67
Granted	4,028	53.11
Vested	(4,799)	31.75
Forfeited	(538)	39.66
Unvested shares as of December 28, 2019	8,393	$42.55	1.1	$589,937

Cadence had total unrecognized compensation expense related to restricted stock grants of $287.7 million as of December 28, 2019, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2019, 2018 and 2017 was:

	2019	2018	2017
	(In thousands)
Fair value of restricted stock realized upon vesting	$298,320	$232,099	$174,548

Employee Stock Purchase Plan
Cadence provides an ESPP, as amended from time to time. A majority of Cadence employees are eligible to participate in the ESPP. Under the terms of the ESPP, for the offering period that commenced August 1, 2018, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 10% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $10,000. Each offering period has a duration of six months beginning on either February 1 or August 1. The purchase dates fall on the last days of the six-month offering periods. Under the ESPP and through the July 31, 2018 purchase date, participating employees could contribute up to 7% of their annual base earnings plus bonuses and commissions, subject to a limit in any calendar year of $8,000. As of December 28, 2019, the total number of shares available for future issuance under the ESPP was 6.0 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Dividend yield	None	None	None
Expected volatility	27.9%	21.1%	20.4%
Risk-free interest rate	2.23%	2.05%	0.92%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of options granted	$14.37	$9.24	$6.64

Shares of common stock issued under the ESPP for fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	988	892	1,270
Cash received for the purchase of shares under the ESPP	$38,290	$29,160	$26,709
Weighted-average purchase price per share	$38.74	$32.69	$21.04

Reserved for Future Issuance
As of December 28, 2019, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	15,898
Employee stock purchase plans	6,039
Directors stock plans*	905
Total	22,842
_____________
*Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.
NOTE 12. STOCK REPURCHASE PROGRAMS
At the end of fiscal 2018, approximately $175 million remained available under Cadence’s previously announced authorization to repurchase shares of its common stock. In February 2019, Cadence’s Board of Directors authorized the repurchase of an additional $500 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 28, 2019, approximately $369 million remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(In thousands)
Shares repurchased	4,841	5,934	2,495
Total cost of repurchased shares	$306,148	$250,059	$100,025

NOTE 13. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated and charges related to abandoned assets. During the fourth quarter of fiscal 2019, Cadence initiated a restructuring plan (the “2019 Restructuring Plan”) and recorded restructuring and other charges of $9.9 million related to severance payments and termination benefits. As of December 28, 2019, total liabilities related to the 2019 Restructuring Plan were $9.1 million.
Cadence has also initiated restructuring plans in prior years, including both fiscal 2018 and fiscal 2017 (the “prior restructuring plans”). During fiscal 2019, Cadence revised certain estimates made in connection with the prior restructuring plans and recorded credits of $1.3 million. As of December 28, 2019, total liabilities related to the prior restructuring plans were $0.5 million.

The following table presents activity for Cadence’s restructuring plans during fiscal 2019, 2018 and 2017:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 31, 2016	$24,402	$58	$24,460
Restructuring and other charges, net	9,027	379	9,406
Cash payments	(20,170)	(186)	(20,356)
Effect of foreign currency translation	276	(2)	274
Balance, December 30, 2017	$13,535	$249	$13,784
Restructuring and other charges, net	10,268	821	11,089
Cash payments	(12,688)	(192)	(12,880)
Effect of foreign currency translation	61	(30)	31
Balance, December 29, 2018	$11,176	$848	$12,024
Restructuring and other charges (credits), net	8,649	(28)	8,621
Cash payments	(10,714)	(420)	(11,134)
Effect of foreign currency translation	118	9	127
Balance, December 28, 2019	$9,229	$409	$9,638

The remaining liability for Cadence’s restructuring plans is recorded in the consolidated balance sheet as follows:

As of
December 28, 2019
(In thousands)
Accounts payable and accrued liabilities	$9,520
Other long-term liabilities	118
Total liabilities	$9,638

All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet as of December 28, 2019. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
NOTE 14. OTHER INCOME, NET
Cadence’s other income, net, for fiscal 2019, 2018 and 2017 was as follows:

	2019	2018	2017
	(In thousands)
Interest income	$9,509	$8,070	$3,879
Gains (losses) on marketable equity investments	713	(551)	520
Gains (losses) on non-marketable equity investments	(4,802)	3,300	8,934
Gains (losses) on securities in NQDC trust	5,402	(1,471)	6,145
Losses on foreign exchange	(4,111)	(5,557)	(2,920)
Other income (loss), net	(710)	(471)	197
Total other income, net	$6,001	$3,320	$16,755

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
The calculations for basic and diluted net income per share for fiscal 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(In thousands, except per share amounts)
Net income	$988,979	$345,777	$204,101
Weighted-average common shares used to calculate basic net income per share	273,239	273,729	272,097
Stock-based awards	7,276	7,415	8,124
Weighted-average common shares used to calculate diluted net income per share	280,515	281,144	280,221
Net income per share – basic	$3.62	$1.26	$0.75
Net income per share – diluted	$3.53	$1.23	$0.73

The following table presents shares of Cadence’s common stock outstanding for fiscal 2019, 2018 and 2017 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2019	2018	2017
	(In thousands)
Long-term market-based awards	1,097	50	152
Options to purchase shares of common stock	359	637	303
Non-vested shares of restricted stock	727	290	77
Total potential common shares excluded	2,183	977	532

NOTE 16. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of December 28, 2019 and December 29, 2018 is as follows:

	As of
	December 28, 2019	December 29, 2018
	(In thousands)
Inventories:
Raw materials	$36,637	$16,392
Finished goods	19,165	11,770
Inventories	$55,802	$28,162

Property, plant and equipment:
Computer equipment and related software	$554,874	$574,333
Buildings	126,795	126,927
Land	55,820	55,802
Leasehold, building and land improvements	106,456	108,529
Furniture and fixtures	23,425	27,087
Equipment	38,955	52,088
In-process capital assets	4,706	6,357
Total cost	911,031	951,123
Less: Accumulated depreciation and amortization	(635,176)	(698,493)
Property, plant and equipment, net	$275,855	$252,630

Other assets:
Non-marketable investments	$138,212	$118,734
ROU lease assets*	100,343	—
Other long-term assets	106,874	103,575
Other assets	$345,429	$222,309

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$200,163	$192,887
Other accrued operating liabilities	116,745	63,639
Accounts payable and accrued liabilities	$316,908	$256,526

Other long-term liabilities:
Operating lease liabilities*	$84,782	$—
Other accrued liabilities	77,739	77,262
Other long-term liabilities	$162,521	$77,262

_____________
* Cadence adopted Topic 842, the new accounting standard for leasing arrangements on December 30, 2018, the first day of fiscal 2019. For additional information regarding Cadence’s leases, see Note 7 in the notes to consolidated financial statements.

NOTE 17. FAIR VALUE
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
The valuation techniques used to determine the fair value of Cadence’s 2024 Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 3 in the notes to consolidated financial statements.
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2019.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 28, 2019 and December 29, 2018:

	Fair Value Measurements as of December 28, 2019:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$445,942	$445,942	$—	$—
Marketable equity securities	4,600	4,600	—	—
Securities held in NQDC trust	34,096	34,096	—	—
Foreign currency exchange contracts	3,557	—	3,557	—
Total Assets	$488,195	$484,638	$3,557	$—

As of December 28, 2019, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 29, 2018:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$327,841	$327,841	$—	$—
Marketable equity securities	3,887	3,887	—	—
Securities held in NQDC trust	27,767	27,767	—	—
Foreign currency exchange contracts	101	—	101	—
Total Assets	$359,596	$359,495	$101	$—

As of December 29, 2018, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

NOTE 18. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Cadence had purchase obligations of $42.7 million as of December 28, 2019 that were associated with agreements or commitments for purchases of goods or services.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2019, 2018 or 2017.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2019, 2018 or 2017.
NOTE 19. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(In thousands)
Contributions to defined contribution plans	$25,269	$25,731	$26,010

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

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of December 28, 2019, and December 29, 2018:

	As of
	December 28, 2019	December 29, 2018
	(In thousands)
Foreign currency translation loss	$(29,503)	$(20,861)
Changes in defined benefit plan liabilities	(7,423)	(3,919)
Total accumulated other comprehensive loss	$(36,926)	$(24,780)

For fiscal 2019, 2018 and 2017, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.
NOTE 21. SEGMENT REPORTING
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
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Property, plant and equipment assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for fiscal 2019, 2018 and 2017:

	2019	2018	2017
	(In thousands)
Americas:
United States	$982,380	$924,644	$829,436
Other Americas	43,473	32,531	35,067
Total Americas	1,025,853	957,175	864,503
Asia:
China	241,474	210,194	173,107
Other Asia	459,028	395,221	353,094
Total Asia	700,502	605,415	526,201
Europe, Middle East and Africa	433,314	406,877	385,705
Japan	176,650	168,555	166,623
Total	$2,336,319	$2,138,022	$1,943,032

The following table presents a summary of property, plant and equipment assets by geography as of December 28, 2019, December 29, 2018 and December 30, 2017:

	As of
	December 28, 2019	December 29, 2018	December 30, 2017
	(In thousands)
Americas:
United States	$220,023	$200,025	$198,744
Other Americas	728	475	611
Total Americas	220,751	200,500	199,355
Asia:
China	15,729	9,608	3,005
Other Asia	27,890	30,021	34,673
Total Asia	43,619	39,629	37,678
Europe, Middle East and Africa	10,474	11,784	13,615
Japan	1,011	717	694
Total	$275,855	$252,630	$251,342

NOTE 22. SUBSEQUENT EVENT
On January 15, 2020, Cadence acquired all of the outstanding equity of AWR Corporation (“AWR”). On February 6, 2020, Cadence also acquired all of the outstanding equity of Integrand Software, Inc. (“Integrand”). These acquisitions enhance Cadence’s technology portfolio to address growing RF/microwave design activity, driven by expanding use of 5G communications. The aggregate cash consideration for these acquisitions of approximately $195 million will be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence will also make payments to certain employees over a period of up to three years, subject to continued employment and other performance-based conditions. Cadence expects to complete the initial accounting for its acquisition of AWR and Integrand during the first quarter of fiscal 2020.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
3.01	The Registrant's Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.	10-Q	000-15867	3.01	7/22/2019
3.02	The Registrant’s Amended and Restated Bylaws, effective as of February 5, 2020.	8-K	000-15867	3.01	2/11/2020
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
4.04	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.01*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008 under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.11*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011

10.12*	Form of Incentive Stock Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-232761	99.01	7/23/2019
10.16*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.02	5/7/2014
10.17*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.03	5/7/2014
10.18*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.19*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.20*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.21*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.22*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018
10.23*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.24*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.25*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.10	2/26/2008
10.26*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.					X
10.27*	The Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.28*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016
10.29*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.30	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.31	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.32	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan.	S-8	333-194102	99.01	2/24/2014
10.33*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016

10.34*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.35*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.36*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.37*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.38*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.39*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.40*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.41*	Employment Agreement, effective as of March 16, 2015, between the Registrant and Anirudh Devgan.	10-Q	000-15867	10.01	4/27/2015
10.42*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.	10-K	000-15867	10.49	2/18/2016
10.43*	Offer Letter, dated January 12, 2017, between the Registrant and Surendra Babu Mandava.	10-K	000-15867	10.51	2/10/2017
10.44*	First Amendment to Employment Agreement, effective November 16, 2017, between the Registrant and Anirudh Devgan.	8-K	000-15867	10.01	11/17/2017
10.45	Credit Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/1/2017
10.46*	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.	10-Q	000-15867	10.01	4/25/2018
10.47*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
21.01	Subsidiaries of the Registrant.					X
23.01	Independent Registered Public Accounting Firm’s Consent.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2019 is formatted in iXBRL.

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director
Dated:	February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	DATE:	February 24, 2020
Lip-Bu Tan
Chief Executive Officer and Director

/s/ John M. Wall	DATE:	February 24, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Dr. John B. Shoven	February 24, 2020
Dr. John B. Shoven, Chairman of the Board of Directors

/s/	Mark W. Adams	February 24, 2020
Mark W. Adams, Director

/s/	Susan L. Bostrom	February 24, 2020
Susan L. Bostrom, Director

/s/	Dr. James D. Plummer	February 24, 2020
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 24, 2020
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Roger S. Siboni	February 24, 2020
Roger S. Siboni, Director

/s/	Young K. Sohn	February 24, 2020
Young K. Sohn, Director

/s/	Mary Agnes Wilderotter	February 24, 2020
Mary Agnes Wilderotter, Director