Form 10-Q
period 2020-03-28
CADENCE DESIGN SYSTEMS INC
filed 2020-04-20
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
On March 28, 2020, approximately 279,187,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$946,285	$705,210
Receivables, net	284,093	304,546
Inventories	60,575	55,802
Prepaid expenses and other	108,554	103,785
Total current assets	1,399,507	1,169,343
Property, plant and equipment, net	281,207	275,855
Goodwill	778,992	661,856
Acquired intangibles, net	258,617	172,375
Deferred taxes	699,194	732,367
Other assets	350,456	345,429
Total assets	$3,767,973	$3,357,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$350,000	$—
Accounts payable and accrued liabilities	236,813	316,908
Current portion of deferred revenue	425,616	355,483
Total current liabilities	1,012,429	672,391
Long-term liabilities:
Long-term portion of deferred revenue	95,503	73,400
Long-term debt	346,205	346,019
Other long-term liabilities	155,842	162,521
Total long-term liabilities	597,550	581,940
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	2,099,425	2,046,237
Treasury stock, at cost	(1,778,533)	(1,668,105)
Retained earnings	1,883,677	1,761,688
Accumulated other comprehensive loss	(46,575)	(36,926)
Total stockholders’ equity	2,157,994	2,102,894
Total liabilities and stockholders’ equity	$3,767,973	$3,357,225

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenue:
Product and maintenance	$581,699	$543,518
Services	36,258	33,224
Total revenue	617,957	576,742
Costs and expenses:
Cost of product and maintenance	55,446	50,522
Cost of services	19,017	20,063
Marketing and sales	125,744	116,830
Research and development	241,668	228,210
General and administrative	33,592	30,102
Amortization of acquired intangibles	4,206	3,308
Restructuring and other credits	(1,067)	(689)
Total costs and expenses	478,606	448,346
Income from operations	139,351	128,396
Interest expense	(4,637)	(5,391)
Other income (expense), net	(4,534)	5,241
Income before provision for income taxes	130,180	128,246
Provision for income taxes	6,192	7,691
Net income	$123,988	$120,555
Net income per share – basic	$0.45	$0.44
Net income per share – diluted	$0.44	$0.43
Weighted average common shares outstanding – basic	273,476	273,066
Weighted average common shares outstanding – diluted	279,265	280,615

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$123,988	$120,555
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(9,618)	1,223
Changes in defined benefit plan liabilities	(31)	(2,518)
Total other comprehensive loss, net of tax effects	(9,649)	(1,295)
Comprehensive income	$114,339	$119,260

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 28, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment (Note 1)	—	—	—	(1,999)	—	$(1,999)
Net income	—	—	—	123,988	—	$123,988
Other comprehensive loss, net of taxes	—	—	—	—	(9,649)	$(9,649)
Purchase of treasury stock	(1,488)	—	(100,022)	—	—	$(100,022)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,284	10,877	22,951	—	—	$33,828
Stock received for payment of employee taxes on vesting of restricted stock	(464)	(4,171)	(33,357)	—	—	$(37,528)
Stock-based compensation expense	—	46,482	—	—	—	$46,482
Balance, March 28, 2020	279,187	$2,099,425	$(1,778,533)	$1,883,677	$(46,575)	$2,157,994

	Three Months Ended March 30, 2019
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	120,555	—	$120,555
Other comprehensive loss, net of taxes	—	—	—	—	(1,295)	$(1,295)
Purchase of treasury stock	(1,529)	—	(81,114)	—	—	$(81,114)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,075	(29,746)	59,605	—	—	$29,859
Stock received for payment of employee taxes on vesting of restricted stock	(531)	(3,736)	(29,086)	—	—	$(32,822)
Stock-based compensation expense	—	42,253	—	—	—	$42,253
Balance, March 30, 2019	281,030	$1,944,895	$(1,446,247)	$893,264	$(26,075)	$1,365,837

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash and cash equivalents at beginning of period	$705,210	$533,298
Cash flows from operating activities:
Net income	123,988	120,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,321	29,740
Amortization of debt discount and fees	254	247
Stock-based compensation	46,482	42,253
(Gain) loss on investments, net	3,215	(2,646)
Deferred income taxes	3,904	(4,966)
Recoveries on receivables	(77)	(183)
ROU asset amortization and change in operating lease liabilities	706	1,341
Other non-cash items	183	122
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	26,475	35,681
Inventories	(5,260)	(10,618)
Prepaid expenses and other	(4,964)	15,618
Other assets	(8,344)	4,559
Accounts payable and accrued liabilities	(84,839)	(41,261)
Deferred revenue	86,914	(4,451)
Other long-term liabilities	(4,239)	(577)
Net cash provided by operating activities	217,719	185,414
Cash flows from investing activities:
Purchases of non-marketable investments	—	(33,664)
Proceeds from the sale of non-marketable investments	—	2,952
Purchases of property, plant and equipment	(22,179)	(15,275)
Cash paid in business combinations, net of cash acquired	(193,820)	—
Net cash used for investing activities	(215,999)	(45,987)
Cash flows from financing activities:
Proceeds from revolving credit facility	350,000	50,000
Payment on revolving credit facility	—	(100,000)
Proceeds from issuance of common stock	33,312	29,858
Stock received for payment of employee taxes on vesting of restricted stock	(37,528)	(32,822)
Payments for repurchases of common stock	(100,022)	(81,114)
Net cash provided by (used for) financing activities	245,762	(134,078)
Effect of exchange rate changes on cash and cash equivalents	(6,407)	251
Increase in cash and cash equivalents	241,075	5,600
Cash and cash equivalents at end of period	$946,285	$538,898

Supplemental cash flow information:
Cash paid for interest	$134	$1,324
Cash paid for taxes, net	9,269	6,892

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 20, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which required the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. Cadence adopted the new standard on December 29, 2019, the first day of fiscal 2020, and recorded a cumulative-effect adjustment to decrease retained earnings in the amount of $2.0 million for expected credit losses on financial assets at the adoption date. The adoption of this standard required Cadence to modify its existing process for establishing credit losses on trade receivables, including receivables derived from leasing arrangements for its emulation and prototyping hardware.
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. Cadence adopted the new standard on December 29, 2019, the first day of fiscal 2020. The new standard did not have an impact on Cadence’s condensed consolidated financial statements and related disclosures.
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. Cadence adopted the new standard on December 29, 2019, the first day of fiscal 2020. The new standard did not have a material impact on Cadence’s condensed consolidated financial statements and related disclosures.

Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” which clarifies the accounting for implementation costs in cloud computing arrangements. The new standard aligns the treatment of implementation costs incurred by customers in cloud computing arrangements that are service contracts with the treatment of similar costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the condensed consolidated balance sheet as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the condensed consolidated income statement as the related fees of the arrangement. Cadence adopted the new standard on December 29, 2019, the first day of fiscal 2020. The new standard did not have a material impact on Cadence’s condensed consolidated financial statements and related disclosures.
New Accounting Standards Not Yet Adopted
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Cadence is currently evaluating the impacts of the provisions of this standard on its financial condition, results of operations and cash flows.
NOTE 2. DEBT
Cadence’s outstanding debt as of March 28, 2020 and December 28, 2019 was as follows:

	March 28, 2020			December 28, 2019
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$350,000	$—	$350,000	$—	$—	$—
2024 Notes	350,000	(3,795)	346,205	350,000	(3,981)	346,019
Total outstanding debt	$700,000	$(3,795)	$696,205	$350,000	$(3,981)	$346,019

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
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.250% and 1.875% per annum or at the base rate plus a margin between 0.250% and 0.875% per annum. As of March 28, 2020, the interest rate on Cadence’s revolving credit facility was 2.05%. Interest is payable quarterly. A commitment fee ranging from 0.15% to 0.30% is assessed on the daily average undrawn portion of revolving commitments.
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of March 28, 2020, Cadence was in compliance with all financial covenants associated with the revolving credit facility.

2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $340.2 million as of March 28, 2020.
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
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 28, 2020 and December 28, 2019 were as follows:

	As of
	March 28, 2020	December 28, 2019
	(In thousands)
Accounts receivable	$193,606	$179,250
Unbilled accounts receivable	93,502	126,165
Long-term receivables	2,380	3,082
Total receivables	289,488	308,497
Less allowance for doubtful accounts	(3,015)	(869)
Total receivables, net	$286,473	$307,628

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 28, 2020 and December 28, 2019, no customer accounted for 10% of Cadence’s total receivables.
NOTE 4. REVENUE
Cadence combines its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
Custom IC Design and Simulation	25%	25%
Digital IC Design and Signoff	29%	30%
Functional Verification, including Emulation and Prototyping Hardware*	23%	24%
IP	14%	12%
System Interconnect and Analysis	9%	9%
Total	100%	100%

_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.

Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products.
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
The accounting for contracts with multiple performance obligations requires the contract’s transaction price to be allocated to each distinct performance obligation based on relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation because Cadence rarely licenses or sells products on a standalone basis. In instances where the SSP is not directly observable because Cadence does not sell the license, product or service separately, Cadence determines the SSP using information that maximizes the use of observable inputs and may include market conditions. Cadence typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, Cadence may use information such as the size of the customer and geographic region of the customer in determining the SSP.
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

Cadence’s contract balances as of March 28, 2020 and December 28, 2019 were as follows:

	As of
	March 28, 2020	December 28, 2019
	(In thousands)
Contract assets	$15,985	$10,209
Deferred revenue	521,119	428,883

Cadence recognized revenue of $153.5 million during the three months ended March 28, 2020, and $157.9 million during the three months ended March 30, 2019, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.7 billion as of March 28, 2020, which includes $189.0 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of March 28, 2020, Cadence expected to recognize approximately 55% of the revenue included in the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $9.5 million during the three months ended March 28, 2020, and $8.5 million during the three months ended March 30, 2019, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 5. ACQUISITIONS
On January 15, 2020, Cadence acquired all of the outstanding equity of AWR Corporation (“AWR”). On February 6, 2020, Cadence also acquired all of the outstanding equity of Integrand Software, Inc. (“Integrand”). These acquisitions enhance Cadence’s technology portfolio to address growing RF/microwave design activity, driven by expanding use of 5G communications. The aggregate cash consideration for these acquisitions was approximately $195 million, after taking into account cash acquired of $1.5 million. The remaining merger consideration payable as of March 28, 2020 was approximately $1.0 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. With its acquisition of AWR and Integrand, Cadence recorded $101.3 million of definite-lived intangible assets, $119.1 million of goodwill and $25.5 million of net liabilities, consisting primarily of deferred tax liabilities, assumed deferred revenue and trade accounts receivable. The weighted-average amortization period for definite-lived intangible assets acquired is approximately 8.9 years. The recorded goodwill is primarily related to the acquired assembled workforce and expected synergies from combining operations of the acquired companies with Cadence. None of the goodwill related to the acquisitions of AWR and Integrand will be deductible for tax purposes. Cadence will also make payments to certain employees, subject to continued employment and other performance-based conditions, through the first quarter of fiscal 2023.
During the three months ended March 28, 2020, and the three months ended March 30, 2019, transaction costs associated with acquisitions were not material and were expensed as incurred.

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 28, 2020 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2019	$661,856
Goodwill resulting from acquisitions	119,085
Effect of foreign currency translation	(1,949)
Balance as of March 28, 2020	$778,992
Acquired Intangibles, Net
Acquired intangibles as of March 28, 2020 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$350,238	$(196,159)	$154,079
Agreements and relationships	179,985	(99,581)	80,404
Tradenames, trademarks and patents	10,590	(5,956)	4,634
Total acquired intangibles with definite lives	540,813	(301,696)	239,117
In-process technology	19,500	—	19,500
Total acquired intangibles	$560,313	$(301,696)	$258,617

In-process technology as of March 28, 2020 consisted of acquired projects that, if completed, will contribute to Cadence’s design IP offerings. As of March 28, 2020, these projects were expected to be completed during the second quarter of fiscal 2020. During the three months ended March 28, 2020, there were no transfers from in-process technology to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three months ended March 28, 2020 and March 30, 2019 was as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Cost of product and maintenance	$10,860	$9,854
Amortization of acquired intangibles	4,206	3,308
Total amortization of acquired intangibles	$15,066	$13,162

Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2020 - remaining period	$46,690
2021	57,598
2022	39,292
2023	23,762
2024	22,299
Thereafter	49,476
Total estimated amortization expense	$239,117

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended March 28, 2020 and March 30, 2019 as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Cost of product and maintenance	$691	$681
Cost of services	880	866
Marketing and sales	10,011	9,106
Research and development	29,346	26,898
General and administrative	5,554	4,702
Total stock-based compensation expense	$46,482	$42,253

Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $291.7 million as of March 28, 2020, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.2 years.

NOTE 8. STOCK REPURCHASE PROGRAM
In February 2019, Cadence’s Board of Directors authorized the repurchase of $500 million of Cadence common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 28, 2020, approximately $269 million remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Shares repurchased	1,488	1,529
Total cost of repurchased shares	$100,022	$81,114

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated and charges related to abandoned assets. During the three months ended March 28, 2020, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $1.1 million.
The following table presents activity relating to Cadence’s restructuring plans during the three months ended March 28, 2020:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 28, 2019	$9,229	$409	$9,638
Restructuring and other credits	(1,032)	(35)	(1,067)
Cash payments	(4,872)	(56)	(4,928)
Effect of foreign currency translation	(83)	(3)	(86)
Balance, March 28, 2020	$3,242	$315	$3,557

The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
March 28, 2020
(In thousands)
Accounts payable and accrued liabilities	$3,479
Other long-term liabilities	78
Total restructuring liabilities	$3,557

All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheet as of March 28, 2020. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.

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
The calculations for basic and diluted net income per share for the three months ended March 28, 2020 and March 30, 2019 are as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands, except per share amounts)
Net income	$123,988	$120,555
Weighted average common shares used to calculate basic net income per share	273,476	273,066
Stock-based awards	5,789	7,549
Weighted average common shares used to calculate diluted net income per share	279,265	280,615
Net income per share - basic	$0.45	$0.44
Net income per share - diluted	$0.44	$0.43

The following table presents shares of Cadence’s common stock outstanding for the three months ended March 28, 2020 and March 30, 2019 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Long-term performance-based stock awards	1,386	228
Options to purchase shares of common stock	245	242
Non-vested shares of restricted stock	199	122
Total potential common shares excluded	1,830	592

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 28, 2020.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 28, 2020 and December 28, 2019:

	Fair Value Measurements as of March 28, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$515,681	$515,681	$—	$—
Marketable equity securities	3,870	3,870	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	29,059	29,059	—	—
Total Assets	$548,610	$548,610	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$2,286	$—	$2,286	$—
Total Liabilities	$2,286	$—	$2,286	$—

	Fair Value Measurements as of December 28, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$445,942	$445,942	$—	$—
Marketable equity securities	4,600	4,600	—	—
Securities held in NQDC trust	34,096	34,096	—	—
Foreign currency exchange contracts	3,557	—	3,557	—
Total Assets	$488,195	$484,638	$3,557	$—

As of December 28, 2019, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

Level 1 Measurements
Cadence’s cash equivalents held in money market funds, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.
Level 2 Measurements
The valuation techniques used to determine the fair value of Cadence’s foreign currency forward exchange contracts and 2024 Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Level 3 Measurements
Cadence acquired intangible assets of $101.3 million during the first quarter of fiscal 2020 with its acquisition of AWR and Integrand. The fair value of the definite-lived intangible assets acquired was determined using variations of the income approach and level 3 inputs. Key assumptions include the level and timing of expected future cash flows, the level of customer demand and industry outlook for Electronic Design Automation (“EDA”) solutions, discount rates and the economy in general. The fair value of these intangible assets was affected most significantly by the projected income associated with the identified intangible assets and the anticipated timing of the projected income, but was also impacted by the discount rate used to adjust the outcomes to their present values. Cadence used discount rates ranging from 9.0% to 12.5% to value the definite-lived intangible assets acquired during the first quarter of fiscal 2020. The weighted-average discount rate used to value intangible assets was 10.3%.

Cadence also assumed obligations related to deferred revenue of $6.9 million during the first quarter of fiscal 2020 with its acquisition of AWR. The fair value of these obligations was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit. Cadence assumed a 25% profit margin when valuing these liabilities, which were then adjusted to present value using a discount rate of 4.75%. The resulting fair value using this approach approximates the amount that AWR would be required to pay a third party to assume the obligation. The fair value of the deferred revenue obligations assumed was affected most significantly by the estimated costs required to support the obligation, but was also affected by the assumed profit and the discount rate.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of its hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 28, 2020 and March 30, 2019.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended March 28, 2020 and March 30, 2019.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of March 28, 2020 and December 28, 2019:

	As of
	March 28, 2020	December 28, 2019
	(In thousands)
Foreign currency translation loss	$(39,121)	$(29,503)
Changes in defined benefit plan liabilities	(7,454)	(7,423)
Total accumulated other comprehensive loss	$(46,575)	$(36,926)

For the three months ended March 28, 2020 and March 30, 2019 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
The following table presents a summary of revenue by geography for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Americas:
United States	$258,488	$243,248
Other Americas	8,837	8,406
Total Americas	267,325	251,654
Asia:
China	83,799	58,976
Other Asia	109,599	111,348
Total Asia	193,398	170,324
Europe, Middle East and Africa	115,720	103,462
Japan	41,514	51,302
Total	$617,957	$576,742

The following table presents a summary of long-lived assets by geography as of March 28, 2020 and December 28, 2019:

	As of
	March 28, 2020	December 28, 2019
	(In thousands)
Americas:
United States	$227,969	$220,023
Other Americas	596	728
Total Americas	228,565	220,751
Asia:
China	14,778	15,729
Other Asia	27,155	27,890
Total Asia	41,933	43,619
Europe, Middle East and Africa	9,719	10,474
Japan	990	1,011
Total	$281,207	$275,855

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Our strategy, which we call Intelligent System Design™, is to provide the technologies necessary for our electronic system and semiconductor customers to develop electronic products across a variety of vertical markets including consumer, hyperscale computing, mobile, communications, automotive, aerospace and defense, industrial and health segments. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA.
We combine our products into categories related to major design activities:

•	Custom IC Design and Simulation;

•	Digital IC Design and Signoff;

•	Functional Verification;

•	IP; and

•	System Interconnect and Analysis.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
During the first quarter of fiscal 2020, we completed acquisitions of AWR and Integrand. The aggregate cash consideration for these acquisitions of approximately $195 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. These acquisitions enhance our technology portfolio to address growing RF/microwave design activity, driven by expanding use of 5G communications. We expect these acquisitions will increase expenses, including amortization of acquired intangible assets, more than revenue during fiscal 2020.
We have identified certain items that management uses as performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are working remotely as of April 20, 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders and deliveries expected in the second quarter of fiscal 2020.
Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we currently expect that revenue for the second quarter of fiscal 2020 will be lower than initially anticipated at the beginning of fiscal 2020 as a result of logistical challenges related to fulfilling hardware and IP product orders (for which we recognize revenue up front rather than over time) due to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, customer facilities may not be available for us to install our hardware, and access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may continue to be disrupted due to the shelter-in-place orders.
We currently believe these disruptions are temporary logistical challenges, and that some hardware and IP revenue originally expected to be recognized in the second quarter of fiscal 2020 will be recognized in the second half of fiscal 2020 if the pandemic is contained and shelter-in-place orders are lifted. However, our business may continue to be adversely impacted as a result of the pandemic’s global economic impact. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
In addition, during the first quarter of fiscal 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity in light of global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. We expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of April 20, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
New Accounting Standards Not Yet Adopted
For additional information about the adoption of new accounting standards, see Note 1 in the notes to condensed consolidated financial statements.

Results of Operations
Financial results for the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, reflect the following:

•	increased product and maintenance revenue resulting from growth in software and IP, particularly in China and the United States;

•	increased selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and

•	continued investment in research and development activities focused on creating and enhancing our products.
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2019 was a 52-week fiscal year. Fiscal 2020 will be a 53-week fiscal year, with an additional week in our fourth quarter of 2020.
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
We expect that between 85% and 90% of our revenue will be characterized as recurring revenue during fiscal 2020. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements.
The remainder of our revenue is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue may be impacted by delivery of hardware and IP products to our customers in any single fiscal period.
Revenue by Period
The following table shows our revenue for the three months ended March 28, 2020 and March 30, 2019 and the change in revenue between periods:

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$581.7	$543.5	$38.2	7%
Services	36.3	33.2	3.1	9%
Total revenue	$618.0	$576.7	$41.3	7%
Product and maintenance revenue increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for AI, 5G networks, aerospace and defense, automotive, cloud data center and other market segments. This demand has resulted in revenue growth in each of our five product categories. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three months ended March 28, 2020 or March 30, 2019.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	March 28, 2020	December 28, 2019	September 28, 2019	June 29, 2019	March 30, 2019
Custom IC Design and Simulation	25%	25%	26%	26%	25%
Digital IC Design and Signoff	29%	29%	30%	31%	30%
Functional Verification, including Emulation and Prototyping Hardware	23%	24%	20%	22%	24%
IP	14%	13%	15%	11%	12%
System Interconnect and Analysis	9%	9%	9%	10%	9%
Total	100%	100%	100%	100%	100%
Revenue by product category fluctuates from period to period based on demand for our products and services and our available resources to deliver and support them. Certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product categories based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	Amount	Percentage
	(In millions, except percentages)
United States	$258.5	$243.2	$15.3	6%
Other Americas	8.9	8.4	0.5	6%
China	83.8	59.0	24.8	42%
Other Asia	109.6	111.3	(1.7)	(2)%
Europe, Middle East and Africa	115.7	103.5	12.2	12%
Japan	41.5	51.3	(9.8)	(19)%
Total revenue	$618.0	$576.7	$41.3	7%
Revenue in China increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, due to an increase in revenue for IP and hardware offerings. Beginning in the second quarter of fiscal 2019, we were not able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of certain customers to the “Entity List.” We expect these restrictions will continue to impact revenue from certain customers in China during fiscal 2020. Revenue in Japan decreased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, due to the timing of hardware installations.
For the primary factors contributing to the increase in revenue for other geographies during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, see the general description under “Revenue by Period” above.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 28, 2020	March 30, 2019
United States	42%	43%
Other Americas	1%	1%
China	13%	10%
Other Asia	18%	19%
Europe, Middle East and Africa	19%	18%
Japan	7%	9%
Total	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$55.4	$50.5	$4.9	10%
Cost of services	19.0	20.1	(1.1)	(5)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$44.5	$40.6	$3.9	10%
Amortization of acquired intangibles	10.9	9.9	1.0	10%
Total cost of product and maintenance	$55.4	$50.5	$4.9	10%
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

The changes in product and maintenance-related costs for the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$3.5
Other items	0.4
Total change in product and maintenance-related costs	$3.9
Costs of emulation and prototyping increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, primarily due to increased reserves for inventory and the mix of products generating revenue.
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
Our operating expenses for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended		Change
	March 28, 2020	March 30, 2019	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$125.7	$116.8	$8.9	8%
Research and development	241.7	228.2	13.5	6%
General and administrative	33.6	30.1	3.5	12%
Total operating expenses	$401.0	$375.1	$25.9	7%
Our operating expenses, as a percentage of total revenue, for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Marketing and sales	20%	20%
Research and development	39%	40%
General and administrative	5%	5%
Total operating expenses	64%	65%

Marketing and Sales
The increase in marketing and sales expense for the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$6.7
Facilities and other infrastructure costs	1.0
Stock-based compensation	0.9
Other items	0.3
Total change in marketing and sales expense	$8.9
Salary, benefits and other employee-related costs included in marketing and sales expense increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, primarily due to additional hiring. We expect marketing and sales expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019, due to additional headcount from hiring and acquisitions.
Research and Development
The increase in research and development expense for the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$11.2
Stock-based compensation	2.4
Depreciation	1.2
Professional services	(1.2)
Other items	(0.1)
Total change in research and development expense	$13.5
Costs included in research and development expense increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, primarily due to additional hiring. We expect research and development expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019, due to additional headcount from hiring and acquisitions.
General and Administrative
The increase in general and administrative expense for the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, was due to the following:

Change
Three Months Ended
(In millions)
Professional services	2.8
Other items	0.7
Total change in general and administrative expense	$3.5

Costs of professional services included in general and administrative expense increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, primarily due to consulting fees related to an internal realignment of our international operating structure, acquisition and integration-related costs.
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
During the three months ended March 28, 2020, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $1.1 million. For additional information about our restructuring plans, see Note 9 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions)
Contractual interest expense:
2024 Notes	3.8	3.8
Revolving credit facility	0.4	1.2
Amortization of debt discount:
2024 Notes	0.2	0.2
Other	0.2	0.2
Total interest expense	$4.6	$5.4
We expect interest expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019. For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In millions, except percentages)
Provision for income taxes	$6.2	$7.7
Effective tax rate	4.8%	6.0%
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020.  We are continuing to analyze the CARES Act, but the CARES Act did not have a material impact on our provision for income taxes for the three months ended March 28, 2020.
Our provision for income taxes for the three months ended March 28, 2020 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2020 income, partially offset by $18.3 million of tax benefit related to stock-based compensation that vested or was exercised during the period.
Our provision for income taxes for the three months ended March 30, 2019 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2019 income, partially offset by $14.4 million of tax benefit related to stock-based compensation that vested or was exercised during the period.

Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2020 effective tax rate will be approximately 14%. We expect that our quarterly effective tax rates will vary from our fiscal 2020 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”
Liquidity and Capital Resources

	As of
	March 28, 2020	December 28, 2019	Change
	(In millions)
Cash and cash equivalents	$946.3	$705.2	$241.1
Net working capital	387.1	497.0	(109.9)
Cash and Cash Equivalents
As of March 28, 2020, our principal sources of liquidity consisted of $946.3 million of cash and cash equivalents as compared to $705.2 million as of December 28, 2019.
During the first quarter of fiscal 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity in light of the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. This borrowing represents the full amount available under our revolving credit facility; however, we are entitled to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments. As of March 28, 2020, the interest rate on our revolving credit facility was 2.05%. In addition to borrowings under our revolving credit facility, our primary sources of cash and cash equivalents during the three months ended March 28, 2020 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the three months ended March 28, 2020 were payments related to employee salaries and benefits, operating expenses, cash paid in business combinations, repurchases of our common stock, payment of taxes on vesting of restricted stock held by employees, and purchases of property, plant and equipment.
Approximately 47% of our cash and cash equivalents were held by our foreign subsidiaries as of March 28, 2020. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of March 28, 2020, as compared to December 28, 2019, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
	(In millions)
Cash provided by operating activities	$217.7	$185.4	$32.3

Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
	(In millions)
Cash used for investing activities	$(216.0)	$(46.0)	$(170.0)
Cash used for investing activities increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, primarily due to payments in business combinations and an increase in purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Three Months Ended
	March 28, 2020	March 30, 2019	Change
	(In millions)
Cash provided by (used for) financing activities	$245.8	$(134.1)	$379.9
Cash flows from financing activities increased during the three months ended March 28, 2020, as compared to the three months ended March 30, 2019, primarily due to increased net borrowings under our revolving credit facility, partially offset by increases in repurchases of common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In February 2019, our Board of Directors authorized the repurchase of $500 million of our common stock. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 28, 2020, approximately $269 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of March 28, 2020, there were $350.0 million borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of March 28, 2020, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of March 28, 2020. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2020.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$140.1	0.91
British pound	87.0	0.78
Israeli shekel	61.5	3.45
Japanese yen	56.9	108.39
Swedish krona	35.6	9.66
Indian rupee	23.7	73.38
Chinese renminbi	14.5	7.03
Other	22.0	N/A
Total	$441.3
Estimated fair value	$(2.3)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of March 28, 2020.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of March 28, 2020, there were $350.0 million borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2020.
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
Based on their evaluation as of March 28, 2020, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 28, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are working remotely as of April 20, 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders and deliveries expected in the second quarter of fiscal 2020. The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, we currently expect that revenue for the second quarter of fiscal 2020 will be lower than initially anticipated at the beginning of fiscal 2020 as a result of logistical challenges related to fulfilling hardware and IP product orders (for which we recognize revenue up front rather than over time) due to our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, customer facilities may not be available for us to install our hardware, and access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may continue to be disrupted due to the shelter-in-place orders.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
In addition, during the first quarter of fiscal 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity in light of the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.

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
A substantial portion of the product revenue related to our hardware business and our IP offerings is recognized upon delivery, and our forecasted revenue results are based, in part, on our expectations of hardware and IP to be delivered in a particular quarter. Therefore, changes in hardware and IP bookings or deliveries (including due to disruptions caused by COVID-19) relative to expectations will have a more immediate impact on our revenue than changes in software or services bookings, for which revenue is generally recognized over time.
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
Revenue related to our hardware and IP products is inherently difficult to predict because sales of our hardware and IP products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers, our customers’ willingness to expend capital to deploy our new and existing hardware or IP products in those projects and the availability of our new and existing hardware or IP products for delivery. Therefore, our hardware or IP sales may be delayed or may decrease if our customers delay or cancel projects because their spending is constrained or if there are problems or delays with the supply, delivery or installation of our hardware or IP products or our hardware suppliers. Moreover, the hardware and IP markets are highly competitive, and our customers may choose to purchase a competitor’s hardware or IP product based on cost, performance or other factors. These factors may result in lower revenue, which would have an adverse effect on our business, results of operations or cash flows.
A substantial proportion of our software licenses yield revenue recognized over time, which may make it difficult for us to rapidly increase our revenue in future fiscal periods, and means that a decrease in orders in a given period could negatively affect our revenues in future periods more than over the near term.
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
During fiscal 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List or are subject to trade restrictions, and in the absence of a license from the BIS, it will have a negative effect on our ability to sell products and provide services to these customers. Entity List restrictions will also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List could increase as a result of these limitations.
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

•
the ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and digital signal processors (“DSPs”) that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC;

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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during the three months ended March 28, 2020 and 57% during the three months ended March 30, 2019. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:

•
changes in tax laws or the interpretation of such tax laws as applied to our business and corporate structure in the United States, Ireland, Hungary, Germany, the United Kingdom, China, the Republic of Korea, Japan, India or other international locations where we have operations;

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
In addition, equity markets in general, and the equities of technology companies in particular, have experienced and may experience in the future, extreme price and volume fluctuations due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by the COVID-19 pandemic. Such price and volume fluctuations may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
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

•
variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other foreign currencies; and

•
public health emergencies, such as the recent COVID-19 pandemic and the subsequent public health measures, including restrictions on travel between jurisdictions in which we and our customers and suppliers operate.

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
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and in other locations where we maintain facilities. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. Further, increased uncertainty regarding social, political and immigration policies in the United States and abroad may make it difficult to recruit employees with adequate experience. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in training, retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, and hiring and training of new employees may be adversely impacted by global economic uncertainty and office closures caused by COVID-19. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.

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
We have significant operations outside the United States. As of March 28, 2020, approximately 47% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents (including the $350.0 million we borrowed under our revolving credit facility in the first quarter of fiscal 2020), future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows, including our ability to borrow additional amounts under our revolving credit facility. In addition, although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.

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
Our certificate of incorporation and bylaws and certain provisions of the Delaware General Corporation Law that apply to us could make it difficult for another company to acquire control of our company. For example:

•
Our certificate of incorporation allows our Board of Directors to designate and issue, at any time and without stockholder approval up to 400,000 shares of preferred stock in one or more series. All 400,000 shares of preferred stock are currently designated as Series A Preferred, but because no such shares are outstanding or reserved for issuance, our Board of Directors may reduce the number of shares of preferred stock designated as Series A Preferred to zero. Subject to the Delaware General Corporation Law, our Board of Directors may, as to any shares of preferred stock the terms of which have not then been designated, fix the rights, preferences, privileges and restrictions on these shares, fix the number of shares and designation of any series, and increase or decrease the number of shares of any series if not below the number of outstanding shares plus the number of shares reserved for issuance. Our Board of Directors has the power to issue shares of Series A Preferred with dividend, voting and liquidation rights superior to our common stock at a rate of 1,000-to-1 without further vote or action by the common stockholders.

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
As of March 28, 2020, we had total outstanding indebtedness of $696.2 million, including the $350.0 million we borrowed under our revolving credit facility in the first quarter of fiscal 2020. We also had the right to request increased capacity up to an additional $250.0 million under our revolving credit facility upon the receipt of lender commitments. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our obligations to service our debt as described above;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, particularly as the COVID-19 pandemic has impacted financial markets;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2019, our Board of Directors authorized the repurchase of $500 million of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 28, 2020, $269 million remained available to repurchase shares of our common stock under the February 2019 authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 28, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
December 29, 2019 – February 1, 2020	369,922	$72.60	361,622	$343
February 2, 2020 – February 29, 2020	614,889	$76.15	318,069	$319
March 1, 2020 – March 28, 2020	967,095	$61.85	808,151	$269
Total	1,951,906	$68.39	1,487,842

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

(a)	The following exhibits are filed herewith:

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

3.01	The Registrant’s Amended and Restated Bylaws, effective as of February 5, 2020.	8-K	000-15867	3.01	2/11/2020

10.01	Second Amendment to Employment Agreement, effective March 31, 2020, between Registrant and Anirudh Devgan.					X

31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 is formatted in iXBRL.					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 20, 2020	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	April 20, 2020	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer