Form 10-Q
period 2020-06-27
CADENCE DESIGN SYSTEMS INC
filed 2020-07-20
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 27, 2020, approximately 278,794,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,189,186	$705,210
Receivables, net	312,758	304,546
Inventories	43,924	55,802
Prepaid expenses and other	93,915	103,785
Total current assets	1,639,783	1,169,343
Property, plant and equipment, net	282,738	275,855
Goodwill	778,857	661,856
Acquired intangibles, net	242,543	172,375
Deferred taxes	704,882	732,367
Other assets	350,694	345,429
Total assets	$3,999,497	$3,357,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$350,000	$—
Accounts payable and accrued liabilities	306,948	316,908
Current portion of deferred revenue	494,939	355,483
Total current liabilities	1,151,887	672,391
Long-term liabilities:
Long-term portion of deferred revenue	87,437	73,400
Long-term debt	346,394	346,019
Other long-term liabilities	157,148	162,521
Total long-term liabilities	590,979	581,940
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	2,143,016	2,046,237
Treasury stock, at cost	(1,856,333)	(1,668,105)
Retained earnings	2,014,965	1,761,688
Accumulated other comprehensive loss	(45,017)	(36,926)
Total stockholders’ equity	2,256,631	2,102,894
Total liabilities and stockholders’ equity	$3,999,497	$3,357,225

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenue:
Product and maintenance	$601,356	$548,028	$1,183,055	$1,091,546
Services	37,062	32,391	73,320	65,615
Total revenue	638,418	580,419	1,256,375	1,157,161
Costs and expenses:
Cost of product and maintenance	55,669	43,388	111,115	93,910
Cost of services	19,546	18,081	38,563	38,144
Marketing and sales	120,476	116,208	246,220	233,038
Research and development	250,821	231,814	492,489	460,024
General and administrative	35,641	34,407	69,233	64,509
Amortization of acquired intangibles	4,590	3,159	8,796	6,467
Restructuring and other credits	(275)	(313)	(1,342)	(1,002)
Total costs and expenses	486,468	446,744	965,074	895,090
Income from operations	151,950	133,675	291,301	262,071
Interest expense	(5,914)	(4,976)	(10,551)	(10,367)
Other income (expense), net	4,630	(110)	96	5,131
Income before provision for income taxes	150,666	128,589	280,846	256,835
Provision for income taxes	19,378	21,354	25,570	29,045
Net income	$131,288	$107,235	$255,276	$227,790
Net income per share – basic	$0.48	$0.39	$0.93	$0.83
Net income per share – diluted	$0.47	$0.38	$0.91	$0.81
Weighted average common shares outstanding – basic	273,432	273,159	273,488	273,155
Weighted average common shares outstanding – diluted	279,080	281,054	279,207	280,877

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$131,288	$107,235	$255,276	$227,790
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	1,108	(1,815)	(8,510)	(592)
Changes in defined benefit plan liabilities	450	(107)	419	(2,625)
Total other comprehensive income (loss), net of tax effects	1,558	(1,922)	(8,091)	(3,217)
Comprehensive income	$132,846	$105,313	$247,185	$224,573

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 27, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, March 28, 2020	279,187	$2,099,425	$(1,778,533)	$1,883,677	$(46,575)	$2,157,994
Net income	—	—	—	131,288	—	$131,288
Other comprehensive income, net of taxes	—	—	—	—	1,558	$1,558
Purchase of treasury stock	(920)	—	(75,014)	—	—	$(75,014)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	673	(119)	10,146	—	—	$10,027
Stock received for payment of employee taxes on vesting of restricted stock	(146)	(3,197)	(12,932)	—	—	$(16,129)
Stock-based compensation expense	—	46,907	—	—	—	$46,907
Balance, June 27, 2020	278,794	$2,143,016	$(1,856,333)	$2,014,965	$(45,017)	$2,256,631

	Three Months Ended June 29, 2019
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, March 30, 2019	281,030	$1,944,895	$(1,446,247)	$893,264	$(26,075)	$1,365,837
Net income	—	—	—	107,235	—	$107,235
Other comprehensive loss, net of taxes	—	—	—	—	(1,922)	$(1,922)
Purchase of treasury stock	(1,125)	—	(75,006)	—	—	$(75,006)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	410	(2,283)	5,303	—	—	$3,020
Stock received for payment of employee taxes on vesting of restricted stock	(162)	(2,405)	(10,471)	—	—	$(12,876)
Stock-based compensation expense	—	44,257	—	—	—	$44,257
Balance, June 29, 2019	280,153	$1,984,464	$(1,526,421)	$1,000,499	$(27,997)	$1,430,545

	Six Months Ended June 27, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment (Note 1)	—	—	—	(1,999)	—	$(1,999)
Net income	—	—	—	255,276	—	$255,276
Other comprehensive loss, net of taxes	—	—	—	—	(8,091)	$(8,091)
Purchase of treasury stock	(2,408)	—	(175,036)	—	—	$(175,036)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,957	10,758	33,097	—	—	$43,855
Stock received for payment of employee taxes on vesting of restricted stock	(610)	(7,368)	(46,289)	—	—	$(53,657)
Stock-based compensation expense	—	93,389	—	—	—	$93,389
Balance, June 27, 2020	278,794	$2,143,016	$(1,856,333)	$2,014,965	$(45,017)	$2,256,631

	Six Months Ended June 29, 2019
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	227,790	—	$227,790
Other comprehensive loss, net of taxes	—	—	—	—	(3,217)	$(3,217)
Purchase of treasury stock	(2,654)	—	(156,120)	—	—	$(156,120)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,485	(32,029)	64,908	—	—	$32,879
Stock received for payment of employee taxes on vesting of restricted stock	(693)	(6,141)	(39,557)	—	—	$(45,698)
Stock-based compensation expense	—	86,510	—	—	—	$86,510
Balance, June 29, 2019	280,153	$1,984,464	$(1,526,421)	$1,000,499	$(27,997)	$1,430,545

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash and cash equivalents at beginning of period	$705,210	$533,298
Cash flows from operating activities:
Net income	255,276	227,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,902	61,197
Amortization of debt discount and fees	512	497
Stock-based compensation	93,389	86,510
Loss on investments, net	4,036	259
Deferred income taxes	(1,609)	(8,159)
Provisions for losses (recoveries) on receivables	922	(386)
ROU asset amortization and change in operating lease liabilities	1,502	2,504
Other non-cash items	296	160
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(2,497)	63,876
Inventories	11,020	(25,689)
Prepaid expenses and other	9,910	33,055
Other assets	(17,687)	2,547
Accounts payable and accrued liabilities	(11,141)	(34,670)
Deferred revenue	148,508	19,707
Other long-term liabilities	504	2,576
Net cash provided by operating activities	562,843	431,774
Cash flows from investing activities:
Purchases of non-marketable investments	—	(33,717)
Proceeds from the sale of non-marketable investments	—	2,952
Purchases of property, plant and equipment	(43,535)	(30,562)
Cash paid in business combinations, net of cash acquired	(195,118)	(338)
Net cash used for investing activities	(238,653)	(61,665)
Cash flows from financing activities:
Proceeds from revolving credit facility	350,000	150,000
Payment on revolving credit facility	—	(250,000)
Proceeds from issuance of common stock	43,667	32,855
Stock received for payment of employee taxes on vesting of restricted stock	(53,657)	(45,698)
Payments for repurchases of common stock	(175,036)	(156,120)
Net cash provided by (used for) financing activities	164,974	(268,963)
Effect of exchange rate changes on cash and cash equivalents	(5,188)	(1,029)
Increase in cash and cash equivalents	483,976	100,117
Cash and cash equivalents at end of period	$1,189,186	$633,415

Supplemental cash flow information:
Cash paid for interest	$10,076	$10,052
Cash paid for taxes, net	20,897	17,708

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 20, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
NOTE 2. DEBT
Cadence’s outstanding debt as of June 27, 2020 and December 28, 2019 was as follows:

	June 27, 2020			December 28, 2019
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$350,000	$—	$350,000	$—	$—	$—
2024 Notes	350,000	(3,606)	346,394	350,000	(3,981)	346,019
Total outstanding debt	$700,000	$(3,606)	$696,394	$350,000	$(3,981)	$346,019
Revolving Credit Facility
In January 2017, Cadence entered into a five-year senior unsecured revolving credit facility with a group of lenders led by JPMorgan Chase Bank, N.A., as administrative agent. The credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million subject to the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity.
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.250% and 1.875% per annum or at the base rate plus a margin between 0.250% and 0.875% per annum. As of June 27, 2020, the interest rate on Cadence’s revolving credit facility was 1.53%. Interest is payable quarterly. A commitment fee ranging from 0.15% to 0.30% is assessed on the daily average undrawn portion of revolving commitments.
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of June 27, 2020, Cadence was in compliance with all financial covenants associated with the revolving credit facility.

2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $391.5 million as of June 27, 2020.
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
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of June 27, 2020 and December 28, 2019 were as follows:

	As of
	June 27, 2020	December 28, 2019
	(In thousands)
Accounts receivable	$205,415	$179,250
Unbilled accounts receivable	110,455	126,165
Long-term receivables	1,687	3,082
Total receivables	317,557	308,497
Less allowance for doubtful accounts	(3,112)	(869)
Total receivables, net	$314,445	$307,628
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of June 27, 2020 and December 28, 2019, no customer accounted for 10% of Cadence’s total receivables.
NOTE 4. REVENUE
Cadence combines its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Custom IC Design and Simulation	24%	26%	25%	26%
Digital IC Design and Signoff	28%	30%	28%	30%
Functional Verification, including Emulation and Prototyping Hardware*	24%	20%	23%	22%
IP	14%	15%	14%	13%
System Interconnect and Analysis	10%	9%	10%	9%
Total	100%	100%	100%	100%
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
Cadence’s contract balances as of June 27, 2020 and December 28, 2019 were as follows:

	As of
	June 27, 2020	December 28, 2019
	(In thousands)
Contract assets	$10,240	$10,209
Deferred revenue	582,376	428,883
Cadence recognized revenue of $88.1 million and $241.6 million during the three and six months ended June 27, 2020, respectively, and $88.1 million and $246.0 million during the three and six months ended June 29, 2019, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.7 billion as of June 27, 2020, which includes $176.5 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of June 27, 2020, Cadence expected to recognize approximately 55% of the revenue included in the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $11.3 million and $20.8 million during the three and six months ended June 27, 2020, and $8.2 million and $16.7 million during the three and six months ended June 29, 2019, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

NOTE 5. ACQUISITIONS
On January 15, 2020, Cadence acquired all of the outstanding equity of AWR Corporation (“AWR”). On February 6, 2020, Cadence also acquired all of the outstanding equity of Integrand Software, Inc. (“Integrand”). These acquisitions enhance Cadence’s technology portfolio to address growing RF/microwave design activity, driven by expanding use of 5G communications. The aggregate cash consideration for these acquisitions was approximately $195 million, after taking into account cash acquired of $1.5 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. With its acquisition of AWR and Integrand, Cadence recorded $101.3 million of definite-lived intangible assets, $119.4 million of goodwill and $25.5 million of net liabilities, consisting primarily of deferred tax liabilities, assumed deferred revenue and trade accounts receivable. The weighted-average amortization period for definite-lived intangible assets acquired is approximately 8.9 years. The recorded goodwill is primarily related to the acquired assembled workforce and expected synergies from combining operations of the acquired companies with Cadence. None of the goodwill related to the acquisitions of AWR and Integrand will be deductible for tax purposes. Cadence will also make payments to certain employees, subject to continued employment and other performance-based conditions, through the first quarter of fiscal 2023.
During the three and six months ended June 27, 2020, and the three and six months ended June 29, 2019, transaction costs associated with acquisitions were not material and were expensed as incurred.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 27, 2020 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2019	$661,856
Goodwill resulting from acquisitions	119,357
Effect of foreign currency translation	(2,356)
Balance as of June 27, 2020	$778,857
Acquired Intangibles, Net
Acquired intangibles as of June 27, 2020 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$369,738	$(207,374)	$162,364
Agreements and relationships	179,969	(104,159)	75,810
Tradenames, trademarks and patents	10,590	(6,221)	4,369
Total acquired intangibles	$560,297	$(317,754)	$242,543
During the six months ended June 27, 2020, Cadence completed the projects previously included in in-process technology and transferred $19.5 million to existing technology.

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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and six months ended June 27, 2020 and June 29, 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Cost of product and maintenance	$11,484	$11,299	$22,344	$21,153
Amortization of acquired intangibles	4,590	3,159	8,796	6,467
Total amortization of acquired intangibles	$16,074	$14,458	$31,140	$27,620
Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2020 - remaining period	$32,963
2021	61,487
2022	43,181
2023	27,651
2024	26,188
Thereafter	51,073
Total estimated amortization expense	$242,543

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended June 27, 2020 and June 29, 2019 as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Cost of product and maintenance	$683	$652	$1,374	$1,333
Cost of services	869	829	1,749	1,695
Marketing and sales	10,116	9,509	20,127	18,615
Research and development	29,690	27,659	59,036	54,557
General and administrative	5,549	5,608	11,103	10,310
Total stock-based compensation expense	$46,907	$44,257	$93,389	$86,510

Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $255.7 million as of June 27, 2020, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.0 years.
NOTE 8. STOCK REPURCHASE PROGRAM
In February 2019, Cadence’s Board of Directors authorized the repurchase of $500 million of Cadence common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 27, 2020, approximately $194 million remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Shares repurchased	920	1,125	2,408	2,654
Total cost of repurchased shares	$75,014	$75,006	$175,036	$156,120

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated and charges related to abandoned assets. During the six months ended June 27, 2020, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $1.3 million.
The following table presents activity relating to Cadence’s restructuring plans during the six months ended June 27, 2020:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 28, 2019	$9,229	$409	$9,638
Restructuring and other credits	(1,280)	(62)	(1,342)
Cash payments	(6,882)	(113)	(6,995)
Effect of foreign currency translation	(80)	(3)	(83)
Balance, June 27, 2020	$987	$231	$1,218
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
June 27, 2020
(In thousands)
Accounts payable and accrued liabilities	$1,159
Other long-term liabilities	59
Total restructuring liabilities	$1,218
All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheet as of June 27, 2020. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.

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
The calculations for basic and diluted net income per share for the three and six months ended June 27, 2020 and June 29, 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands, except per share amounts)
Net income	$131,288	$107,235	$255,276	$227,790
Weighted average common shares used to calculate basic net income per share	273,432	273,159	273,488	273,155
Stock-based awards	5,648	7,895	5,719	7,722
Weighted average common shares used to calculate diluted net income per share	279,080	281,054	279,207	280,877
Net income per share - basic	$0.48	$0.39	$0.93	$0.83
Net income per share - diluted	$0.47	$0.38	$0.91	$0.81
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 27, 2020 and June 29, 2019 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Long-term performance-based stock awards	40	1,386	713	807
Options to purchase shares of common stock	506	596	376	419
Non-vested shares of restricted stock	4	29	102	76
Total potential common shares excluded	550	2,011	1,191	1,302

NOTE 11. FAIR VALUE
Inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Cadence’s market assumptions. These two types of inputs have created the following fair value hierarchy:
•Level 1 – Quoted prices for identical instruments in active markets;
•Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 27, 2020.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 27, 2020 and December 28, 2019:

	Fair Value Measurements as of June 27, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$709,561	$709,561	$—	$—
Marketable equity securities	4,164	4,164	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	32,312	32,312	—	—
Foreign currency exchange contracts	4,694	—	4,694	—
Total Assets	$750,731	$746,037	$4,694	$—

As of June 27, 2020, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 28, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$445,942	$445,942	$—	$—
Marketable equity securities	4,600	4,600	—	—
Securities held in NQDC trust	34,096	34,096	—	—
Foreign currency exchange contracts	3,557	—	3,557	—
Total Assets	$488,195	$484,638	$3,557	$—

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
Other Contingencies
Cadence provides its customers with a warranty on sales of its hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 27, 2020 and June 29, 2019.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended June 27, 2020 and June 29, 2019.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of June 27, 2020 and December 28, 2019:

	As of
	June 27, 2020	December 28, 2019
	(In thousands)
Foreign currency translation loss	$(38,013)	$(29,503)
Changes in defined benefit plan liabilities	(7,004)	(7,423)
Total accumulated other comprehensive loss	$(45,017)	$(36,926)
For the three and six months ended June 27, 2020 and June 29, 2019 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
The following table presents a summary of revenue by geography for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Americas:
United States	$267,000	$234,490	$525,489	$477,738
Other Americas	10,120	12,025	18,957	20,431
Total Americas	277,120	246,515	544,446	498,169
Asia:
China	77,232	68,379	161,031	127,356
Other Asia	121,276	109,425	230,875	220,772
Total Asia	198,508	177,804	391,906	348,128
Europe, Middle East and Africa	116,540	113,829	232,259	217,291
Japan	46,250	42,271	87,764	93,573
Total	$638,418	$580,419	$1,256,375	$1,157,161
The following table presents a summary of long-lived assets by geography as of June 27, 2020 and December 28, 2019:

	As of
	June 27, 2020	December 28, 2019
	(In thousands)
Americas:
United States	$230,688	$220,023
Other Americas	686	728
Total Americas	231,374	220,751
Asia:
China	14,274	15,729
Other Asia	26,030	27,890
Total Asia	40,304	43,619
Europe, Middle East and Africa	10,224	10,474
Japan	836	1,011
Total	$282,738	$275,855

NOTE 15. SUBSEQUENT EVENT
On June 29, 2020, the State of California enacted legislation that, for a three-year period beginning in fiscal 2020, will limit Cadence’s utilization of California research and development tax credits and will suspend the use of California net operating loss deductions. Cadence will account for the effects of the California tax law change during the third quarter of fiscal 2020, the period of enactment. Cadence is continuing to analyze the California legislation, but currently expects to recognize a discrete tax benefit of approximately $19 million during the third quarter of fiscal 2020 due to the release of valuation allowance on its California research and development tax credit deferred tax assets as a result of certain tax elections in its 2019 California tax filings. Cadence expects this tax benefit to be partially offset by an increase in its fiscal 2020 California taxes of approximately $7 million.

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
Our strategy, which we call Intelligent System Design™, is to provide the technologies necessary for our electronic system and semiconductor customers to develop electronic products across a variety of vertical markets including consumer, hyperscale computing, mobile, communications, automotive, aerospace and defense, industrial and healthcare. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA.
We combine our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Interconnect and Analysis.
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
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of July 20, 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders and deliveries due to their and our compliance with frequently changing government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate.
During the second quarter of 2020, we were unable to install some of our hardware products due to our inability to access certain customer sites. However, we were able to install hardware products for our other customers in an amount that was greater than we originally anticipated at the beginning of the second quarter of 2020. We were also able to regain access to our IP laboratories to complete and deliver IP products. Our customers are continuing to place orders for our hardware and IP offerings, and we are delivering these products earlier than we originally anticipated.
We have also received numerous COVID-19 pandemic-related requests from our customers to delay their payments to us, while we continue to provide services to these customers. Because of the significant uncertainty regarding the amount that we can collect from customers that are requesting delays to their payment commitments, we have reduced the revenue for the applicable contracts to an amount that we now expect to collect from these customers.
While the disruptions caused by COVID-19 did not have a material adverse impact on our financial results for the first half of fiscal 2020, the disruptions to our operations may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. For example, we may continue to be unable to install our hardware at certain customer sites, and access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may continue to be disrupted due to the shelter-in-place orders. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. We may also be unable to collect receivables from those customers significantly impacted by COVID-19. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of July 20, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Results of Operations
Financial results for the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, reflect the following:
•increased product and maintenance revenue, resulting from growth in IP, hardware and software;
•increased selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and
•continued investment in research and development activities focused on creating and enhancing our products.
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
In any fiscal year, we expect that between 85% and 90% of our annual revenue will be characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements.
The remainder of our revenue is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue may be impacted by delivery of hardware and IP products to our customers in any single fiscal period.
Revenue by Period
The following table shows our revenue for the three months ended June 27, 2020 and June 29, 2019 and the change in revenue between periods:

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$601.3	$548.0	$53.3	10%
Services	37.1	32.4	4.7	14%
	$638.4	$580.4	$58.0	10%

The following table shows our revenue for the six months ended June 27, 2020 and June 29, 2019 and the change in revenue between periods:

	Six Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,183.1	$1,091.6	$91.5	8%
Services	73.3	65.6	7.7	12%
Total revenue	$1,256.4	$1,157.2	$99.2	9%

Product and maintenance revenue increased during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for AI, 5G networks, aerospace and defense, automotive, cloud data center and other market segments. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and six months ended June 27, 2020 or June 29, 2019.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019	June 29, 2019
Custom IC Design and Simulation	24%	25%	25%	26%	26%
Digital IC Design and Signoff	28%	29%	29%	30%	31%
Functional Verification, including Emulation and Prototyping Hardware	24%	23%	24%	20%	22%
IP	14%	14%	13%	15%	11%
System Interconnect and Analysis	10%	9%	9%	9%	10%
Total	100%	100%	100%	100%	100%
Revenue by product category fluctuates from period to period based on demand for our products and services, our available resources and our ability to deliver and support them. Certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product categories based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
United States	$267.0	$234.5	$32.5	14%
Other Americas	10.1	12.0	(1.9)	(16)%
China	77.2	68.4	8.8	13%
Other Asia	121.3	109.4	11.9	11%
Europe, Middle East and Africa	116.5	113.8	2.7	2%
Japan	46.3	42.3	4.0	9%
Total revenue	$638.4	$580.4	$58.0	10%

	Six Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
United States	$525.5	$477.7	$47.8	10%
Other Americas	19.0	20.4	(1.4)	(7)%
China	161.0	127.4	33.6	26%
Other Asia	230.9	220.8	10.1	5%
Europe, Middle East and Africa	232.2	217.3	14.9	7%
Japan	87.8	93.6	(5.8)	(6)%
Total revenue	$1,256.4	$1,157.2	$99.2	9%
Revenue in the United States increased during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, primarily due to an increase in revenue for software and IP offerings.
Revenue in China increased during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, primarily due to an increase in revenue for IP and hardware offerings. Beginning in the second quarter of fiscal 2019, we were not able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of certain customers to the “Entity List.” We expect these restrictions will continue to impact revenue from certain customers in China during fiscal 2020.
For the primary factors contributing to the change in revenue for other geographies during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, see the general description under “Revenue by Period” and “Revenue by Product Category” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
United States	42%	40%	42%	41%
Other Americas	2%	2%	2%	2%
China	12%	12%	13%	11%
Other Asia	19%	19%	18%	19%
Europe, Middle East and Africa	18%	20%	18%	19%
Japan	7%	7%	7%	8%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$55.7	$43.4	$12.3	28%
Cost of services	19.5	18.1	1.4	8%

	Six Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$111.1	$93.9	$17.2	18%
Cost of services	38.6	38.1	0.5	1%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$44.2	$32.1	$12.1	38%
Amortization of acquired intangibles	11.5	11.3	0.2	2%
Total cost of product and maintenance	$55.7	$43.4	$12.3	28%

	Six Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$88.8	$72.7	$16.1	22%
Amortization of acquired intangibles	22.3	21.2	1.1	5%
Total cost of product and maintenance	$111.1	$93.9	$17.2	18%
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
The changes in product and maintenance-related costs for the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$12.0	$15.6
Other items	0.1	$0.5
Total change in product and maintenance-related costs	$12.1	$16.1
Costs of emulation and prototyping increased during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, primarily due to our ability to deliver hardware products to certain customers and increased reserves for inventory.

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
Our operating expenses for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$120.5	$116.2	$4.3	4%
Research and development	250.8	231.8	19.0	8%
General and administrative	35.6	34.4	1.2	3%
Total operating expenses	$406.9	$382.4	$24.5	6%

	Six Months Ended		Change
	June 27, 2020	June 29, 2019	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$246.2	$233.1	$13.1	6%
Research and development	492.5	460.0	32.5	7%
General and administrative	69.2	64.5	4.7	7%
Total operating expenses	$807.9	$757.6	$50.3	7%
Our operating expenses, as a percentage of total revenue, for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Marketing and sales	19%	20%	20%	20%
Research and development	39%	40%	39%	40%
General and administrative	6%	6%	6%	6%
Total operating expenses	64%	66%	65%	66%

Marketing and Sales
The increase in marketing and sales expense for the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$8.4	$15.6
Home office-related expenses	2.0	2.0
Stock-based compensation	0.6	1.5
Marketing programs	(2.2)	(1.8)
Travel and sales meetings	(5.0)	(5.3)
Other items	0.5	1.1
Total change in marketing and sales expense	$4.3	$13.1
Salary, benefits and other employee-related costs included in marketing and sales expense increased during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, primarily due to additional hiring and acquisitions. We expect marketing and sales expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019, due to additional headcount from hiring and acquisitions.
Research and Development
The increase in research and development expense for the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$16.5	$29.1
Home office-related expenses	5.3	5.3
Stock-based compensation	2.0	4.5
Product development costs	3.3	3.0
Facilities and other infrastructure costs	(4.9)	(4.3)
Travel	(4.1)	(4.7)
Other items	0.9	(0.4)
Total change in research and development expense	$19.0	$32.5
Costs included in research and development expense increased during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, primarily due to additional hiring and acquisitions. We expect research and development expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019, due to additional headcount from hiring and acquisitions.

General and Administrative
The increase in general and administrative expense for the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services	1.4	4.2
Bad debt	1.2	1.3
Salary, benefits and other employee-related costs	1.5	0.9
University endowment	(3.0)	(3.0)
Other items	0.1	1.3
Total change in general and administrative expense	$1.2	4.7
Costs of professional services included in general and administrative expense increased during the three and six months ended June 27, 2020, as compared to the three and six months ended June 29, 2019, primarily due to consulting fees related to an internal realignment of our international operating structure, acquisition and integration-related costs.
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
During the six months ended June 27, 2020, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $1.3 million. For additional information about our restructuring plans, see Note 9 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In millions)
Contractual interest expense:
2024 Notes	3.8	3.8	7.6	7.6
Revolving credit facility	1.9	1.0	2.5	2.2
Amortization of debt discount:
2024 Notes	0.2	0.2	0.4	0.4
Other	—	—	0.1	0.2
Total interest expense	$5.9	$5.0	$10.6	$10.4
We expect interest expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019. For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
			(In millions, except percentages)
Provision for income taxes	$19.4	$21.4	$25.6	$29.0
Effective tax rate	12.9%	16.6%	9.1%	11.3%
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020 which did not have a material impact on our provision for income taxes for the three and six months ended June 27, 2020.
Our provision for income taxes for the three and six months ended June 27, 2020 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2020 income, partially offset by tax benefits of $11.3 million and $29.7 million, respectively, related to stock-based compensation that vested or was exercised during the period.
Our provision for income taxes for the three and six months ended June 29, 2019 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2019 income, partially offset by tax benefits of $5.8 million and $20.2 million for the three and six months ended June 29, 2019, respectively, related to stock-based compensation that vested or was exercised during each period.
On June 29, 2020, the State of California enacted legislation that, for a three-year period beginning in fiscal 2020, will limit our utilization of California research and development tax credits and will suspend the use of California net operating loss deductions. We will account for the effects of the California tax law change during the third quarter of fiscal 2020, the period of enactment. We are continuing to analyze the California legislation, but currently expect to recognize a discrete tax benefit of approximately $19 million during the third quarter of fiscal 2020 due to the release of valuation allowance on our California research and development tax credit deferred tax assets as a result of certain tax elections in our 2019 California tax filings. We expect this tax benefit to be partially offset by an increase in our fiscal 2020 California taxes of approximately $7 million.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2020 effective tax rate will be approximately 6%. We expect that our quarterly effective tax rates will vary from our fiscal 2020 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”
Liquidity and Capital Resources

	As of
	June 27, 2020	December 28, 2019	Change
	(In millions)
Cash and cash equivalents	$1,189.2	$705.2	$484.0
Net working capital	487.9	497.0	(9.1)
Cash and Cash Equivalents
As of June 27, 2020, our principal sources of liquidity consisted of $1,189.2 million of cash and cash equivalents as compared to $705.2 million as of December 28, 2019.

During the first quarter of fiscal 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity in light of the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. This borrowing represents the full amount available under our revolving credit facility; however, we are entitled to request increased capacity up to an additional $250.0 million subject to the receipt of lender commitments. As of June 27, 2020, the interest rate on our revolving credit facility was 1.53%. In addition to borrowings under our revolving credit facility, our primary sources of cash and cash equivalents during the six months ended June 27, 2020 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the six months ended June 27, 2020 were payments related to employee salaries and benefits, operating expenses, cash paid in business combinations, repurchases of our common stock, payment of taxes on vesting of restricted stock held by employees, and purchases of property, plant and equipment.
Approximately 43% of our cash and cash equivalents were held by our foreign subsidiaries as of June 27, 2020. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of June 27, 2020, as compared to December 28, 2019, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Six Months Ended
	June 27, 2020	June 29, 2019	Change
	(In millions)
Cash provided by operating activities	$562.8	$431.8	$131.0
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended June 27, 2020, as compared to the six months ended June 29, 2019, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Six Months Ended
	June 27, 2020	June 29, 2019	Change
	(In millions)
Cash used for investing activities	$(238.7)	$(61.7)	$(177.0)
Cash used for investing activities increased during the six months ended June 27, 2020, as compared to the six months ended June 29, 2019, primarily due to payments for business combinations and an increase in purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Six Months Ended
	June 27, 2020	June 29, 2019	Change
	(In millions)
Cash provided by (used for) financing activities	$165.0	$(269.0)	$434.0

Cash flows from financing activities increased during the six months ended June 27, 2020, as compared to the six months ended June 29, 2019, primarily due to increased net borrowings under our revolving credit facility, partially offset by increases in repurchases of common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In February 2019, our Board of Directors authorized the repurchase of $500 million of our common stock. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 27, 2020, approximately $194 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million subject to the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of June 27, 2020, there were $350.0 million borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of June 27, 2020, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of June 27, 2020. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2020.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$109.1	0.91
British pound	99.9	0.81
Israeli shekel	65.9	3.49
Japanese yen	36.8	107.24
Swedish krona	30.3	9.55
Chinese renminbi	15.9	7.14
Indian rupee	14.8	76.23
Taiwan dollar	10.4	29.53
Canadian dollar	7.4	1.4
Other	8.6	N/A
Total	$399.1
Estimated fair value	$4.7
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of June 27, 2020.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of June 27, 2020, there were $350.0 million borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2020.
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
Based on their evaluation as of June 27, 2020, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
The ongoing COVID-19 pandemic could continue to adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of July 20, 2020.
In addition, many of our customers are working remotely, which may delay the timing of some orders and deliveries due to their and our compliance with frequently changing government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, during the second quarter of 2020, we were unable to install some of our hardware products due to our inability to access certain customers’ sites.
The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. For example, we may continue to be unable to install our hardware at certain customer sites, and access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may continue to be disrupted due to the shelter-in-place orders.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19 and, in fact, have received numerous requests from our customers to delay their payments to us, while we continue to provide services to these customers. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

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
The IC and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. Spending on our products and services has grown in recent years, but the current outlook for the semiconductor and electronics industries is uncertain and may result in a decrease in spending on our products and services.
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
In fiscal 2019 and the second quarter of fiscal 2020, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List or are subject to new or expanded trade restrictions, such as the expansion of the scope of military end-users and military end-use by BIS in April 2020, and in the absence of a license from the BIS, it will have a negative effect on our ability to sell products and provide services to these customers. In addition, new or expanded trade restrictions, such as the expansion of the military end-user and military end-use rule, will increase our costs or expenses. Entity List restrictions and other trade restrictions will also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List and other trade restrictions could increase as a result of these limitations.
We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer or the long-term effects on our business or our customers’ business. Additionally, other companies may be added to the Entity List and/or be subject to new or expanded trade restrictions. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that our business may also be impacted by other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to customers on the Entity List have had, and may continue to have, an adverse effect on our business, results of operations or financial condition.
Customer consolidation could affect our operating results.
There has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships. If this trend continues, it could make us more dependent on fewer customers who may be able to exert increased pressure on our prices and other contract terms and could increase the portion of our total sales concentration for any single customer. Customer consolidation activity could also reduce the demand for our products and services if such customers streamline research and development or operations, reduce purchases or delay purchasing decisions. These outcomes could negatively impact our operating results and financial condition.

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
The industries in which we compete experience rapid technology developments, rapid changes in industry standards and customer requirements, and frequent introductions and improvements of new products. Currently, the industries we serve are experiencing the following trends:
•changes in the design and manufacturing of ICs, including migration to advanced-process nodes and three-dimensional transistors, such as FinFETs, present major challenges to the semiconductor industry, particularly in IC design, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced-process nodes, the industry must adapt to more complex physics and manufacturing challenges such as the need to draw features on silicon that are many times smaller than the wavelength of light used to draw the features via lithography. Models of each component’s electrical properties and behavior also become more complex as do requisite analysis, design, verification and manufacturing capabilities. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges;
•the ability to design SoCs increases the complexity of managing a design that, at the lowest level, is represented by billions of shapes on fabrication masks. In addition, SoCs typically incorporate microprocessors and digital signal processors (“DSPs”) that are programmed with software, requiring simultaneous design of the IC and the related software embedded on the IC;
•with the availability of seemingly endless gate capacity, there is an increase in design reuse, or the combining of off-the-shelf design IP with custom logic to create ICs or SoCs. The unavailability of a broad range of high-quality design IP (including our own) that can be reliably incorporated into a customer’s design with our software products and services could lead to reduced demand for our products and services;
•increased technological capability of the FPGA, which is a programmable logic chip, creates an alternative to IC implementation for some electronics companies. This could reduce demand for our IC implementation products and services;
•a growing number of low-cost engineering services businesses could reduce the need for some IC companies to invest in EDA products;
•adoption of cloud computing technologies with accompanying new business models for an increasing number of software categories; and
•integration and optimization of solutions for system design with core EDA technologies.
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
Occasionally, our customers file for bankruptcy or face other challenging financial or operating conditions, including due to macroeconomic conditions or catastrophic events such as the COVID-19 pandemic. If our customers experience adversity in their business, they may delay or default on their payment commitments to us, request to modify contract terms, or modify or cancel plans to license our products. For instance, if our customers are not successful in generating sufficient cash or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancellable. Our customers’ inability to fulfill payment commitments, in turn, may adversely affect our revenue, operating expenses and cash flow. Additionally, our customers have, in the past, sought, and may, in the future, seek, to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.

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
Our Intelligent System Design strategy requires the development or acquisition of products, expertise, and marketing and operations infrastructure in new areas of technology. Our inability to develop or acquire these capabilities could impede our ability to address the technical requirements in technology segments which are expected to contribute to our growth.
Our strategy is meant to increase our business among electronic systems companies, which are now designing their own ICs and other electronic subsystems. Our strategy is also meant to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs and other electronic subsystems are incorporated. Part of this strategy involves addressing the needs of new categories of electronic systems, including hyperscale computing and infrastructure, edge computing, machine learning, 5G networks, augmented reality, virtual reality, IoT, aerospace and defense, and autonomous vehicle subsystems, where increased investment is expected by our customers. Each of these categories requires technologies, expertise, and marketing and operations infrastructure that are application-specific. If we are unable to develop or acquire these application-specific capabilities, it could impede our ability to expand our business in these categories and ultimately affect our future growth.

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
The industries in which we do business, including software, hardware, IP and services for enabling the design of electronic products, are highly competitive and require us to identify and develop or acquire innovative and cost-competitive products, integrate them into platforms and market them in a timely manner. We may not be able to compete successfully in these industries, which could seriously harm our business, operating results or financial condition. Factors that could affect our ability to compete successfully include:
•the development by others of competitive products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;
•aggressive pricing competition by some of our competitors may cause us to lose our competitive position, which could result in lower revenues or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or emulation and prototyping hardware systems products;
•the challenges of advanced-node design may lead some customers to work with more mature, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA products and design flows;

•the challenges of developing (or acquiring externally developed) technology solutions that are adequate and competitive in meeting the rapidly evolving requirements of next-generation design challenges;
•intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price, or at all;
•new entrants, including larger electronic systems companies, in our business;
•the combination of our competitors or collaboration among many companies to deliver more comprehensive offerings than they could individually;
•decisions by electronics manufacturers to perform engineering services or IP development internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity; and
•actions by regulators to limit the contractual terms that either we or our customers can apply to product and service offerings.
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
We have acquired and expect to acquire other companies and businesses in order to expand our product offerings. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:
•the failure to realize, or a delay in realizing, anticipated benefits such as cost savings and revenue enhancements;
•overlapping customers and product sets that impact our ability to maintain revenue at historical rates;
•the failure to understand, compete and operate effectively in markets where we have limited experience;
•the failure to integrate and manage acquired products, technologies and businesses effectively;
•difficulties in integrating employees of an acquired company or business and the failure to retain key employees;
•difficulties in combining previously separate companies or businesses into a single unit;
•the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;
•the discovery, after completion of the acquisition, of unanticipated liabilities assumed from an acquired company, business or assets, such that we cannot realize the anticipated value of the acquisition;
•difficulties related to integrating the products of an acquired company or business in, for example, distribution, engineering, licensing models or customer support areas;
•unanticipated costs; or
•unwillingness of customers of an acquired business to continue licensing or buying products from us following the acquisition.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 58% during the six months ended June 27, 2020 and 59% during the six months ended June 29, 2019. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:
•changes in tax laws or the interpretation of such tax laws as applied to our business and corporate structure in the United States, Ireland, Hungary, Germany, the United Kingdom, China, the Republic of Korea, Japan, India or other international locations where we have operations;
•earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;
•an increase in expenses not deductible for tax purposes;

•an increase in corporate minimum taxes;
•changes in tax benefits from stock-based compensation;
•changes in the valuation allowance against our deferred tax assets;
•changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;
•increases to interest or penalty expenses classified in the financial statements as income taxes;
•new accounting standards or interpretations of such standards; or
•results of examinations by the Internal Revenue Service (“IRS”), state, and foreign tax or other governmental authorities.
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
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political and other conditions including the fiscal impacts caused by the COVID-19 pandemic. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions and these jurisdictions may assess additional tax liabilities against us.

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
The market price of our common stock has experienced fluctuations and may fluctuate or decline in the future, and as a result stockholders could lose the value of their investment. The market price of our common stock may be affected by a number of factors, including:
•quarterly or annual operating or financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors;
•changes in our forecasted bookings, revenue, earnings, expenses or operating cash flow estimates;
•an increase in our debt or other liabilities;
•market conditions in the electronics systems and semiconductor industries;
•announcements of a restructuring plan;
•changes in leadership;
•repurchases of shares of our common stock or changes to plans to repurchase shares of our common stock;
•a gain or loss of a significant customer or market segment share;
•litigation, investigations or other regulatory actions;
•announcements of a merger, acquisition or other corporate transaction; and
•announcements of new products or acquisitions of new technologies by us, our competitors or our customers.
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
Any potential intellectual property litigation could compel us to do one or more of the following:
•pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;
•stop licensing products or providing services that use the challenged intellectual property;
•obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•redesign the challenged technology, which could be time consuming and costly, or impossible.
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
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:
•shifts in political, trade or other policies or other governmental dynamics resulting from the results of certain elections or votes, such as changes in policies pursued by the United States, China or the Republic of Korea, or changes associated with and the United Kingdom’s withdrawal from the European Union;
•the adoption or expansion of government trade restrictions, including tariffs, export or import regulations, sanctions or other trade barriers;
•limitations on repatriation of earnings;
•limitations on the conversion of foreign currencies;
•reduced protection of intellectual property rights and heightened exposure to intellectual property theft in some countries;
•performance of national economies;

•longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•difficulties in managing foreign operations;
•political and economic instability;
•unexpected changes in regulatory requirements;
•inability to continue to offer competitive compensation in certain growing regions;
•differing employment practices and labor issues;
•United States’ and other governments’ licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products;
•variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other foreign currencies; and
•public health emergencies, such as the recent COVID-19 pandemic and the subsequent public health measures, including restrictions on travel between jurisdictions in which we and our customers and suppliers operate.
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
We have significant operations outside the United States. As of June 27, 2020, approximately 43% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents (including the $350.0 million we borrowed under our revolving credit facility in the first quarter of fiscal 2020), future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows, including our ability to borrow additional amounts under our revolving credit facility. In addition, although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:
•loss of customers;
•loss of market share;

•damage to our reputation;
•failure to attract new customers or achieve market acceptance;
•diversion of development resources to resolve the problem;
•loss of or delay in revenue or payments;
•increased service costs; and
•liability for damages.
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
In addition, sales of our products and services have been and may in the future be delayed if customers delay approval or commencement of projects because of:
•the timing of customers’ competitive evaluation processes; or
•customers’ budgetary constraints and budget cycles.
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
Our certificate of incorporation and bylaws and certain provisions of the Delaware General Corporation Law that apply to us could make it difficult for another company to acquire control of our company. For example:
•Our certificate of incorporation allows our Board of Directors to designate and issue, at any time and without stockholder approval up to 400,000 shares of preferred stock in one or more series. All 400,000 shares of preferred stock are currently designated as Series A Preferred, but because no such shares are outstanding or reserved for issuance, our Board of Directors may reduce the number of shares of preferred stock designated as Series A Preferred to zero. Subject to the Delaware General Corporation Law, our Board of Directors may, as to any shares of preferred stock the terms of which have not then been designated, fix the rights, preferences, privileges and restrictions on these shares, fix the number of shares and designation of any series, and increase or decrease the number of shares of any series if not below the number of outstanding shares plus the number of shares reserved for issuance. Our Board of Directors has the power to issue shares of Series A Preferred with dividend, voting and liquidation rights superior to our common stock at a rate of 1,000-to-1 without further vote or action by the common stockholders.
•Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.
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
As of June 27, 2020, we had total outstanding indebtedness of $696.4 million, including the $350.0 million we borrowed under our revolving credit facility in the first quarter of fiscal 2020. We also have the right to request increased capacity up to an additional $250.0 million under our revolving credit facility subject to the receipt of lender commitments. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:
•making it more difficult for us to satisfy our obligations to service our debt as described above;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements, particularly as the COVID-19 pandemic has impacted financial markets;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•utilizing large portions of our U.S. cash to service our debt obligations because those payments are made in the United States, which may require us to repatriate cash from outside the United States;
•increasing our vulnerability to adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving credit facility, are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors and competitors that have greater access to capital resources;
•limiting our interest deductions for U.S. income tax purposes; and
•increasing our cost of borrowing.
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
The agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make certain investments;
•incur liens;
•incur additional indebtedness and guarantee indebtedness;
•enter into sale and leaseback transactions;
•enter into transactions with affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
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
A breach of the covenants or restrictions under the agreement governing our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2019, our Board of Directors authorized the repurchase of $500 million of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 27, 2020, $194 million remained available to repurchase shares of our common stock under the February 2019 authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 27, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
March 29, 2020 – May 2, 2020	380,920	$73.38	368,782	$242
May 3, 2020 – May 30, 2020	303,335	$82.48	283,197	$218
May 31, 2020 – June 27, 2020	381,402	$91.87	267,779	$194
Total	1,065,657	$82.59	919,758
 ______________________________
(1)Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
(2)The weighted average price paid per share of common stock does not include the cost of commissions.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.1	*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	DEF 14A	000-15867	Appendix A	3/20/2020

31.01	*	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	†	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 is formatted in iXBRL.					X
___________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 20, 2020	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	July 20, 2020	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer