Form 10-Q
period 2020-09-26
CADENCE DESIGN SYSTEMS INC
filed 2020-10-19
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 26, 2020, approximately 278,931,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,306,564	$705,210
Receivables, net	300,413	304,546
Inventories	47,979	55,802
Prepaid expenses and other	81,526	103,785
Total current assets	1,736,482	1,169,343
Property, plant and equipment, net	288,163	275,855
Goodwill	780,842	661,856
Acquired intangibles, net	227,753	172,375
Deferred taxes	722,656	732,367
Other assets	384,256	345,429
Total assets	$4,140,152	$3,357,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$350,000	$—
Accounts payable and accrued liabilities	290,886	316,908
Current portion of deferred revenue	477,003	355,483
Total current liabilities	1,117,889	672,391
Long-term liabilities:
Long-term portion of deferred revenue	84,646	73,400
Long-term debt	346,584	346,019
Other long-term liabilities	195,315	162,521
Total long-term liabilities	626,545	581,940
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	2,186,850	2,046,237
Treasury stock, at cost	(1,934,107)	(1,668,105)
Retained earnings	2,176,595	1,761,688
Accumulated other comprehensive loss	(33,620)	(36,926)
Total stockholders’ equity	2,395,718	2,102,894
Total liabilities and stockholders’ equity	$4,140,152	$3,357,225

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenue:
Product and maintenance	$630,329	$548,105	$1,813,384	$1,639,651
Services	36,278	31,498	109,598	97,113
Total revenue	666,607	579,603	1,922,982	1,736,764
Costs and expenses:
Cost of product and maintenance	64,800	41,715	175,915	135,625
Cost of services	17,484	19,260	56,047	57,404
Marketing and sales	123,738	121,368	369,958	354,406
Research and development	250,934	240,542	743,423	700,566
General and administrative	35,928	33,204	105,161	97,713
Amortization of acquired intangibles	4,438	2,874	13,234	9,341
Restructuring and other charges (credits)	13	(186)	(1,329)	(1,188)
Total costs and expenses	497,335	458,777	1,462,409	1,353,867
Income from operations	169,272	120,826	460,573	382,897
Interest expense	(5,325)	(4,240)	(15,876)	(14,607)
Other income, net	1,766	122	1,862	5,253
Income before provision for income taxes	165,713	116,708	446,559	373,543
Provision for income taxes	4,083	15,194	29,653	44,239
Net income	$161,630	$101,514	$416,906	$329,304
Net income per share – basic	$0.59	$0.37	$1.52	$1.21
Net income per share – diluted	$0.58	$0.36	$1.49	$1.17
Weighted average common shares outstanding – basic	273,996	273,329	273,633	273,224
Weighted average common shares outstanding – diluted	280,024	280,666	279,455	280,817

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$161,630	$101,514	$416,906	$329,304
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	11,539	(11,630)	3,029	(12,222)
Changes in defined benefit plan liabilities	(142)	(365)	277	(2,990)
Total other comprehensive income (loss), net of tax effects	11,397	(11,995)	3,306	(15,212)
Comprehensive income	$173,027	$89,519	$420,212	$314,092

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 26, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, June 27, 2020	278,794	$2,143,016	$(1,856,333)	$2,014,965	$(45,017)	$2,256,631
Net income	—	—	—	161,630	—	$161,630
Other comprehensive income, net of taxes	—	—	—	—	11,397	$11,397
Purchase of treasury stock	(717)	—	(75,011)	—	—	$(75,011)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,093	4,328	23,267	—	—	$27,595
Stock received for payment of employee taxes on vesting of restricted stock	(239)	(5,828)	(26,030)	—	—	$(31,858)
Stock-based compensation expense	—	45,334	—	—	—	$45,334
Balance, September 26, 2020	278,931	$2,186,850	$(1,934,107)	$2,176,595	$(33,620)	$2,395,718

	Three Months Ended September 28, 2019
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, June 29, 2019	280,153	$1,984,464	$(1,526,421)	$1,000,499	$(27,997)	$1,430,545
Net income	—	—	—	101,514	—	$101,514
Other comprehensive loss, net of taxes	—	—	—	—	(11,995)	$(11,995)
Purchase of treasury stock	(1,065)	—	(75,011)	—	—	$(75,011)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,860	(20,563)	36,811	—	—	$16,248
Stock received for payment of employee taxes on vesting of restricted stock	(355)	(4,912)	(24,406)	—	—	$(29,318)
Stock-based compensation expense	—	48,279	—	—	—	$48,279
Balance, September 28, 2019	280,593	$2,007,268	$(1,589,027)	$1,102,013	$(39,992)	$1,480,262

	Nine Months Ended September 26, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment (Note 1)	—	—	—	(1,999)	—	$(1,999)
Net income	—	—	—	416,906	—	$416,906
Other comprehensive income, net of taxes	—	—	—	—	3,306	$3,306
Purchase of treasury stock	(3,124)	—	(250,047)	—	—	$(250,047)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,049	15,086	56,364	—	—	$71,450
Stock received for payment of employee taxes on vesting of restricted stock	(849)	(13,196)	(72,319)	—	—	$(85,515)
Stock-based compensation expense	—	138,723	—	—	—	$138,723
Balance, September 26, 2020	278,931	$2,186,850	$(1,934,107)	$2,176,595	$(33,620)	$2,395,718

	Nine Months Ended September 28, 2019
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	329,304	—	$329,304
Other comprehensive loss, net of taxes	—	—	—	—	(15,212)	$(15,212)
Purchase of treasury stock	(3,719)	—	(231,131)	—	—	$(231,131)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,345	(52,592)	101,719	—	—	$49,127
Stock received for payment of employee taxes on vesting of restricted stock	(1,048)	(11,053)	(63,963)	—	—	$(75,016)
Stock-based compensation expense	—	134,789	—	—	—	$134,789
Balance, September 28, 2019	280,593	$2,007,268	$(1,589,027)	$1,102,013	$(39,992)	$1,480,262

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash and cash equivalents at beginning of period	$705,210	$533,298
Cash flows from operating activities:
Net income	416,906	329,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,019	91,400
Amortization of debt discount and fees	770	747
Stock-based compensation	138,723	134,789
Loss on investments, net	5,118	2,655
Deferred income taxes	(18,966)	(10,938)
Provisions for losses (recoveries) on receivables	1,087	(358)
ROU asset amortization and change in operating lease liabilities	2,064	4,285
Other non-cash items	410	197
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	9,945	26,553
Inventories	6,376	(43,781)
Prepaid expenses and other	22,769	38,703
Other assets	(21,287)	3,554
Accounts payable and accrued liabilities	(30,455)	(4,001)
Deferred revenue	124,491	(6,968)
Other long-term liabilities	4,430	4,163
Net cash provided by operating activities	769,400	570,304
Cash flows from investing activities:
Purchases of non-marketable investments	—	(33,717)
Proceeds from the sale of non-marketable investments	—	2,952
Purchases of property, plant and equipment	(63,745)	(47,527)
Cash paid in business combinations, net of cash acquired	(197,562)	(338)
Net cash used for investing activities	(261,307)	(78,630)
Cash flows from financing activities:
Proceeds from revolving credit facility	350,000	150,000
Payment on revolving credit facility	—	(250,000)
Proceeds from issuance of common stock	71,451	49,127
Stock received for payment of employee taxes on vesting of restricted stock	(85,515)	(75,016)
Payments for repurchases of common stock	(250,047)	(231,131)
Net cash provided by (used for) financing activities	85,889	(357,020)
Effect of exchange rate changes on cash and cash equivalents	7,372	(12,736)
Increase in cash and cash equivalents	601,354	121,918
Cash and cash equivalents at end of period	$1,306,564	$655,216

Supplemental cash flow information:
Cash paid for interest	$10,982	$10,052
Cash paid for taxes, net	44,679	25,439

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 19, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
NOTE 2. DEBT
Cadence’s outstanding debt as of September 26, 2020 and December 28, 2019 was as follows:

	September 26, 2020			December 28, 2019
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$350,000	$—	$350,000	$—	$—	$—
2024 Notes	350,000	(3,416)	346,584	350,000	(3,981)	346,019
Total outstanding debt	$700,000	$(3,416)	$696,584	$350,000	$(3,981)	$346,019
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
Interest accrues on borrowings under the credit facility at either LIBOR plus a margin between 1.250% and 1.875% per annum or at the base rate plus a margin between 0.250% and 0.875% per annum. As of September 26, 2020, the interest rate on Cadence’s revolving credit facility was 1.50%. Interest is payable quarterly. A commitment fee ranging from 0.15% to 0.30% is assessed on the daily average undrawn portion of revolving commitments.
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of September 26, 2020, Cadence was in compliance with all financial covenants associated with the revolving credit facility.

2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $394.4 million as of September 26, 2020.
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
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of September 26, 2020 and December 28, 2019 were as follows:

	As of
	September 26, 2020	December 28, 2019
	(In thousands)
Accounts receivable	$194,093	$179,250
Unbilled accounts receivable	108,877	126,165
Long-term receivables	3,208	3,082
Total receivables	306,178	308,497
Less allowance for doubtful accounts	(2,557)	(869)
Total receivables, net	$303,621	$307,628
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of September 26, 2020 and December 28, 2019, no customer accounted for 10% of Cadence’s total receivables.
NOTE 4. REVENUE
Cadence groups its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Custom IC Design and Simulation	24%	26%	25%	26%
Digital IC Design and Signoff	27%	30%	28%	30%
Functional Verification, including Emulation and Prototyping Hardware*	23%	20%	23%	22%
IP	15%	15%	14%	13%
System Design and Analysis	11%	9%	10%	9%
Total	100%	100%	100%	100%
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
Cadence’s contract balances as of September 26, 2020 and December 28, 2019 were as follows:

	As of
	September 26, 2020	December 28, 2019
	(In thousands)
Contract assets	$8,677	$10,209
Deferred revenue	561,649	428,883
Cadence recognized revenue of $50.5 million and $292.1 million during the three and nine months ended September 26, 2020, respectively, and $44.4 million and $290.4 million during the three and nine months ended September 28, 2019, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.8 billion as of September 26, 2020, which includes $150.9 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of September 26, 2020, Cadence expected to recognize approximately 55% of the revenue included in the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $18.1 million and $38.9 million during the three and nine months ended September 26, 2020, and $10.0 million and $26.7 million during the three and nine months ended September 28, 2019, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 5. ACQUISITIONS
On January 15, 2020, Cadence acquired all of the outstanding equity of AWR Corporation (“AWR”). On February 6, 2020, Cadence also acquired all of the outstanding equity of Integrand Software, Inc. (“Integrand”). These acquisitions enhance Cadence’s technology portfolio to address growing radio frequency design activity, driven by expanding use of 5G communications.

The aggregate cash consideration for these acquisitions was approximately $195.6 million, after taking into account cash acquired of $1.5 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. With its acquisition of AWR and Integrand, Cadence recorded $101.3 million of definite-lived intangible assets, $119.4 million of goodwill and $25.1 million of net liabilities, consisting primarily of deferred tax liabilities, assumed deferred revenue and trade accounts receivable. The weighted-average amortization period for definite-lived intangible assets acquired is approximately 8.9 years. The recorded goodwill is primarily related to the acquired assembled workforce and expected synergies from combining operations of the acquired companies with Cadence. None of the goodwill related to the acquisitions of AWR and Integrand will be deductible for tax purposes. Cadence will also make payments to certain employees, subject to continued employment and other performance-based conditions, through the first quarter of fiscal 2023.
During the third quarter of fiscal 2020, Cadence completed one additional acquisition. This acquisition is not material to the condensed consolidated financial statements.
During the three and nine months ended September 26, 2020, and the three and nine months ended September 28, 2019, transaction costs associated with acquisitions were not material and were expensed as incurred.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 26, 2020 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2019	$661,856
Goodwill resulting from acquisitions	120,219
Effect of foreign currency translation	(1,233)
Balance as of September 26, 2020	$780,842
Acquired Intangibles, Net
Acquired intangibles as of September 26, 2020 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$370,834	$(218,553)	$152,281
Agreements and relationships	180,011	(108,736)	71,275
Tradenames, trademarks and patents	10,590	(6,393)	4,197
Total acquired intangibles	$561,435	$(333,682)	$227,753
During the nine months ended September 26, 2020, Cadence completed the projects previously included in in-process technology and transferred $19.5 million to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization of acquired intangibles for the three and nine months ended September 26, 2020 and September 28, 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Cost of product and maintenance	$11,447	$9,925	$33,791	$31,078
Amortization of acquired intangibles	4,438	2,874	13,234	9,341
Total amortization of acquired intangibles	$15,885	$12,799	$47,025	$40,419
Estimated amortization expense for acquired intangible assets with definite lives for the following five fiscal years and thereafter is as follows:

(In thousands)
2020 - remaining period	$17,169
2021	61,705
2022	43,400
2023	27,870
2024	26,407
Thereafter	51,202
Total estimated amortization expense	$227,753

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended September 26, 2020 and September 28, 2019 as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Cost of product and maintenance	$668	$731	$2,042	$2,064
Cost of services	850	931	2,599	2,626
Marketing and sales	9,699	10,424	29,826	29,039
Research and development	28,652	30,458	87,688	85,015
General and administrative	5,465	5,735	16,568	16,045
Total stock-based compensation expense	$45,334	$48,279	$138,723	$134,789
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $233.0 million as of September 26, 2020, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.0 years.
NOTE 8. STOCK REPURCHASE PROGRAM
As of the end of the second quarter of fiscal 2020, approximately $194 million remained available under Cadence’s previously announced authorization to repurchase shares of Cadence common stock. In July 2020, Cadence’s Board of Directors increased the previously announced authorization to repurchase shares of Cadence common stock by an additional $750 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 26, 2020, approximately $869 million remained available to repurchase shares of Cadence common stock.

The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Shares repurchased	717	1,065	3,124	3,719
Total cost of repurchased shares	$75,011	$75,011	$250,047	$231,131

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. These restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated and charges related to abandoned assets. During the nine months ended September 26, 2020, Cadence revised certain estimates made in connection with its prior restructuring plans and recorded credits of approximately $1.3 million.
The following table presents activity relating to Cadence’s restructuring plans during the nine months ended September 26, 2020:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 28, 2019	$9,229	$409	$9,638
Restructuring and other credits	(1,280)	(49)	(1,329)
Cash payments	(6,955)	(200)	(7,155)
Effect of foreign currency translation	(50)	(3)	(53)
Balance, September 26, 2020	$944	$157	$1,101
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
September 26, 2020
(In thousands)
Accounts payable and accrued liabilities	$1,051
Other long-term liabilities	50
Total restructuring liabilities	$1,101
All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheet as of September 26, 2020. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.

NOTE 10. INCOME TAXES
During Cadence’s third quarter of fiscal 2020, the State of California enacted legislation that, for a three-year period beginning in fiscal 2020, will limit Cadence’s utilization of California research and development tax credits to $5 million annually and will suspend the use of California net operating loss deductions. Due to the tax law change, Cadence intends to make certain tax elections in its fiscal 2019 California income tax return, which allowed Cadence to release approximately $19.0 million of valuation allowance on Cadence’s California research and development tax credit deferred tax assets. Cadence recognized the release of the valuation allowance as a discrete tax benefit during the third quarter of fiscal 2020. Cadence continues to record a valuation allowance on its remaining California research and development tax credit carryforwards.
Cadence’s provision for income taxes of $4.1 million and $29.7 million for the three and nine months ended September 26, 2020, respectively, was primarily related to the federal, state and foreign income taxes on anticipated fiscal 2020 income, partially offset by the tax benefit of $19.0 million for the three and nine months ended September 26, 2020, related to the partial release of the valuation allowance on its California research and development tax credit deferred tax assets, and tax benefits of $19.3 million and $49.0 million for the three and nine months ended September 26, 2020, respectively, related to stock-based compensation that vested or was exercised during the period.
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
The calculations for basic and diluted net income per share for the three and nine months ended September 26, 2020 and September 28, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands, except per share amounts)
Net income	$161,630	$101,514	$416,906	$329,304
Weighted average common shares used to calculate basic net income per share	273,996	273,329	273,633	273,224
Stock-based awards	6,028	7,337	5,822	7,593
Weighted average common shares used to calculate diluted net income per share	280,024	280,666	279,455	280,817
Net income per share - basic	$0.59	$0.37	$1.52	$1.21
Net income per share - diluted	$0.58	$0.36	$1.49	$1.17
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 26, 2020 and September 28, 2019 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Long-term performance-based stock awards	105	1,386	510	279
Options to purchase shares of common stock	23	—	258	476
Non-vested shares of restricted stock	21	1,276	75	1,000
Total potential common shares excluded	149	2,662	843	1,755

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 26, 2020.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 26, 2020 and December 28, 2019:

	Fair Value Measurements as of September 26, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$850,648	$850,648	$—	$—
Marketable equity securities	4,570	4,570	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	36,668	36,668	—	—
Total Assets	$891,886	$891,886	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$3,975	$—	$3,975	$—
Total Liabilities	$3,975	$—	$3,975	$—

	Fair Value Measurements as of December 28, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$445,942	$445,942	$—	$—
Marketable equity securities	4,600	4,600	—	—
Securities held in NQDC trust	34,096	34,096	—	—
Foreign currency exchange contracts	3,557	—	3,557	—
Total Assets	$488,195	$484,638	$3,557	$—

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
Level 3 Measurements
Cadence acquired intangible assets of $101.3 million during the first quarter of fiscal 2020 with its acquisition of AWR and Integrand. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach and level 3 inputs. Key assumptions include the level and timing of expected future cash flows, the level of customer demand and industry outlook for Electronic Design Automation (“EDA”) solutions, discount rates and the economy in general. The fair value of these intangible assets was affected most significantly by the projected income associated with the identified intangible assets and the anticipated timing of the projected income, but was also impacted by the discount rate used to adjust the outcomes to their present values. Cadence used discount rates ranging from 9.0% to 12.5% to value the definite-lived intangible assets acquired during the first quarter of fiscal 2020. The weighted-average discount rate used to value intangible assets was 10.3%.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of its hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 26, 2020 and September 28, 2019.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended September 26, 2020 and September 28, 2019.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of September 26, 2020 and December 28, 2019:

	As of
	September 26, 2020	December 28, 2019
	(In thousands)
Foreign currency translation loss	$(26,474)	$(29,503)
Changes in defined benefit plan liabilities	(7,146)	(7,423)
Total accumulated other comprehensive loss	$(33,620)	$(36,926)
For the three and nine months ended September 26, 2020 and September 28, 2019 there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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
The following table presents a summary of revenue by geography for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Americas:
United States	$269,057	$241,060	$794,545	$718,798
Other Americas	10,956	12,660	29,913	33,091
Total Americas	280,013	253,720	824,458	751,889
Asia:
China	114,160	58,215	275,191	185,570
Other Asia	123,188	120,122	354,063	340,895
Total Asia	237,348	178,337	629,254	526,465
Europe, Middle East and Africa	107,913	106,151	340,173	323,442
Japan	41,333	41,395	129,097	134,968
Total	$666,607	$579,603	$1,922,982	$1,736,764

The following table presents a summary of long-lived assets by geography as of September 26, 2020 and December 28, 2019:

	As of
	September 26, 2020	December 28, 2019
	(In thousands)
Americas:
United States	$231,937	$220,023
Other Americas	748	728
Total Americas	232,685	220,751
Asia:
China	16,315	15,729
Other Asia	27,234	27,890
Total Asia	43,549	43,619
Europe, Middle East and Africa	11,194	10,474
Japan	735	1,011
Total	$288,163	$275,855

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
Our strategy, which we call Intelligent System Design™, is to provide the computational software technologies necessary for our electronic system and semiconductor customers to develop electronic products across a variety of vertical markets including consumer, hyperscale computing, mobile, communications, automotive, aerospace and defense, industrial and healthcare. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA.
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
During the first quarter of fiscal 2020, we completed our acquisitions of AWR and Integrand. The aggregate cash consideration for these acquisitions of approximately $196 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. These acquisitions enhance our technology portfolio to address growing radio frequency design activity, driven by expanding use of 5G communications. These acquisitions have increased expenses, including amortization of acquired intangible assets, more than revenue during the first three quarters of 2020 and are expected to continue to increase expenses more than revenue for the remainder of fiscal 2020.
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of October 19, 2020.
The COVID-19 pandemic has caused some volatility in our usual delivery timing for our hardware and IP products to certain customers. Many of our customers are working remotely, and, in some cases, we have experienced delivery lead times that are longer than normal because of delays in getting access to customer sites to complete our deliveries. In other cases, the amount of our hardware and IP products that we have been able to deliver has been greater than we originally anticipated at the beginning of the respective period. We have also received numerous COVID-19 pandemic-related requests from our customers to allow them to delay their payments to us, while we continue to provide services to these customers. Because of the significant uncertainty regarding the amount that we can collect from customers that are requesting delays to their payment commitments, we have reduced the revenue for the applicable contracts to an amount that we now expect to collect from these customers.
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
See Part II, Item 1A, “Risk Factors” for additional information on the impact of COVID-19.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of October 19, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Results of Operations
Financial results for the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, reflect the following:
•increased product and maintenance revenue, resulting from growth in hardware, IP and software, particularly in China and the United States;
•higher selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements;

•continued investment in research and development activities focused on expanding and enhancing our product portfolio; and
•decreased operating expenses for travel, meetings and events, and professional services due to various measures implemented to contain COVID-19.
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
Revenue by Period
The following table shows our revenue for the three months ended September 26, 2020 and September 28, 2019 and the change in revenue between periods:

	Three Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$630.3	$548.1	$82.2	15%
Services	36.3	31.5	4.8	15%
	$666.6	$579.6	$87.0	15%

The following table shows our revenue for the nine months ended September 26, 2020 and September 28, 2019 and the change in revenue between periods:

	Nine Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,813.4	$1,639.7	$173.7	11%
Services	109.6	97.1	12.5	13%
Total revenue	$1,923.0	$1,736.8	$186.2	11%
Product and maintenance revenue increased during the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, communications, automotive, aerospace and defense, industrial and healthcare. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and nine months ended September 26, 2020 or September 28, 2019.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	September 26, 2020	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019
Custom IC Design and Simulation	24%	24%	25%	25%	26%
Digital IC Design and Signoff	27%	28%	29%	29%	30%
Functional Verification, including Emulation and Prototyping Hardware	23%	24%	23%	24%	20%
IP	15%	14%	14%	13%	15%
System Design and Analysis	11%	10%	9%	9%	9%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
United States	$269.1	$241.1	$28.0	12%
Other Americas	10.9	12.7	(1.8)	(14)%
China	114.2	58.2	56.0	96%
Other Asia	123.2	120.1	3.1	3%
Europe, Middle East and Africa	107.9	106.1	1.8	2%
Japan	41.3	41.4	(0.1)	—%
Total revenue	$666.6	$579.6	$87.0	15%

	Nine Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
United States	$794.5	$718.8	$75.7	11%
Other Americas	29.9	33.1	(3.2)	(10)%
China	275.2	185.6	89.6	48%
Other Asia	354.1	340.9	13.2	4%
Europe, Middle East and Africa	340.2	323.4	16.8	5%
Japan	129.1	135.0	(5.9)	(4)%
Total revenue	$1,923.0	$1,736.8	$186.2	11%
Revenue in the United States increased during the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, primarily due to an increase in revenue for software, hardware and IP offerings.

Revenue in China increased during the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, primarily due to higher than expected levels of hardware and IP sales activity, and we expect that this will continue into the middle of the fourth quarter of fiscal 2020.
Beginning in the second quarter of fiscal 2019, we were not able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of these customers to the “Entity List.” We expect these restrictions and new or expanded trade restrictions to continue to impact revenue from certain customers in China.
For the primary factors contributing to the change in revenue for other geographies during the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, see the general description under “Revenue by Period” and “Revenue by Product Category” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	40%	42%	41%	41%
Other Americas	2%	2%	2%	2%
China	17%	10%	14%	11%
Other Asia	19%	21%	18%	20%
Europe, Middle East and Africa	16%	18%	18%	18%
Japan	6%	7%	7%	8%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$64.8	$41.7	$23.1	55%
Cost of services	17.5	19.3	(1.8)	(9)%

	Nine Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$175.9	$135.6	$40.3	30%
Cost of services	56.0	57.4	(1.4)	(2)%
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

A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$53.4	$31.8	$21.6	68%
Amortization of acquired intangibles	11.4	9.9	1.5	15%
Total cost of product and maintenance	$64.8	$41.7	$23.1	55%

	Nine Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$142.1	$104.5	$37.6	36%
Amortization of acquired intangibles	33.8	31.1	2.7	9%
Total cost of product and maintenance	$175.9	$135.6	$40.3	30%
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
The changes in product and maintenance-related costs for the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation and prototyping hardware costs	$21.7	$37.3
Other items	(0.1)	$0.3
Total change in product and maintenance-related costs	$21.6	$37.6
Emulation and prototyping hardware costs included in the cost of product and maintenance increased during the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, primarily due to increased deliveries of hardware products to customers and increased reserves for inventory.
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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, stock-based compensation, restructuring activities, foreign exchange rate movements, and the impact of our variable compensation programs that are driven by operating results. During the three and nine months ended September 26, 2020 we experienced decreased operating expenses for travel, meetings and events, and professional services due to various measures implemented to contain COVID-19.

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
Our operating expenses for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$123.7	$121.4	$2.3	2%
Research and development	250.9	240.5	10.4	4%
General and administrative	35.9	33.2	2.7	8%
Total operating expenses	$410.5	$395.1	$15.4	4%

	Nine Months Ended		Change
	September 26, 2020	September 28, 2019	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$370.0	$354.4	$15.6	4%
Research and development	743.4	700.6	42.8	6%
General and administrative	105.2	97.7	7.5	8%
Total operating expenses	$1,218.6	$1,152.7	$65.9	6%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Marketing and sales	19%	21%	19%	21%
Research and development	38%	41%	39%	39%
General and administrative	5%	6%	5%	6%
Total operating expenses	62%	68%	63%	66%
Marketing and Sales
The increase in marketing and sales expense for the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$7.9	$23.0
Home office-related expenses	—	2.0
Marketing programs	(0.3)	(2.1)
Travel and sales meetings	(4.0)	(9.3)
Other items	(1.3)	2.0
Total change in marketing and sales expense	$2.3	$15.6

During the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, salary, benefits and other employee-related costs included in marketing and sales expense increased due primarily to additional headcount from hiring and acquisitions. This increase was partially offset by reduced costs for marketing events and travel due to COVID-19. We expect marketing and sales expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019, due to increased employee-related costs due to additional headcount from hiring and acquisitions.
Research and Development
The increase in research and development expense for the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$16.5	$44.3
Home office-related expenses	—	5.3
Product development costs	1.2	4.2
Stock-based compensation	(1.8)	2.7
Professional services	(0.9)	(2.7)
Facilities and other infrastructure costs	(2.1)	(4.0)
Travel	(3.5)	(8.3)
Other items	1.0	1.3
Total change in research and development expense	$10.4	$42.8
During the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, salary, benefits and other employee-related costs included in research and development expense increased due primarily to additional headcount from hiring and acquisitions. This increase was partially offset by reduced costs for travel due to COVID-19. We expect research and development expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019, due to increased employee-related costs due to additional headcount from hiring and acquisitions.
General and Administrative
The increase in general and administrative expense for the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Professional services	0.2	4.4
Salary, benefits and other employee-related costs	1.3	2.1
Bad debt	0.1	1.5
University endowment	—	(3.0)
Other items	1.1	2.5
Total change in general and administrative expense	$2.7	7.5
Costs of professional services included in general and administrative expense increased during the three and nine months ended September 26, 2020, as compared to the three and nine months ended September 28, 2019, primarily due to consulting fees related to an internal realignment of our international operating structure, acquisition and integration-related costs.

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
During the nine months ended September 26, 2020, we revised certain estimates made in connection with prior restructuring plans and recorded credits of approximately $1.3 million. For additional information about our restructuring plans, see Note 9 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In millions)
Contractual interest expense:
2024 Notes	3.8	3.8	11.4	11.4
Revolving credit facility	1.3	0.1	3.8	2.3
Amortization of debt discount:
2024 Notes	0.2	0.2	0.7	0.6
Other	—	0.1	—	0.3
Total interest expense	$5.3	$4.2	$15.9	$14.6
We expect interest expense to increase during the remainder of fiscal 2020, as compared to fiscal 2019. For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
			(In millions, except percentages)
Provision for income taxes	$4.1	$15.2	$29.7	$44.2
Effective tax rate	2.5%	13.0%	6.6%	11.8%
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that was enacted by the United States on March 27, 2020 did not have a material impact on our provision for income taxes for the three and nine months ended September 26, 2020.
On June 29, 2020, the State of California enacted legislation that, for a three-year period beginning in fiscal 2020, will limit our utilization of California research and development tax credits to $5 million annually and will suspend the use of California net operating loss deductions. We accounted for the effects of the California tax law change during the third quarter of fiscal 2020, the period of enactment. We recognized a discrete tax benefit of approximately $19.0 million during the third quarter of fiscal 2020 due to a partial release of the valuation allowance on our California research and development tax credit deferred tax assets as a result of certain tax elections we intend to make in our 2019 California tax filings.
Our provision for income taxes for the three and nine months ended September 26, 2020 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2020 income, partially offset by the tax benefit of $19.0 million for the three and nine months ended September 26, 2020, related to the partial release of the valuation allowance on our California research and development tax credit deferred tax assets and the tax benefits, of $19.3 million and $49.0 million for the three and nine months ended September 26, 2020, respectively, related to stock-based compensation that vested or was exercised during the period.

Our provision for income taxes for the three and nine months ended September 28, 2019 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2019 income, partially offset by tax benefits of $15.0 million and $35.2 million for the three and nine months ended September 28, 2019, respectively, related to stock-based compensation that vested or was exercised during each period.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if the portion of our earnings in countries with lower tax rates were to decline. We currently expect that our fiscal 2020 effective tax rate will be approximately 9%. We expect that our quarterly effective tax rates will vary from our fiscal 2020 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”
Liquidity and Capital Resources

	As of
	September 26, 2020	December 28, 2019	Change
	(In millions)
Cash and cash equivalents	$1,306.6	$705.2	$601.4
Net working capital	618.6	497.0	121.6
Cash and Cash Equivalents
As of September 26, 2020, our principal sources of liquidity consisted of $1,306.6 million of cash and cash equivalents as compared to $705.2 million as of December 28, 2019.
During the first quarter of fiscal 2020, we borrowed $350.0 million under our revolving credit facility as a precautionary measure to provide additional liquidity in light of the recent global economic uncertainty and financial market conditions caused by the COVID-19 pandemic. This borrowing represents the full amount available under our revolving credit facility; however, we are entitled to request increased capacity up to an additional $250.0 million subject to the receipt of lender commitments. As of September 26, 2020, the interest rate on our revolving credit facility was 1.50%. In addition to borrowings under our revolving credit facility, our primary sources of cash and cash equivalents during the nine months ended September 26, 2020 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the nine months ended September 26, 2020 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, cash paid in business combinations, payment of taxes on vesting of restricted stock held by employees, and purchases of property, plant and equipment.
Approximately 38% of our cash and cash equivalents were held by our foreign subsidiaries as of September 26, 2020. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of September 26, 2020, as compared to December 28, 2019, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Nine Months Ended
	September 26, 2020	September 28, 2019	Change
	(In millions)
Cash provided by operating activities	$769.4	$570.3	$199.1

Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the nine months ended September 26, 2020, as compared to the nine months ended September 28, 2019, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Nine Months Ended
	September 26, 2020	September 28, 2019	Change
	(In millions)
Cash used for investing activities	$(261.3)	$(78.6)	$(182.7)
Cash used for investing activities increased during the nine months ended September 26, 2020, as compared to the nine months ended September 28, 2019, primarily due to payments for business combinations and an increase in purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Nine Months Ended
	September 26, 2020	September 28, 2019	Change
	(In millions)
Cash provided by (used for) financing activities	$85.9	$(357.0)	$442.9
Cash flows from financing activities increased during the nine months ended September 26, 2020, as compared to the nine months ended September 28, 2019, primarily due to increased net borrowings under our revolving credit facility and increased proceeds from the issuance of our common stock, partially offset by increases in repurchases of common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of the end of the second quarter of fiscal 2020, approximately $194 million remained available under our previously announced authorization to repurchase shares of our common stock. In July 2020, our Board of Directors increased the previously announced authorization to repurchase shares of our common stock by an additional $750 million. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 26, 2020, approximately $869 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million subject to the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of September 26, 2020, there were $350.0 million of borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of September 26, 2020, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of September 26, 2020. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2020.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$124.3	0.85
British pound	123.8	0.77
Israeli shekel	49.4	3.40
Japanese yen	39.6	105.74
Swedish krona	29.5	8.86
Indian rupee	18.8	74.96
Chinese renminbi	15.5	6.96
Canadian dollar	7.9	1.33
Taiwan dollar	6.1	29.09
Other	2.4	N/A
Total	$417.3
Estimated fair value	$(4.0)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of September 26, 2020.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of September 26, 2020, there were $350.0 million borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2020.
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
Based on their evaluation as of September 26, 2020, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of October 19, 2020.
In addition, many of our customers are working remotely, which has delayed and may in the future delay the timing of some orders and deliveries due to their and our compliance with government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate. For example, during the third quarter of 2020, we were unable to install some of our hardware products due to our inability to access certain customers’ sites.
The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. For example, we may continue to be unable to install our hardware at certain customer sites, and access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may in the future be disrupted due to the shelter-in-place orders.
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
In fiscal 2019 and 2020, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List or are subject to new or expanded trade restrictions, such as the expansion of the scope of military end-users and military end-use by BIS in April 2020 and the foreign-produced direct product rules in August 2020, and in the absence of a license from the BIS, it will have a negative effect on our ability to sell products and provide services to these customers. In addition, new or expanded trade restrictions, such as the expansion of the military end-user, military end-use rule and the foreign-produced direct product rules, will increase our costs or expenses. Entity List restrictions and other trade restrictions will also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List and other trade restrictions could increase as a result of these limitations.
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
Our Intelligent System Design strategy requires the development or acquisition of products, expertise, and marketing and operations infrastructure in new areas of technology. Our inability to develop or acquire these capabilities could impede our ability to address the requirements in technology segments which are expected to contribute to our growth.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% during both the nine months ended September 26, 2020 and the nine months ended September 28, 2019. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
We have significant operations outside the United States. As of September 26, 2020, approximately 38% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents (including the $350.0 million we borrowed under our revolving credit facility in the first quarter of fiscal 2020), future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows, including our ability to borrow additional amounts under our revolving credit facility. In addition, although the Tax Act may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, is located in the Silicon Valley area of Northern California, a region known to experience seismic activity and wildfires. If significant seismic activity or wildfires were to occur or reoccur, our operations may be interrupted, which could adversely impact our business and results of operations.
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
As of September 26, 2020, we had total outstanding indebtedness of $696.6 million, including the $350.0 million we borrowed under our revolving credit facility in the first quarter of fiscal 2020. We also have the right to request increased capacity up to an additional $250.0 million under our revolving credit facility subject to the receipt of lender commitments. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 2024 Notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of the end of the second quarter of fiscal 2020, approximately $194 million remained available under our previously announced authorization to repurchase shares of our common stock. In July 2020, our Board of Directors increased the previously announced authorization to repurchase shares of our common stock by an additional $750.0 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 26, 2020, $869 million remained available to repurchase shares of our common stock under current authorizations.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 26, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
June 28, 2020 – August 1, 2020	279,761	$100.33	269,493	$917
August 2, 2020 – August 29, 2020	438,141	$109.80	225,108	$892
August 30, 2020 – September 26, 2020	237,540	$105.16	221,970	$869
Total	955,442	$105.87	716,571
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.01	*	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	†	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL.					X
___________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 19, 2020	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	October 19, 2020	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer