Form 10-K
period 2021-01-02
CADENCE DESIGN SYSTEMS INC
filed 2021-02-22
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 27, 2020 was approximately $26,162,000,000.
On February 6, 2021, approximately 278,974,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 2, 2021

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
Overview
Cadence is a leader in electronic design, building upon more than 30 years of computational software expertise. We apply our underlying Intelligent System Design™ strategy to deliver software, hardware and IP that turn design concepts into reality. Our customers include some of the world’s most innovative companies that deliver extraordinary electronic products from chips to boards to systems for dynamic market applications including consumer, hyperscale computing, 5G communications, mobile automotive, aerospace and defense, industrial and healthcare.
Our products and services are designed to give our customers a competitive edge in their development of integrated circuits (“ICs”), systems-on-chip (“SoCs”), and increasingly sophisticated electronic devices and systems. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market, improving engineering productivity and reducing their design, development and manufacturing costs. Our customers create and sell electronic products at differing levels of end-product completeness.
Our electronic systems customers deliver entire devices, such as smartphones, laptop computers, gaming systems, automobiles and autonomous driving systems, servers, cloud data center infrastructure, artificial intelligence (“AI”) systems, aerospace and defense, medical equipment and networking products. These systems companies internally develop, or externally purchase, the sub-components for their products, including printed circuit boards (“PCBs”), which interconnect all the hardware components, ICs, which are often referred to as computer chips, and software at various levels which runs on the hardware. Our semiconductor customers deliver ICs, which include subcategories such as memory chips, SoCs, analog chips, processors and other types of chips.
We offer software, hardware, services and reusable IC design blocks, which are commonly referred to as intellectual property (“IP”). Systems customers use our offerings to develop and integrate software that is key to the functionality and analysis of their products, as well as to design their ICs and PCBs. Our semiconductor customers use our offerings to design, configure, analyze and verify ICs. Additionally, some customers license our IP, which accelerates their product development processes by providing pre-designed and verified circuit blocks for their ICs.
With our Intelligent System Design™ strategy, we provide the computational software technologies necessary for our electronic system and semiconductor customers to develop electronic products across a variety of vertical markets including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare. We address the challenges posed by the needs and trends of electronic systems companies as well as semiconductor companies delivering greater portions of these systems.
The development of electronic products, or their sub-components, is complex and requires many engineers using our solutions with specialized knowledge and skill. The rate of technical innovation in electronics is swift, long driven by a concept known as Moore’s Law, which more than 50 years ago predicted that the complexity of ICs would double approximately every 24 months. In order to make our customers successful, our products must handle this exponential growth rate in complexity, without requiring a corresponding increase in our customers’ costs. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond core EDA to enable computational software for Intelligent System Design across three layers as illustrated below—starting with IC and SoC design excellence, followed by system innovation, and then pervasive intelligence.

Cadence Intelligent System Design Strategy
Aero / Defense
Datacenter
Mobile
5G
Communications
Automotive
Industrial
Healthcare
PERVASIVE INTELLIGENCE
• Machine Learning (ML) technology
• Artificial Intelligence (AI) enablement
SYSTEM INNOVATION
• System Design and Analysis – IC Packaging, Printed Circuit Board (PCB), System Analysis, and RF
• System and Embedded Software Partnerships
DESIGN EXCELLENCE
• Custom IC Design and Simulation
• Digital IC Design and Signoff
• Functional Verification – Hardware and Software
• Intellectual Property (IP) – Interface and Processor
Cloud Enabled — Partnerships with Ecosystem Leaders

The IC and SoC design excellence requires technologies for custom IC, digital IC design and signoff, and functional verification, and leverages pre-built semiconductor IP. These tools, IP and associated services are specifically designed to meet the growing requirements of engineers designing increasingly complex chips across analog, digital and mixed-signal domains, and perform the associated verification tasks, including validation of low-level software running on the silicon model, thereby enabling design teams to manage complexity and verification throughput without commensurately increasing the team size or extending the project schedule, while reducing technical risks.
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
The third layer of our strategy addresses pervasive intelligence in new electronics. It starts with providing solutions and services to develop AI-enhanced systems and includes machine learning and deep learning capabilities being added to the Cadence® technology portfolio to make IP and tools more automated and to produce optimized results faster.
Our software and emulation products also support cloud access to address the growing computational needs of our customers.
Business Drivers
Our products and services enable our customers to design complex and innovative electronic products that are accelerated by the growing digital transformation. Demand for our technology and expertise is driven by increasing complexity and our customers’ investment in new designs and products. The most promising new opportunities for us involve enabling the design of electronic systems for consumer (including augmented reality (“AR”), virtual reality (“VR”), and internet of things (“IoT”), hyperscale computing (including data center infrastructure), AI, edge computing, mobile, communications (including 5G networks), automotive, aerospace and defense, and industrial and healthcare subsystems. Large and existing electronics categories, such as data center infrastructure, mobile, smartphones and networking products continue to provide business opportunities for us as customers initiate new design projects.
Underlying the requirements within any particular vertical market sector is the availability of rapidly improving IC manufacturing technology. In order for our customers to take advantage of such advancements, some of our products need to first incorporate new capabilities such that they can exploit new manufacturing capabilities. This dependency means that we must invest significantly in product research and development (“R&D”) to keep pace with the latest manufacturing technology. The demand for new IC manufacturing technology directly impacts the demand for our newest products.

Another driver for our business is the differentiation, capabilities and benefits provided to our customers by our products. With the rapid pace of innovation comes the opportunity for our products to address growing key challenges associated with electronic product creation, such as power consumption, performance, chip area and cost. Our products and services have unique attributes that our customers value. In general, these attributes can be grouped into broader categories such as quality of results (“QoR”) (in terms of power consumption, performance and chip area), engineering productivity, tool performance, and faster time to market. We are applying machine learning or computational software techniques within our products to enhance QoR, productivity, performance and methodology.
Products and Product Strategy
Our Intelligent System Design strategy enables our customers to address a broad range of challenges that arise as they develop electronic products. Our solutions are categorized according to the role they play in the electronic product design process. We combine our products and technologies into categories related to major design activities, including Custom IC Design and Simulation, Digital IC Design and Signoff, Functional Verification, IP, and System Design and Analysis.
Custom IC Design and Simulation
Our Custom IC design and simulation offerings are used by our customers to create schematic and physical representations of circuits down to the transistor level for analog, mixed-signal, custom digital, memory and RF designs. These representations are verified using simulation tools optimized for each type of design, including the design capture environment, simulation and IC layout within the Virtuoso® custom IC design platform. Other tools in the custom IC portfolio are used to prepare the designs for manufacturing.
The Virtuoso Advanced-Node Platform adds functionality to the base Virtuoso package to enable the use of three-dimensional transistors (“FinFETs”), multi-patterning and other technologies required for advanced designs. The Virtuoso RF Solution addresses the challenges of RF design across chip, package and board. The Spectre® Simulation Platform provides large-scale verification simulation. The Virtuoso System Design Platform enables engineers to design and verify concurrently across the chip, package and board.
Digital IC Design and Signoff
Digital IC design and signoff offerings are used to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (please refer to the discussion under “Functional Verification” below). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified. Our digital IC design and signoff technology suite provides a full flow to achieve power, performance, and area (“PPA”) design targets, and includes three major categories: logic design, physical implementation and signoff.
Our logic design offering is comprised of logic synthesis, test and equivalence checking capabilities and is typically used by customers to create and verify designs in conjunction with our functional verification capabilities. The offering includes the Genus™ Synthesis Solution, a logic synthesis offering that provides fast throughput while also offering high quality results, and the Joules™ RTL Power Solution, which delivers fast power analysis while preserving near-signoff accuracy. We also offer the Modus software solution, which reduces SoC design-for-test (“DFT”) time.
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
Our signoff offering is comprised of tools used to sign off the design as ready for manufacture by a semiconductor foundry, which provides certification for this step. This offering includes the Tempus™ Timing Signoff Solution, Voltus™ Power Integrity Solution, Quantus™ Extraction Solution and Pegasus™ Physical Verification System. Our design-for-manufacturing (“DFM”) products are also included in our signoff offering and are used by customers to address manufacturing and yield issues as early in the product development process as possible.
Functional Verification
Functional verification products are used by our customers to effectively and efficiently verify that the circuitry or the software they have designed is consistent with the functional specification. Verification is largely done throughout the design process, with the objective of identifying as many potential functional problems as possible before manufacturing the circuitry, thereby significantly reducing the risk of discovering a costly error in the completed product.
Our Verification Suite™ includes four primary verification engines, starting with the JasperGold® Formal Verification Platform and Xcelium™ Parallel Logic Simulation Platform, which are used in the early stages of design verification, often at the IP and subsystem level. Once the design is more mature, with early formal and simulation verification tasks performed, verification engineers deploy our Palladium® Enterprise Emulation Platform and Protium™ FPGA-Based Prototyping Platforms for more comprehensive chip verification, often running low-level embedded software on top of a model of the chip, to ensure proper functionality before silicon manufacturing.

These engines are used for early bug detection, verification of block-level functionality, verification acceleration and emulation of system-level functionality, system-level power exploration, analysis and optimization, and system-level prototyping for hardware/software co-verification. The Palladium Z1 platform provides high throughput, capacity, data center reliability and workgroup productivity to enable global design teams to develop advanced hardware-software systems. The Protium platform leverages a common front end with the Palladium environment to move designs rapidly from emulation to the prototyping stage, allowing for software development to start weeks to months earlier than otherwise possible.
These engines are also supported by other verification tools that provide an environment that allows for effective verification throughput and management, including verification planning and metric tracking, testbench automation, debugging and software-driven tests, enabling our customers to coordinate verification activities across multiple verification engines, and teams and locations for effective verification closure.
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
We also offer a broad range of Verification IP (“VIP”) with memory models, which model the expected behavior of many industry standard protocols when used with verification solutions and are complementary to our design IP offerings. VIP and accelerated VIP (“AVIP”), which is used in emulation, are used across the suite of functional verification engines to verify the correct interaction with dozens of design IP interface protocols such as DDR, USB and PCI Express®. Recently, we have added System VIP offerings for system-level verification to model full system-level behavior at the chip level.
System Design and Analysis
Our system design and analysis offerings are used by our customers to develop PCBs and IC packages and to analyze electromagnetic, electro-thermal and other multi-physics effects.
The capabilities in the Allegro® System Design Platform include PCB authoring and implementation, IC package and system-in-package (“SiP”) design, signal and power integrity (“SI/PI”) analysis, and PCB library design management and collaboration. The need for compact, high-performance mobile, consumer and automotive design with advanced serial interconnect is driving the technology evolution for our PCB offerings. For mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is primarily marketed worldwide through a network of resellers.
The speed and close proximity of signals on silicon, through packages to boards, and through connectors and cables, exposes these communications to various kinds of interference, generates heat and emits electromagnetic radiation. Careful analysis is required to assure these systems will work as designed under a wide range of operating conditions and within compliance of standards and laws. The complexity of these devices and signal transmissions requires analysis and simulation throughout the product lifecycle to meet these objectives. Our Clarity™ 3D Solver for electromagnetic and power electronics analysis and simulation, as well as our Celsius™ Thermal Solver, provide the foundation for multi-physics analysis technology, with complete electrical-thermal co-simulation for electronic systems from ICs to physical enclosures. In 2020, we expanded our technology portfolio with the Clarity 3D Transient Solver, a 3D finite difference time domain (“FDTD”) electromagnetic (“EM”) simulation software tool for simulating complex systems and subsystems, the EMX Planar 3D Solver, an EM simulator for high-frequency RF- and mixed-signal circuits and the portfolio from our acquisition of AWR Corporation (“AWR”) that provides software products used by microwave and RF engineers to design wireless products for complex, high-frequency RF applications.
Recent Acquisitions
To broaden the Cadence System Design and Analysis portfolio and expand the engineering talent, we entered into a definitive agreement to acquire Belgium-based Numerical Mechanics Applications International SA (“NUMECA”), a leader in computational fluid dynamics (“CFD”), mesh generation, multi-physics simulation and optimization. The addition of NUMECA’s technologies and talent supports our Intelligent System Design™ strategy, servicing a fast-moving CFD market segment where accuracy, reliability and predictability are paramount concerns for high-fidelity modeling. The acquisition is expected to close in the first quarter of fiscal 2021, subject to customary closing conditions.
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
The Cadence Cloud portfolio, consisting of Cadence-managed and customer-managed environments for electronic product developers using the scalability of the cloud, continues to expand and now includes a broader cloud-ready set of products. Contractual arrangements with customers for both environments are time-based, similar to the on-premises software license arrangements described above.
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
Our education services offerings can be customized and include training programs that are delivered online, app-based, or in a classroom setting. The content of these offerings ranges from the latest design techniques to methodologies for using the most recent features of our products. The primary focus of education services is to accelerate our customers’ path to productivity in the use of our products.
In fiscal 2020, as part of our continuous endeavor to simplify training for our customers, we integrated Cadence Training’s Learning Management System and Cadence Support to create the Cadence Learning and Support System. With a single sign-on and an improved user experience, the new system gives customers easy access to extensive content. In addition, we made online training free of cost and expanded our webinar offerings to support the increase in the number of our customers working from home this year.
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
We offer engineering services to collaborate with our customers in the design of complex ICs and the implementation of key design capabilities, including low power design, IC packaging and board design, functional verification, digital implementation, analog/mixed-signal design and system-level design. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, hyperscale computing, 5G communications, mobile automotive, aerospace and defense, industrial and healthcare. These ICs range from digital SoCs and analog and RF designs to complex mixed-signal ICs.
In delivering methodology services, we leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to improve the productivity of our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourced, consultative and collaborative offerings.
Third-Party Programs and Initiatives
In addition to our products, many customers use design tools that are provided by other companies, as well as design IP available from alternative suppliers. We support the use of third-party design products and design IP through our Cadence Connections® program and through our participation in industry groups such as the Silicon Integration Initiative and Accellera System Initiative. We actively contribute to the development and deployment of industry standards.
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

	2020		2019		2018
	(In millions, except percentages)
Product and maintenance	$2,537	95%	$2,204	94%	$1,998	93%
Services	146	5%	132	6%	140	7%
Total revenue	$2,683		$2,336		$2,138
Between 85% and 90% of our revenue is characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties from certain IP arrangements, maintenance on IP licenses and hardware, operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements.
The remainder of our revenue is characterized as up-front revenue, which is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue may be impacted by delivery of hardware and IP products to our customers in any single fiscal period.
For an additional description of our product and maintenance and services revenue, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2020 results of operations and our financial position as of January 2, 2021, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Backlog and Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. We have elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.9 billion as of January 2, 2021, which includes $133.6 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. We expect to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, as revenue over the next 12 months and the remainder thereafter.
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
Research and Development
Our future performance depends on our ability to innovate, commercialize newly developed solutions and enhance and maintain our current products. The primary areas of our R&D align with our product categories discussed above. We must continuously re-engineer our products to solve new or increased physics challenges that arise with each successive process node and address the increase in complexity that is introduced by the resulting much larger designs. We must also keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect to continue to invest in R&D.
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
Governmental Regulations
We are subject to a variety of federal, state, local and foreign laws and regulations relating to our business and operations. These include, but are not limited to, laws and regulations related to import and export controls, anti-corruption, competition, data privacy, and employment. For example, we are subject to the regulations of the United States and certain other jurisdictions in selling or shipping our products and technology outside the United States and to foreign nationals, including tariffs, trade protection measures, import or export licensing requirements, sanctions and other trade barriers, such as U.S. Export Administration regulations and “Entity List” restrictions imposed by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce. Import/export regulations limiting or banning sales into certain countries or to certain companies have impacted our ability to transact business in certain countries and with certain customers. In addition, as a result of our international operations, we are subject to laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws, prohibiting corrupt payments to governmental officials, as well as anti-competition regulations. We are also subject to laws and regulations governing data privacy in the U.S. and other jurisdictions, such as the General Data Protection Regulation (“GDPR”) in the European Union.
These laws and regulations are complex and may change or develop over time, sometimes with limited notice. We may incur significant expenditures in future periods related to compliance, which could restrict our business operations. For more information on risks related to these regulations, see the relevant discussions throughout Item 1A, "Risk Factors."
Competition
We compete most frequently with Synopsys, Inc., Siemens EDA, and ANSYS, Inc., and also with numerous other tools providers, electronics device manufacturers with their own EDA capabilities, technical or computational software companies, electronics design and consulting companies, and other IP companies. These include U.S. based companies such as Keysight Technologies, Inc. and CEVA, Inc., and foreign companies such as Altium Limited (Australia), Zuken Ltd. (Japan), and emerging competitors in China like Huada Empyrean, Xpeedic, X-EPIC, Primarius Technologies and Giga-DA.
Certain competitive factors in the engineering services business differ from those of the products businesses. While we compete with other computational software companies in the engineering services business, our principal competitors include independent engineering service businesses. Many of these companies are also customers, and therefore use our product offerings in the delivery of their services or products.
For more information on risks related to competitive factors affecting our business, see the relevant discussions throughout Item 1A, “Risk Factors.”
Human Capital Resource Management
Our future success is inextricably linked to our ability to attract, retain and develop exceptional talent globally. To facilitate talent attraction and retention, Cadence invests in key initiatives including, but not limited to, diversity and inclusion, physical and mental health, and talent development. Our cultural tenet is “One Team – One Cadence.” This culture-first message underpins our belief that a diverse, highly supported and engaged workforce is critical to the foundation of our business success.
Employees
Our employees represent the best and brightest in our industry and the talent we select to be a part of our team defines our culture and success. As of January 2, 2021, we had approximately 8,800 full-time employees. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in technical roles.
Diversity and Inclusion
We believe that workforce diversity and inclusion advance high performance and innovation. We recognize that gender and racial disparities remain a challenge in the technology field, and with a high proportion of technical employees, Cadence is deeply committed to addressing this issue. Some of our key programs and initiatives aimed at addressing this issue include:
•Regular monitoring of the diversity of our current workforce and candidate pool, with an aim to identify and address areas where we can improve.
•Partnerships with organizations such as National Society of Black Engineers (“NSBE”), Society of Hispanic Professional Engineers (“SHPE”), Out in Tech, and Society of Women Engineers (“SWE”) to advance our inclusion efforts. These partnerships allow us to do more targeted recruiting, outreach, and engagement with these communities.
•An Advanced Leadership Program for top women talent, and for top Black and Latinx talent in 2021, which provides specialized coaching, workshops and career opportunities.

•An IMPACT mentorship program which gives women, and U.S. Black and Latinx employees in 2021, an opportunity to choose a meaningful mentor.
•Unconscious bias training and resources for managers.
•Inclusion Groups for Black, Latinx, LGBTQ+, Veterans, and Women employees and allies to foster dialogue and promote awareness.
•Networking events hosted by our Women@Cadence group to build a strong community.
Health, Safety and Wellness
We strive to create a safe and rewarding environment to enable our employees to develop the innovations necessary for Cadence’s sustained success.
The vast majority of our employees worked from home during fiscal 2020. To promote health and well-being during the challenges brought on by the COVID-19 pandemic, we provided employees with additional time off to focus on themselves and their families and provided two cash stipends to assist with telecommuting expenses and to enhance employees’ home working environment. Additionally, we enhanced our global employee assistance programs to connect employees and their families with resources, information, and counseling to address the challenges caused by the pandemic, such as increased anxiety or stress.
To provide for both the physical and mental health of our employees, we offer a variety of unique benefits in addition to traditional health insurance. Our U.S. health and well-being benefits include fertility benefits, coverage for transgender employees undergoing medical treatment, expanded new parent leave, adoption and surrogacy benefits, financial planning and coaching services, and legal services. We also provide training and tools for stress management, time management, conflict resolution, and cultural and emotional intelligence.
Compensation
To inspire and recognize our employees, we offer competitive compensation and benefits programs. Cadence’s compensation programs link employee compensation to Cadence’s business and individual performance. We also offer a semi-annual bonus program, 401(k) match, Employee Stock Purchase Plan, and equity compensation. In addition, our employees are eligible to receive monetary awards from their colleagues through our peer-to-peer recognition program.
Talent Development
To help employees succeed in their current roles, pursue their passions and develop the skills necessary for advancement, we provide formal training programs and curriculums in addition to on-the-job training. Our High-Performance Culture portal provides our employees with valuable resources such as a comprehensive online Learning Management program with training and development tools on a broad range of topics and skills. Cadence also offers tuition reimbursement opportunities to employees continuing in fields relevant to their job.
Community Outreach
We believe it is important that we create meaningful opportunities for employees to connect and contribute to their community. We provide opportunities for paid volunteer time off annually, charitable contribution matching, company-wide volunteer campaigns and international service immersion projects.
Corporate Responsibility
We believe that, in general, the best and brightest talent is inclined to build a career with a responsible organization that positively impacts society. Among our efforts to be that type of organization, we are actively investing in initiatives to help combat global climate change by reducing our environmental footprint. Using 2019 as a baseline, we have set a target to reduce our scope 1 and scope 2 emissions by 15% by 2025. We encourage you to review our 2019 Sustainability Report (located at www.cadence.com), and our 2020 Sustainability Report when released, for more information on all of our Environmental, Social and Governance (“ESG”) initiatives.
Corporate Information
Our headquarters is located at 2655 Seely Avenue, San Jose, California 95134. Our telephone number is (408) 943-1234. We use our website at www.cadence.com to communicate important information about our company, including news releases and financial information. Our website permits investors to subscribe to email notification alerts when we post new material information on our website. We also make available on our investor relations webpage, free of charge, copies of our SEC filings and submissions, which can be found at the SEC’s website, www.sec.gov, as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Website references are provided throughout this document for convenience only. The contents of these websites do not constitute a part of this Annual Report and shall not be deemed incorporated by reference into this Annual Report unless expressly noted.
Fiscal Year End
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2020 was a 53-week year, compared to 2019 and 2018, which were each 52-week fiscal years.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information regarding our executive officers as of February 22, 2021:

Name	Age	Positions and Offices
Lip-Bu Tan	61	Chief Executive Officer and Director
John M. Wall	50	Senior Vice President and Chief Financial Officer
Anirudh Devgan	51	President
Thomas P. Beckley	63	Senior Vice President, Research and Development
Alinka Flaminia	59	Senior Vice President, Chief Legal Officer and Corporate Secretary
Surendra Babu Mandava	62	Senior Vice President, Research and Development
Chin-Chi Teng	55	Senior Vice President, Research and Development
Neil Zaman	52	Senior Vice President and Chief Revenue Officer
Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.
LIP-BU TAN has served as Chief Executive Officer of Cadence since January 2009. From January 2009 to November 2017, Mr. Tan also served as President of Cadence. Mr. Tan has been a member of the Cadence Board of Directors since February 2004. In 1987, Mr. Tan founded Walden International, an international venture capital firm, and since that time has served as its Chairman. Mr. Tan serves as a director of Hewlett Packard Enterprise Company, Schneider Electric SE and SoftBank Group Corp. Mr. Tan has a B.S. from Nanyang University in Singapore, an M.S. in nuclear engineering from the Massachusetts Institute of Technology and an M.B.A. from the University of San Francisco.
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
ALINKA FLAMINIA has served as Senior Vice President, Chief Legal Officer and Corporate Secretary of Cadence since June 2020. Prior to joining Cadence, Ms. Flaminia served as Senior Vice President, General Counsel and Corporate Secretary of Mellanox Technologies Ltd., a supplier of intelligent interconnect solutions, from September 2016 until its acquisition by NVIDIA Corporation in April 2020. She also served as General Counsel and Corporate Secretary of PMC-Sierra, Inc., a semiconductor company, from 2007 until its acquisition by Microsemi Corporation in 2016. Ms. Flaminia has a B.A. from Yale University, and a J.D. from Colorado University, School of Law.
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

NEIL ZAMAN has served as Chief Revenue Officer since October 2020 and as Senior Vice President, Worldwide Field Operations since September 2015. From October 1999 to September 2015, Mr. Zaman held several positions at Cadence, most recently as Corporate Vice President, North America Field Operations. Prior to joining Cadence, Mr. Zaman held positions at Phoenix Technologies Ltd., a developer of core system software, and IBM Corporation, a technology and consulting company. Mr. Zaman has a B.S. in finance from California State University, Hayward.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the sections below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Business and Operational Risks
The ongoing COVID-19 pandemic could continue to adversely affect our business, results of operations and financial condition.
While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of February 22, 2021.
The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. In addition, we have experienced, and may continue to experience, some volatility in our hardware product delivery times due to delays in obtaining access to customer sites. Moreover, access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may in the future be disrupted due to local conditions.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained, shelter-in-place orders are lifted and local conditions improve. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19 and, in fact, have received numerous requests from our customers to delay their payments to us, while we continue to provide services to these customers. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
Although we expect that current cash and cash equivalent balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase due to the pandemic, our operations and financial condition could be adversely impacted.
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
A substantial portion of the product revenue related to our hardware business and our IP offerings is recognized upon delivery, and our forecasted revenue results are based, in part, on our expectations of hardware and IP to be delivered in a particular quarter. Therefore, changes in hardware and IP bookings or deliveries (including disruptions caused by COVID-19) relative to expectations will have a more immediate impact on our revenue than changes in software or services bookings, for which revenue is generally recognized over time.
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

A substantial proportion of our software licenses yield revenue recognized over time, which may make it difficult for us to rapidly increase our revenue in future fiscal periods, and means that a decrease in orders in a given period would negatively affect our revenues in future periods.
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
Any periods of uncertainty in the global economy and international trade relations, changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business and reduce our bookings levels and revenue.
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
The IC and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. Spending on our products and services has grown in recent years, but the current outlook for the global economy is uncertain and may result in a decrease in spending on our products and services.
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
In fiscal 2019 and 2020, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List or are subject to new or expanded trade restrictions, such as the expansion of the scope of military end-users and military end-use by BIS in April 2020 and the foreign-produced direct product rules in August 2020, and in the absence of a license from the BIS, it will have a negative effect on our ability to sell products and provide services to these customers. In addition, new or expanded trade restrictions, such as the expansion of the military end-user, military end-use rule and the foreign-produced direct product rules, will increase our costs or expenses. Entity List restrictions and other trade restrictions will also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List and other trade restrictions could increase as a result of these limitations. In particular, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China.
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
We have acquired and expect to acquire other companies and businesses in order to expand our product offerings and enter into new markets. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:
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
•the discovery of unanticipated liabilities assumed from an acquired company, business or assets, such that we cannot realize the anticipated value of the acquisition;
•difficulties related to integrating the products and infrastructure of an acquired company or business in, for example, distribution, engineering, licensing models or customer support areas;
•incurring costs to remediate issues of an acquired company discovered during due diligence or thereafter;
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 59% during fiscal 2020, 58% during fiscal 2019 and 57% during fiscal 2018. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, if we price our products and services in a foreign currency, we receive fewer U.S. dollars when this currency declines in value relative to the U.S. dollar. If we price our products and services in U.S. dollars, the decrease in value of a local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in this currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Approximately 30% of our total costs and expenses are transacted in foreign currencies. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.
We could suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties, as well as any associated efforts to enforce such rights, including through intellectual property litigation.
There are numerous patents relating to our business and ecosystem. New patents are being issued at a rapid rate and are owned by computational software companies as well as entities and individuals outside the computational software field, including parties whose income is primarily derived from infringement-related licensing and litigation. It is not always practicable to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights.
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
Any potential intellectual property litigation could compel us to do one or more of the following:
•pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods);
•stop licensing products or providing services that use the challenged intellectual property;
•obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•redesign the challenged technology, which could be time consuming and costly, or impossible.
If we were compelled to take any of these actions, our business, reputation or operating results might suffer.

If our security measures are breached or vulnerabilities are discovered in our products and services, and an unauthorized party obtains access to customer data, financial data or assets or our proprietary business information, our information systems and products and services may be perceived as being unsecure, we could experience business or financial harm, and our business and reputation could be harmed.
Our products and services involve storage, including cloud-based storage, and transmission of our proprietary information and that of our customers. Our operations are dependent upon the connectivity of our operations throughout the world. Despite our security measures, our information technology and infrastructure, as well as our products and services, may be vulnerable to cyber attacks by unauthorized third parties (which may include nation-states and individuals sponsored by them) or breaches due to employee error, malfeasance or other vulnerabilities or disruptions, which could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations or those of our customers. Third parties attempt to gain unauthorized access through a variety of methods (such as the use of viruses, malware, ransomware, phishing, denial of service attacks and other cyber attacks) and corrupt the processes of the products and services that we provide. We may also be a target of malicious attacks in an attempt to gain access to our network, including our Cadence Cloud portfolio, which includes both our managed and customer-managed environments, or data centers or those of our customers or end users; steal proprietary information related to our business, products, services or infrastructure; steal financial data or assets or interrupt our systems and services or those of our customers or others. Breaches of our security measures or vulnerabilities in our products or services could expose us to a risk of loss or misuse of this information, loss of financial assets, business interruption, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Furthermore, we have and may continue to acquire companies with less sophisticated security measures and that have had or may experience in the future cybersecurity incidents causing business or financial harm. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings or are selected as a vendor for our Cadence Cloud portfolio, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed, legal or regulatory actions could be initiated against us and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers (including government customers), or suffer harm to our financial condition.
Risks associated with our international operations could adversely impact our financial condition.
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations may be subject to a number of risks, including:
•government trade restrictions, including tariffs, export or import regulations, sanctions or other trade barriers, including licensing requirements for exports, which may lengthen the sales cycle or restrict or prohibit the sale or licensing of certain products;
•limitations on repatriation of earnings and on the conversion of foreign currencies;
•reduced protection of intellectual property rights and heightened exposure to intellectual property theft;
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
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers where we maintain facilities. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. Further, increased uncertainty regarding social, political and immigration policies in the United States and abroad may make it difficult to recruit employees with adequate experience; and governmental policies resulting in increased funding of domestic technology companies, such as China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030, has caused and may continue to cause difficulty in retaining and attracting local talent. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in training, retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, and hiring and training of new employees may be adversely impacted by global economic uncertainty and office closures. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
We have significant operations outside the United States. As of January 2, 2021, approximately 61% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents, future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows, including our ability to borrow under our revolving credit facility. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our offices in the United States and in other countries around the world may also be adversely impacted by natural disasters, including fires, earthquakes, flooding and other climate change-related risks, or actions by utility providers, as well as other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities or impose travel restrictions), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our customers, resulting in decreased demand for their and our products, or our ability to provide services and maintenance to our customers, our business and results of operations could be adversely impacted.

Risks Related to Customers, Suppliers and Industry Competition
Customer consolidation could affect our operating results.
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
Our failure to respond quickly to technological developments or customers’ increasing technological requirements and to continue to develop or acquire technological capabilities could make our products uncompetitive and obsolete and impede our ability to address the requirements in technology segments that are expected to contribute to our growth.
Our strategy is designed to increase our business among electronic systems companies, which are now developing their own ICs and other electronic subsystems. Our strategy is also intended to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs and other electronic subsystems are incorporated. Part of this strategy involves addressing the needs of new categories of electronic systems, including hyperscale computing and infrastructure, edge computing, machine learning, 5G networks, AR/VR, IoT, aerospace and defense, and autonomous vehicle subsystems, where increased investment is expected by our customers. Each of these categories requires technologies, expertise, and marketing and operations infrastructure that are application-specific. Our inability to develop or acquire these application-specific capabilities, it could impede our ability to expand our business in these categories and ultimately affect our future growth. Currently, the industries we serve are experiencing the following trends:
•changes in the design and manufacturing of ICs, including migration to advanced-process nodes and three-dimensional transistors, such as FinFETs, present major challenges to the semiconductor industry, particularly in IC design, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced-process nodes, the industry must adapt to more complex physics and manufacturing challenges, such as the need to draw features on silicon that are many times smaller than the wavelength of light used to draw the features via lithography. Models of each component’s electrical properties and behavior also become more complex as do requisite analysis, design, verification and manufacturing capabilities. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges;
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
•increased technological capability of the FPGA logic chip, which creates an alternative to IC implementation for some companies and could reduce demand for our IC implementation products and services;
•a growing number of low-cost engineering service businesses could reduce the need for some IC companies to invest in EDA products;
•adoption of cloud computing technologies with accompanying new engagement models for an increasing number of software categories may impact our business;
•integration and optimization of solutions for system design with core EDA technologies could result in reduced demand for our broad portfolio;
•with Moore's Law slowing, the trend towards on-chip integration could change the required product mix and impact the need for system-on-chip integration; and
•changing end-user dynamics in our eight target technology verticals - consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare - could advance the need from simple ICs to full-system design and analysis capabilities that require increasingly complex computational software-based solutions.

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
We have invested and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements. Such investments may be in related areas, such as technical sales support, and may include increases in employee headcount. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and technical sales support to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if customers reduce or slow the need to upgrade or enhance their computational software products and design flows, our revenue and operating results may be adversely affected.
Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults or modifications of licenses.
If our customers face challenging financial or operating conditions, including due to macroeconomic conditions or catastrophic events such as the COVID-19 pandemic, they may delay or default on their payment commitments to us, request to modify contract terms, or modify or cancel plans to license our products. Our customers’ inability to fulfill payment commitments, in turn, may adversely affect our revenue, operating expenses and cash flow. Additionally, our customers have, in the past, sought, and may, in the future, seek, to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.
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
We compete most frequently with Synopsys, Inc., Siemens EDA, and ANSYS, Inc., and also with numerous other tools providers, electronics device manufacturers with their own EDA capabilities, technical or computational software companies, electronics design and consulting companies, and other IP companies. These include U.S. based companies such as Keysight Technologies, Inc. and CEVA, Inc., and foreign companies such as Altium Limited (Australia), Zuken Ltd. (Japan), and emerging competitors in China like Huada Empyrean, Xpeedic, X-EPIC, Primarius and Giga-DA.
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
Our reliance on single or a limited number of suppliers and contract manufacturers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products could result in product delivery problems and delays and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply or manufacturing disruption, including delay in delivery of components by our suppliers or products by our manufacturers, or the bankruptcy or shutdown of our suppliers or manufacturers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
Tax, Regulatory and Litigation Risks
Our results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political and other conditions including the fiscal impacts caused by the COVID-19 pandemic. Governments, including the United States, are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to changes in tax laws, an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions and these jurisdictions may assess additional tax liabilities against us.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations, cash flows and financial position. Our future effective tax rates could be adversely affected by factors that include, but are not limited to, changes in tax laws or the interpretation of such tax laws in jurisdictions in which we have business activity, earnings being lower than anticipated in jurisdictions with low statutory tax rates, changes in tax benefits from stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, changes in our recognition or measurement of a tax position taken in a prior period, increases to interest or penalty expenses, new accounting standards or interpretations of such standards, or results of examinations by the Internal Revenue Service (“IRS”), state, and foreign tax or other governmental authorities.

The IRS and other tax authorities regularly examine our income tax returns and other non-income tax returns, such as payroll, sales, use, value-added, net worth or franchise, property, goods and services, consumption, import, stamp, and excise taxes, in both the United States and foreign jurisdictions. The calculation of our provision for income taxes and our accruals for other taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations cannot be estimated with certainty and could be materially different from the amount that is reflected in our historical income tax provisions and accruals for other taxes. Should the IRS or other tax authorities assess additional taxes, penalties or interest as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.
The Organisation for Economic Co-operation and Development (“OECD”) released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans which proposed revisions to numerous long standing tax principles. The European Commission (“EC”) and OECD have also been evaluating new rules on the taxation of the digital economy to provide greater taxing rights to jurisdictions where customers or users are located and to address additional base erosion and profits shifting issues. In addition, many countries have recently introduced new laws or proposals to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
Forecasts of our annual effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating the amount and composition of our annual income or loss in jurisdictions with varying income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules, our interpretations of changes in tax laws and results of tax audits. Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes. In addition, we account for certain tax benefits from stock-based compensation in the period the stock compensation vests or is settled, which may cause increased variability in our quarterly effective tax rates. If there were a material difference between forecasted and actual tax rates, it could have a material impact on our results of operations.
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
•damage to our reputation and loss of customers and market share;
•failure to attract new customers or achieve market acceptance;
•diversion of development resources to resolve the problem;
•loss of or delay in revenue or payments and increased service costs; and
•liability for damages.

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
Risks Related to Our Securities and Indebtedness
Our stock price has been subject to fluctuations and may continue to be subject to fluctuations.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. In addition to these factors and industry and general economic and political conditions, our stock price may be adversely impacted by announcements related to financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors, announcements of new products or acquisitions of new technologies by us, our competitors or our customers, or announcements by us of acquisitions, major transaction or litigation developments, or management changes. A significant drop in our stock price could expose us to the risk of securities class actions lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.
Anti-takeover defenses in our certificate of incorporation and bylaws and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.
Our certificate of incorporation and bylaws and certain provisions of the Delaware General Corporation Law that apply to us could make it difficult for another company to acquire control of our company. For example, our certificate of incorporation allows our Board of Directors to designate and issue, at any time and without stockholder approval up to 400,000 shares of preferred stock in one or more series. All 400,000 shares of preferred stock are currently designated as Series A Preferred, but because no such shares are outstanding or reserved for issuance, our Board of Directors may reduce the number of shares of preferred stock designated as Series A Preferred to zero. Subject to the Delaware General Corporation Law, our Board of Directors may, as to any shares of preferred stock the terms of which have not then been designated, fix the rights, preferences, privileges and restrictions on these shares, fix the number of shares and designation of any series, and increase or decrease the number of shares of any series if not below the number of outstanding shares plus the number of shares reserved for issuance. Our Board of Directors has the power to issue shares of Series A Preferred with dividend, voting and liquidation rights superior to our common stock at a rate of 1,000-to-1 without further vote or action by the common stockholders.

In addition, Section 203 of the Delaware General Corporation Law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.
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
As of January 2, 2021, we had total outstanding indebtedness of $346.8 million. We also have the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million, subject to the receipt of lender commitments. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:
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
The agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•pay dividends or make other distributions or repurchase or redeem capital stock or enter into agreements restricting our subsidiaries’ ability to pay dividends;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make certain investments;
•incur liens or additional indebtedness and guarantee indebtedness;

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
Our revolving credit facility utilizes LIBOR or various alternative methods to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult to extend the timeline for ceasing publication for certain tenors of U.S. dollar LIBOR to June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of January 2, 2021, the total square footage of our owned buildings was approximately 1,010,000.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of February 6, 2021, we had 410 registered stockholders and approximately 250,000 beneficial owners of our common stock.

Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on January 2, 2016 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through January 2, 2021 and, for each index, on the last day of the calendar year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cadence Design Systems, Inc., the Nasdaq Composite Index, the S&P 500 Index and the S&P Information Technology Index

$700
$600
$500
$400
$300
$200
$100
$0
1/2/16
12/31/16
12/30/17
12/29/18
12/28/19
1/2/21
Cadence Design Systems, Inc.
Nasdaq Composite
S&P 500
S&P 500 Information Technology

*$100 invested on 1/2/16 in stock or index, including reinvestment of dividends.
Fiscal year ending January 2.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	1/2/2016	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021

Cadence Design Systems, Inc.	$100.00	$121.19	$200.96	$208.27	$337.77	$655.60
Nasdaq Composite	100.00	118.10	153.10	148.75	203.33	294.67
S&P 500	100.00	117.81	143.52	137.23	180.44	213.64
S&P 500 Information Technology	100.00	119.63	166.09	165.61	248.89	358.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
At the end of fiscal 2019, approximately $369 million remained available under our previously announced authorization to repurchase shares of our common stock. In July 2020, our Board of Directors increased the previously announced authorization to repurchase shares of our common stock by an additional $750 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of January 2, 2021, approximately $739 million remained available to repurchase shares of our common stock.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended January 2, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
September 27, 2020 – October 31, 2020	456,598	$110.99	416,064	$823
November 1, 2020 – November 28, 2020	357,411	$114.82	331,060	$785
November 29, 2020 – January 2, 2021	479,517	$121.92	375,702	$739
Total	1,293,526	$116.10	1,122,826
_________________
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

	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
Revenue (1) (2)	$2,682.9	$2,336.3	$2,138.0	$1,943.0	$1,816.1
Income from operations (1) (2)	645.6	491.8	396.2	324.0	244.9
Net income (1) (2) (3) (4)	590.6	989.0	345.8	204.1	203.1
Net income per share-diluted (1) (2) (3) (4)	2.11	3.53	1.23	0.73	0.70
Total assets (4)	3,950.8	3,357.2	2,468.7	2,418.7	2,096.9
Debt (5)	346.8	346.0	445.3	729.4	693.5
Stockholders’ equity (6)	2,493.0	2,102.9	1,288.4	989.2	741.8
_________________
(1) On the first day of fiscal 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provided a new basis of accounting for our revenue arrangements. Because of the adoption, results of operations for fiscal 2020, 2019 and 2018 are not comparable to the results of operations for the other fiscal years presented in the table above.
(2) Fiscal 2020 was a 53-week year, compared to 2019 and 2018, which were each 52-week fiscal years. The additional week in fiscal 2020 resulted in additional revenue of approximately $45 million and additional expense, including stock-based compensation and amortization of acquired intangibles, of approximately $35 million.
(3) During fiscal 2017, we recorded a provisional income tax expense of $96.8 million related to the income tax effects of the Tax Act, which included $67.2 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. In accordance with SAB 118, we updated the one-time transition tax estimate to $65.8 million during fiscal 2018. We finalized our other fiscal 2017 provisional estimates without change during fiscal 2018.
(4) During fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary which resulted in the establishment of a net deferred tax asset and the recognition of an income tax benefit of $575.6 million.
(5) During fiscal 2018, we prepaid the outstanding principal balance and accrued interest on our $300.0 million 2019 Term Loan.
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
Business Overview
We enable our customers to develop electronic products. Our products and services are designed to give our customers a competitive edge in their development of ICs, SoCs, and increasingly sophisticated electronic devices and systems. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market, improving engineering productivity and reducing their design, development and manufacturing costs. We offer software, hardware, services and reusable IC design blocks, which are commonly referred to as IP.
Our strategy, which we call Intelligent System Design™, is to provide the technology necessary for our customers to develop electronic products across a variety of vertical markets including consumer, hyperscale computing, 5G communications, automotive, aerospace and defense, industrial and healthcare. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as EDA. Today, our offerings include and extend beyond EDA.
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy.”
During the first quarter of fiscal 2020, we completed our acquisitions of AWR and Integrand. The aggregate cash consideration for these acquisitions of approximately $196 million was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the respective acquisition dates. These acquisitions enhance our technology portfolio to address growing radio frequency design activity, driven by expanding use of 5G communications. These acquisitions increased expenses, including amortization of acquired intangible assets, more than revenue during fiscal 2020.
During the first quarter of fiscal 2021, we entered into a definitive agreement to acquire all of the outstanding equity of Belgium-based NUMECA, a leader in CFD, mesh generation, multi-physics simulation and optimization. The addition of NUMECA’s technologies and talent supports our Intelligent System Design™ strategy. The acquisition is expected to close in the first quarter of fiscal 2021, subject to customary closing conditions.
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of February 22, 2021.
The COVID-19 pandemic has caused some volatility in our usual delivery timing for our hardware and IP products to certain customers. Many of our customers' employees are working remotely, and, in some cases, we have experienced delivery lead times that are longer than normal because of delays in getting access to customer sites to complete our deliveries. In other cases, the amount of our hardware and IP products that we have been able to deliver has been greater than we originally anticipated at the beginning of the respective period. We have also received numerous COVID-19 pandemic-related requests from our customers to allow them to delay their payments to us, while we continue to provide services to these customers. Despite the challenges the COVID-19 pandemic has posed to our operations, it did not have material adverse impact on our results of operations, financial condition, liquidity or cash flows during fiscal 2020. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. See Part I, Item 1A, “Risk Factors” for additional information on the impact of COVID-19.

Results of Operations
The discussion of our fiscal 2020 consolidated results of operations include year-over-year comparisons to fiscal 2019 for revenue, cost of revenue, operating expenses, operating margin, other non-operating expenses, income taxes and cash flows. For a discussion of the fiscal 2019 changes compared to fiscal 2018, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, filed on February 24, 2020.
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2020 was a 53-week year, compared to 2019 and 2018, which were each 52-week fiscal years. The additional week in fiscal 2020 resulted in additional revenue of approximately $45 million and additional expense, including stock-based compensation and amortization of acquired intangibles, of approximately $35 million.
Results of operations for fiscal 2020, as compared to fiscal 2019, reflect the following:
•increased product and maintenance revenue, resulting from growth in software, IP and hardware, particularly in China and the United States;
•higher selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements;
•continued investment in research and development activities focused on expanding and enhancing our product portfolio;
•decreased operating expenses for travel, meetings and events due to various measures implemented to contain COVID-19;
•a 3 percentage point increase in operating margin driven primarily by revenue growth and temporary decreases in certain operating expenses due to the COVID-19 pandemic; and
•changes in our provision (benefit) for income taxes due to a non-cash tax benefit resulting from intercompany transfers of certain intangible property rights to our Irish subsidiary during fiscal 2019.
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
Revenue by Year
The following table shows our revenue for fiscal 2020 and 2019 and the change in revenue between years:

			Change
	2020	2019	2020 vs. 2019
	(In millions, except percentages)
Product and maintenance	$2,536.6	$2,204.6	$332.0	15%
Services	146.3	131.7	14.6	11%
Total revenue	$2,682.9	$2,336.3	$346.6	15%
Product and maintenance revenue increased during fiscal 2020, as compared to fiscal 2019, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, 5G communications, automotive, aerospace and defense, industrial and healthcare. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2020 or 2019.

Revenue by Product Category
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product categories and services during fiscal 2020 and 2019:

	2020	2019
Custom IC Design and Simulation	25%	25%
Digital IC Design and Signoff	29%	30%
Functional Verification, including Emulation and Prototyping Hardware	22%	23%
IP	14%	13%
System Design and Analysis	10%	9%
Total	100%	100%
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
Revenue by Geography

			Change
	2020	2019	2020 vs. 2019
	(In millions, except percentages)
United States	$1,096.3	$982.4	$113.9	12%
Other Americas	43.6	43.5	0.1	—%
China	406.6	241.5	165.1	68%
Other Asia	487.4	459.0	28.4	6%
Europe, Middle East and Africa	469.8	433.3	36.5	8%
Japan	179.2	176.6	2.6	1%
Total revenue	$2,682.9	$2,336.3	$346.6	15%
Revenue in the United States increased during fiscal 2020, as compared to fiscal 2019, primarily due to an increase in revenue for software and IP offerings.
Revenue in China increased during fiscal 2020, as compared to fiscal 2019,due to increased demand from many of our customers in China. We experienced an increase in demand in the first half of fiscal 2020 that resulted in approximately 13% of our total revenue being generated from customers in China, as compared to approximately 11% during the first half of fiscal 2019. This was followed by an additional increase in demand in the second half of fiscal 2020 that resulted in approximately 17% of our revenue being generated from customers in China, as compared to approximately 10% during the second half of fiscal 2019. During fiscal 2021, we expect revenue from our customers in China to be consistent, as a percentage of total revenue, with the first half of fiscal 2020.
Beginning in the second quarter of fiscal 2019, we have not been able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of these customers to the “Entity List.” We expect these restrictions and new or expanded trade restrictions to continue to impact revenue from certain customers in China.
For the primary factors contributing to the change in revenue for other geographies during fiscal 2020, as compared to fiscal 2019, see the general description under “Revenue by Year” and “Revenue by Product Category” above.

Revenue by Geography as a Percent of Total Revenue

	2020	2019
United States	41%	42%
Other Americas	1%	2%
China	15%	10%
Other Asia	18%	20%
Europe, Middle East and Africa	18%	18%
Japan	7%	8%
Total	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

			Change
	2020	2019	2020 vs. 2019
	(In millions, except percentages)
Cost of product and maintenance	$231.0	$189.1	$41.9	22%
Cost of services	74.5	77.2	(2.7)	(3)%
Total cost of revenue	$305.5	$266.3	$39.2	15%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2020 and 2019:

	2020	2019
Cost of product and maintenance	9%	9%
Cost of services	51%	59%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation and prototyping hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Cost of product and maintenance depends primarily on our hardware product sales in any given period, but is also affected by employee salary and benefits and other employee-related costs, reserves for inventory, and the timing and extent to which we acquire intangible assets, license third-party technology or IP, and sell our products that include such acquired or licensed technology or IP.
A summary of cost of product and maintenance for fiscal 2020 and 2019 is as follows:

			Change
	2020	2019	2020 vs. 2019
	(In millions, except percentages)
Product and maintenance-related costs	$184.8	$148.1	$36.7	25%
Amortization of acquired intangibles	46.2	41.0	5.2	13%
Total cost of product and maintenance	$231.0	$189.1	$41.9	22%

Product and maintenance-related costs increased during fiscal 2020, when compared to fiscal 2019, due to the following:

Change
2020 vs. 2019
(In millions)
Emulation and prototyping hardware costs	34.1
Professional services	2.5
Salary, benefits and other employee-related costs	1.8
Other items	(1.7)
Total change in product and maintenance-related costs	$36.7
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. The increase in emulation and prototyping hardware costs during fiscal 2020, as compared to fiscal 2019, was primarily due to increased demand for our emulation and prototyping hardware, increased reserves for inventory, and the mix of products generating revenue.
Amortization of acquired intangibles included in cost of product and maintenance increased by $9.4 million during fiscal 2020, as compared to fiscal 2019, due to technology-related intangible assets acquired from AWR and Integrand during fiscal 2020 and in-process technology being placed into service during fiscal 2020 and 2019. This increase was partially offset by certain technology-related intangible assets becoming fully amortized during fiscal 2020 and 2019.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects and costs to maintain the infrastructure necessary to manage a services organization. Cost of services may fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects rather than internal development projects. Despite an increase in services revenue, cost of services decreased during fiscal 2020, as compared to fiscal 2019, due to a higher margin on the mix of services arrangements in fiscal 2020, compared to fiscal 2019, and temporary savings due to the COVID pandemic.
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, stock-based compensation, restructuring activities, foreign exchange rate movements, and the impact of our variable compensation programs that are driven by operating results. During fiscal 2020 we experienced decreased operating expenses for travel, meetings and events due to various measures implemented to contain COVID-19.
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
Our operating expenses for fiscal 2020 and 2019 were as follows:

			Change
	2020	2019	2020 vs. 2019
	(In millions, except percentages)
Marketing and sales	$516.5	$481.7	$34.8	7%
Research and development	1,033.7	935.9	97.8	10%
General and administrative	154.4	139.8	14.6	10%
Total operating expenses	$1,704.6	$1,557.4	$147.2	9%
Our operating expenses, as a percentage of total revenue, for fiscal 2020 and 2019 were as follows:

	2020	2019
Marketing and sales	19%	21%
Research and development	39%	40%
General and administrative	6%	6%
Total operating expenses	64%	67%

 Marketing and Sales
The changes in marketing and sales expense were due to the following:

Change
2020 vs. 2019
(In millions)
Salary, benefits and other employee-related costs	$41.7
Stock-based compensation	3.0
Home office-related expenses	2.0
Travel and sales meetings	(13.0)
Other items	1.1
Total change in marketing and sales expense	$34.8
Salary, benefits and other employee-related costs included in marketing and sales increased during fiscal 2020, as compared to fiscal 2019, salary, benefits and other employee-related costs included in marketing and sales expense increased due primarily to additional headcount from hiring and acquisitions and variable compensation as we continue to invest in technical sales support in response to our customers’ increasing technological requirements. This increase was partially offset by reduced costs for marketing events and travel due to COVID-19.
Research and Development
 The changes in research and development expense were due to the following:

Change
2020 vs. 2019
(In millions)
Salary, benefits and other employee-related costs	95.7
Stock-based compensation	10.3
Product development costs	3.7
Home office-related expenses	5.3
Facilities and other infrastructure costs	(2.2)
Professional services	(2.8)
Travel	(11.8)
Other items	(0.4)
Total change in research and development expense	$97.8
Salary, benefits and other employee-related costs included in research and development expense increased during fiscal 2020, as compared to fiscal 2019, due primarily to additional headcount from hiring and acquisitions and variable compensation as we continue to expand and enhance our product portfolio. This increase was partially offset by reduced costs for travel due to COVID-19.
General and Administrative
The changes in general and administrative expense were due to the following:

Change
2020 vs. 2019
(In millions)
Salary, benefits and other employee-related costs	$6.5
Facilities and other infrastructure costs	2.6
University endowment	2.0
Stock-based compensation	2.0
Other items	1.5
Total change in general and administrative expense	$14.6
Salary, benefits and other employee-related costs included in general and administrative expense increased during fiscal 2020, as compared to fiscal 2019, due primarily to an increase in variable compensation and additional headcount from hiring.

Amortization of Acquired Intangibles
Amortization of acquired intangibles consists primarily of amortization of customer relationships, acquired backlog, trade names, trademarks and patents. Amortization in any given period depends primarily the timing and extent to which we acquire intangible assets.

			Change
	2020	2019	2020 vs. 2019
	(In millions, except percentages)
Amortization of acquired intangibles	$18.0	$12.1	$5.9	49%

Amortization of acquired intangibles increased by $7.3 million during fiscal 2020, as compared to fiscal 2019, due to intangibles assets acquired from AWR and Integrand during fiscal 2020. This increase was partially offset by certain intangible assets becoming fully amortized during fiscal 2020 and 2019.
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
The following table presents restructuring and other charges, net for our restructuring plans:

	2020	2019
	(In millions)
Severance and benefits	$7.5	$8.6
Excess facilities	1.7	—
Total	$9.2	$8.6
For an additional description of our restructuring plans, see Note 13 in the notes to consolidated financial statements.
Operating margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for fiscal 2020 and 2019 was as follows:

	2020	2019
Operating margin	24%	21%
Operating margin increased during fiscal, 2020, as compared to fiscal 2019, because revenue growth exceeded the growth of our costs and expenses. During fiscal 2021, we expect growth in operating margin will be more moderate due to an increase in costs and expenses associated with acquisitions, including increased amortization of intangibles. We also expect an increase in expenses related to travel, meetings and events if measures implemented to contain COVID-19 are lifted.
Interest Expense
Interest expense for fiscal 2020 and 2019 was comprised of the following:

	2020	2019
	(In millions)
Contractual cash interest expense:
2024 Notes	$15.5	$15.3
Revolving credit facility	4.4	2.4
Amortization of debt discount:
2024 Notes	0.8	0.7
Other	—	0.4
Total interest expense	$20.7	$18.8
Interest expense increased during fiscal 2020, as compared to fiscal 2019, due to borrowings of $350 million under our revolving credit facility during the first quarter of fiscal 2020 as a precautionary measure to provide additional liquidity in light of global economic uncertainty. All outstanding borrowings under our revolving credit facility were repaid in the fourth quarter of fiscal 2020. For an additional description of our debt arrangements, including our revolving credit facility, see Note 3 in the notes to consolidated financial statements.

Income Taxes
The following table presents the provision (benefit) for income taxes and the effective tax rate for fiscal 2020 and 2019:

	2020	2019
	(In millions, except percentages)
Provision (benefit) for income taxes	$42.1	$(510.0)
Effective tax rate	6.7%	(106.5)%
In June 2020, the State of California enacted legislation that, for a three-year period beginning in fiscal 2020, will limit our utilization of California research and development tax credits to $5 million annually and will suspend the use of California net operating loss deductions. We accounted for the effects of the California tax law change and we recognized a tax benefit of approximately $22.2 million due to a partial release of the valuation allowance on our California research and development tax credit deferred tax assets as a result of certain tax elections made in our 2019 California tax return.
Our provision for fiscal 2020 was primarily attributable to federal, state and foreign income taxes on our fiscal 2020 income, partially offset by the tax benefit of $22.2 million related to the partial release of the valuation allowance on our California research and development tax credit deferred tax assets and the tax benefit of $60.1 million related to stock-based compensation that vested or was exercised during fiscal 2020.
During fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary, which resulted in the establishment of a net deferred tax asset and the recognition of an income tax benefit of $575.6 million. We expected to realize the deferred tax asset in future periods and did not provide for a valuation allowance.
This income tax benefit was partially offset by the federal, state and foreign income taxes on our fiscal 2019 income. We also recognized $36.8 million of tax benefit related to stock-based compensation that vested or was exercised during the year.
Our future effective tax rates may be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2021 effective tax rate will be approximately 14%. We expect that our quarterly effective tax rates will vary from our fiscal 2021 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 6 in the notes to consolidated financial statements.
Liquidity and Capital Resources

	As of		Change
	January 2, 2021	December 28, 2019	2020 vs. 2019
	(In millions)
Cash and cash equivalents	$928.4	$705.2	$223.2
Net working capital	681.8	497.0	184.8
Cash and Cash Equivalents
As of January 2, 2021, our principal sources of liquidity consisted of $928.4 million of cash and cash equivalents as compared to $705.2 million as of December 28, 2019.
Our primary sources of cash and cash equivalents during fiscal 2020 were cash generated from operations, proceeds from borrowings under our revolving credit facility, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash and cash equivalents during fiscal 2020 were payments related to salaries and benefits, operating expenses, repurchases of our common stock, payments on our revolving credit facility, payments for business combinations, net of cash acquired, and purchases of property, plant and equipment.

Approximately 61% of our cash and cash equivalents were held by our foreign subsidiaries as of January 2, 2021. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances, cash flows that are generated from operations and cash borrowings available under our revolving credit facility will be sufficient to meet our domestic and international working capital needs, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The increase in our net working capital as of January 2, 2021, as compared to December 28, 2019, is primarily due to improved results from operations, the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2020 and 2019 were as follows:

			Change
	2020	2019	2020 vs. 2019
	(In millions)
Cash provided by operating activities	$904.9	$729.6	$175.3
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities during fiscal 2020, as compared to fiscal 2019, was primarily due to the improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities
Cash flows used for investing activities during fiscal 2020 and 2019 were as follows:

			Change
	2020	2019	2020 vs. 2019
	(In millions)
Cash used for investing activities	$(292.2)	$(105.7)	$(186.5)
The increase in cash used for investing activities during fiscal 2020, as compared to fiscal 2019, was primarily due to an increase in cash paid in business combinations, net of cash acquired, and an increase in purchases of property, plant and equipment. These increases were partially offset by a decrease in payments to acquire equity instruments of other entities. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities
Cash flows used for financing activities during fiscal 2020 and 2019 were as follows:

			Change
	2020	2019	2020 vs. 2019
	(In millions)
Cash used for financing activities	$(415.3)	$(443.9)	$28.6
The decrease in cash used for financing activities during fiscal 2020, as compared to fiscal 2019, was primarily due to a decrease in net cash paid for debt arrangements, partially offset by an increase in payments for repurchases of our common stock.

Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
At the end of fiscal 2019, approximately $369 million remained available under our previously announced authorization to repurchase shares of our common stock. In July 2020, Cadence’s Board of Directors increased the previously announced authorization to repurchase shares of Cadence common stock by an additional $750 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of January 2, 2021, approximately $739 million remained available to repurchase shares of Cadence common stock. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon the receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of January 2, 2021, there were no borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of January 2, 2021, we were in compliance with all covenants associated with the 2024 Notes.
For additional information relating to our debt arrangements, see Note 3 in the notes to consolidated financial statements.
Contractual Obligations

A summary of our contractual obligations as of January 2, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating lease obligations(1)	$173.5	$38.4	$51.9	$35.6	$47.6
Purchase obligations	46.8	36.3	8.7	1.3	0.5
Long-term debt	350.0	—	—	350.0	—
Contractual interest payments	61.8	15.8	30.7	15.3	—
Current income tax payable	7.8	7.8
Other long-term contractual obligations (2)	40.4	—	19.8	4.0	16.6
Total	$680.3	$98.3	$111.1	$406.2	$64.7
_________________
(1)    This table includes future payments under leases that had commenced as of January 2, 2021 as well as leases that had been signed but not yet commenced as of January 2, 2021.
(2)    Included in other long-term contractual obligations are long-term income tax liabilities of $17.6 million related to unrecognized tax benefits. Of the $17.6 million, we estimate $16.3 million will be paid or settled within 1 to 3 years, $1.2 million within 3 to 5 years and $0.1 million in more than 5 years. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.
Off-Balance Sheet Arrangements
As of January 2, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Revenue Recognition
Our contracts with customers often include promises to transfer multiple software and/or IP licenses, hardware and services, including professional services, technical support services, and rights to unspecified updates to a customer. These contracts require us to apply judgement in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of our IP license arrangements, we have concluded that the licenses and associated services are distinct from each other. In other arrangements, like our time-based software arrangements, the licenses and certain services are not distinct from each other. Our time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and we have concluded that these promised goods and services are a single, combined performance obligation.
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
During fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary, which resulted in the establishment of a deferred tax asset and the recognition of an income tax benefit of $575.6 million. To determine the value of the deferred tax asset, we were required to make significant estimates in determining the fair value of the transferred IP rights. These estimates included, but are not limited to, the income and cash flows that the IP rights are expected to generate in the future, the appropriate discount rate to apply to the income and cash flow projections, and the useful lives of the IP rights. These estimates are inherently uncertain and unpredictable, and if different estimates were used, it would impact the fair value of the IP rights and the related value of the deferred tax asset and the income tax benefit recognized in fiscal 2019 and in future periods when the deferred tax asset is realized. In addition, we reviewed the need to establish a valuation allowance on the deferred tax asset of $575.6 million by evaluating whether there is a greater than 50% likelihood that some portion or all of the deferred tax asset will not be realized. To make this judgment, we must make significant estimates and predictions of the amount and category of future taxable income from various sources and weigh all available positive and negative evidence about these possible sources of taxable income. We give greater weight to evidence that can be objectively verified. Based on our evaluation and weighting of the positive and negative evidence, we concluded that it is greater than 50% likely that the deferred tax asset of $575.6 million will be realized in future periods and that a valuation allowance was not currently required. If, in the future, we evaluate that this deferred tax asset is not likely to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such a determination is made.
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
During the first quarter of fiscal 2020, we acquired intangible assets of $101.3 million with our acquisition of AWR and Integrand. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, we projected revenue from existing technology over the estimated remaining life of the technology, including the effect of technological obsolescence which was estimated at rate between 5% and 7.5% annually, before applying an assumed royalty rate of 20%. The present value of after-tax royalty savings were determined using discount rates ranging from 10% to 11.5%.
The fair value for customer contracts and related relationships was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships considered customer retention rates ranging between 85% and 95%. The present value of operating cash flows from existing customer was determined using discount rates 10% and 11.5%.

We also assumed obligations related to deferred revenue of $6.9 million during the first quarter of fiscal 2020 with our acquisition of AWR. The fair value of these obligations was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit margin, which approximates the amount that AWR would be required to pay a third party to assume the obligation.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and deferred revenue obligations are reasonable, but significant judgment is involved.
New Accounting Standards
For additional information about the adoption of new accounting standards, see Note 2 in the notes to consolidated financial statements.

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
The following table provides information about our foreign currency forward exchange contracts as of January 2, 2021. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during February 2021.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$133.0	0.84
British pound	103.2	0.75
Israeli shekel	68.4	3.34
Japanese yen	31.0	103.96
Swedish krona	29.9	8.49
Chinese renminbi	24.4	6.59
Indian rupee	27.4	74.57
Taiwan dollar	14.8	28.02
Canadian dollar	7.9	1.3
Other	6.6	N/A
Total	$446.6
Estimated fair value	$8.9
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of January 2, 2021.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of January 2, 2021, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 3 in the notes to consolidated financial statements.
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

Summary Quarterly Data-Unaudited

	2020				2019
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	(In thousands, except per share amounts)
Revenue (1)	$759,909	$666,607	$638,418	$617,957	$599,555	$579,603	$580,419	$576,742
Cost of revenue (1)	73,536	82,284	75,215	74,463	73,328	60,975	61,469	70,585
Net income (1) (2)	173,738	161,630	131,288	123,988	659,675	101,514	107,235	120,555
Net income per share –basic (1) (2)	0.63	0.59	0.48	0.45	2.41	0.37	0.39	0.44
Net income per share –diluted (1) (2)	0.62	0.58	0.47	0.44	2.36	0.36	0.38	0.43
_________________
(1) Fiscal 2020 was a 53-week year, compared to 2019, which was a 52-week fiscal year. The additional week in fiscal 2020 resulted in additional revenue of approximately $45 million and additional expense, including stock-based compensation and amortization of acquired intangibles, of approximately $35 million in the fourth quarter of fiscal 2020.
(2) During the fourth quarter of fiscal 2019, we completed intercompany transfers of certain intangible property rights to our Irish subsidiary, which resulted in the establishment of a net deferred tax asset and the recognition of an income tax benefit of $575.6 million. For further discussion regarding the realignment of our international operating structure, see Note 6 in the notes to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2021.
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
Based on their evaluation as of January 2, 2021, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of January 2, 2021, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and, as applicable, “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in Cadence’s definitive proxy statement for its 2021 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in Cadence’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2020,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in Cadence’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by the Independent Registered Public Accounting Firm During Fiscal 2020 and 2019” in Cadence’s definitive proxy statement for its 2021 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019	50

Consolidated Income Statements for the three fiscal years ended January 2, 2021	51

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 2, 2021	52

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 2, 2021	53

Consolidated Statements of Cash Flows for the three fiscal years ended January 2, 2021	54

Notes to Consolidated Financial Statements	55

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	83

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

_____________
© 2021 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cadence Design Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Cadence Design Systems, Inc. and its subsidiaries (the “Company”) as of January 2, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Identifying and Evaluating Terms and Conditions in Contracts
As described in Note 2 to the consolidated financial statements, the Company enters into contracts that can include various combinations of licenses, products, and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue upon transfer of control of promised products or services to customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 2, 2021, the Company’s total revenue was $2.683 billion.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts, is a critical audit matter are the significant judgment by management in identifying and evaluating terms and conditions in contracts that impact revenue recognition, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating whether terms and conditions in contracts were appropriately identified and evaluated by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts that impact revenue recognition. These procedures also included, among others (i) testing management’s process of identifying and evaluating the terms and conditions in contracts, including management’s determination of the impact of those terms and conditions on revenue recognition and (ii) testing the completeness and accuracy of management’s identification and evaluation of the terms and conditions in contracts by examining revenue arrangements on a test basis.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 22, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cadence Design Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Cadence Design Systems, Inc. and subsidiaries (the Company) as of December 28, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of December 30, 2018, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (ASU) 2016-02, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2020.
Santa Clara, California
February 22, 2021

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
January 2, 2021 and December 28, 2019
(In thousands, except par value)

	As of
	January 2, 2021	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$928,432	$705,210
Receivables, net	338,487	304,546
Inventories	75,956	55,802
Prepaid expenses and other	135,712	103,785
Total current assets	1,478,587	1,169,343
Property, plant and equipment, net	311,125	275,855
Goodwill	782,087	661,856
Acquired intangibles, net	210,590	172,375
Deferred taxes	732,290	732,367
Other assets	436,106	345,429
Total assets	$3,950,785	$3,357,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—
Accounts payable and accrued liabilities	349,951	316,908
Current portion of deferred revenue	446,857	355,483
Total current liabilities	796,808	672,391
Long-term liabilities:
Long-term portion of deferred revenue	107,064	73,400
Long-term debt	346,793	346,019
Other long-term liabilities	207,102	162,521
Total long-term liabilities	660,959	581,940
Commitments and contingencies (Notes 6, 7 and 18)
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 278,941 and 279,855, respectively	2,217,939	2,046,237
Treasury stock, at cost; 50,219 shares and 49,304 shares, respectively	(2,057,829)	(1,668,105)
Retained earnings	2,350,333	1,761,688
Accumulated other comprehensive loss	(17,425)	(36,926)
Total stockholders’ equity	2,493,018	2,102,894
Total liabilities and stockholders’ equity	$3,950,785	$3,357,225

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended January 2, 2021
(In thousands, except per share amounts)

	2020	2019	2018
Revenue:
Product and maintenance	$2,536,617	$2,204,615	$1,997,887
Services	146,274	131,704	140,135
Total revenue	2,682,891	2,336,319	2,138,022
Costs and expenses:
Cost of product and maintenance	231,026	189,146	173,011
Cost of service	74,472	77,211	85,736
Marketing and sales	516,460	481,673	439,669
Research and development	1,033,732	935,938	884,816
General and administrative	154,425	139,806	133,406
Amortization of acquired intangibles	18,009	12,128	14,086
Restructuring and other charges	9,215	8,621	11,089
Total costs and expenses	2,037,339	1,844,523	1,741,813
Income from operations	645,552	491,796	396,209
Interest expense	(20,749)	(18,829)	(23,139)
Other income, net	7,945	6,001	3,320
Income before provision (benefit) for income taxes	632,748	478,968	376,390
Provision (benefit) for income taxes	42,104	(510,011)	30,613
Net income	$590,644	$988,979	$345,777
Net income per share – basic	$2.16	$3.62	$1.26
Net income per share – diluted	$2.11	$3.53	$1.23
Weighted average common shares outstanding – basic	273,728	273,239	273,729
Weighted average common shares outstanding – diluted	279,641	280,515	281,144

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended January 2, 2021
(In thousands)

	2020	2019	2018
Net income	$590,644	$988,979	$345,777
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	18,373	(8,642)	(17,885)
Changes in defined benefit plan liabilities	1,128	(3,504)	(627)
Total other comprehensive income (loss), net of tax effects	19,501	(12,146)	(18,512)
Comprehensive income	$610,145	$976,833	$327,265

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended January 2, 2021
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 30, 2017	282,067	$1,829,950	$(1,178,121)	$341,003	$(3,630)	$989,202
Cumulative effect adjustment	—	—	—	85,929	(2,638)	$83,291
Net income	—	—	—	345,777	—	$345,777
Other comprehensive loss, net of taxes	—	—	—	—	(18,512)	$(18,512)
Purchase of treasury stock	(5,934)	—	(250,059)	—	—	$(250,059)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,274	(50,570)	91,478	—	—	$40,908
Stock received for payment of employee taxes on vesting of restricted stock	(1,392)	(10,971)	(58,950)	—	—	$(69,921)
Stock-based compensation expense	—	167,715	—	—	—	$167,715
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	988,979	—	$988,979
Other comprehensive loss, net of taxes	—	—	—	—	(12,146)	$(12,146)
Purchase of treasury stock	(4,841)	—	(306,148)	—	—	$(306,148)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,923	(57,763)	110,604	—	—	$52,841
Stock received for payment of employee taxes on vesting of restricted stock	(1,242)	(13,671)	(76,909)	—	—	$(90,580)
Stock-based compensation expense	—	181,547	—	—	—	$181,547
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment				(1,999)		$(1,999)
Net income	—	—	—	590,644	—	$590,644
Other comprehensive income, net of taxes	—	—	—	—	19,501	$19,501
Purchase of treasury stock	(4,247)	—	(380,064)	—	—	$(380,064)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	4,352	(7,934)	82,736	—	—	$74,802
Stock received for payment of employee taxes on vesting of restricted stock	(1,019)	(17,632)	(92,396)	—	—	$(110,028)
Stock-based compensation expense	—	197,268	—	—	—	$197,268
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 2, 2021
(In thousands)

	2020	2019	2018
Cash and cash equivalents at beginning of year	$705,210	$533,298	$688,087
Cash flows from operating activities:
Net income	590,644	988,979	345,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,653	122,789	118,721
Amortization of debt discount and fees	1,053	1,001	1,196
Stock-based compensation	197,268	181,547	167,715
(Gain) loss on investments, net	4,954	4,090	(2,732)
Deferred income taxes	(26,117)	(576,738)	(11,676)
Provisions for losses on receivables	1,628	632	5,102
ROU asset amortization and change in operating lease liabilities	4,483	562	—
Other non-cash items	773	428	2,607
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(25,934)	(4,718)	(87,083)
Inventories	(25,685)	(33,024)	752
Prepaid expenses and other	(31,167)	(11,031)	(19,622)
Other assets	(71,606)	(8,011)	(14,606)
Accounts payable and accrued liabilities	18,394	33,915	1,553
Deferred revenue	110,173	27,498	100,696
Other long-term liabilities	10,408	1,681	(3,649)
Net cash provided by operating activities	904,922	729,600	604,751
Cash flows from investing activities:
Purchases of non-marketable investments	—	(33,717)	(115,839)
Proceeds from the sale of non-marketable investments	217	2,952	3,497
Purchases of property, plant and equipment	(94,813)	(74,605)	(61,503)
Cash paid in business combinations and asset acquisitions, net of cash acquired	(197,562)	(338)	—
Net cash used for investing activities	(292,158)	(105,708)	(173,845)
Cash flows from financing activities:
Proceeds from revolving credit facility	350,000	150,000	100,000
Payment on revolving credit facility	(350,000)	(250,000)	(85,000)
Principal payments on term loan	—	—	(300,000)
Proceeds from issuance of common stock	74,803	52,842	40,908
Stock received for payment of employee taxes on vesting of restricted stock	(110,028)	(90,580)	(69,921)
Payments for repurchases of common stock	(380,064)	(306,148)	(250,059)
Change in book overdraft	—	—	(3,867)
Net cash used for financing activities	(415,289)	(443,886)	(567,939)
Effect of exchange rate changes on cash and cash equivalents	25,747	(8,094)	(17,756)
Increase (decrease) in cash and cash equivalents	223,222	171,912	(154,789)
Cash and cash equivalents at end of year	$928,432	$705,210	$533,298

Supplemental cash flow information:
Cash paid for interest	$19,778	$17,842	$23,018
Cash paid for income taxes, net	105,917	41,946	68,040

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended January 2, 2021

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc. (“Cadence”) provides solutions that enable its customers to design complex and innovative electronic products. Cadence’s solutions are designed to give its customers a competitive edge in their development of integrated circuits (“ICs”), systems-on-chip (“SoCs”) and increasingly sophisticated electronic devices and systems by optimizing performance, minimizing power consumption, shortening the time required for customers to bring their products to market, improving engineering productivity and reducing their design, development and manufacturing costs. Cadence’s product offerings include software, hardware, services and reusable IC design blocks, which are commonly referred to as intellectual property (“IP”). Cadence also provides maintenance for its software, hardware, and IP product offerings.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence.
Cadence’s fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2020 was a 53- week year, while 2019 and 2018 were each 52-week fiscal years.
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
Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” that eliminates “Step 2” from the goodwill impairment test. Cadence adopted the new standard on December 29, 2019, the first day of fiscal 2020. The new standard did not have an impact on Cadence’s consolidated financial statements and related disclosures.
Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. Cadence adopted the new standard on December 29, 2019, the first day of fiscal 2020. The new standard did not have a material impact on Cadence’s consolidated financial statements and related disclosures.
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

New Accounting Standards Not Yet Adopted
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Cadence is currently evaluating the impacts of the provisions of this standard on its financial condition, results of operations and cash flows.
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
Allowances for Doubtful Accounts
Cadence assesses its ability to collect outstanding receivables and provides customer-specific allowances, allowances for credit losses and general allowances for the portion of its receivables that are estimated to be uncollectible. The allowances are based on the current creditworthiness of its customers, historical experience, expected credit losses, changes in customer demand and the overall economic climate in the industries that Cadence serves. Provisions for these allowances are recorded in general and administrative expense in Cadence’s consolidated income statements.
Inventories
Inventories are computed at standard costs which approximate actual costs and are valued at the lower of cost or net realizable value based on the first-in, first-out method. Cadence’s inventories include high technology parts and components for complex emulation and prototyping hardware systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to minimize the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s policy is to reserve for inventory in excess of 12-month demand or for other known obsolescence or realization issues.

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
Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Cadence capitalized costs of software developed for internal use of $0.9 million, $2.4 million, and $3.6 million during fiscal 2020, 2019 and 2018, respectively.
Cadence recorded depreciation and amortization expense of $67.6 million, $63.3 million and $60.4 million during fiscal 2020, 2019 and 2018, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2020, 2019 and 2018 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs were $36.7 million and $31.6 million as of January 2, 2021, and December 28, 2019, respectively, and are included in other assets in Cadence’s consolidated balance sheet. Amortization of these assets was $34.6 million, $29.4 million and $26.5 million during fiscal 2020, 2019 and 2018, respectively, and is included in sales and marketing expense in Cadence’s consolidated income statement.
Goodwill
Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence’s single reporting unit may be less than its carrying amount. To assess for impairment, Cadence compares the estimated fair value of its single reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further analysis is required. If the fair value of the reporting unit is less than the carrying value of its net assets, Cadence would be required to record an impairment charge.
Long-Lived Assets, Including Acquired Intangibles
Cadence’s long-lived assets consist of property, plant and equipment, and acquired intangibles. Acquired intangibles with definite lives are amortized on a straight-line basis over the estimated economic life of the underlying products and technologies, which range from three to fourteen years. Acquired intangibles with indefinite lives, or in-process technology, consists of projects that had not reached technological feasibility by the date of acquisition. Upon completion of the project, the assets are amortized over their estimated useful lives. If the project is abandoned rather than completed, the asset is written off. In-process technology is tested for impairment annually and as necessary if changes in facts and circumstances indicate that the assets might be impaired.

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
Leases
Cadence adopted ASU 2016-02, “Leases (Topic 842)” (“Topic 842”) on the first day of fiscal 2019 and the adoption of the standard did not have a material impact on Cadence’s results from operations or cash flows.
Lessee Considerations
Cadence has operating leases primarily consisting of facilities with remaining lease terms of approximately one year to fifteen years. Cadence has options to terminate many of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that Cadence will not exercise the early termination option. For certain leases, Cadence has options to extend the lease term for additional periods ranging from one year to ten years. These renewal options are not considered in the remaining lease term unless it is reasonably certain that Cadence will exercise such options.
At inception of a contract, Cadence determines an arrangement contains a lease if the arrangement conveys the right to use an identified asset and Cadence obtains substantially all of the economic benefits from the asset and has the ability to direct the use of the asset. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, Cadence combines the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets. Non-lease components primarily include common-area maintenance and other management fees.
Operating lease expense is generally recognized evenly over the term of the lease. Payments under Cadence's lease agreements are primarily fixed; however, certain agreements contain rental payments that are adjusted periodically based on changes in consumer price and other indices. Changes to payments resulting from changes in indices are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Cadence’s lease agreements do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The incremental borrowing rate represents a comparable rate to borrow on a collateralized basis over a similar term and in the economic environment where the leased asset is located. Cadence used the incremental borrowing rate on the effective date of adoption of Topic 842 for all leases that commenced prior to that date.
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

Cadence reviews its non-marketable investments on a regular basis to determine whether its investments in these companies are impaired. Cadence considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its review. If Cadence determines the carrying value of an investment exceeds its fair value, the book value of the investment is adjusted to its fair value. Cadence records investment write-downs in other income, net, in the consolidated income statements.
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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded as a component of retained earnings by Cadence on the reissuance of treasury stock during fiscal 2020, 2019 or 2018.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which Cadence expects to be entitled in exchange for promised goods or services. Cadence’s performance obligations are satisfied either over time or at a point in time. In any fiscal year, between 85% and 90% of revenue is characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from Cadence’s software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements (“IPAA”). The remainder of Cadence’s revenue is characterized as up-front revenue. Up-front revenue is primarily generated by sales of emulation and prototyping hardware and individual IP licenses.
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
Cadence enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, Cadence allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its SSP. We generate revenue from contracts with customers and apply judgement in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

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
Some customers enter into a non-cancellable IPAA whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of IP products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the IPAA is treated as an individual contract and accounted for based on the respective performance obligations.
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
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $7.1 million, $8.4 million and $7.6 million during fiscal 2020, 2019 and 2018, respectively, and is included in marketing and sales in the consolidated income statements.
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
Cadence records estimated provisions for termination benefits and outplacement costs along with other personnel-related restructuring costs, asset impairments related to abandoned assets and other costs associated with the restructuring plan. Cadence regularly evaluates the adequacy of its restructuring liabilities and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Subsequent adjustments to restructuring accruals are classified in restructuring and other charges in the consolidated income statements.
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
Cadence then records a valuation allowance to reduce the deferred tax assets to the amount that Cadence believes is more likely than not to be realized based on its judgment of all available positive and negative evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which the strength of the evidence can be objectively verified. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:
•the nature and history of current or cumulative financial reporting income or losses;
•sources of future taxable income;
•the anticipated reversal or expiration dates of the deferred tax assets; and
•tax planning strategies.
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
For additional discussion of income taxes, see Note 6 in the notes to the consolidated financial statements.

NOTE 3. DEBT
Cadence’s outstanding debt as of January 2, 2021 and December 28, 2019 was as follows:

	January 2, 2021			December 28, 2019
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$—	$—	$—
2024 Notes	350,000	(3,207)	346,793	350,000	(3,981)	346,019
Total outstanding debt	$350,000	$(3,207)	$346,793	$350,000	$(3,981)	$346,019
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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of January 2, 2021 and December 28, 2019, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $393.2 million as of January 2, 2021.
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

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of January 2, 2021 and December 28, 2019 were as follows:

	As of
	January 2, 2021	December 28, 2019
	(In thousands)
Accounts receivable	$196,990	$179,250
Unbilled accounts receivable	144,364	126,165
Long-term receivables	3,655	3,082
Total receivables	345,009	308,497
Less allowance for doubtful accounts	(2,867)	(869)
Total receivables, net	$342,142	$307,628
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of January 2, 2021 and December 28, 2019, no customer accounted for 10% or more of Cadence’s total receivables.
Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2020, 2019 and 2018 were as follows:

	Balance at Beginning of Period*	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended January 2, 2021	$2,868	$1,628	$225	$(1,854)	$2,867
Year ended December 28, 2019	3,936	632	—	(3,699)	869
Year ended December 29, 2018	$—	$5,102	$—	$(1,166)	$3,936
_____________
* Beginning balance for fiscal 2020 reflects the cumulative-effect adjustment recorded in connection with the adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” on the first day of fiscal 2020. For additional discussion of recently adopted accounting standards, see Note 2 in the notes to the consolidated financial statements.

NOTE 5. REVENUE
Cadence groups its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for fiscal 2020 and 2019:

	2020	2019	2018
Custom IC Design and Simulation	25%	25%	26%
Digital IC Design and Signoff	29%	30%	29%
Functional Verification, including Emulation and Prototyping Hardware*	22%	23%	24%
IP	14%	13%	12%
System Design and Analysis	10%	9%	9%
Total	100%	100%	100%
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

Cadence’s contract balances as of January 2, 2021 and December 28, 2019 were as follows:

	As of
	January 2, 2021	December 28, 2019
	(In thousands)
Contract assets	$9,709	$10,209
Deferred revenue	553,921	428,883
Cadence recognized revenue of $345.9 million, $311.8 million and $284.3 million during fiscal 2020, 2019 and 2018, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.9 billion as of January 2, 2021, which included $133.6 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. Contracted but unsatisfied performance obligations were approximately $3.6 billion as of December 28, 2019, which included $205.7 million of non-cancellable IPAA commitments from customers. As of January 2, 2021, Cadence expected to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, as revenue over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $51.2 million, $40.4 million and $34.3 million during fiscal 2020, 2019 and 2018, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 6. INCOME TAXES
Cadence’s income before provision (benefit) for income taxes included income from the United States and from foreign subsidiaries for fiscal 2020, 2019 and 2018, was as follows:

	2020	2019	2018
	(In thousands)
United States	$256,032	$139,306	$58,963
Foreign subsidiaries	376,716	339,662	317,427
Total income before provision (benefit) for income taxes	$632,748	$478,968	$376,390

Cadence’s provision (benefit) for income taxes was comprised of the following items for fiscal 2020, 2019 and 2018:

	2020	2019	2018
	(In thousands)
Current:
Federal	$15,083	$15,282	$902
State and local	6,401	2,716	(1,270)
Foreign	46,737	48,729	42,657
Total current	68,221	66,727	42,289

Deferred:
Federal	(11,155)	(9,001)	(10,324)
State and local	(24,186)	6,593	886
Foreign	9,224	(574,330)	(2,238)
Total deferred	(26,117)	(576,738)	(11,676)

Total provision (benefit) for income taxes	$42,104	$(510,011)	$30,613
During the third quarter of fiscal 2020, the State of California enacted legislation that, for a three-year period beginning in fiscal 2020, will limit Cadence’s utilization of California research and development tax credits to $5 million annually and will suspend the use of California net operating loss deductions. Cadence accounted for the effects of the California tax law change in the period of enactment. Cadence recognized a tax benefit of approximately $22.2 million due to a partial release of the valuation allowance on our California research and development tax credit deferred tax assets as a result of certain tax elections made in Cadence’s 2019 California tax return.
During the fourth quarter of fiscal 2019, Cadence completed intercompany transfers of certain intangible property rights to its Irish subsidiary, which resulted in the establishment of a deferred tax asset and the recognition of an income tax benefit of $575.6 million. Cadence expected to realize the Irish deferred tax asset in future years and did not provide for a valuation allowance. Cadence considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and any prudent and feasible tax planning strategies in making this determination.
The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rates of 21% to income before provision (benefit) for income taxes for fiscal 2020, 2019, and 2018 as follows:

	2020	2019	2018
	(In thousands)
Provision computed at federal statutory income tax rate	$132,877	$100,583	$79,042
State and local income tax, net of federal tax effect	20,936	23,221	15,540
Intercompany transfers of intangible property rights	—	(575,618)	—
Foreign income tax rate differential	(32,589)	(37,786)	(37,031)
Deemed repatriation transition tax	—	—	(1,409)
U.S. tax on foreign entities	43,615	57,225	28,846
Stock-based compensation	(51,226)	(29,785)	(13,539)
Change in deferred tax asset valuation allowance	(9,101)	16,796	13,234
Tax credits	(89,684)	(87,793)	(72,815)
Non-deductible research and development expense	5,163	4,363	4,700
Tax effects of intra-entity transfer of assets	392	895	79
Withholding taxes	17,189	15,865	11,535
Tax settlements, foreign	1,193	458	—
Increase (decrease) in unrecognized tax benefits	159	(1,303)	(1,545)
Other	3,180	2,868	3,976
Provision (benefit) for income taxes	$42,104	$(510,011)	$30,613
Effective tax rate	7%	(106)%	8%

The components of deferred tax assets and liabilities consisted of the following as of January 2, 2021 and December 28, 2019:

	As of
	January 2, 2021	December 28, 2019
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$197,436	$206,008
Reserves and accruals	60,272	47,562
Intangible assets	578,267	583,323
Capitalized research and development expense for income tax purposes	39,427	18,477
Operating loss carryforwards	5,935	6,201
Deferred income	21,170	16,704
Capital loss carryforwards	16,944	17,320
Stock-based compensation costs	14,656	15,097
Depreciation and amortization	4,402	8,721
Investments	2,521	2,459
Lease liability	31,278	25,016
Total deferred tax assets	972,308	946,888
Valuation allowance	(116,419)	(125,520)
Net deferred tax assets	855,889	821,368

Deferred tax liabilities:
Intangible assets	(44,549)	(24,907)
Undistributed foreign earnings	(41,957)	(31,916)
ROU assets	(31,278)	(25,016)
Other	(10,749)	(8,350)
Total deferred tax liabilities	(128,533)	(90,189)
Total net deferred tax assets	$727,356	$731,179
During fiscal 2020, 2019 and 2018 Cadence maintained valuation allowances of $116.4 million, $125.5 million, and $108.7 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:
•Tax credits in certain states that are accumulating at a rate greater than Cadence’s capacity to utilize the credits and tax credits in certain states where it is likely the credits will expire unused;
•Federal, state and foreign deferred tax assets related to investments and capital losses that can only be utilized against gains that are capital in nature; and
•Foreign tax credits that can only be fully utilized if Cadence has sufficient income of a specific character in the future.
The valuation allowance decreased by $9.1 million during fiscal 2020 and increased by $16.8 million and $13.2 million, during fiscal 2019 and fiscal 2018, respectively. The valuation allowance activity was primarily related to California research and development tax credits and certain foreign tax credits.

As of January 2, 2021, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$743	from 2021 through 2029
California	27,093	from 2030 through 2039
Other states (tax effected, net of federal benefit)	1,564	from 2021 through 2037
Foreign (tax effected)	2,322	from 2025 through indefinite
As of January 2, 2021, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$96,417	from 2038 through 2040
California	63,130	indefinite
Other states	12,023	from 2021 through indefinite
Foreign	25,866	from 2035 through indefinite
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of January 2, 2021, Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States – Federal	2015
United States – California	2016
Ireland	2016
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2020, 2019 and 2018 are as follows:

	2020	2019	2018
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$106,041	$101,857	$110,179
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year*	5,037	(3,143)	(4,183)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	3,344	8,951	2,370
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(1,316)	(380)	—
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(676)	(1,692)	(5,179)
Effect of foreign currency translation	591	448	(1,330)
Unrecognized tax benefits at the end of the fiscal year	$113,021	$106,041	$101,857

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$66,010	$61,527	$58,022
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions

It is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $10.5 million during the next 12 months. The potential decrease could be primarily driven by settlements with tax authorities. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision (benefit) for income taxes for fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(In thousands)
Interest	$473	$490	$585
Penalties	(3)	19	342
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of January 2, 2021 and December 28, 2019 were as follows:

	As of
	January 2, 2021	December 28, 2019
	(In thousands)
Interest	$3,555	$3,500
Penalties	12	12

NOTE 7. LEASES
Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was as follows during fiscal 2020, 2019 and 2018:

	2020	2019	2018
	(In thousands)
Operating lease expense	$39,731	$34,709	$33,717
Additional activity related to Cadence’s leases during fiscal 2020 and 2019 was as follows:

	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$34,723	$34,961
ROU assets obtained in exchange for operating lease obligations	63,057	38,090
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the consolidated balance sheet as follows:

	As of
	January 2, 2021	December 28, 2019
	(In thousands)
Other assets	$133,354	$100,343

Accounts payable and accrued liabilities	33,920	25,558
Other long-term liabilities	113,916	84,782
Total lease liabilities	$147,836	$110,340

Weighted average remaining lease term (in years)	6.7	5.1
Weighted average discount rate	3.8%	4.5%

Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of January 2, 2021, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2021	$38,173
2022	29,229
2023	21,517
2024	18,496
2025	15,975
Thereafter	44,251
Total future lease payments	167,641
Less imputed interest	(19,805)
Total lease liability balance	$147,836
As of January 2, 2021, Cadence had additional operating lease obligations of approximately $5.9 million for a facility lease that will commence in the first quarter of fiscal 2021.
NOTE 8. INVESTMENTS
Cadence has a portfolio of equity investments that includes investments in both marketable and non-marketable securities. These investments primarily consist of cash investments in companies with technologies or services that are potentially strategically important to Cadence.
Marketable Equity Investments
Cadence’s investment in marketable equity securities consists of purchased shares of a publicly held company and is included in prepaid expenses and other in Cadence’s consolidated balance sheets. Changes in the fair value of these investments is recorded to other income, net in Cadence’s consolidated income statements.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock, convertible debt or other instruments of privately held entities and are included in other assets on Cadence’s consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $130.7 million and $136.3 million as of January 2, 2021 and December 28, 2019, respectively. During fiscal 2020 and fiscal 2019, Cadence recorded losses of $4.6 million and $6.9 million, respectively, to other income, net in Cadence’s consolidated income statements, which represented Cadence’s proportionate share of net income from the investee, offset by amortization of basis differences.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $1.6 million and $1.9 million as of January 2, 2021 and December 28, 2019, respectively. Gains and losses on these investments are recorded to other income, net in Cadence’s consolidated income statements and were not material to Cadence’s consolidated financial statements for fiscal 2020, 2019 or 2018.
NOTE 9. ACQUISITIONS
On January 15, 2020, Cadence acquired all of the outstanding equity of AWR Corporation (“AWR”). On February 6, 2020, Cadence also acquired all of the outstanding equity of Integrand Software, Inc. (“Integrand”). These acquisitions enhance Cadence’s technology portfolio to address growing radio frequency design activity, driven by expanding use of 5G communications.
The aggregate cash consideration for these acquisitions was $195.6 million, after taking into account cash acquired of $1.5 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence will also make payments to certain employees, subject to continued employment and other performance-based conditions, through the first quarter of fiscal 2023.
With its acquisition of AWR and Integrand, Cadence recorded $101.3 million of definite-lived intangible assets, primarily related to existing technology and customer agreements and relationships. The weighted-average amortization period for definite-lived intangible assets acquired is approximately 9 years. Cadence also recorded $119.4 million of goodwill and $25.1 million of net liabilities, consisting primarily of deferred tax liabilities, assumed deferred revenue and trade accounts receivable. The recorded goodwill is primarily related to the acquired assembled workforce and expected synergies from combining operations of the acquired companies with Cadence. None of the goodwill related to the acquisitions of AWR and Integrand will be deductible for tax purposes.

Cadence completed one additional acquisition during fiscal 2020. This acquisition is not material to the consolidated financial statements. Cadence has not presented pro forma financial information for any of the businesses it acquired during fiscal 2020 because the results of operations for these businesses are not material to Cadence’s consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions were $2.4 million, $2.3 million and $0.6 million during fiscal 2020, 2019 and 2018, respectively. These costs consist of professional fees and administrative costs and were expensed as incurred in Cadence’s consolidated income statements.
NOTE 10. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2020 and 2019 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 29, 2018	$662,272
Effect of foreign currency translation	(416)
Balance as of December 28, 2019	661,856
Goodwill resulting from acquisitions	120,564
Effect of foreign currency translation	(333)
Balance as of January 2, 2021	$782,087
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2020 and determined that the fair value of Cadence’s single reporting unit exceeded the carrying amount of its net assets and that no impairment existed.
Acquired Intangibles, Net
Acquired intangibles as of January 2, 2021 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$370,838	$(230,654)	$140,184
Agreements and relationships	180,023	(113,629)	66,394
Tradenames, trademarks and patents	10,590	(6,578)	4,012
Total acquired intangibles with definite lives	561,451	(350,861)	210,590
During fiscal 2020, Cadence completed certain projects previously included in in-process technology and transferred $19.5 million to existing technology.
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

Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2020, 2019 and 2018, by consolidated income statement caption, was as follows:

	2020	2019	2018
	(In thousands)
Cost of product and maintenance	$46,184	$40,951	$39,247
Amortization of acquired intangibles	18,009	12,128	14,086
Total amortization of acquired intangibles	$64,193	$53,079	$53,333
As of January 2, 2021, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2021	$61,706
2022	43,401
2023	27,870
2024	26,408
2025	15,767
Thereafter	35,438
Total estimated amortization expense	$210,590

NOTE 11. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2020, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 9.0 million. As of January 2, 2021, the total number of shares available for future issuance under the Omnibus Plan was 16.2 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a period of three years to four years. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of January 2, 2021, the total number of shares available for future issuance under the Directors Plan was 0.5 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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
Stock-Based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(In thousands)
Stock options	$8,062	$6,806	$5,581
Restricted stock	173,193	164,078	153,348
ESPP	16,013	10,663	8,786
Total stock-based compensation expense	$197,268	$181,547	$167,715

Income tax benefit	$31,857	$30,118	$32,830

Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2020, 2019 and 2018 as follows:

	2020	2019	2018
	(In thousands)
Cost of product and maintenance	$2,922	$2,759	$2,631
Cost of services	3,720	3,510	3,714
Marketing and sales	42,096	39,088	34,665
Research and development	124,999	114,656	104,353
General and administrative	23,531	21,534	22,352
Total stock-based compensation expense	$197,268	$181,547	$167,715
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Dividend yield	None	None	None
Expected volatility	25.1%	24.4%	24.3%
Risk-free interest rate	1.36%	2.47%	2.54%
Expected term (in years)	4.8	4.8	4.8
Weighted-average fair value of options granted	$19.38	$14.58	$10.24
A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2020 is presented below:

		Weighted- Average	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 28, 2019	4,933	$26.38
Granted	534	79.82
Exercised	(1,497)	17.69
Forfeited	(36)	49.97
Options outstanding as of January 2, 2021	3,934	$36.72	3.4	$392,240
Options vested as of January 2, 2021	2,974	$28.37	2.7	$321,425
Cadence had total unrecognized compensation expense related to stock option grants of $15.0 million as of January 2, 2021, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.3 years.
The total intrinsic value of and cash received from options exercised during fiscal 2020, 2019 and 2018 was:

	2020	2019	2018
	(In thousands)
Intrinsic value of options exercised	$109,193	$51,625	$31,109
Cash received from options exercised	26,474	14,553	11,748

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
Certain long-term, market-based performance stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Stock-based compensation expense is recognized straight-line over the vesting term. If the market-based performance conditions are not ultimately met, compensation expense previously recognized is not reversed. As of January 2, 2021, Cadence had 1.8 million shares of unvested long-term, market-based performance stock awards outstanding.
Stock-based compensation expense related to performance-based and market-based performance restricted stock grants for fiscal 2020, 2019 and 2018 was as follows:

	2020	2019	2018
	(In thousands)
Stock-based compensation expense related to performance-based restricted stock	$14,859	$12,640	$12,868
Stock-based compensation expense related to market-based performance stock awards	8,335	7,019	2,300
A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2020 is presented below:

		Weighted- Average Grant Date	Weighted- Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of December 28, 2019	8,393	$42.55
Granted	2,180	101.80
Vested	(3,865)	42.14
Forfeited	(469)	47.74
Unvested shares as of January 2, 2021	6,239	$63.12	1.1	$851,087
Cadence had total unrecognized compensation expense related to restricted stock grants of $316.0 million as of January 2, 2021, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2020, 2019 and 2018 was:

	2020	2019	2018
	(In thousands)
Fair value of restricted stock realized upon vesting	$358,261	$298,320	$232,099

Employee Stock Purchase Plan
Cadence provides an ESPP, as amended from time to time. A majority of Cadence employees are eligible to participate in the ESPP. Under the terms of the ESPP, for the offering period that commenced February 1, 2020, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 12% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $12,000. Each offering period has a duration of six months beginning on either February 1 or August 1. The purchase dates fall on the last days of the six-month offering periods. Under the ESPP for the periods August 1, 2018 through the January 31, 2020 purchase date, participating employees could contribute up to 10% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $10,000. Under the ESPP and through the July 31, 2018 purchase date, participating employees could contribute up to 7% of their annual base earnings plus bonuses and commissions, subject to a limit in any calendar year of $8,000. As of January 2, 2021, the total number of shares available for future issuance under the ESPP was 5.3 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Dividend yield	None	None	None
Expected volatility	32.6%	27.9%	21.1%
Risk-free interest rate	0.8%	2.23%	2.05%
Expected term (in years)	0.5	0.5	0.5
Weighted-average fair value of options granted	$23.08	$14.37	$9.24
Shares of common stock issued under the ESPP for fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	785	988	892
Cash received for the purchase of shares under the ESPP	$48,328	$38,290	$29,160
Weighted-average purchase price per share	$61.55	$38.74	$32.69
Reserved for Future Issuance
As of January 2, 2021, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	21,365
Employee stock purchase plans	5,254
Directors stock plans*	730
Total	27,349
_____________
*Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.
NOTE 12. STOCK REPURCHASE PROGRAMS
As of the end of fiscal 2019, approximately $369 million remained available under Cadence’s previously announced authorization to repurchase shares of Cadence common stock. In July 2020, Cadence’s Board of Directors increased the previously announced authorization to repurchase shares of Cadence common stock by an additional $750 million. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of January 2, 2021, approximately $739 million remained available to repurchase shares of Cadence common stock.

The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(In thousands)
Shares repurchased	4,247	4,841	5,934
Total cost of repurchased shares	$380,064	$306,148	$250,059

NOTE 13. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. The charges associated with these restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions, estimated lease losses related to facilities vacated and charges related to abandoned assets. During the fourth quarter of fiscal 2020, Cadence initiated a restructuring plan (the “2020 Restructuring Plan”) and recorded restructuring and other charges of $10.8 million related to severance payments, termination benefits and charges related to vacated facilities. As of January 2, 2021, total liabilities related to the 2020 Restructuring Plan were $8.6 million.
Cadence has also initiated restructuring plans in prior years, including both fiscal 2019 and fiscal 2018 (the “prior restructuring plans”). During fiscal 2020, Cadence revised certain estimates made in connection with the prior restructuring plans and recorded credits of $1.6 million. As of January 2, 2021, total liabilities related to the prior restructuring plans were $0.1 million.

The following table presents activity for Cadence’s restructuring plans during fiscal 2020, 2019 and 2018:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 30, 2017	$13,535	$249	$13,784
Restructuring and other charges, net	10,268	821	11,089
Cash payments	(12,688)	(192)	(12,880)
Effect of foreign currency translation	61	(30)	31
Balance, December 29, 2018	$11,176	$848	$12,024
Restructuring and other charges, net	8,649	(28)	8,621
Cash payments	(10,714)	(420)	(11,134)
Effect of foreign currency translation	118	9	127
Balance, December 28, 2019	$9,229	$409	$9,638
Restructuring and other charges , net	7,476	1,739	9,215
Cash payments	(9,424)	(773)	(10,197)
Effect of foreign currency translation	40	(3)	37
Balance, January 2, 2021	$7,321	$1,372	$8,693
The remaining liability for Cadence’s restructuring plans is recorded in the consolidated balance sheet as follows:

As of
January 2, 2021
(In thousands)
Accounts payable and accrued liabilities	$8,653
Other long-term liabilities	40
Total liabilities	$8,693

All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet as of January 2, 2021. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
NOTE 14. OTHER INCOME, NET
Cadence’s other income, net, for fiscal 2020, 2019 and 2018 was as follows:

	2020	2019	2018
	(In thousands)
Interest income	$3,817	$9,509	$8,070
Gains (losses) on marketable equity investments	(148)	713	(551)
Gains (losses) on non-marketable equity investments	(4,806)	(4,802)	3,300
Gains (losses) on securities in NQDC trust	4,881	5,402	(1,471)
Gains (losses) on foreign exchange	4,429	(4,111)	(5,557)
Other expense, net	(228)	(710)	(471)
Total other income, net	$7,945	$6,001	$3,320

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
The calculations for basic and diluted net income per share for fiscal 2020, 2019 and 2018 are as follows:

	2020	2019	2018
	(In thousands, except per share amounts)
Net income	$590,644	$988,979	$345,777
Weighted-average common shares used to calculate basic net income per share	273,728	273,239	273,729
Stock-based awards	5,913	7,276	7,415
Weighted-average common shares used to calculate diluted net income per share	279,641	280,515	281,144
Net income per share – basic	$2.16	$3.62	$1.26
Net income per share – diluted	$2.11	$3.53	$1.23
The following table presents shares of Cadence’s common stock outstanding for fiscal 2020, 2019 and 2018 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2020	2019	2018
	(In thousands)
Long-term market-based awards	383	1,097	50
Options to purchase shares of common stock	201	359	637
Non-vested shares of restricted stock	58	727	290
Total potential common shares excluded	642	2,183	977

NOTE 16. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of January 2, 2021 and December 28, 2019 is as follows:

	As of
	January 2, 2021	December 28, 2019
	(In thousands)
Inventories:
Raw materials	$63,647	$36,637
Finished goods	12,309	19,165
Inventories	$75,956	$55,802

Property, plant and equipment:
Computer equipment and related software	$616,836	$554,874
Buildings	126,666	126,795
Land	55,848	55,820
Leasehold, building and land improvements	129,155	106,456
Furniture and fixtures	27,064	23,425
Equipment	38,732	38,955
In-process capital assets	10,774	4,706
Total cost	1,005,075	911,031
Less: Accumulated depreciation and amortization	(693,950)	(635,176)
Property, plant and equipment, net	$311,125	$275,855

Other assets:
Non-marketable investments	$132,226	$138,212
ROU lease assets	133,354	100,343
Other long-term assets	170,526	106,874
Other assets	$436,106	$345,429

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$219,289	$200,163
Other accrued operating liabilities	130,662	116,745
Accounts payable and accrued liabilities	$349,951	$316,908

Other long-term liabilities:
Operating lease liabilities	$113,916	$84,782
Other accrued liabilities	93,186	77,739
Other long-term liabilities	$207,102	$162,521

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2020.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of January 2, 2021 and December 28, 2019:

	Fair Value Measurements as of January 2, 2021:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$541,386	$541,386	$—	$—
Marketable equity securities	4,452	4,452	—	—
Securities held in NQDC trust	42,769	42,769	—	—
Foreign currency exchange contracts	8,868	—	8,868	—
Total Assets	$597,475	$588,607	$8,868	$—

As of January 2, 2021, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 28, 2019:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$445,942	$445,942	$—	$—
Marketable equity securities	4,600	4,600	—	—
Securities held in NQDC trust	34,096	34,096	—	—
Foreign currency exchange contracts	3,557	—	3,557	—
Total Assets	$488,195	$484,638	$3,557	$—

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
Level 3 Measurements
Cadence acquired intangible assets of $101.3 million during the first quarter of fiscal 2020 with its acquisition of AWR and Integrand. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach, which include level 3 inputs.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from existing technology over the estimated remaining life of the technology, including the effect of technological obsolescence which was estimated at rate between 5% and 7.5% annually, before applying an assumed royalty rate of 20%. The present value of after-tax royalty savings were determined using discount rates ranging from 10% to 11.5%.
The fair value for customer contracts and related relationships was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships considered customer retention rates ranging between 85% and 95%. The present value of operating cash flows from existing customers was determined using discount rates 10% and 11.5%.
Cadence also assumed obligations related to deferred revenue of $6.9 million during the first quarter of fiscal 2020 with its acquisition of AWR. The fair value of these obligations was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit margin, which approximates the amount that AWR would be required to pay a third party to assume the obligation.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and deferred revenue obligations are reasonable, but significant judgment is involved.
NOTE 18. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Cadence had purchase obligations of $46.8 million as of January 2, 2021 that were associated with agreements or commitments for purchases of goods or services.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2020, 2019 or 2018.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2020, 2019 or 2018.

NOTE 19. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(In thousands)
Contributions to defined contribution plans	$27,152	$25,269	$25,731
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
Accumulated other comprehensive loss was comprised of the following as of January 2, 2021, and December 28, 2019:

	As of
	January 2, 2021	December 28, 2019
	(In thousands)
Foreign currency translation loss	$(11,130)	$(29,503)
Changes in defined benefit plan liabilities	(6,295)	(7,423)
Total accumulated other comprehensive loss	$(17,425)	$(36,926)
For fiscal 2020, 2019 and 2018, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.
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

The following table presents a summary of revenue by geography for fiscal 2020, 2019 and 2018:

	2020	2019	2018
	(In thousands)
Americas:
United States	$1,096,263	$982,380	$924,644
Other Americas	43,652	43,473	32,531
Total Americas	1,139,915	1,025,853	957,175
Asia:
China	406,645	241,474	210,194
Other Asia	487,362	459,028	395,221
Total Asia	894,007	700,502	605,415
Europe, Middle East and Africa	469,804	433,314	406,877
Japan	179,165	176,650	168,555
Total	$2,682,891	$2,336,319	$2,138,022
The following table presents a summary of property, plant and equipment assets by geography as of January 2, 2021, December 28, 2019 and December 29, 2018:

	As of
	January 2, 2021	December 28, 2019	December 29, 2018
	(In thousands)
Americas:
United States	$248,292	$220,023	$200,025
Other Americas	753	728	475
Total Americas	249,045	220,751	200,500
Asia:
China	16,416	15,729	9,608
Other Asia	28,668	27,890	30,021
Total Asia	45,084	43,619	39,629
Europe, Middle East and Africa	16,304	10,474	11,784
Japan	692	1,011	717
Total*	$311,125	$275,855	$252,630

NOTE 22. SUBSEQUENT EVENT
On January 18, 2021, Cadence entered into a definitive agreement to acquire all of the outstanding equity of Belgium-based Numerical Mechanics Applications International SA (“NUMECA”), a leader in computational fluid dynamics (“CFD”), mesh generation, multi-physics simulation and optimization. This addition of NUMECA’s technologies and talent supports Cadence’s Intelligent System Design™ strategy and broadens its System Design and Analysis technology portfolio with the addition of CFD solutions. The acquisition of NUMECA is expected to close during the first quarter of fiscal 2021, subject to customary closing conditions, and is expected to be funded through cash on hand.
Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, Cadence is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
3.01	The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.	10-Q	000-15867	3.01	7/22/2019
3.02	The Registrant’s Amended and Restated Bylaws, effective as of February 10, 2021.	8-K	000-15867	3.01	2/12/2021
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
4.04	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-15867	4.04	2/24/2020
10.01*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008 under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.11*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011

10.12*	Form of Incentive Stock Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011
10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-240302	99.1	8/3/2020
10.16*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.					X
10.17*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.					X
10.18*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.19*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.20*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.21*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.22*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018
10.23*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.24*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.25*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.10	2/26/2008
10.26*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.	10-K	000-15867	10.26	2/24/2020
10.27*	The Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.28*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016
10.29*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.30	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.31	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.32	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan.	S-8	333-194102	99.01	2/24/2014
10.33*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016

10.34*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009
10.35*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.36*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.37*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.38*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.39*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.40*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.41*	Employment Agreement, effective as of March 16, 2015, between the Registrant and Anirudh Devgan.	10-Q	000-15867	10.01	4/27/2015
10.42*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.	10-K	000-15867	10.49	2/18/2016
10.43*	Offer Letter, dated January 12, 2017, between the Registrant and Surendra Babu Mandava.	10-K	000-15867	10.51	2/10/2017
10.44*	First Amendment to Employment Agreement, effective November 16, 2017, between the Registrant and Anirudh Devgan.	8-K	000-15867	10.01	11/17/2017
10.45	Credit Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/1/2017
10.46*	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.	10-Q	000-15867	10.01	4/25/2018
10.47*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
10.48	Second Amendment to Employment Agreement, effective March 31, 2020, between Registrant and Anirudh Devgan.	10-Q	000-15867	10.01	4/20/2020
16.01	Letter from KPMG LLP dated March 3, 2020	8-K	000-15867	16.01	3/3/2020
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01†	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL.

* Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.
† In accordance with Item 601(b)(32)(ii) of Regulation S-K, the certifications furnished in Exhibits 32.01 and 32.02 hereto will not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filings under the Securities Act or the Exchange Act (except to the extent that the registrant specifically incorporates it by reference).

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director
Dated:	February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lip-Bu Tan	DATE:	February 22, 2021
Lip-Bu Tan
Chief Executive Officer and Director

/s/ John M. Wall	DATE:	February 22, 2021
John M. Wall
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lip-Bu Tan, John M. Wall and Alinka Flaminia, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Dr. John B. Shoven	February 22, 2021
Dr. John B. Shoven, Chairman of the Board of Directors

/s/	Mark W. Adams	February 22, 2021
Mark W. Adams, Director

/s/	Susan L. Bostrom	February 22, 2021
Susan L. Bostrom, Director

/s/	Ita Brennan	February 22, 2021
Ita Brennan, Director

/s/	Lewis Chew	February 22, 2021
Lewis Chew, Director

/s/	Julia Liuson	February 22, 2021
Julia Liuson, Director

/s/	Dr. James D. Plummer	February 22, 2021
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 22, 2021
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Young K. Sohn	February 22, 2021
Young K. Sohn, Director