Form 10-Q
period 2021-04-03
CADENCE DESIGN SYSTEMS INC
filed 2021-04-26
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Smaller Reporting Company	☐

Non-accelerated Filer	☐			Emerging Growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 3, 2021, approximately 278,265,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	April 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$742,981	$928,432
Receivables, net	388,666	338,487
Inventories	76,592	75,956
Prepaid expenses and other	141,490	135,712
Total current assets	1,349,729	1,478,587
Property, plant and equipment, net	305,089	311,125
Goodwill	912,603	782,087
Acquired intangibles, net	264,671	210,590
Deferred taxes	729,296	732,290
Other assets	437,571	436,106
Total assets	$3,998,959	$3,950,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$271,241	$349,951
Current portion of deferred revenue	521,100	446,857
Total current liabilities	792,341	796,808
Long-term liabilities:
Long-term portion of deferred revenue	92,574	107,064
Long-term debt	346,988	346,793
Other long-term liabilities	224,624	207,102
Total long-term liabilities	664,186	660,959
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	2,307,965	2,217,939
Treasury stock, at cost	(2,275,998)	(2,057,829)
Retained earnings	2,537,502	2,350,333
Accumulated other comprehensive loss	(27,037)	(17,425)
Total stockholders’ equity	2,542,432	2,493,018
Total liabilities and stockholders’ equity	$3,998,959	$3,950,785

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Revenue:
Product and maintenance	$699,054	$581,699
Services	36,974	36,258
Total revenue	736,028	617,957
Costs and expenses:
Cost of product and maintenance	64,906	55,446
Cost of services	19,061	19,017
Marketing and sales	132,826	125,744
Research and development	270,992	241,668
General and administrative	39,952	33,592
Amortization of acquired intangibles	4,631	4,206
Restructuring and other credits	(277)	(1,067)
Total costs and expenses	532,091	478,606
Income from operations	203,937	139,351
Interest expense	(4,217)	(4,637)
Other income (expense), net	2,701	(4,534)
Income before provision for income taxes	202,421	130,180
Provision for income taxes	15,252	6,192
Net income	$187,169	$123,988
Net income per share – basic	$0.68	$0.45
Net income per share – diluted	$0.67	$0.44
Weighted average common shares outstanding – basic	274,021	273,476
Weighted average common shares outstanding – diluted	280,140	279,265

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net income	$187,169	$123,988
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(9,923)	(9,618)
Changes in defined benefit plan liabilities	311	(31)
Total other comprehensive loss, net of tax effects	(9,612)	(9,649)
Comprehensive income	$177,557	$114,339

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended April 3, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	187,169	—	$187,169
Other comprehensive loss, net of taxes	—	—	—	—	(9,612)	$(9,612)
Purchase of treasury stock	(1,323)	—	(172,267)	—	—	$(172,267)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,024	42,125	5,788	—	—	$47,913
Stock received for payment of employee taxes on vesting of restricted stock	(377)	(4,695)	(51,690)	—	—	$(56,385)
Stock-based compensation expense	—	52,596	—	—	—	$52,596
Balance, April 3, 2021	278,265	$2,307,965	$(2,275,998)	$2,537,502	$(27,037)	$2,542,432

	Three Months Ended March 28, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment	—	—	—	(1,999)	—	$(1,999)
Net income	—	—	—	123,988	—	$123,988
Other comprehensive loss, net of taxes	—	—	—	—	(9,649)	$(9,649)
Purchase of treasury stock	(1,488)	—	(100,022)	—	—	$(100,022)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,284	10,877	22,951	—	—	$33,828
Stock received for payment of employee taxes on vesting of restricted stock	(464)	(4,171)	(33,357)	—	—	$(37,528)
Stock-based compensation expense	—	46,482	—	—	—	$46,482
Balance, March 28, 2020	279,187	$2,099,425	$(1,778,533)	$1,883,677	$(46,575)	$2,157,994

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash and cash equivalents at beginning of period	$928,432	$705,210
Cash flows from operating activities:
Net income	187,169	123,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,218	33,321
Amortization of debt discount and fees	264	254
Stock-based compensation	52,596	46,482
(Gain) loss on investments, net	(1,433)	3,215
Deferred income taxes	2,710	3,904
Provisions for losses (recoveries) on receivables	77	(77)
ROU asset amortization and change in operating lease liabilities	(2,136)	706
Other non-cash items	302	183
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(45,927)	26,475
Inventories	(669)	(5,260)
Prepaid expenses and other	(3,014)	(4,964)
Other assets	6,260	(8,344)
Accounts payable and accrued liabilities	(80,769)	(84,839)
Deferred revenue	59,166	86,914
Other long-term liabilities	(2,372)	(4,239)
Net cash provided by operating activities	208,442	217,719
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,968)	(22,179)
Cash paid in business combinations, net of cash acquired	(189,262)	(193,820)
Net cash used for investing activities	(206,230)	(215,999)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350,000
Proceeds from issuance of common stock	46,384	33,312
Stock received for payment of employee taxes on vesting of restricted stock	(56,385)	(37,528)
Payments for repurchases of common stock	(172,267)	(100,022)
Net cash provided by (used for) financing activities	(182,268)	245,762
Effect of exchange rate changes on cash and cash equivalents	(5,395)	(6,407)
Increase (decrease) in cash and cash equivalents	(185,451)	241,075
Cash and cash equivalents at end of period	$742,981	$946,285

Supplemental cash flow information:
Cash paid for interest	$131	$134
Cash paid for taxes, net	10,127	9,269

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 2, 2021.
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
Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 26, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Cadence adopted the new standard on January 3, 2021, the first day of fiscal 2021. The adoption of this standard did not impact Cadence’s condensed consolidated financial statements for the period ended April 3, 2021.
NOTE 2. DEBT
Cadence’s outstanding debt as of April 3, 2021 and January 2, 2021 was as follows:

	April 3, 2021			January 2, 2021
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$—	$—	$—
2024 Notes	350,000	(3,012)	346,988	350,000	(3,207)	346,793
Total outstanding debt	$350,000	$(3,012)	$346,988	$350,000	$(3,207)	$346,793

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
The credit facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets and make certain payments, including share repurchases and dividends. In addition, the credit facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.00 to 1, with a step up to 3.50 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 2.75 to 1 and 3.25 to 1. As of April 3, 2021, Cadence was in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $388.2 million as of April 3, 2021.
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
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of April 3, 2021 and January 2, 2021 were as follows:

	As of
	April 3, 2021	January 2, 2021
	(In thousands)
Accounts receivable	$238,926	$196,990
Unbilled accounts receivable	153,465	144,364
Long-term receivables	3,238	3,655
Total receivables	395,629	345,009
Less allowance for doubtful accounts	(3,725)	(2,867)
Total receivables, net	$391,904	$342,142
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of April 3, 2021 and January 2, 2021, no customer accounted for 10% or more of Cadence’s total receivables.

NOTE 4. REVENUE
Cadence groups its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
Custom Integrated Circuit (“IC”) Design and Simulation	23%	25%
Digital IC Design and Signoff	27%	29%
Functional Verification, including Emulation and Prototyping Hardware*	26%	23%
Intellectual Property (“IP”)	14%	14%
System Design and Analysis	10%	9%
Total	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them.
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
Cadence’s contract balances as of April 3, 2021 and January 2, 2021 were as follows:

	As of
	April 3, 2021	January 2, 2021
	(In thousands)
Contract assets	$6,978	$9,709
Deferred revenue	613,674	553,921
Cadence recognized revenue of $226.6 million during the three months ended April 3, 2021, and $153.5 million during the three months ended March 28, 2020, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.6 billion as of April 3, 2021, which included $124.4 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of April 3, 2021, Cadence expected to recognize approximately 60% of the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, as revenue over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $10.2 million during the three months ended April 3, 2021, and $9.5 million during the three months ended March 28, 2020, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

NOTE 5. ACQUISITIONS
On February 23, 2021, Cadence acquired all of the outstanding equity of Belgium-based Numerical Mechanics Applications International SA (“NUMECA”). The addition of NUMECA’s technologies and talent supports Cadence’s Intelligent System Design™ strategy, servicing the computational fluid dynamics (“CFD”) market segment as part of System Design and Analysis. The aggregate cash consideration for Cadence’s acquisition of NUMECA, net of cash acquired of $9.5 million, was $189.3 million. Cadence expects to recognize expense for consideration paid to certain former NUMECA shareholders that is subject to service and other conditions, through the first quarter of fiscal 2023.
The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates as follows:

Fair Value
(In thousands)
Current assets	$16,423
Goodwill	133,326
Acquired intangibles	72,200
Other long-term assets	6,928
Total assets acquired	228,877
Current liabilities	9,951
Long-term liabilities	20,091
Total liabilities assumed	30,042
Total purchase consideration	$198,835
The allocation of purchase consideration to certain assets and liabilities has not been finalized. Cadence will continue to evaluate certain estimates and assumptions, primarily related to taxes and assumed liabilities, during the measurement period (up to one year from the acquisition date). The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies from combining operations of NUMECA with Cadence. Cadence has not completed its assessment to determine whether the goodwill will be deductible for tax purposes.
Acquired intangibles

	Fair Value	Weighted-Average Amortization Period
	(In thousands)	(in years)
Existing technology	$47,000	15.0 years
Agreements and relationships	21,200	14.0 years
Tradenames, trademarks and patents	4,000	15.0 years
Total acquired intangibles with definite lives	$72,200	14.7 years
Cadence has not presented pro forma financial information for NUMECA because the results of operations for NUMECA are not material to Cadence’s condensed consolidated financial statements. During the three months ended April 3, 2021, and the three months ended March 28, 2020, transaction costs associated with acquisitions were not material and were expensed as incurred.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended April 3, 2021 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2021	$782,087
Goodwill resulting from acquisitions	133,326
Effect of foreign currency translation	(2,810)
Balance as of April 3, 2021	$912,603

Acquired Intangibles, Net
Acquired intangibles as of April 3, 2021 were as follows, excluding intangibles that were fully amortized as of January 2, 2021:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$393,026	$(219,061)	$173,965
Agreements and relationships	198,546	(115,650)	82,896
Tradenames, trademarks and patents	10,290	(2,480)	7,810
Total acquired intangibles	$601,862	$(337,191)	$264,671
Acquired intangibles as of January 2, 2021 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$370,838	$(230,654)	$140,184
Agreements and relationships	180,023	(113,629)	66,394
Tradenames, trademarks and patents	10,590	(6,578)	4,012
Total acquired intangibles with definite lives	$561,451	$(350,861)	$210,590
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three months ended April 3, 2021 and March 28, 2020 by condensed consolidated income statement caption was as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Cost of product and maintenance	$11,768	$10,860
Amortization of acquired intangibles	4,631	4,206
Total amortization of acquired intangibles	$16,399	$15,066
As of April 3, 2021, the estimated amortization expense for acquired intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2021 - remaining period	$49,424
2022	48,187
2023	32,657
2024	31,194
2025	20,645
Thereafter	82,564
Total estimated amortization expense	$264,671

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended April 3, 2021 and March 28, 2020 as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Cost of product and maintenance	$807	$691
Cost of services	1,027	880
Marketing and sales	11,206	10,011
Research and development	32,858	29,346
General and administrative	6,698	5,554
Total stock-based compensation expense	$52,596	$46,482
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $321.8 million as of April 3, 2021, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.
NOTE 8. STOCK REPURCHASE PROGRAM
In July 2020, Cadence’s Board of Directors authorized $750 million for the repurchase of shares of Cadence common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 3, 2021, approximately $566 million remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Shares repurchased	1,323	1,488
Total cost of repurchased shares	$172,267	$100,022

NOTE 9. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. The charges associated with these restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions and charges related to impacted facilities.
The following table presents activity for Cadence’s restructuring plans during the three months ended April 3, 2021:

	Severance and Benefits	Facilities	Total
	(In thousands)
Balance, January 2, 2021	$7,321	$1,372	$8,693
Restructuring and other credits	(635)	358	(277)
Cash payments	(4,030)	(705)	(4,735)
Effect of foreign currency translation	(101)	(1)	(102)
Balance, April 3, 2021	$2,555	$1,024	$3,579

The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
April 3, 2021
(In thousands)
Accounts payable and accrued liabilities	$3,550
Other long-term liabilities	29
Total restructuring liabilities	$3,579
All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheet as of April 3, 2021. Restructuring liabilities included in other long-term liabilities represent liabilities from impacted facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
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
The calculations for basic and diluted net income per share for the three months ended April 3, 2021 and March 28, 2020 are as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands, except per share amounts)
Net income	$187,169	$123,988
Weighted average common shares used to calculate basic net income per share	274,021	273,476
Stock-based awards	6,119	5,789
Weighted average common shares used to calculate diluted net income per share	280,140	279,265
Net income per share - basic	$0.68	$0.45
Net income per share - diluted	$0.67	$0.44
The following table presents shares of Cadence’s common stock outstanding for the three months ended April 3, 2021 and March 28, 2020 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Long-term market-based awards	—	1,386
Options to purchase shares of common stock	138	245
Non-vested shares of restricted stock	58	199
Total potential common shares excluded	196	1,830

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended April 3, 2021.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 3, 2021 and January 2, 2021:

	Fair Value Measurements as of April 3, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$283,039	$283,039	$—	$—
Marketable equity securities	5,467	5,467	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	44,301	44,301	—	—
Total Assets	$332,807	$332,807	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$7,430	$—	$7,430	$—
Total Liabilities	$7,430	$—	$7,430	$—

	Fair Value Measurements as of January 2, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$541,386	$541,386	$—	$—
Marketable equity securities	4,452	4,452	—	—
Securities held in NQDC trust	42,769	42,769	—	—
Foreign currency exchange contracts	8,868	—	8,868	—
Total Assets	$597,475	$588,607	$8,868	$—

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
Level 3 Measurements
Cadence acquired intangible assets of $72.2 million during the first quarter of fiscal 2021 with its acquisition of NUMECA. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach and level 3 inputs.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from existing technology over the estimated remaining life of the technology, including the effect of technological obsolescence which was estimated at a rate of 6.7% annually, before applying an assumed royalty rate of 22%. The present value of after-tax royalty savings were determined using a discount rate of 10.5%.
The fair value for agreements and relationships was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships considered a customer retention rate of 95%. The present value of operating cash flows from existing customers was determined using a discount rate of 10.5%.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended April 3, 2021 and March 28, 2020.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended April 3, 2021 and March 28, 2020.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of April 3, 2021 and January 2, 2021:

	As of
	April 3, 2021	January 2, 2021
	(In thousands)
Foreign currency translation loss	$(21,053)	$(11,130)
Changes in defined benefit plan liabilities	(5,984)	(6,295)
Total accumulated other comprehensive loss	$(27,037)	$(17,425)
For the three months ended April 3, 2021 and March 28, 2020 there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified from accumulated other comprehensive loss to net income.
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
The following table presents a summary of revenue by geography for the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Americas:
United States	$326,324	$258,488
Other Americas	9,676	8,837
Total Americas	336,000	267,325
Asia:
China	89,441	83,799
Other Asia	133,848	109,599
Total Asia	223,289	193,398
Europe, Middle East and Africa	130,233	115,720
Japan	46,506	41,514
Total	$736,028	$617,957

The following table presents a summary of long-lived assets by geography as of April 3, 2021 and January 2, 2021:

	As of
	April 3, 2021	January 2, 2021
	(In thousands)
Americas:
United States	$244,451	$248,292
Other Americas	643	753
Total Americas	245,094	249,045
Asia:
China	15,750	16,416
Other Asia	28,216	28,668
Total Asia	43,966	45,084
Europe, Middle East and Africa	15,476	16,304
Japan	553	692
Total	$305,089	$311,125

NOTE 15. SUBSEQUENT EVENT
On April 14, 2021, Cadence acquired all of the outstanding equity of Pointwise, Inc. (“Pointwise”), a leader in mesh generation for CFD. The addition of Pointwise’s technologies and experienced team supports Cadence’s Intelligent System Design™ strategy and further broadens its System Design and Analysis portfolio, complementing recently acquired NUMECA. The consideration will be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete. As such, Cadence is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. Cadence expects to complete the initial accounting for its acquisition of Pointwise during the second quarter of fiscal 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2021. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding the anticipated impact on our business of the COVID-19 pandemic and related public health measures, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
During the first quarter of fiscal 2021, we completed our acquisition of Belgium-based NUMECA, a leader in computational fluid dynamics (“CFD”), expanding our System Design and Analysis portfolio and expertise. The addition of NUMECA’s technologies and talent supports our Intelligent System Design™ strategy. Additionally, on April 14, 2021, Cadence acquired Pointwise Inc, providing CFD Meshing technology that complements the NUMECA technology and further expands our multiphysics portfolio and expertise in System Design and Analysis. We expect these acquisitions will increase expenses, including amortization of acquired intangible assets, more than revenue during fiscal 2021.
In April 2021, subsequent to the end of our first fiscal quarter, we also announced the next generation of hardware-software products in our Functional Verification product category, which consists of the integrated Palladium Z2 emulation and Protium X2 prototyping systems, to accelerate hardware debug and software validation.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The effects of this global pandemic have been widespread and have resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the distribution and effectiveness of vaccines. Our efforts to comply with these containment measures have impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of April 26, 2021.
Since its inception, the COVID-19 pandemic has caused some volatility in our usual delivery timing for our hardware and IP products to certain customers. Many of our customers’ employees are working remotely, and, in some cases, we have experienced delivery lead times that are longer than normal because of delays in getting access to customer sites to complete our deliveries. In other cases, the amount of our hardware and IP products that we have been able to deliver has been greater than we originally anticipated at the beginning of the respective period. We have also received numerous COVID-19 pandemic-related requests from our customers to allow them to delay their payments to us, while we continue to provide services to these customers. Despite the challenges the COVID-19 pandemic has posed to our operations, it did not have material adverse impact on our results of operations, financial condition, liquidity or cash flows during the first quarter of fiscal 2021. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. See Part II, Item 1A, “Risk Factors” for additional information on the impact of COVID-19 on our business.
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
For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.
New Accounting Standards Not Yet Adopted
For additional information about the adoption of new accounting standards, see Note 1 in the notes to condensed consolidated financial statements.
Results of Operations
Financial results for the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, reflect the following:
•increased product and maintenance revenue, primarily from growth in hardware, software, and IP in the United States and Other Asia;
•continued investment in research and development activities focused on expanding and enhancing our product portfolio;
•higher selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and
•decreased operating expenses for travel, meetings and events due to various ongoing measures implemented to contain COVID-19.

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
Revenue by Period
The following table shows our revenue for the three months ended April 3, 2021 and March 28, 2020 and the change in revenue between periods:

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$699.0	$581.7	$117.3	20%
Services	37.0	36.3	0.7	2%
Total revenue	$736.0	$618.0	$118.0	19%
Product and maintenance revenue increased during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, 5G communications, automotive, aerospace and defense, industrial and healthcare. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three months ended April 3, 2021 or March 28, 2020.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	April 3, 2021	January 2, 2021*	September 26, 2020	June 27, 2020	March 28, 2020
Custom IC Design and Simulation	23%	26%	24%	24%	25%
Digital IC Design and Signoff	27%	31%	27%	28%	29%
Functional Verification, including Emulation and Prototyping Hardware	26%	19%	23%	24%	23%
IP	14%	13%	15%	14%	14%
System Design and Analysis	10%	11%	11%	10%	9%
Total	100%	100%	100%	100%	100%
_____________
* Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2020 was a 53-week fiscal year, with an additional week in our fourth quarter of 2020.

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
Revenue by Geography

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	Amount	Percentage
	(In millions, except percentages)
United States	326.3	258.5	$67.8	26%
Other Americas	9.7	8.9	0.8	9%
China	89.5	83.8	5.7	7%
Other Asia	133.8	109.6	24.2	22%
Europe, Middle East and Africa	130.2	115.7	14.5	13%
Japan	46.5	41.5	5.0	12%
Total revenue	$736.0	$618.0	$118.0	19%
Revenue in the United States increased during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, primarily due to an increase in revenue for hardware, software and IP offerings.
Since the second quarter of fiscal 2019, we have not been able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of these customers to the “Entity List.” We expect these restrictions and new or expanded trade restrictions to continue to impact revenue from certain customers in China.
Revenue in Other Asia increased during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, primarily due to an increase in revenue for software and IP offerings.
For the primary factors contributing to the change in revenue for other geographies during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, see the general description under “Revenue by Period” and “Revenue by Product Category” above.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 3, 2021	March 28, 2020
United States	45%	42%
Other Americas	1%	1%
China	12%	13%
Other Asia	18%	18%
Europe, Middle East and Africa	18%	19%
Japan	6%	7%
Total	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Cost of Revenue

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$64.9	$55.4	$9.5	17%
Cost of services	19.1	19.0	0.1	1%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$53.1	$44.5	$8.6	19%
Amortization of acquired intangibles	11.8	10.9	0.9	8%
Total cost of product and maintenance	$64.9	$55.4	$9.5	17%
The changes in product and maintenance-related costs for the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$8.5
Other items	0.1
Total change in product and maintenance-related costs	$8.6
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. The increase in emulation and prototyping hardware costs during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, was primarily due to increased demand for our emulation and prototyping hardware and the mix of products generating revenue.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, primarily due to technology-related intangible assets acquired from NUMECA during the first quarter of fiscal 2021 and in-process technology being placed into service during the second quarter of fiscal 2020. This increase was partially offset by certain technology-related intangible assets becoming fully amortized during the three months ended April 3, 2021 and during fiscal 2020.
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

Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, stock-based compensation, restructuring activities, foreign exchange rate movements, and the impact of our variable compensation programs that are driven by operating results. During the three months ended April 3, 2021, we continued to experience decreased operating expenses for travel, meetings and events due to various ongoing measures implemented to contain COVID-19.
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
Our operating expenses for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$132.8	$125.7	$7.1	6%
Research and development	271.0	241.7	29.3	12%
General and administrative	40.0	33.6	6.4	19%
Total operating expenses	$443.8	$401.0	$42.8	11%
Our operating expenses, as a percentage of total revenue, for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Marketing and sales	18%	20%
Research and development	37%	39%
General and administrative	5%	5%
Total operating expenses	60%	64%
Marketing and Sales
The increase in marketing and sales expense for the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$9.9
Stock-based compensation	1.2
Travel and sales meetings	(2.5)
Marketing programs	(2.6)
Other items	1.1
Total change in marketing and sales expense	$7.1
During the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, salary, benefits and other employee-related costs included in marketing and sales expense increased due primarily to additional headcount from hiring and acquisitions. This increase was partially offset by reduced costs for marketing events and travel due to COVID-19. We expect marketing and sales expense to increase during the remainder of fiscal 2021, as compared to fiscal 2020, due to increased employee-related costs due to additional headcount from hiring and acquisitions.

Research and Development
The increase in research and development expense for the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$25.7
Stock-based compensation	3.5
Facilities and other infrastructure costs	1.1
Travel	(2.0)
Other items	1.0
Total change in research and development expense	$29.3
During the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, salary, benefits and other employee-related costs included in research and development expense increased due primarily to additional headcount from hiring and acquisitions. We expect research and development expense to increase during the remainder of fiscal 2021, as compared to fiscal 2020, due to increased employee-related costs due to additional headcount from hiring and acquisitions.
General and Administrative
The increase in general and administrative expense for the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$3.5
Stock-based compensation	1.1
Other items	1.8
Total change in general and administrative expense	$6.4
During the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, salary, benefits and other employee-related costs included in general and administrative expense increased due to increased headcount.
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
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three months ended April 3, 2021, and the three months ended March 28, 2020 was as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating margin	28%	23%

Operating margin increased during the three months ended April 3, 2021, and the three months ended March 28, 2020, because revenue growth exceeded the growth of our costs and expenses. During the remainder of fiscal 2021, we expect growth in operating margin will be more moderate due to an increase in costs and expenses associated with acquisitions, primarily driven by additional headcount and increased amortization of intangibles. We also expect an increase in expenses related to travel, meetings and events if measures implemented to contain COVID-19 are lifted.
Interest Expense

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In millions)
Contractual interest expense:
2024 Notes	3.8	3.8
Revolving credit facility	0.2	0.4
Amortization of debt discount:
2024 Notes	0.2	0.2
Other	—	0.2
Total interest expense	$4.2	$4.6
Interest expense decreased during the first quarter of fiscal 2021, as compared to the first quarter of fiscal 2020, due to borrowings of $350 million under our revolving credit facility during the first quarter of fiscal 2020. All outstanding borrowings under our revolving credit facility were repaid in the fourth quarter of fiscal 2020. For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
	April 3, 2021	March 28, 2020
	(In millions, except percentages)
Provision for income taxes	$15.3	$6.2
Effective tax rate	7.5%	4.8%
Our provision for income taxes for the three months ended April 3, 2021 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2021 income, partially offset by the tax benefit of $29.0 million for the three months ended April 3, 2021, related to stock-based compensation that vested or was exercised during the period.
Our provision for income taxes for the three months ended March 28, 2020 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2020 income, partially offset by tax benefits of $18.3 million related to stock-based compensation that vested or was exercised during the period.
Our future effective tax rates may be materially impacted by changes in tax laws, tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, and changes in valuation allowance. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2021 effective tax rate will be approximately 15%. We expect that our quarterly effective tax rates will vary from our fiscal 2021 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”

Liquidity and Capital Resources

	As of
	April 3, 2021	January 2, 2021	Change
	(In millions)
Cash and cash equivalents	$743.0	$928.4	$(185.4)
Net working capital	557.4	681.8	(124.4)
Cash and Cash Equivalents
As of April 3, 2021, our principal sources of liquidity consisted of $743.0 million of cash and cash equivalents as compared to $928.4 million as of January 2, 2021.
Our primary sources of cash and cash equivalents during the three months ended April 3, 2021 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the three months ended April 3, 2021 were payments related to employee salaries and benefits, operating expenses, cash paid in business combinations, repurchases of our common stock, payment of taxes on vesting of restricted stock held by employees, and purchases of property, plant and equipment.
Approximately 60% of our cash and cash equivalents were held by our foreign subsidiaries as of April 3, 2021. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The decrease in our net working capital as of April 3, 2021, as compared to January 2, 2021, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
	(In millions)
Cash provided by operating activities	$208.4	$217.7	$(9.3)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The decrease in cash flows from operating activities for the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
	(In millions)
Cash used for investing activities	$(206.2)	$(216.0)	$9.8
Cash used for investing activities decreased during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, primarily due to decreases in payments for business combinations and purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.

Cash Flows from Financing Activities

	Three Months Ended
	April 3, 2021	March 28, 2020	Change
	(In millions)
Cash provided by (used for) financing activities	$(182.3)	$245.8	$(428.1)
Cash flows from financing activities decreased during the three months ended April 3, 2021, as compared to the three months ended March 28, 2020, primarily due to decreased net borrowings under our revolving credit facility and increased payments for repurchases of our common stock, partially offset by an increase in proceeds from the issuance of common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In July 2020, our Board of Directors authorized $750 million for the repurchase of shares of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 3, 2021, approximately $566 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
Our senior unsecured revolving credit facility provides for borrowings up to $350.0 million, with the right to request increased capacity up to an additional $250.0 million upon receipt of lender commitments, for total maximum borrowings of $600.0 million. The credit facility expires on January 28, 2022 and currently has no subsidiary guarantors. Any outstanding loans drawn under the credit facility are due at maturity on January 28, 2022. Outstanding borrowings may be paid at any time prior to maturity. As of April 3, 2021, there were no borrowings outstanding under our revolving credit facility, and we were in compliance with all financial covenants associated with the revolving credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of April 3, 2021, we were in compliance with all covenants associated with the 2024 Notes.
For additional information relating to our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
A material portion of our revenue, expenses and business activities are transacted in the United States dollar (“U.S. dollar”). In certain foreign countries where we price our products and services in U.S. dollars, a decrease in value of the local currency relative to the U.S. dollar results in an increase in the prices for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in certain markets.
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
The following table provides information about our foreign currency forward exchange contracts as of April 3, 2021. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2021.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$147.9	0.83
British pound	106.7	0.72
Israeli shekel	66.9	3.27
Japanese yen	55.4	107.42
Swedish krona	34.9	8.44
Indian rupee	26.8	73.91
Canadian dollar	10.5	1.26
Taiwan dollar	10.5	27.78
Chinese renminbi	7.4	6.47
Other	4.1	N/A
Total	$471.1
Estimated fair value	$(7.4)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of April 3, 2021.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of April 3, 2021, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2021.
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
Based on their evaluation as of April 3, 2021, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various material risks and uncertainties, including those described in the sections below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, and make an investment in our Company speculative or risky.
Business and Operational Risks
The ongoing COVID-19 pandemic could continue to adversely affect our business, results of operations and financial condition.
While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of April 26, 2021.
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

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in global markets as well as a variety of other laws and regulations.
We must comply with regulations of the United States and of certain other countries in selling or shipping our products and transferring our technology outside the United States, to foreign nationals or across borders. Changes in these regulations or restrictions due to changes in trade relationships with the United States, including new tariffs, trade protection measures, import or export licensing requirements, sanctions, trade embargoes and other trade barriers, could harm our business, operating results or financial condition.
For example, beginning in fiscal 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List or are subject to new or expanded trade restrictions, such as the expansion of the scope of military end-users and military end-use by BIS in April 2020 and the foreign-produced direct product rules in August 2020, and in the absence of a license from the BIS, it will have a negative effect on our ability to sell products and provide services to these customers. In addition, new or expanded trade restrictions, such as the expansion of the military end-user, military end-use rule and the foreign-produced direct product rules, will increase our costs or expenses. Entity List restrictions and other trade restrictions will also encourage customers to seek substitute products from our competitors that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List and other trade restrictions could increase as a result of these limitations. In particular, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China.
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
Failure to obtain export licenses or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. Although we have implemented policies and procedures to help ensure that we comply with all applicable trade restrictions, we and governmental authorities have had and may in the future have reason to enquire into particular sales. The laws and policies of the United States and other countries in this area are evolving and changing, and we have experienced and may continue to experience challenges in complying with new rules as they become effective. Any failure to comply with these laws and policies could have negative consequences, including government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our operation, reputational harm and financial condition.
In addition to export control laws, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, financial and other disclosures, competition, data privacy and employment. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly, and changes to these laws may require us to make significant changes to our business operations that may adversely affect our business overall. Although we have implemented policies and procedures to help ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations, reputation and financial condition.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 55% during the three months ended April 3, 2021 and 58% for the three months ended March 28, 2020. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
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
We have significant operations outside the United States. As of April 3, 2021, approximately 60% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents, future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows, including our ability to borrow under our revolving credit facility. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our reliance on single or a limited number of suppliers and contract manufacturers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products could result in product delivery problems and delays and reduced control over product pricing and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply or manufacturing disruption, including delay in delivery of components by our suppliers or products by our manufacturers, or the bankruptcy, shutdown or upstream supply chain issues of our suppliers or manufacturers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results. For example, the global semiconductor shortage in 2021 has and may continue to negatively impact multiple segments of the semiconductor industry, including our customers.

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
As of April 3, 2021, we had total outstanding indebtedness of $347.0 million. We also have the ability to borrow an additional $350.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $250.0 million, subject to the receipt of lender commitments. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2020, our Board of Directors authorized $750 million for the repurchase of shares of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 3, 2021, $566 million remained available to repurchase shares of our common stock under this authorization.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended April 3, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 3, 2021 - February 6, 2021	451,199	$135.20	439,769	$679
February 7, 2021 - March 6, 2021	347,472	$142.49	157,704	$657
March 7, 2021 - April 3, 2021	901,299	$126.10	725,175	$566
Total	1,699,970	$131.87	1,322,648
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.01	*	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	†	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).					X
___________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 26, 2021	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	April 26, 2021	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer