Form 10-K/A
period 2021-01-02
CADENCE DESIGN SYSTEMS INC
filed 2021-05-14
CIK 813672

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
On February 6, 2021, approximately 278,974,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.
Amendment No. 1 to the Annual Report on Form 10-K
For the year ended January 2, 2021
EXPLANATORY NOTE
Cadence Design Systems, Inc. (“Cadence”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended January 2, 2021, as filed on February 22, 2021 (the “Original Form 10-K”), at the request of KPMG LLP (“KPMG”), solely to correct KPMG’s administrative error in its audit report on Cadence’s consolidated financial statements for the year ended December 28, 2019 (the “KPMG Audit Report”). The KPMG Audit Report in the Original Form 10-K did not include the correct signature date of February 24, 2020. Such change does not affect KPMG’s unqualified opinion on Cadence’s consolidated financial statements for the year ended December 28, 2019 included in the Original Form 10-K. Updated consents from each of KPMG and PricewaterhouseCoopers LLP with the current date are filed herewith as exhibits to this Amendment.
This Amendment includes Part II, Item 8, “Financial Statements and Supplementary Data” and Item 9A, “Controls and Procedures” in their entirety and without change from the Original Form 10-K. This Amendment also includes Part IV, Item 15, “Exhibits and Financial Statement Schedules” in its entirety and without change from the Original Form 10-K other than the correction of the signature date of the KPMG Audit Report.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not change any previously reported financial results, nor does it reflect subsequent events occurring after the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and our other filings with the Securities and Exchange Commission.

PART II.
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm	6

Consolidated Balance Sheets as of January 2, 2021 and December 28, 2019	9

Consolidated Income Statements for the three fiscal years ended January 2, 2021	10

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 2, 2021	11

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 2, 2021	12

Consolidated Statements of Cash Flows for the three fiscal years ended January 2, 2021	13

Notes to Consolidated Financial Statements	14

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	44

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

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
3.01	The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.	10-Q	000-15867	3.01	7/22/2019
3.02	The Registrant’s Amended and Restated Bylaws, effective as of February 10, 2021.	8-K	000-15867	3.01	2/12/2021
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
4.04	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-15867	4.04	2/24/2020
10.01*	The Registrant’s Amended and Restated 1987 Stock Incentive Plan.	S-8	333-174201	99.1	5/13/2011
10.02*	Form of Stock Option Agreement and Form of Stock Option Exercise Request under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	8/10/2004
10.03*	Form of Nonstatutory Incentive Stock Award Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-K	001-10606	10.03	3/16/2005
10.04*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards granted prior to July 29, 2008, as amended and restated, under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	12/11/2008
10.05*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards to be granted subsequent to July 29, 2008 under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.03	12/11/2008
10.06*	Form of Stock Option Agreement under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.01	5/1/2009
10.07*	Form of Incentive Stock Award Agreement for performance-based Incentive Stock Awards under the Registrant’s 1987 Stock Incentive Plan, as amended and restated.	10-Q	001-10606	10.02	5/1/2009
10.08*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.09*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.10*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.11*	The Registrant’s Amended and Restated 2000 Equity Incentive Plan.	S-8	333-174200	99.1	5/13/2011
10.12*	Form of Incentive Stock Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.02	10/28/2011

10.13*	Form of Restricted Stock Unit Award Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.03	10/28/2011
10.14*	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Equity Incentive Plan.	10-Q	001-10606	10.04	10/28/2011
10.15*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-240302	99.1	8/3/2020
10.16*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-K	000-15867	10.16	2/22/2021
10.17*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-K	000-15867	10.17	2/22/2021
10.18*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.19*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.20*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.21*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.22*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018
10.23*	The Registrant’s 1996 Deferred Compensation Venture Investment Plan, as amended and restated effective January 1, 2001.	10-K	001-10606	10.09	3/12/2002
10.24*	The Registrant’s 2002 Deferred Compensation Venture Investment Plan, as amended.	10-Q	001-10606	10.32	8/10/2004
10.25*	The Registrant’s 1994 Deferred Compensation Plan, as amended and restated effective November 20, 2003 (409A Grandfathered Plan).	10-K	001-10606	10.10	2/26/2008
10.26*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.	10-K	000-15867	10.26	2/24/2020
10.27*	The Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.28*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016
10.29*	Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.30	Altos Design Automation, Inc. 2006 Stock Plan, as amended December 23, 2009.	S-8	333-174202	99.1	5/13/2011
10.31	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.32	C2 Design Automation (d/b/a/ Forte Design Systems) 2010 Stock Option Plan.	S-8	333-194102	99.01	2/24/2014
10.33*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016
10.34*	Employment Agreement, effective as of July 29, 2008, between the Registrant and James J. Cowie.	10-K	001-10606	10.92	3/2/2009

10.35*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.36*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.37*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.38*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.39*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.40*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.41*	Employment Agreement, effective as of March 16, 2015, between the Registrant and Anirudh Devgan.	10-Q	000-15867	10.01	4/27/2015
10.42*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.	10-K	000-15867	10.49	2/18/2016
10.43*	Offer Letter, dated January 12, 2017, between the Registrant and Surendra Babu Mandava.	10-K	000-15867	10.51	2/10/2017
10.44*	First Amendment to Employment Agreement, effective November 16, 2017, between the Registrant and Anirudh Devgan.	8-K	000-15867	10.01	11/17/2017
10.45	Credit Agreement, dated as of January 30, 2017, by and among the Registrant, JPMorgan Chase Bank, N.A. and other lenders party thereto.	8-K	000-15867	10.01	2/1/2017
10.46*	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.	10-Q	000-15867	10.01	4/25/2018
10.47*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
10.48	Second Amendment to Employment Agreement, effective March 31, 2020, between Registrant and Anirudh Devgan.	10-Q	000-15867	10.01	4/20/2020
16.01	Letter from KPMG LLP dated March 3, 2020	8-K	000-15867	16.01	3/3/2020
21.01	Subsidiaries of the Registrant.	10-K	000-15867	21.01	2/22/2021
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm					X
31.01	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01†	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - The cover page from this Amendment is formatted in iXBRL.

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

CADENCE DESIGN SYSTEMS, INC.

/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director
Dated:	May 14, 2021