Form 10-Q
period 2021-07-03
CADENCE DESIGN SYSTEMS INC
filed 2021-07-26
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 3, 2021, approximately 276,780,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	July 3, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$847,160	$928,432
Receivables, net	389,986	338,487
Inventories	90,479	75,956
Prepaid expenses and other	129,442	135,712
Total current assets	1,457,067	1,478,587
Property, plant and equipment, net	301,979	311,125
Goodwill	929,525	782,087
Acquired intangibles, net	264,789	210,590
Deferred taxes	729,790	732,290
Other assets	439,398	436,106
Total assets	$4,122,548	$3,950,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$340,607	$349,951
Current portion of deferred revenue	586,109	446,857
Total current liabilities	926,716	796,808
Long-term liabilities:
Long-term portion of deferred revenue	98,408	107,064
Long-term debt	347,186	346,793
Other long-term liabilities	233,495	207,102
Total long-term liabilities	679,089	660,959
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	2,354,801	2,217,939
Treasury stock, at cost	(2,509,668)	(2,057,829)
Retained earnings	2,693,402	2,350,333
Accumulated other comprehensive loss	(21,792)	(17,425)
Total stockholders’ equity	2,516,743	2,493,018
Total liabilities and stockholders’ equity	$4,122,548	$3,950,785

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue:
Product and maintenance	$687,884	$601,356	$1,386,938	$1,183,055
Services	40,401	37,062	77,375	73,320
Total revenue	728,285	638,418	1,464,313	1,256,375
Costs and expenses:
Cost of product and maintenance	55,842	55,669	120,748	111,115
Cost of services	20,917	19,546	39,978	38,563
Marketing and sales	135,967	120,476	268,793	246,220
Research and development	285,227	250,821	556,219	492,489
General and administrative	40,333	35,641	80,285	69,233
Amortization of acquired intangibles	5,030	4,590	9,661	8,796
Restructuring and other credits	(469)	(275)	(746)	(1,342)
Total costs and expenses	542,847	486,468	1,074,938	965,074
Income from operations	185,438	151,950	389,375	291,301
Interest expense	(4,316)	(5,914)	(8,533)	(10,551)
Other income, net	2,143	4,630	4,844	96
Income before provision for income taxes	183,265	150,666	385,686	280,846
Provision for income taxes	27,365	19,378	42,617	25,570
Net income	$155,900	$131,288	$343,069	$255,276
Net income per share – basic	$0.57	$0.48	$1.25	$0.93
Net income per share – diluted	$0.56	$0.47	$1.23	$0.91
Weighted average common shares outstanding – basic	273,565	273,432	273,843	273,488
Weighted average common shares outstanding – diluted	278,558	279,080	279,399	279,207

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income	$155,900	$131,288	$343,069	$255,276
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	5,788	1,108	(4,136)	(8,510)
Changes in defined benefit plan liabilities	(543)	450	(231)	419
Total other comprehensive income (loss), net of tax effects	5,245	1,558	(4,367)	(8,091)
Comprehensive income	$161,145	$132,846	$338,702	$247,185

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended July 3, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, April 3, 2021	278,265	$2,307,965	$(2,275,998)	$2,537,502	$(27,037)	$2,542,432
Net income	—	—	—	155,900	—	$155,900
Other comprehensive income, net of taxes	—	—	—	—	5,245	$5,245
Purchase of treasury stock	(1,720)	—	(220,023)	—	—	$(220,023)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	367	791	3,548	—	—	$4,339
Stock received for payment of employee taxes on vesting of restricted stock	(132)	(4,473)	(17,195)	—	—	$(21,668)
Stock-based compensation expense	—	50,518	—	—	—	$50,518
Balance, July 3, 2021	276,780	$2,354,801	$(2,509,668)	$2,693,402	$(21,792)	$2,516,743

	Three Months Ended June 27, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, March 28, 2020	279,187	$2,099,425	$(1,778,533)	$1,883,677	$(46,575)	$2,157,994
Net income	—	—	—	131,288	—	$131,288
Other comprehensive income, net of taxes	—	—	—	—	1,558	$1,558
Purchase of treasury stock	(920)	—	(75,014)	—	—	$(75,014)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	673	(119)	10,146	—	—	$10,027
Stock received for payment of employee taxes on vesting of restricted stock	(146)	(3,197)	(12,932)	—	—	$(16,129)
Stock-based compensation expense	—	46,907	—	—	—	$46,907
Balance, June 27, 2020	278,794	$2,143,016	$(1,856,333)	$2,014,965	$(45,017)	$2,256,631

	Six Months Ended July 3, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	343,069	—	$343,069
Other comprehensive loss, net of taxes	—	—	—	—	(4,367)	$(4,367)
Purchase of treasury stock	(3,043)	—	(392,290)	—	—	$(392,290)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,391	42,917	9,335	—	—	$52,252
Stock received for payment of employee taxes on vesting of restricted stock	(509)	(9,169)	(68,884)	—	—	$(78,053)
Stock-based compensation expense	—	103,114	—	—	—	$103,114
Balance, July 3, 2021	276,780	$2,354,801	$(2,509,668)	$2,693,402	$(21,792)	$2,516,743

	Six Months Ended June 27, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment	—	—	—	(1,999)	—	$(1,999)
Net income	—	—	—	255,276	—	$255,276
Other comprehensive loss, net of taxes	—	—	—	—	(8,091)	$(8,091)
Purchase of treasury stock	(2,408)	—	(175,036)	—	—	$(175,036)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,957	10,758	33,097	—	—	$43,855
Stock received for payment of employee taxes on vesting of restricted stock	(610)	(7,368)	(46,289)	—	—	$(53,657)
Stock-based compensation expense	—	93,389	—	—	—	$93,389
Balance, June 27, 2020	278,794	$2,143,016	$(1,856,333)	$2,014,965	$(45,017)	$2,256,631

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash and cash equivalents at beginning of period	$928,432	$705,210
Cash flows from operating activities:
Net income	343,069	255,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,799	69,902
Amortization of debt discount and fees	687	512
Stock-based compensation	103,114	93,389
(Gain) loss on investments, net	(795)	4,036
Deferred income taxes	1,710	(1,609)
Provisions for losses on receivables	242	922
ROU asset amortization and change in operating lease liabilities	(2,483)	1,502
Other non-cash items	183	296
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(48,016)	(2,497)
Inventories	(14,527)	11,020
Prepaid expenses and other	7,690	9,910
Other assets	6,991	(17,687)
Accounts payable and accrued liabilities	(14,771)	(11,141)
Deferred revenue	127,286	148,508
Other long-term liabilities	6,639	504
Net cash provided by operating activities	588,818	562,843
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,139)	(43,535)
Cash paid in business combinations, net of cash acquired	(220,660)	(195,118)
Net cash used for investing activities	(251,799)	(238,653)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350,000
Payment of debt issuance costs	(1,285)	—
Proceeds from issuance of common stock	52,252	43,667
Stock received for payment of employee taxes on vesting of restricted stock	(78,053)	(53,657)
Payments for repurchases of common stock	(392,290)	(175,036)
Net cash provided by (used for) financing activities	(419,376)	164,974
Effect of exchange rate changes on cash and cash equivalents	1,085	(5,188)
Increase (decrease) in cash and cash equivalents	(81,272)	483,976
Cash and cash equivalents at end of period	$847,160	$1,189,186

Supplemental cash flow information:
Cash paid for interest	$7,920	$10,076
Cash paid for taxes, net	28,619	20,897

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
Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 26, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Cadence adopted the new standard on January 3, 2021, the first day of fiscal 2021. The adoption of this standard did not impact Cadence’s condensed consolidated financial statements for the period ended July 3, 2021.
NOTE 2. DEBT
Cadence’s outstanding debt as of July 3, 2021 and January 2, 2021 was as follows:

	July 3, 2021			January 2, 2021
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$—	$—	$—
2024 Notes	350,000	(2,814)	347,186	350,000	(3,207)	346,793
Total outstanding debt	$350,000	$(2,814)	$347,186	$350,000	$(3,207)	$346,793

Revolving Credit Facility
In June 2021, Cadence terminated its existing revolving credit facility, dated January 30, 2017, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under such credit facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Debt issuance costs of $1.3 million were recorded to other assets in Cadence’s condensed consolidated balance sheet at the inception of the agreement and are being amortized to interest expense over the term of the 2021 Credit Facility.
Interest accrues on borrowings under the 2021 Credit Facility at a rate equal to, at Cadence’s option, either (1) LIBOR plus a margin between 0.750% and 1.250% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, or (2) the base rate plus a margin between 0.000% and 0.250% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. Interest is payable quarterly. A commitment fee ranging from 0.070% to 0.175% is assessed on the daily average undrawn portion of revolving commitments. The 2021 Credit Facility also includes provisions addressing the potential transition from LIBOR to a new replacement benchmark.
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness and grant liens. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of July 3, 2021, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $385.2 million as of July 3, 2021.
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
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of July 3, 2021 and January 2, 2021 were as follows:

	As of
	July 3, 2021	January 2, 2021
	(In thousands)
Accounts receivable	$250,812	$196,990
Unbilled accounts receivable	142,846	144,364
Long-term receivables	4,879	3,655
Total receivables	398,537	345,009
Less allowance for doubtful accounts	(3,672)	(2,867)
Total receivables, net	$394,865	$342,142
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of July 3, 2021, one customer accounted for 11% of Cadence’s total receivables. As of January 2, 2021, no customer accounted for 10% or more of Cadence’s total receivables.

NOTE 4. REVENUE
Cadence groups its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Custom Integrated Circuit (“IC”) Design and Simulation	23%	24%	23%	25%
Digital IC Design and Signoff	28%	28%	28%	28%
Functional Verification, including Emulation and Prototyping Hardware*	25%	24%	26%	23%
Intellectual Property (“IP”)	13%	14%	13%	14%
System Design and Analysis	11%	10%	10%	10%
Total	100%	100%	100%	100%
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
The contract assets indicated below are included in prepaid expenses and other in the condensed consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of the balance sheet date on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of July 3, 2021 and January 2, 2021 were as follows:

	As of
	July 3, 2021	January 2, 2021
	(In thousands)
Contract assets	$6,057	$9,709
Deferred revenue	684,517	553,921
Cadence recognized revenue of $103.4 million and $330.0 million during the three and six months ended July 3, 2021, and $88.1 million and $241.6 million during the three and six months ended June 27, 2020, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.9 billion as of July 3, 2021, which included $110.0 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of July 3, 2021, Cadence expected to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, as revenue over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $11.5 million and $21.7 million during the three and six months ended July 3, 2021, and $11.3 million and $20.8 million during the three and six months ended June 27, 2020, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

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

Acquisition Date Fair Value
(In thousands)
Current assets	$16,423
Goodwill	133,326
Acquired intangibles	72,200
Other long-term assets	6,928
Total assets acquired	228,877
Current liabilities	9,951
Long-term liabilities	20,091
Total liabilities assumed	30,042
Total purchase consideration	$198,835
The allocation of purchase consideration to certain assets acquired and liabilities assumed from NUMECA has not been finalized. Cadence will continue to evaluate certain estimates and assumptions, primarily related to taxes and assumed liabilities, during the measurement period (up to one year from the acquisition date). The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies from combining operations of NUMECA with Cadence. Cadence has not completed its assessment to determine whether the goodwill will be deductible for tax purposes.
On April 14, 2021, Cadence acquired all of the outstanding equity of Pointwise, Inc. (“Pointwise”), a leader in mesh generation for CFD for cash consideration of approximately $31.4 million, net of cash acquired. The addition of Pointwise’s technologies and experienced team supports Cadence’s Intelligent System Design™ strategy and further broadens its System Design and Analysis portfolio, complementing its acquisition of NUMECA. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $16.7 million of definite-lived intangible assets and $16.7 million of goodwill with its acquisition of Pointwise. All of the goodwill related to Cadence’s acquisition of Pointwise will be deductible for tax purposes.
Definite-lived intangible assets acquired with Cadence’s fiscal 2021 acquisitions were as follows:

	Acquisition Date Fair Value	Weighted-Average Amortization Period
	(In thousands)	(in years)
Existing technology	$55,400	14.2 years
Agreements and relationships	28,900	13.7 years
Tradenames, trademarks and patents	4,600	14.3 years
Total acquired intangibles with definite lives	$88,900	14.1 years
Cadence has not presented pro forma financial information for its fiscal 2021 acquisitions because the results of operations for the acquired businesses are not material to Cadence’s condensed consolidated financial statements. During the three and six months ended July 3, 2021, and the three and six months ended June 27, 2020, transaction costs associated with acquisitions were not material and were expensed as incurred.

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended July 3, 2021 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2021	$782,087
Goodwill resulting from acquisitions	150,021
Effect of foreign currency translation	(2,583)
Balance as of July 3, 2021	$929,525
Acquired Intangibles, Net
Acquired intangibles as of July 3, 2021 were as follows, excluding intangibles that were fully amortized as of January 2, 2021:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$402,440	$(231,006)	$171,434
Agreements and relationships	205,928	(120,674)	85,254
Tradenames, trademarks and patents	10,830	(2,729)	8,101
Total acquired intangibles	$619,198	$(354,409)	$264,789
Acquired intangibles as of January 2, 2021 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$370,838	$(230,654)	$140,184
Agreements and relationships	180,023	(113,629)	66,394
Tradenames, trademarks and patents	10,590	(6,578)	4,012
Total acquired intangibles with definite lives	$561,451	$(350,861)	$210,590
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three and six months ended July 3, 2021 and June 27, 2020 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Cost of product and maintenance	$12,232	$11,484	$24,000	$22,344
Amortization of acquired intangibles	5,030	4,590	9,661	8,796
Total amortization of acquired intangibles	$17,262	$16,074	$33,661	$31,140

As of July 3, 2021, the estimated amortization expense for acquired intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2021 - remaining period	$33,316
2022	49,716
2023	34,186
2024	32,723
2025	22,204
Thereafter	92,644
Total estimated amortization expense	$264,789

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended July 3, 2021 and June 27, 2020 as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Cost of product and maintenance	$909	$683	$1,716	$1,374
Cost of services	992	869	2,019	1,749
Marketing and sales	10,294	10,116	21,500	20,127
Research and development	31,286	29,690	64,144	59,036
General and administrative	7,037	5,549	13,735	11,103
Total stock-based compensation expense	$50,518	$46,907	$103,114	$93,389
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $283.2 million as of July 3, 2021, which will be recognized over the remaining vesting period. The remaining weighted-average vesting period of unvested awards is 2.1 years.
NOTE 8. STOCK REPURCHASE PROGRAM
In July 2020, Cadence’s Board of Directors authorized $750 million for the repurchase of shares of Cadence common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of July 3, 2021, approximately $346 million remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Shares repurchased	1,720	920	3,043	2,408
Total cost of repurchased shares	$220,023	$75,014	$392,290	$175,036

NOTE 9. RESTRUCTURING AND OTHER TERMINATION BENEFITS
Restructuring
Cadence has initiated restructuring plans in an effort to better align its resources with its business strategy. The charges associated with these restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions and charges related to impacted facilities and are included in restructuring and other charges on Cadence’s condensed consolidated income statements.
The following table presents activity for Cadence’s restructuring plans during the six months ended July 3, 2021:

	Severance and Benefits	Facilities	Total
	(In thousands)
Balance, January 2, 2021	$7,321	$1,372	$8,693
Restructuring and other credits	(1,135)	389	(746)
Cash payments	(5,340)	(1,314)	(6,654)
Effect of foreign currency translation	(67)	(1)	(68)
Balance, July 3, 2021	$779	$446	$1,225
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
July 3, 2021
(In thousands)
Accounts payable and accrued liabilities	$1,207
Other long-term liabilities	18
Total restructuring liabilities	$1,225
All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheets as of July 3, 2021. Restructuring liabilities included in other long-term liabilities represent liabilities from impacted facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
Other Termination Benefits
During the second quarter of fiscal 2021, Cadence offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge of $26.8 million for voluntary termination and post-employment benefits. These charges are included in each category of costs and expenses on Cadence’s condensed consolidated income statements. As of July 3, 2021, liabilities related to the voluntary retirement program were $26.6 million and were included in accounts payable and accrued liabilities and other long-term liabilities on Cadence’s condensed consolidated balance sheet. Cadence expects to make cash payments to settle these liabilities through fiscal 2023, including $22.3 million that is expected to be paid within the next twelve months.

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
The calculations for basic and diluted net income per share for the three and six months ended July 3, 2021 and June 27, 2020 are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands, except per share amounts)
Net income	$155,900	$131,288	$343,069	$255,276
Weighted average common shares used to calculate basic net income per share	273,565	273,432	273,843	273,488
Stock-based awards	4,993	5,648	5,556	5,719
Weighted average common shares used to calculate diluted net income per share	278,558	279,080	279,399	279,207
Net income per share - basic	$0.57	$0.48	$1.25	$0.93
Net income per share - diluted	$0.56	$0.47	$1.23	$0.91
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended July 3, 2021 and June 27, 2020 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Long-term market-based awards	—	40	—	713
Options to purchase shares of common stock	331	506	235	376
Non-vested shares of restricted stock	75	4	67	102
Total potential common shares excluded	406	550	302	1,191

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended July 3, 2021.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 3, 2021 and January 2, 2021:

	Fair Value Measurements as of July 3, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$396,096	$396,096	$—	$—
Marketable equity securities	5,576	5,576	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	48,341	48,341	—	—
Total Assets	$450,013	$450,013	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$7,099	$—	$7,099	$—
Total Liabilities	$7,099	$—	$7,099	$—

	Fair Value Measurements as of January 2, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$541,386	$541,386	$—	$—
Marketable equity securities	4,452	4,452	—	—
Securities held in NQDC trust	42,769	42,769	—	—
Foreign currency exchange contracts	8,868	—	8,868	—
Total Assets	$597,475	$588,607	$8,868	$—

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
Level 3 Measurements
Cadence acquired intangible assets of $88.9 million with its acquisition of NUMECA and Pointwise during the first half of fiscal 2021. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach and level 3 inputs.
For acquired existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. For NUMECA, Cadence assumed technological obsolescence at a rate of 6.7% annually, before applying an assumed royalty rate of 22%. For Pointwise, Cadence assumed technological obsolescence at a rate of 10.0% annually, before applying an assumed royalty rate of 25%.

The fair value for acquired agreements and relationships was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships considered a customer retention rate of 95% for both NUMECA and Pointwise. The present value of operating cash flows from existing customers was determined using discount rates ranging from 10.5% to 12.0%.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended July 3, 2021 and June 27, 2020.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended July 3, 2021 and June 27, 2020.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of July 3, 2021 and January 2, 2021:

	As of
	July 3, 2021	January 2, 2021
	(In thousands)
Foreign currency translation loss	$(15,266)	$(11,130)
Changes in defined benefit plan liabilities	(6,526)	(6,295)
Total accumulated other comprehensive loss	$(21,792)	$(17,425)
For the three and six months ended July 3, 2021 and June 27, 2020 there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified from accumulated other comprehensive loss to net income.
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

The following table presents a summary of revenue by geography for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)
Americas:
United States	$313,138	$267,000	$639,462	$525,489
Other Americas	10,190	10,120	19,866	18,957
Total Americas	323,328	277,120	659,328	544,446
Asia:
China	99,591	77,232	189,032	161,031
Other Asia	134,389	121,276	268,237	230,875
Total Asia	233,980	198,508	457,269	391,906
Europe, Middle East and Africa	124,502	116,540	254,735	232,259
Japan	46,475	46,250	92,981	87,764
Total	$728,285	$638,418	$1,464,313	$1,256,375
The following table presents a summary of long-lived assets by geography as of July 3, 2021 and January 2, 2021:

	As of
	July 3, 2021	January 2, 2021
	(In thousands)
Americas:
United States	$239,207	$248,292
Other Americas	652	753
Total Americas	239,859	249,045
Asia:
China	15,962	16,416
Other Asia	4,985	28,668
Total Asia	20,947	45,084
Europe, Middle East and Africa	40,631	16,304
Japan	542	692
Total	$301,979	$311,125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2021. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding the impact on our business of the COVID-19 pandemic and related public health measures, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
During the first half of fiscal 2021, we continued to execute our Intelligent System Design™ strategy with our announcement of the next generation of hardware-software products in our Functional Verification product category, which consists of the integrated Palladium Z2 emulation and Protium X2 prototyping systems, to accelerate hardware debug and software validation. We also completed our acquisitions of Belgium-based NUMECA, a leader in computational fluid dynamics (“CFD”), and Pointwise Inc, a leading provider of CFD Meshing technology. The addition of these technologies and talent broadens our System Design and Analysis portfolio and expertise. We expect these acquisitions will increase expenses, including amortization of acquired intangible assets, more than revenue during fiscal 2021.
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

During the second quarter of fiscal 2021, we offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge for voluntary termination and post-employment benefits of $26.8 million, which increased costs and expenses during the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020. As of July 3, 2021, liabilities related to the voluntary retirement program were $26.6 million and were included in accounts payable and accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet. We expect to make cash payments to settle these liabilities through fiscal 2023, including $22.3 million that is expected to be paid in the next twelve months.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The effects of the ongoing global pandemic have been widespread and have resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the distribution and effectiveness of vaccines. Our efforts to comply with these containment measures have impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of July 26, 2021. However, we have begun a limited pilot program for employees to begin voluntarily returning to work in certain jurisdictions with lower rates of new COVID-19 cases.
Since its inception, the COVID-19 pandemic has caused some volatility in our usual delivery timing for our hardware and IP products to certain customers. Many of our customers’ employees are working remotely, and, in some cases, we have experienced delivery lead times that are longer than normal because of delays in getting access to customer sites to complete our deliveries. In other cases, the amount of our hardware and IP products that we have been able to deliver has been greater than we originally anticipated at the beginning of the respective period. We have also received numerous COVID-19 pandemic-related requests from our customers to allow them to delay their payments to us, while we continue to provide services to these customers. Despite the challenges the COVID-19 pandemic has posed to our operations, it did not have material adverse impact on our results of operations, financial condition, liquidity or cash flows during the first half of fiscal 2021. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. See Part II, Item 1A, “Risk Factors” for additional information on the impact of COVID-19 on our business.
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
Results of Operations
Financial results for the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, reflect the following:
•revenue growth that exceeded the growth of our costs and expenses;
•increased product and maintenance revenue, primarily from growth in software and hardware product offerings;
•continued investment in research and development activities focused on expanding and enhancing our product portfolio;
•higher selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and
•an increase in costs associated with the voluntary retirement program we offered to certain of our employees during the second quarter of fiscal 2021.

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
Revenue by Period
The following table shows our revenue for the three months ended July 3, 2021 and June 27, 2020 and the change in revenue between periods:

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$687.9	$601.3	$86.6	14%
Services	40.4	37.1	3.3	9%
Total revenue	$728.3	$638.4	$89.9	14%
The following table shows our revenue for the six months ended July 3, 2021 and June 27, 2020 and the change in revenue between periods:

	Six Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,386.9	$1,183.1	$203.8	17%
Services	77.4	73.3	4.1	6%
Total revenue	$1,464.3	$1,256.4	$207.9	17%
Product and maintenance revenue increased during the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and six months ended July 3, 2021 or June 27, 2020.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	July 3, 2021	April 3, 2021	January 2, 2021*	September 26, 2020	June 27, 2020
Custom IC Design and Simulation	23%	23%	26%	24%	24%
Digital IC Design and Signoff	28%	27%	31%	27%	28%
Functional Verification, including Emulation and Prototyping Hardware	25%	26%	19%	23%	24%
IP	13%	14%	13%	15%	14%
System Design and Analysis	11%	10%	11%	11%	10%
Total	100%	100%	100%	100%	100%
_____________
* Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2020 was a 53-week fiscal year, with an additional week in our fourth quarter of 2020.
Revenue by product category fluctuates from period to period depending on demand for our products and services, our available resources and our ability to deliver and support them. Certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product categories based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
United States	$313.1	$267.0	$46.1	17%
Other Americas	10.2	10.1	0.1	1%
China	99.6	77.2	22.4	29%
Other Asia	134.4	121.3	13.1	11%
Europe, Middle East and Africa	124.5	116.5	8.0	7%
Japan	46.5	46.3	0.2	—%
Total revenue	$728.3	$638.4	$89.9	14%
During the three months ended July 3, 2021, as compared to the three months ended June 27, 2020, revenue from our software offerings increased in nearly all geographies. Revenue from hardware product offerings also increased during the three months ended July 3, 2021, as compared to the three months ended June 27, 2020, primarily in the United States and Other Asia.

	Six Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
United States	$639.5	$525.5	$114.0	22%
Other Americas	19.9	19.0	0.9	5%
China	189.0	161.0	28.0	17%
Other Asia	268.2	230.9	37.3	16%
Europe, Middle East and Africa	254.7	232.2	22.5	10%
Japan	93.0	87.8	5.2	6%
Total revenue	$1,464.3	$1,256.4	$207.9	17%
During the six months ended July 3, 2021, as compared to the six months ended June 27, 2020, revenue from our software offerings increased in nearly each geography. Revenue from hardware and IP product offerings also increased during the six months ended July 3, 2021, as compared to the six months ended June 27, 2020, primarily in the United States and Other Asia.
Since the second quarter of fiscal 2019, we have not been able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of these customers to the “Entity List.” We expect these restrictions and new or expanded trade restrictions to continue to impact revenue from certain customers in China.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
United States	43%	42%	44%	42%
Other Americas	1%	2%	1%	2%
China	14%	12%	13%	13%
Other Asia	19%	19%	18%	18%
Europe, Middle East and Africa	17%	18%	18%	18%
Japan	6%	7%	6%	7%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$55.8	$55.7	$0.1	—%
Cost of services	20.9	19.5	1.4	7%

	Six Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$120.7	$111.1	$9.6	9%
Cost of services	40.0	38.6	1.4	4%

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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$43.6	$44.2	$(0.6)	(1)%
Amortization of acquired intangibles	12.2	11.5	0.7	6%
Total cost of product and maintenance	$55.8	$55.7	$0.1	—%

	Six Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$96.7	$88.8	$7.9	9%
Amortization of acquired intangibles	24.0	22.3	1.7	8%
Total cost of product and maintenance	$120.7	$111.1	$9.6	9%
The changes in product and maintenance-related costs for the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$(1.8)	$6.7
Other items	1.2	1.2
Total change in product and maintenance-related costs	$(0.6)	$7.9
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. The decrease in emulation and prototyping hardware costs during the three months ended July 3, 2021, as compared to the three months ended June 27, 2020, was primarily due to decreased reserves on inventory resulting from the transition to the next generation of our hardware products. The increase in emulation and prototyping hardware costs during the six months ended July 3, 2021, as compared to the six months ended June 27, 2020, was primarily due to overall increased demand for our emulation and prototyping hardware and the mix of products generating revenue.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, primarily due to technology-related intangible assets acquired with our acquisitions of NUMECA and Pointwise during the first half of fiscal 2021 and in-process technology being placed into service during the second quarter of fiscal 2020. This increase was partially offset by certain technology-related intangible assets becoming fully amortized during the three and six months ended July 3, 2021 and during fiscal 2020.

Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects and costs to maintain the infrastructure necessary to manage a services organization. Cost of services may fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects rather than internal development projects. During the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, cost of services increased primarily as the result of costs associated with our voluntary retirement program.
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, stock-based compensation, restructuring and other employment separation activities (such as the voluntary retirement program), foreign exchange rate movements, and the impact of our variable compensation programs that are driven by operating results.
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
Our operating expenses for the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$136.0	$120.5	$15.5	13%
Research and development	285.2	250.8	34.4	14%
General and administrative	40.3	35.6	4.7	13%
Total operating expenses	$461.5	$406.9	$54.6	13%

	Six Months Ended		Change
	July 3, 2021	June 27, 2020	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$268.8	$246.2	$22.6	9%
Research and development	556.2	492.5	63.7	13%
General and administrative	80.3	69.2	11.1	16%
Total operating expenses	$905.3	$807.9	$97.4	12%
Our operating expenses, as a percentage of total revenue, for the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Marketing and sales	19%	19%	18%	20%
Research and development	39%	39%	38%	39%
General and administrative	6%	6%	5%	6%
Total operating expenses	64%	64%	61%	65%

Marketing and Sales
The increase in marketing and sales expense for the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$8.5	$18.4
Voluntary retirement program	6.7	6.7
Stock-based compensation	0.2	1.4
Professional services	0.2	1.1
Travel and sales meetings	0.6	(1.9)
Home office-related expenses	(2.0)	(2.0)
Marketing programs and events	0.5	(2.1)
Other items	0.8	1.0
Total change in marketing and sales expense	$15.5	$22.6
During the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, salary, benefits and other employee-related costs included in marketing and sales expense increased due primarily to additional headcount from hiring and acquisitions. This increase was partially offset by reduced costs for home office-related expenses associated with the COVID-19 pandemic. We expect marketing and sales expense to increase during the remainder of fiscal 2021, as compared to fiscal 2020, due to increased employee-related costs related to additional headcount from hiring and acquisitions.
Research and Development
The increase in research and development expense for the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$22.5	$48.2
Voluntary retirement program	14.7	14.7
Stock-based compensation	1.6	5.1
Facilities and other infrastructure costs	3.0	4.1
Product development costs	(3.2)	(3.4)
Home office-related expenses	(5.3)	(5.3)
Other items	1.1	0.3
Total change in research and development expense	$34.4	$63.7
During the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, salary, benefits and other employee-related costs included in research and development expense increased due primarily to additional headcount from hiring and acquisitions. We expect research and development expense to increase during the remainder of fiscal 2021, as compared to fiscal 2020, due to increased employee-related costs related to additional headcount from hiring and acquisitions.

General and Administrative
The increase in general and administrative expense for the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$0.3	$3.7
Stock-based compensation	1.5	2.6
Voluntary retirement program	2.3	2.2
Customs and other import-related costs	0.4	1.8
Other items	0.2	0.8
Total change in general and administrative expense	$4.7	$11.1
During the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, salary, benefits and other employee-related costs included in general and administrative expense increased due to increased headcount.
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
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and six months ended July 3, 2021, and the three and six months ended June 27, 2020 was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating margin	25%	24%	27%	23%
Operating margin increased during the three and six months ended July 3, 2021, and the three and six months ended June 27, 2020, because revenue growth exceeded the growth of our costs and expenses. During the remainder of fiscal 2021, we do not expect operating margin to grow at the same level it has during the first half of fiscal 2021 due to our recent acquisitions having a greater impact on expenses than revenue, and due to incremental costs associated with new and existing employees. We also expect an increase in expenses related to travel, meetings and events if measures implemented to contain COVID-19 are lifted.
Interest Expense

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In millions)
Contractual interest expense:
2024 Notes	3.8	3.8	7.6	7.6
Revolving credit facility	0.1	1.9	0.3	2.5
Amortization of debt discount:
2024 Notes	0.2	0.2	0.4	0.4
Other	0.2	—	0.2	0.1
Total interest expense	$4.3	$5.9	$8.5	$10.6

Interest expense decreased during the three and six months ended July 3, 2021, as compared to the three and six months ended June 27, 2020, due to borrowings of $350 million under our previous revolving credit facility during the first quarter of fiscal 2020. All outstanding borrowings under the revolving credit facility were repaid in the fourth quarter of fiscal 2020. For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
			(In millions, except percentages)
Provision for income taxes	$27.4	$19.4	$42.6	$25.6
Effective tax rate	14.9%	12.9%	11.0%	9.1%
Our provision for income taxes for the three and six months ended July 3, 2021 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2021 income, partially offset by the tax benefits of $15.9 million and $44.8 million, respectively, related to stock-based compensation that vested or was exercised during the period.
Our provision for income taxes for the three and six months ended June 27, 2020 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2020 income, partially offset by tax benefits of $11.3 million and $29.7 million, respectively, related to stock-based compensation that vested or was exercised during the period.
Our future effective tax rates may be materially impacted by changes in tax laws, tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, and changes in valuation allowance. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2021 effective tax rate will be approximately 16%. We expect that our quarterly effective tax rates will vary from our fiscal 2021 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”
Liquidity and Capital Resources

	As of
	July 3, 2021	January 2, 2021	Change
	(In millions)
Cash and cash equivalents	$847.2	$928.4	$(81.2)
Net working capital	530.4	681.8	(151.4)
Cash and Cash Equivalents
As of July 3, 2021, our principal sources of liquidity consisted of $847.2 million of cash and cash equivalents as compared to $928.4 million as of January 2, 2021.
Our primary sources of cash and cash equivalents during the six months ended July 3, 2021 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the six months ended July 3, 2021 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, cash paid in business combinations, payment of taxes on vesting of restricted stock held by employees, and purchases of property, plant and equipment.
Approximately 61% of our cash and cash equivalents were held by our foreign subsidiaries as of July 3, 2021. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.

Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The decrease in our net working capital as of July 3, 2021, as compared to January 2, 2021, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Six Months Ended
	July 3, 2021	June 27, 2020	Change
	(In millions)
Cash provided by operating activities	$588.8	$562.8	$26.0
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended July 3, 2021, as compared to the six months ended June 27, 2020, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Six Months Ended
	July 3, 2021	June 27, 2020	Change
	(In millions)
Cash used for investing activities	$(251.8)	$(238.7)	$(13.1)
Cash used for investing activities increased during the six months ended July 3, 2021, as compared to the six months ended June 27, 2020, primarily due to an increase in payments for business combinations. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Six Months Ended
	July 3, 2021	June 27, 2020	Change
	(In millions)
Cash provided by (used for) financing activities	$(419.4)	$165.0	$(584.4)
Cash flows from financing activities decreased during the six months ended July 3, 2021, as compared to the six months ended June 27, 2020, primarily due to decreased net borrowings under our revolving credit facility and increased payments for repurchases of our common stock, partially offset by an increase in proceeds from the issuance of common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In July 2020, our Board of Directors authorized $750 million for the repurchase of shares of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of July 3, 2021, approximately $346 million remained available under this authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.

Revolving Credit Facility
On June 30, 2021, we terminated our existing revolving credit facility, dated January 30, 2017, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. As of July 3, 2021, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of July 3, 2021, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of July 3, 2021. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2021.

	Notional Principal	Weighted-Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$160.5	0.82
British pound	133.6	0.71
Israeli shekel	71.7	3.26
Japanese yen	56.7	109.87
Indian rupee	17.8	74.13
Swedish krona	13.6	8.51
Taiwan dollar	10.7	27.62
Canadian dollar	9.5	1.21
Chinese renminbi	6.0	6.47
Other	4.8	N/A
Total	$484.9
Estimated fair value	$(7.1)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of July 3, 2021.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of July 3, 2021, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2021.
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
Based on their evaluation as of July 3, 2021, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the efficacy and distribution of vaccines and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of July 26, 2021. However, we have begun a limited pilot program for employees to begin voluntarily returning to work in certain jurisdictions with lower rates of new COVID-19 cases.
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
More generally, the impact of the pandemic may increase the possibility of an extended global economic downturn, high inflation and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained, shelter-in-place orders are lifted and local conditions improve. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19 and, in fact, have received numerous requests from our customers to delay their payments to us, while we continue to provide services to these customers. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
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
Uncertainty about future political and economic conditions, adverse changes to international trade relationships between countries in which we do business or future decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results, including demand for our products and services, are subject to considerable uncertainty that could impact our stock price. If economic conditions or international trade relationships between countries in which we do business deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, including as a result of a sustained global semiconductor shortage, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our supplies of hardware components and products are subject to problems or delays, our future revenues and financial results could be adversely affected.

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
Failure to obtain export licenses or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. Although we have implemented policies and procedures to help us comply with all applicable trade restrictions, we and governmental authorities have had and may in the future have reason to inquire into particular sales. For example, in February 2021, we received an administrative subpoena from BIS requesting the production of records in connection with certain sales to China. We are cooperating with BIS and are in the process of responding to the subpoena as well as conducting an internal review. Such inquiries are subject to uncertainties and the outcomes of this and other proceedings that may occur are difficult to predict. The laws and policies of the United States and other countries in this area are evolving and changing, and we have experienced and may continue to experience challenges in complying with new rules as they become effective. Any failure or alleged failure to comply with these laws and policies could have negative consequences, including significant legal costs, government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our operations, reputational harm and financial condition.
In addition to export control laws, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, financial and other disclosures, competition, data privacy and employment. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly, and changes to these laws may require us to make significant changes to our business operations that may adversely affect our business overall. Although we have implemented policies and procedures to assist our compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations, reputation and financial condition.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% during the six months ended July 3, 2021 and 58% for the six months ended June 27, 2020. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, if we price our products and services in a foreign currency, we receive fewer U.S. dollars when this currency declines in value relative to the U.S. dollar. If we price our products and services in U.S. dollars, the decrease in value of a local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in this currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Approximately 32% of our total costs and expenses are transacted in foreign currencies. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.

We could suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties, as well as any associated efforts to enforce such rights, including through intellectual property litigation.
There are numerous patents relating to our business and ecosystem. New patents are being issued at a rapid rate and are owned by computational software companies as well as entities and individuals outside the computational software field, including parties whose income is primarily derived from infringement-related licensing and litigation. It is not always practicable or possible to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or prosecute intellectual property infringement claims to protect our rights or defend a customer’s rights.
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
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers where we maintain facilities. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. Further, increased uncertainty regarding social, political and immigration policies in the United States and abroad may make it difficult to recruit employees with adequate experience; and governmental policies resulting in increased funding of domestic technology companies, such as China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030, has caused and may continue to cause difficulty in retaining and attracting local talent. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in training, retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, particularly as we transition employees back to the office, and hiring and training of new employees may be adversely impacted by global economic uncertainty and office closures. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
We have significant operations outside the United States. As of July 3, 2021, approximately 61% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents, future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
In recent fiscal years, we have initiated restructuring plans in an effort to better align our resources with our business strategy. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. Our past restructuring plans do not provide any assurance that we will realize anticipated cost savings and other benefits or that additional restructuring plans will not be required or implemented in the future. In addition, our restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use our restructuring plans to seek to gain a competitive advantage over us. As a result, our restructuring plans may affect our revenue and other operating results in the future.

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
Our business is subject to the risk of natural disasters.
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
Our offices in the United States and in other countries around the world may also be adversely impacted by natural disasters, including fires, earthquakes, extreme temperatures, droughts, flooding and other climate change-related risks, or actions by utility providers, as well as other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities or impose travel restrictions), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our customers, resulting in decreased demand for their and our products, or our ability to provide services and maintenance to our customers, our business and results of operations could be adversely impacted.
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
Our strategy is designed to increase our business among electronic systems companies, which are now developing their own ICs and other electronic subsystems. Our strategy is also intended to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs and other electronic subsystems are incorporated. Part of this strategy involves addressing the needs across a variety of vertical markets including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare, where increased investment is expected by our customers. Each of these markets require technologies, expertise, and marketing and operations infrastructure that are application-specific. Our inability to develop or acquire these application-specific capabilities, it could impede our ability to expand our business in these categories and ultimately affect our future growth. Currently, the industries we serve are experiencing the following trends:
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
Our customers have and may continue to face challenging financial or operating conditions, including due to macroeconomic conditions or catastrophic events such as the COVID-19 pandemic, and delay or default on their payment commitments to us, request to modify contract terms, or modify or cancel plans to license our products. Our customers’ inability to fulfill payment commitments, in turn, could adversely affect our revenue, operating expenses and cash flow. Additionally, our customers have, in the past, sought, and may, in the future, seek, to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.
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
•new entrants, including larger electronic systems companies, in our industry;
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations, cash flows and financial position. Our future effective tax rates could be adversely affected by factors that include, but are not limited to, mandatory capitalization of research and development expenses beginning in fiscal 2022, changes in tax laws or the interpretation of such tax laws in jurisdictions in which we have business activity, earnings being lower than anticipated in jurisdictions with low statutory tax rates, changes in tax benefits from stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, changes in our recognition or measurement of a tax position taken in a prior period, increases to interest or penalty expenses, new accounting standards or interpretations of such standards, or results of examinations by the Internal Revenue Service (“IRS”), state, and foreign tax or other governmental authorities.
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
The current U.S. presidential administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, that, if enacted, would increase our tax liability. In addition, the Organisation for Economic Co-operation and Development (“OECD”) has been evaluating new rules to provide greater taxing rights to jurisdictions where customers or users are located and the introduction of a corporate global minimum tax. Furthermore, many countries have enacted or proposed new laws to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
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
Litigation, government investigations or regulatory proceedings could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and lawsuits related to intellectual property, including customer indemnification, mergers and acquisitions, licensing, contracts, distribution arrangements and employee relations matters. Governments and regulatory agencies in the jurisdictions in which we operate may also open or initiate investigations or regulatory proceedings. For information regarding the litigation matters in which we are currently engaged, please refer to the discussion under Item 1, “Legal Proceedings” and Note 12 in the notes to condensed consolidated financial statements. We cannot provide any assurances that the final outcome of these lawsuits or any other proceedings that may arise in the future will not have a material adverse effect on our business, reputation, operating results, financial condition or cash flows. Litigation and similar proceedings can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

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
Risks Related to Our Securities and Indebtedness
Our stock price has been and may continue to be subject to fluctuations.
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
As of July 3, 2021, we had total outstanding indebtedness of $347.2 million. We also have the ability to borrow an additional $700.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $350.0 million, subject to the receipt of lender commitments, for a total up to $1.05 billion. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:
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
•incur liens or additional indebtedness and guarantee indebtedness;
•enter into transactions with affiliates;
•alter the businesses we conduct; and
•consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the agreement governing our revolving credit facility require us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet them.
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
Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Assuming all loans were fully drawn and we were to fully exercise our right to increase borrowing capacity under our revolving credit facility, each quarter point change in interest rates would result in a $2.6 million change in annual interest expense on our indebtedness under our revolving credit facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Our revolving credit facility utilizes, at our option, either (1) LIBOR, plus a margin of between 0.750% and 1.250%, determined by reference to the credit rating of our unsecured debt, or (2) base rate plus a margin of 0.000% to 0.250%, determined by reference to the credit rating of our unsecured debt, to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced plans to consult to extend the timeline for ceasing publication for certain tenors of U.S. dollar LIBOR to June 30, 2023. Our revolving credit facility contains provisions that contemplate the transition from LIBOR under specified events; however, the transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.
In addition, our revolving credit facility uses a pricing grid based on our credit ratings. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and affect the terms of any such financing.
Various factors could increase our future borrowing costs or reduce our access to capital, including a lowering or withdrawal of the ratings assigned to us and our 2024 Notes by credit rating agencies.
We may in the future seek additional financing for a variety of reasons, and our future borrowing costs, terms and access to capital could be affected by factors including the condition of the debt and equity markets, the condition of the economy generally, prevailing interest rates, our level of indebtedness, our credit rating and our business and financial condition. In addition, the 2024 Notes currently have an investment grade credit rating, and any credit rating assigned could be lowered or withdrawn entirely by a credit rating agency if, in that credit rating agency’s judgment, future circumstances relating to the basis of the credit rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2024 Notes. Any future lowering of the credit ratings of the 2024 Notes likely would make it more difficult or more expensive for us to obtain additional debt financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In July 2020, our Board of Directors authorized $750 million for the repurchase of shares of our common stock. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of July 3, 2021, $346 million remained available to repurchase shares of our common stock under this authorization.

The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended July 3, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 4, 2021 - May 8, 2021	440,398	$128.78	423,726	$512
May 9, 2021 - June 5, 2021	1,010,034	$126.75	904,205	$398
June 6, 2021 - July 3, 2021	401,058	$131.08	391,756	$346
Total	1,851,490	$128.17	1,719,687
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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01		Credit Agreement, dated as of June 30, 2021, by and among Cadence Design Systems, Inc., Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.01	07/01/2021

31.01	*	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	†	Certification of the Registrant’s Chief Executive Officer, Lip-Bu Tan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).					X
___________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 26, 2021	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	July 26, 2021	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer