Form 10-Q
period 2021-10-02
CADENCE DESIGN SYSTEMS INC
filed 2021-10-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On October 2, 2021, approximately 277,141,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	October 2, 2021	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,013,819	$928,432
Receivables, net	327,191	338,487
Inventories	101,575	75,956
Prepaid expenses and other	100,428	135,712
Total current assets	1,543,013	1,478,587
Property, plant and equipment, net	303,313	311,125
Goodwill	925,949	782,087
Acquired intangibles, net	247,628	210,590
Deferred taxes	766,036	732,290
Other assets	427,936	436,106
Total assets	$4,213,875	$3,950,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$363,835	$349,951
Current portion of deferred revenue	543,361	446,857
Total current liabilities	907,196	796,808
Long-term liabilities:
Long-term portion of deferred revenue	95,991	107,064
Long-term debt	347,385	346,793
Other long-term liabilities	232,041	207,102
Total long-term liabilities	675,417	660,959
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	2,411,791	2,217,939
Treasury stock, at cost	(2,622,675)	(2,057,829)
Retained earnings	2,869,709	2,350,333
Accumulated other comprehensive loss	(27,563)	(17,425)
Total stockholders’ equity	2,631,262	2,493,018
Total liabilities and stockholders’ equity	$4,213,875	$3,950,785

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue:
Product and maintenance	$706,160	$630,329	$2,093,098	$1,813,384
Services	44,735	36,278	122,110	109,598
Total revenue	750,895	666,607	2,215,208	1,922,982
Costs and expenses:
Cost of product and maintenance	54,185	64,800	174,933	175,915
Cost of services	22,402	17,484	62,380	56,047
Marketing and sales	143,401	123,738	412,194	369,958
Research and development	289,105	250,934	845,324	743,423
General and administrative	42,990	35,928	123,275	105,161
Amortization of acquired intangibles	5,000	4,438	14,661	13,234
Restructuring and other charges (credits)	(222)	13	(968)	(1,329)
Total costs and expenses	556,861	497,335	1,631,799	1,462,409
Income from operations	194,034	169,272	583,409	460,573
Interest expense	(4,196)	(5,325)	(12,729)	(15,876)
Other income (expenses), net	(1,143)	1,766	3,701	1,862
Income before provision for income taxes	188,695	165,713	574,381	446,559
Provision for income taxes	12,388	4,083	55,005	29,653
Net income	$176,307	$161,630	$519,376	$416,906
Net income per share – basic	$0.65	$0.59	$1.90	$1.52
Net income per share – diluted	$0.63	$0.58	$1.86	$1.49
Weighted average common shares outstanding – basic	273,194	273,996	273,636	273,633
Weighted average common shares outstanding – diluted	278,311	280,024	279,046	279,455

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income	$176,307	$161,630	$519,376	$416,906
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(5,483)	11,539	(9,618)	3,029
Changes in defined benefit plan liabilities	(288)	(142)	(520)	277
Total other comprehensive income (loss), net of tax effects	(5,771)	11,397	(10,138)	3,306
Comprehensive income	$170,536	$173,027	$509,238	$420,212

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended October 2, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, July 3, 2021	276,780	$2,354,801	$(2,509,668)	$2,693,402	$(21,792)	$2,516,743
Net income	—	—	—	176,307	—	$176,307
Other comprehensive loss, net of taxes	—	—	—	—	(5,771)	$(5,771)
Purchase of treasury stock	(723)	—	(110,011)	—	—	$(110,011)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,249	9,319	22,061	—	—	$31,380
Stock received for payment of employee taxes on vesting of restricted stock	(165)	(5,075)	(25,057)	—	—	$(30,132)
Stock-based compensation expense	—	52,746	—	—	—	$52,746
Balance, October 2, 2021	277,141	$2,411,791	$(2,622,675)	$2,869,709	$(27,563)	$2,631,262

	Three Months Ended September 26, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, June 27, 2020	278,794	$2,143,016	$(1,856,333)	$2,014,965	$(45,017)	$2,256,631
Net income	—	—	—	161,630	—	$161,630
Other comprehensive income, net of taxes	—	—	—	—	11,397	$11,397
Purchase of treasury stock	(717)	—	(75,011)	—	—	$(75,011)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,093	4,328	23,267	—	—	$27,595
Stock received for payment of employee taxes on vesting of restricted stock	(239)	(5,828)	(26,030)	—	—	$(31,858)
Stock-based compensation expense	—	45,334	—	—	—	$45,334
Balance, September 26, 2020	278,931	$2,186,850	$(1,934,107)	$2,176,595	$(33,620)	$2,395,718

	Nine Months Ended October 2, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	519,376	—	$519,376
Other comprehensive loss, net of taxes	—	—	—	—	(10,138)	$(10,138)
Purchase of treasury stock	(3,766)	—	(502,301)	—	—	$(502,301)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,640	52,236	31,396	—	—	$83,632
Stock received for payment of employee taxes on vesting of restricted stock	(674)	(14,244)	(93,941)	—	—	$(108,185)
Stock-based compensation expense	—	155,860	—	—	—	$155,860
Balance, October 2, 2021	277,141	$2,411,791	$(2,622,675)	$2,869,709	$(27,563)	$2,631,262

	Nine Months Ended September 26, 2020
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment	—	—	—	(1,999)	—	$(1,999)
Net income	—	—	—	416,906	—	$416,906
Other comprehensive income, net of taxes	—	—	—	—	3,306	$3,306
Purchase of treasury stock	(3,124)	—	(250,047)	—	—	$(250,047)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,049	15,086	56,364	—	—	$71,450
Stock received for payment of employee taxes on vesting of restricted stock	(849)	(13,196)	(72,319)	—	—	$(85,515)
Stock-based compensation expense	—	138,723	—	—	—	$138,723
Balance, September 26, 2020	278,931	$2,186,850	$(1,934,107)	$2,176,595	$(33,620)	$2,395,718

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash and cash equivalents at beginning of period	$928,432	$705,210
Cash flows from operating activities:
Net income	519,376	416,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,962	107,019
Amortization of debt discount and fees	952	770
Stock-based compensation	155,860	138,723
(Gain) loss on investments, net	(330)	5,118
Deferred income taxes	(34,566)	(18,966)
Provisions for losses on receivables	234	1,087
ROU asset amortization and change in operating lease liabilities	(2,917)	2,064
Other non-cash items	146	410
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	15,132	9,945
Inventories	(25,608)	6,376
Prepaid expenses and other	36,632	22,769
Other assets	8,127	(21,287)
Accounts payable and accrued liabilities	10,501	(30,455)
Deferred revenue	84,183	124,491
Other long-term liabilities	10,417	4,430
Net cash provided by operating activities	885,101	769,400
Cash flows from investing activities:
Proceeds from the sale of non-marketable investments	128	—
Purchases of property, plant and equipment	(49,977)	(63,745)
Cash paid in business combinations, net of cash acquired	(220,026)	(197,562)
Net cash used for investing activities	(269,875)	(261,307)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350,000
Payment of debt issuance costs	(1,285)	—
Proceeds from issuance of common stock	83,632	71,451
Stock received for payment of employee taxes on vesting of restricted stock	(108,185)	(85,515)
Payments for repurchases of common stock	(502,301)	(250,047)
Net cash provided by (used for) financing activities	(528,139)	85,889
Effect of exchange rate changes on cash and cash equivalents	(1,700)	7,372
Increase in cash and cash equivalents	85,387	601,354
Cash and cash equivalents at end of period	$1,013,819	$1,306,564

Supplemental cash flow information:
Cash paid for interest	$8,117	$10,982
Cash paid for taxes, net	47,687	44,679

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
Due to the ongoing COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of October 25, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Cadence adopted the standard on January 3, 2021, the first day of fiscal 2021. The adoption of this standard did not impact Cadence’s condensed consolidated financial statements for the period ended October 2, 2021.
NOTE 2. DEBT
Cadence’s outstanding debt as of October 2, 2021 and January 2, 2021 was as follows:

	October 2, 2021			January 2, 2021
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$—	$—	$—
2024 Notes	350,000	(2,615)	347,385	350,000	(3,207)	346,793
Total outstanding debt	$350,000	$(2,615)	$347,385	$350,000	$(3,207)	$346,793

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
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness and grant liens. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of October 2, 2021, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $382.7 million as of October 2, 2021.
Cadence may redeem the 2024 Notes, in whole or in part, at a redemption price equal to the greater of (a) 100% of the principal amount of the notes to be redeemed, and (b) the sum of the present values of the remaining scheduled payments of principal and interest, plus any accrued and unpaid interest, as more particularly described in the indenture governing the 2024 Notes.
The indenture governing the 2024 Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on assets, enter into sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default.
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of October 2, 2021 and January 2, 2021 were as follows:

	As of
	October 2, 2021	January 2, 2021
	(In thousands)
Accounts receivable	$184,298	$196,990
Unbilled accounts receivable	146,550	144,364
Long-term receivables	3,832	3,655
Total receivables	334,680	345,009
Less allowance for doubtful accounts	(3,657)	(2,867)
Total receivables, net	$331,023	$342,142
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of October 2, 2021, one customer accounted for 13% of Cadence’s total receivables. As of January 2, 2021, no customer accounted for 10% or more of Cadence’s total receivables.

NOTE 4. REVENUE
Cadence groups its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Custom Integrated Circuit (“IC”) Design and Simulation	23%	24%	23%	25%
Digital IC Design and Signoff	29%	27%	28%	28%
Functional Verification, including Emulation and Prototyping Hardware*	23%	23%	25%	23%
Intellectual Property (“IP”)	14%	15%	13%	14%
System Design and Analysis	11%	11%	11%	10%
Total	100%	100%	100%	100%
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
Cadence’s contract balances as of October 2, 2021 and January 2, 2021 were as follows:

	As of
	October 2, 2021	January 2, 2021
	(In thousands)
Contract assets	$7,834	$9,709
Deferred revenue	639,352	553,921
Cadence recognized revenue of $59.8 million and $389.8 million during the three and nine months ended October 2, 2021, and $50.5 million and $292.1 million during the three and nine months ended September 26, 2020, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $3.7 billion as of October 2, 2021, which included $89.1 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of October 2, 2021, Cadence expected to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, as revenue over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $13.3 million and $35.0 million during the three and nine months ended October 2, 2021, and $18.1 million and $38.9 million during the three and nine months ended September 26, 2020, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

NOTE 5. ACQUISITIONS
On February 23, 2021, Cadence acquired all of the outstanding equity of Belgium-based Numerical Mechanics Applications International SA (“NUMECA”). The addition of NUMECA’s technologies and talent supports Cadence’s Intelligent System Design™ strategy, servicing the computational fluid dynamics (“CFD”) market segment as part of System Design and Analysis. The aggregate cash consideration for Cadence’s acquisition of NUMECA, net of cash acquired of $9.6 million, was $188.6 million. Cadence expects to recognize expense for consideration paid to certain former NUMECA shareholders that is subject to service and other conditions, through the first quarter of fiscal 2023.
The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates as follows:

Acquisition Date Fair Value
(In thousands)
Current assets	$16,423
Goodwill	132,693
Acquired intangibles	72,200
Other long-term assets	6,928
Total assets acquired	228,244
Current liabilities	9,951
Long-term liabilities	20,091
Total liabilities assumed	30,042
Total purchase consideration	$198,202
During the three months ended October 2, 2021, Cadence finalized certain estimates impacting total purchase consideration for NUMECA and recorded the resulting measurement period adjustment which decreased goodwill by $0.6 million. Cadence will continue to evaluate certain estimates and assumptions related to tax liabilities assumed from NUMECA during the remainder of the measurement period (up to one year from the acquisition date). The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies from combining operations of NUMECA with Cadence. Cadence expects all of the goodwill related to the acquisition of NUMECA to be deductible for tax purposes.
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
Definite-lived intangible assets acquired with Cadence’s fiscal 2021 acquisitions were as follows:

	Acquisition Date Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$55,400	14.2 years
Agreements and relationships	28,900	13.7 years
Tradenames, trademarks and patents	4,600	14.3 years
Total acquired intangibles with definite lives	$88,900	14.1 years
Cadence has not presented pro forma financial information for its fiscal 2021 acquisitions because the results of operations for the acquired businesses are not material to Cadence’s condensed consolidated financial statements. During the three and nine months ended October 2, 2021, and the three and nine months ended September 26, 2020, transaction costs associated with acquisitions were not material and were expensed as incurred.

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended October 2, 2021 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2021	$782,087
Goodwill resulting from acquisitions	150,021
Measurement period adjustments	(633)
Effect of foreign currency translation	(5,526)
Balance as of October 2, 2021	$925,949
Measurement period adjustments are the result of new information obtained about assets or liabilities that existed as of the acquisition date and, if known, would have resulted in changes to the initial recognition of those assets or liabilities as of that date. During the three months ended October 2, 2021, Cadence finalized certain estimates impacting total purchase consideration for its acquisition of NUMECA and recorded the resulting measurement period adjustment which decreased goodwill.
Acquired Intangibles, Net
Acquired intangibles as of October 2, 2021 were as follows, excluding intangibles that were fully amortized as of January 2, 2021:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$402,640	$(242,829)	$159,811
Agreements and relationships	205,454	(125,436)	80,018
Tradenames, trademarks and patents	10,741	(2,942)	7,799
Total acquired intangibles with definite lives	$618,835	$(371,207)	$247,628
Acquired intangibles as of January 2, 2021 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$370,838	$(230,654)	$140,184
Agreements and relationships	180,023	(113,629)	66,394
Tradenames, trademarks and patents	10,590	(6,578)	4,012
Total acquired intangibles with definite lives	$561,451	$(350,861)	$210,590
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three and nine months ended October 2, 2021 and September 26, 2020 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)
Cost of product and maintenance	$11,774	$11,447	$35,774	$33,791
Amortization of acquired intangibles	5,000	4,438	14,661	13,234
Total amortization of acquired intangibles	$16,774	$15,885	$50,435	$47,025

As of October 2, 2021, the estimated amortization expense for acquired intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2021 - remaining period	$16,724
2022	50,022
2023	34,492
2024	32,732
2025	22,092
2026	17,087
Thereafter	74,479
Total estimated amortization expense	$247,628

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended October 2, 2021 and September 26, 2020 as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)
Cost of product and maintenance	$885	$668	$2,601	$2,042
Cost of services	1,158	850	3,177	2,599
Marketing and sales	10,784	9,699	32,284	29,826
Research and development	32,957	28,652	97,101	87,688
General and administrative	6,962	5,465	20,697	16,568
Total stock-based compensation expense	$52,746	$45,334	$155,860	$138,723
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $375.0 million as of October 2, 2021, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.1 years.
NOTE 8. STOCK REPURCHASE PROGRAM
As of the end of the second quarter of fiscal 2021, approximately $346 million remained available under Cadence’s previously announced authorization to repurchase shares of Cadence common stock. In August 2021, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of October 2, 2021, approximately $1.2 billion of the share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)
Shares repurchased	723	717	3,766	3,124
Total cost of repurchased shares	$110,011	$75,011	$502,301	$250,047

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
The following table presents activity for Cadence’s restructuring plans during the nine months ended October 2, 2021:

	Severance and Benefits	Facilities	Total
	(In thousands)
Balance, January 2, 2021	$7,321	$1,372	$8,693
Restructuring and other credits	(1,379)	411	(968)
Cash payments	(5,715)	(1,596)	(7,311)
Effect of foreign currency translation	(67)	—	(67)
Balance, October 2, 2021	$160	$187	$347
The remaining liability for Cadence’s restructuring plans is recorded in the condensed consolidated balance sheet as follows:

As of
October 2, 2021
(In thousands)
Accounts payable and accrued liabilities	$340
Other long-term liabilities	7
Total restructuring liabilities	$347
All liabilities for severance and related benefits under Cadence’s restructuring plans are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheets as of October 2, 2021. Restructuring liabilities included in other long-term liabilities represent liabilities from impacted facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
Other Termination Benefits
During the second quarter of fiscal 2021, Cadence offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge of $26.8 million for voluntary termination and post-employment benefits. These charges are included in each category of costs and expenses on Cadence’s condensed consolidated income statements. As of October 2, 2021, liabilities related to the voluntary retirement program were $21.5 million and were included in accounts payable and accrued liabilities and other long-term liabilities on Cadence’s condensed consolidated balance sheet. Cadence expects to make cash payments to settle these liabilities through fiscal 2023, including $20.5 million that is expected to be paid within the next twelve months.

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
The calculations for basic and diluted net income per share for the three and nine months ended October 2, 2021 and September 26, 2020 are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands, except per share amounts)
Net income	$176,307	$161,630	$519,376	$416,906
Weighted average common shares used to calculate basic net income per share	273,194	273,996	273,636	273,633
Stock-based awards	5,117	6,028	5,410	5,822
Weighted average common shares used to calculate diluted net income per share	278,311	280,024	279,046	279,455
Net income per share - basic	$0.65	$0.59	$1.90	$1.52
Net income per share - diluted	$0.63	$0.58	$1.86	$1.49
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended October 2, 2021 and September 26, 2020 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)
Long-term market-based awards	—	105	—	510
Options to purchase shares of common stock	331	23	267	258
Non-vested shares of restricted stock	5	21	46	75
Total potential common shares excluded	336	149	313	843

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended October 2, 2021.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of October 2, 2021 and January 2, 2021:

	Fair Value Measurements as of October 2, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$384,958	$384,958	$—	$—
Marketable equity securities	5,568	5,568	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	51,653	51,653	—	—
Total Assets	$442,179	$442,179	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$2,831	$—	$2,831	$—
Total Liabilities	$2,831	$—	$2,831	$—

	Fair Value Measurements as of January 2, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$541,386	$541,386	$—	$—
Marketable equity securities	4,452	4,452	—	—
Securities held in NQDC trust	42,769	42,769	—	—
Foreign currency exchange contracts	8,868	—	8,868	—
Total Assets	$597,475	$588,607	$8,868	$—

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
Level 3 Measurements
Cadence acquired intangible assets of $88.9 million with its acquisition of NUMECA and Pointwise during fiscal 2021. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach and level 3 inputs.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended October 2, 2021 and September 26, 2020.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and nine months ended October 2, 2021 and September 26, 2020.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of October 2, 2021 and January 2, 2021:

	As of
	October 2, 2021	January 2, 2021
	(In thousands)
Foreign currency translation loss	$(20,748)	$(11,130)
Changes in defined benefit plan liabilities	(6,815)	(6,295)
Total accumulated other comprehensive loss	$(27,563)	$(17,425)
For the three and nine months ended October 2, 2021 and September 26, 2020 there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified from accumulated other comprehensive loss to net income.
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

The following table presents a summary of revenue by geography for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In thousands)
Americas:
United States	$331,463	$269,057	$970,925	$794,545
Other Americas	11,487	10,956	31,353	29,913
Total Americas	342,950	280,013	1,002,278	824,458
Asia:
China	98,325	114,160	287,357	275,191
Other Asia	136,272	123,188	404,509	354,063
Total Asia	234,597	237,348	691,866	629,254
Europe, Middle East and Africa	129,606	107,913	384,341	340,173
Japan	43,742	41,333	136,723	129,097
Total	$750,895	$666,607	$2,215,208	$1,922,982
The following table presents a summary of long-lived assets by geography as of October 2, 2021 and January 2, 2021:

	As of
	October 2, 2021	January 2, 2021
	(In thousands)
Americas:
United States	$239,200	$248,292
Other Americas	616	753
Total Americas	239,816	249,045
Asia:
China	15,601	16,416
Other Asia	31,159	28,668
Total Asia	46,760	45,084
Europe, Middle East and Africa	16,245	16,304
Japan	492	692
Total	$303,313	$311,125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2021. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding the impact on our business of the COVID-19 pandemic and related public health measures or mandates, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Risk Factors,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
During the first three quarters of fiscal 2021, we continued to execute our Intelligent System Design™ strategy with our announcement of the next generation of hardware-software products in our Functional Verification product category, which consists of the integrated Palladium Z2 emulation and Protium X2 prototyping systems, to accelerate hardware debug and software validation. We also completed our acquisitions of Belgium-based NUMECA, a leader in computational fluid dynamics (“CFD”), and Pointwise Inc, a leading provider of CFD Meshing technology. The addition of these technologies and talent broadens our System Design and Analysis portfolio and expertise. We expect these acquisitions will increase expenses, including amortization of acquired intangible assets, more than revenue during fiscal 2021.
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

During the second quarter of fiscal 2021, we offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge for voluntary termination and post-employment benefits of $26.8 million, which increased costs and expenses during the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020. As of October 2, 2021, liabilities related to the voluntary retirement program were $21.5 million and were included in accounts payable and accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet. We expect to make cash payments to settle these liabilities through fiscal 2023, including $20.5 million that is expected to be paid in the next twelve months.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The effects of the ongoing global pandemic have been widespread and have resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the distribution, acceptance and effectiveness of vaccines. Our efforts to comply with these containment measures have impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of October 25, 2021. However, we have begun a limited pilot program for employees to begin voluntarily returning to work in certain jurisdictions with lower rates of new COVID-19 cases.
Since its inception, the COVID-19 pandemic has caused some volatility in our usual delivery timing for our hardware and IP products to certain customers. Many of our customers’ employees are working remotely, and, in some cases, we have experienced delivery lead times that are longer than normal because of delays in getting access to customer sites to complete our deliveries. In other cases, the amount of our hardware and IP products that we have been able to deliver has been greater than we originally anticipated at the beginning of the respective period. Despite the challenges the COVID-19 pandemic has posed to our operations, it did not have material adverse impact on our results of operations, financial condition, liquidity or cash flows during the first three quarters of fiscal 2021. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. See Part II, Item 1A, “Risk Factors” for additional information on the impact of COVID-19 on our business.
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
Results of Operations
Financial results for the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, reflect the following:
•revenue growth that exceeded the growth of our costs and expenses;
•increased product and maintenance revenue, primarily from growth in our software and hardware product offerings;
•continued investment in research and development activities focused on expanding and enhancing our product portfolio;
•higher selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements; and
•higher provision for income taxes due to a non-cash tax benefit resulting from the release of valuation allowance during the third quarter of fiscal 2020.

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
The remainder of our revenue is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue and fluctuations in revenue within our geographies are impacted by delivery of hardware and IP products to our customers in any single fiscal period.
Revenue by Period
The following table shows our revenue for the three months ended October 2, 2021 and September 26, 2020 and the change in revenue between periods:

	Three Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$706.2	$630.3	$75.9	12%
Services	44.7	36.3	8.4	23%
Total revenue	$750.9	$666.6	$84.3	13%
The following table shows our revenue for the nine months ended October 2, 2021 and September 26, 2020 and the change in revenue between periods:

	Nine Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$2,093.1	$1,813.4	$279.7	15%
Services	122.1	109.6	12.5	11%
Total revenue	$2,215.2	$1,923.0	$292.2	15%
Product and maintenance revenue increased during the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, primarily because of increased investments by our customers in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and nine months ended October 2, 2021 or September 26, 2020.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	October 2, 2021	July 3, 2021	April 3, 2021	January 2, 2021*	September 26, 2020
Custom IC Design and Simulation	23%	23%	23%	26%	24%
Digital IC Design and Signoff	29%	28%	27%	31%	27%
Functional Verification, including Emulation and Prototyping Hardware	23%	25%	26%	19%	23%
IP	14%	13%	14%	13%	15%
System Design and Analysis	11%	11%	10%	11%	11%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
United States	$331.5	$269.1	$62.4	23%
Other Americas	11.5	10.9	0.6	6%
China	98.3	114.2	(15.9)	(14)%
Other Asia	136.3	123.2	13.1	11%
Europe, Middle East and Africa	129.6	107.9	21.7	20%
Japan	43.7	41.3	2.4	6%
Total revenue	$750.9	$666.6	$84.3	13%
Total revenue increased during the three months ended October 2, 2021, as compared to the three months ended September 26, 2020, primarily due to increased revenue from our software offerings in all geographies. Increased revenue from hardware product offerings in the United States during the three months ended October 2, 2021, as compared to the three months ended September 26, 2020 also contributed to the increase in total revenue. The decrease in revenue in China during the three months ended October 2, 2021, as compared to the three months ended September 26, 2020, was primarily due to decreased revenue from hardware and IP offerings.

	Nine Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
United States	$970.9	$794.5	$176.4	22%
Other Americas	31.4	29.9	1.5	5%
China	287.4	275.2	12.2	4%
Other Asia	404.5	354.1	50.4	14%
Europe, Middle East and Africa	384.3	340.2	44.1	13%
Japan	136.7	129.1	7.6	6%
Total revenue	$2,215.2	$1,923.0	$292.2	15%
Total revenue increased during the nine months ended October 2, 2021, as compared to the nine months ended September 26, 2020, primarily due to increased revenue from our software offerings in all geographies. Increased revenue from hardware product offerings in the United States and Other Asia during the nine months ended October 2, 2021, as compared to the nine months ended September 26, 2020 also contributed to the increase in total revenue.
Since the second quarter of fiscal 2019, we have not been able to deliver maintenance or support for certain customers in China due to the U.S. Department of Commerce’s designation of these customers to the “Entity List.” We expect these restrictions and new or expanded trade restrictions to continue to impact revenue from certain customers in China.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
United States	44%	40%	44%	41%
Other Americas	2%	2%	2%	2%
China	13%	17%	13%	14%
Other Asia	18%	19%	18%	18%
Europe, Middle East and Africa	17%	16%	17%	18%
Japan	6%	6%	6%	7%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$54.2	$64.8	$(10.6)	(16)%
Cost of services	22.4	17.5	4.9	28%

	Nine Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$174.9	$175.9	$(1.0)	(1)%
Cost of services	62.4	56.0	6.4	11%

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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$42.4	$53.4	$(11.0)	(21)%
Amortization of acquired intangibles	11.8	11.4	0.4	4%
Total cost of product and maintenance	$54.2	$64.8	$(10.6)	(16)%

	Nine Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$139.1	$142.1	$(3.0)	(2)%
Amortization of acquired intangibles	35.8	33.8	2.0	6%
Total cost of product and maintenance	$174.9	$175.9	$(1.0)	(1)%
The changes in product and maintenance-related costs for the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Emulation and prototyping hardware costs	$(12.8)	$(6.1)
Salary, benefits and other employee-related costs	1.5	3.0
Other items	0.3	0.1
Total change in product and maintenance-related costs	$(11.0)	$(3.0)
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. Emulation and prototyping hardware costs decreased during the three months ended October 2, 2021, as compared to the three months ended September 26, 2020, primarily due to the mix of products generating revenue.
The decrease in emulation and prototyping hardware costs during the nine months ended October 2, 2021, as compared to the nine months ended September 26, 2020, was primarily due to the mix of products generating revenue and decreased reserves on inventory resulting from the transition to the next generation of our hardware products.
Amortization of acquired intangibles included in cost of product and maintenance increased during the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, primarily due to technology-related intangible assets acquired with our acquisitions of NUMECA and Pointwise during the first half of fiscal 2021 and in-process technology being placed into service during the second quarter of fiscal 2020. This increase was partially offset by certain technology-related intangible assets becoming fully amortized during the three and nine months ended October 2, 2021 and during fiscal 2020.

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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, our annual merit cycle, stock-based compensation, restructuring and other employment separation activities (such as the voluntary retirement program), foreign exchange rate movements, and the impact of our variable compensation programs that are driven by operating results.
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
Our operating expenses for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Three Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$143.4	$123.7	$19.7	16%
Research and development	289.1	250.9	38.2	15%
General and administrative	43.0	35.9	7.1	20%
Total operating expenses	$475.5	$410.5	$65.0	16%

	Nine Months Ended		Change
	October 2, 2021	September 26, 2020	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$412.2	$370.0	$42.2	11%
Research and development	845.3	743.4	101.9	14%
General and administrative	123.3	105.2	18.1	17%
Total operating expenses	$1,380.8	$1,218.6	$162.2	13%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Marketing and sales	19%	19%	19%	19%
Research and development	39%	38%	38%	39%
General and administrative	6%	5%	6%	5%
Total operating expenses	64%	62%	63%	63%

Marketing and Sales
The increase in marketing and sales expense for the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$16.1	$34.5
Voluntary retirement program	—	6.7
Stock-based compensation	1.1	2.5
Professional services	1.0	2.1
Home office-related expenses	—	(2.0)
Marketing programs and events	(0.3)	(2.4)
Other items	1.8	0.8
Total change in marketing and sales expense	$19.7	$42.2
During the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, salary, benefits and other employee-related costs included in marketing and sales expense increased due primarily to additional headcount from hiring and acquisitions and increased variable compensation. This increase was partially offset by reduced costs for marketing programs and events and reduced home office-related expenses associated with the COVID-19 pandemic. We expect marketing and sales expense to increase during the remainder of fiscal 2021, as compared to fiscal 2020, due to increased employee-related costs attributed to additional headcount from hiring and acquisitions.
Research and Development
The increase in research and development expense for the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$28.4	$76.1
Voluntary retirement program	—	14.7
Facilities and other infrastructure costs	6.2	10.8
Stock-based compensation	4.3	9.4
Professional services	0.4	1.9
Product development costs	(1.1)	(4.5)
Home office-related expenses	—	(5.3)
Other items	—	(1.2)
Total change in research and development expense	$38.2	$101.9
During the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, salary, benefits and other employee-related costs included in research and development expense increased due primarily to additional headcount from hiring and acquisitions. We expect research and development expense to increase during the remainder of fiscal 2021, as compared to fiscal 2020, due to increased employee-related costs attributed to additional headcount from hiring and acquisitions.

General and Administrative
The increase in general and administrative expense for the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$2.6	$6.4
Stock-based compensation	1.5	4.1
University endowment	3.0	3.0
Voluntary retirement program	—	2.2
Other items	—	2.4
Total change in general and administrative expense	$7.1	$18.1
During the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, salary, benefits and other employee-related costs included in general and administrative expense increased due to increased headcount.
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
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and nine months ended October 2, 2021, and the three and nine months ended September 26, 2020 was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating margin	26%	25%	26%	24%
Operating margin increased during the three and nine months ended October 2, 2021, and the three and nine months ended September 26, 2020, because revenue growth exceeded the growth of our costs and expenses. Our operating margin in any given period may be affected by recent acquisitions having a greater impact on expenses than revenue and incremental costs associated with new and existing employees.
Interest Expense

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	(In millions)
Contractual interest expense:
2024 Notes	3.8	3.8	11.4	11.4
Revolving credit facility	0.2	1.3	0.5	3.8
Amortization of debt discount:
2024 Notes	0.2	0.2	0.6	0.7
Other	—	—	0.2	—
Total interest expense	$4.2	$5.3	$12.7	$15.9

Interest expense decreased during the three and nine months ended October 2, 2021, as compared to the three and nine months ended September 26, 2020, due to borrowings of $350 million under our previous revolving credit facility during the first quarter of fiscal 2020. All outstanding borrowings under the prior revolving credit facility were repaid in the fourth quarter of fiscal 2020. For an additional description of our debt arrangements, see Note 2 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
			(In millions, except percentages)
Provision for income taxes	$12.4	$4.1	$55.0	$29.7
Effective tax rate	6.6%	2.5%	9.6%	6.6%
Our provision for income taxes for the three and nine months ended October 2, 2021 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2021 income, partially offset by the tax benefit of $13.7 million for the three and nine months ended October 2, 2021, related to an increase in our foreign-derived intangible income, and the tax benefits of $14.3 million and $59.1 million for the three and nine months ended October 2, 2021, respectively, related to stock-based compensation that vested or was exercised during the period.
Our provision for income taxes for the three and nine months ended September 26, 2020 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2020 income, partially offset by the tax benefit of $19.0 million for the three and nine months ended September 26, 2020, related to the partial release of the valuation allowance on our California research and development tax credit deferred tax assets, and the tax benefits of $19.3 million and $49.0 million for the three and nine months ended September 26, 2020, respectively, related to stock-based compensation that vested or was exercised during the period.
Our future effective tax rates may be materially impacted by changes in tax laws, tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, and changes in valuation allowance. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2021 effective tax rate will be approximately 12%. We expect that our quarterly effective tax rates will vary from our fiscal 2021 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part II, Item 1A, “Risk Factors.”
Liquidity and Capital Resources

	As of
	October 2, 2021	January 2, 2021	Change
	(In millions)
Cash and cash equivalents	$1,013.8	$928.4	$85.4
Net working capital	635.8	681.8	(46.0)
Cash and Cash Equivalents
As of October 2, 2021, our principal sources of liquidity consisted of $1,013.8 million of cash and cash equivalents as compared to $928.4 million as of January 2, 2021.
Our primary sources of cash and cash equivalents during the nine months ended October 2, 2021 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.

Our primary uses of cash and cash equivalents during the nine months ended October 2, 2021 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, cash paid in business combinations, payment of taxes on vesting of restricted stock held by employees, and purchases of property, plant and equipment.
Approximately 64% of our cash and cash equivalents were held by our foreign subsidiaries as of October 2, 2021. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The decrease in our net working capital as of October 2, 2021, as compared to January 2, 2021, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Nine Months Ended
	October 2, 2021	September 26, 2020	Change
	(In millions)
Cash provided by operating activities	$885.1	$769.4	$115.7
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the nine months ended October 2, 2021, as compared to the nine months ended September 26, 2020, was primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Nine Months Ended
	October 2, 2021	September 26, 2020	Change
	(In millions)
Cash used for investing activities	$(269.9)	$(261.3)	$(8.6)
Cash used for investing activities increased during the nine months ended October 2, 2021, as compared to the nine months ended September 26, 2020, primarily due to an increase in payments for business combinations, partially offset by a decrease in purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Nine Months Ended
	October 2, 2021	September 26, 2020	Change
	(In millions)
Cash provided by (used for) financing activities	$(528.1)	$85.9	$(614.0)
Cash flows from financing activities decreased during the nine months ended October 2, 2021, as compared to the nine months ended September 26, 2020, primarily due to a decrease in borrowings under our revolving credit facility and increased payments for repurchases of our common stock and employee taxes on vesting of restricted stock.

Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In August 2021, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of October 2, 2021, approximately $1.2 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
On June 30, 2021, we terminated our then-existing revolving credit facility, dated January 30, 2017, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. As of October 2, 2021, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of October 2, 2021, we were in compliance with all covenants associated with the 2024 Notes.
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
The following table provides information about our foreign currency forward exchange contracts as of October 2, 2021. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2021.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$151.0	0.85
British pound	116.1	0.73
Israeli shekel	71.0	3.22
Japanese yen	43.5	109.82
Chinese renminbi	43.3	6.51
Indian rupee	22.8	74.81
Swedish krona	22.3	8.70
Taiwan dollar	18.5	27.73
Canadian dollar	13.0	1.26
Other	8.4	N/A
Total	$509.9
Estimated fair value	$(2.8)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of October 2, 2021.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of October 2, 2021, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 2 in the notes to condensed consolidated financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2021.
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
Based on their evaluation as of October 2, 2021, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the distribution, acceptance and effectiveness of vaccines and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of October 25, 2021. However, we have begun a limited pilot program for employees to begin voluntarily returning to work in certain jurisdictions with lower rates of new COVID-19 cases.
The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. In addition, we have experienced, and may continue to experience, some volatility in our hardware product delivery times due to delays in obtaining access to customer sites. Moreover, access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may in the future be disrupted due to local conditions.
More generally, the impact of the pandemic may increase the possibility of an extended global economic downturn, high inflation and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and local conditions improve. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19 and, in fact, have received and may continue to receive, requests from our customers to delay their payments to us, while we continue to provide services to these customers. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue was approximately 56% during the nine months ended October 2, 2021 and 59% for the nine months ended September 26, 2020. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the rate of exchange between the U.S. dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition. For example, if we price our products and services in a foreign currency, we receive fewer U.S. dollars when this currency declines in value relative to the U.S. dollar. If we price our products and services in U.S. dollars, the decrease in value of a local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in this currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Approximately 33% of our total costs and expenses are transacted in foreign currencies. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.

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
•variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other foreign currencies; and
•public health emergencies, such as the ongoing COVID-19 pandemic and the subsequent public health measures, including restrictions on travel between jurisdictions in which we and our customers and suppliers operate.
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
We have significant operations outside the United States. As of October 2, 2021, approximately 64% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents, future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our reliance on single or a limited number of suppliers and contract manufacturers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products could result in product delivery problems and delays and reduced control over contractual terms and quality. Though we prefer to have multiple sources to procure certain key components, in some cases it is not practical or feasible to do so. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply or manufacturing disruption, including delay in delivery of components by our suppliers or products by our manufacturers, or the bankruptcy, shutdown or upstream supply chain issues of our suppliers or manufacturers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results. For example, the global semiconductor shortage in 2021 has and may continue to negatively impact multiple segments of the semiconductor industry, including our customers.

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
The current U.S. presidential administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, that, if enacted, would increase our tax liability. In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an agreement among 136 countries, including Ireland and Hungary, to adopt new rules to provide greater taxing rights to jurisdictions where customers or users are located and the introduction of a corporate global minimum tax rate of 15% with a target effective date of fiscal 2023. Furthermore, many countries have enacted or proposed new laws to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
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
As of October 2, 2021, we had total outstanding indebtedness of $347.4 million. We also have the ability to borrow an additional $700.0 million under our revolving credit facility, with the right to request increased capacity up to an additional $350.0 million, subject to the receipt of lender commitments, for a total up to $1.05 billion. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of the end of the second quarter of fiscal 2021, approximately $346 million remained available under the previously announced authorization to repurchase shares of our common stock. In August 2021, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of October 2, 2021, approximately $1.2 billion of the share repurchase authorization remained available to repurchase shares of our common stock.

The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended October 2, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 4, 2021 - August 7, 2021	293,693	$134.68	280,180	$1,309
August 8, 2021 - September 4, 2021	366,471	$159.85	232,284	$1,271
September 5, 2021 - October 2, 2021	228,037	$162.98	210,806	$1,236
Total	888,201	$152.82	723,270
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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 25, 2021	By:	/s/ Lip-Bu Tan
Lip-Bu Tan
Chief Executive Officer and Director

DATE:	October 25, 2021	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer