Form 10-K
period 2022-01-01
CADENCE DESIGN SYSTEMS INC
filed 2022-02-22
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 3, 2021 was approximately $38,179,000,000.
On February 5, 2022, approximately 277,336,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 1, 2022

PART I.

Item 1. Business
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding the impact on our business of the COVID-19 pandemic and related public health measures or mandates, and other and statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
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
Overview
Cadence is a leader in electronic system design, building upon more than 30 years of computational software expertise. We apply our underlying Intelligent System Design™ strategy to deliver computational software, hardware and IP that turn design concepts into reality. Our customers include some of the world’s most innovative companies that deliver extraordinary electronic products from chips to boards to systems for dynamic market applications.
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
Our electronic systems customers deliver entire devices, such as smartphones, laptop computers, gaming systems, automobiles and autonomous driving systems, servers, cloud data center infrastructure, artificial intelligence (“AI”) systems, aerospace and defense, medical equipment and networking products. These systems companies internally develop, or externally purchase, the sub-components for their products, including printed circuit boards (“PCBs”), which interconnect all the hardware components, ICs, which are often referred to as computer chips, and software at various levels which runs on the hardware. Our semiconductor customers deliver ICs, which include subcategories such as processors, SoCs, AI, memory, analog and other types of chips.
We offer software, hardware, services and reusable IC design blocks, which are commonly referred to as intellectual property (“IP”). Our semiconductor customers use our offerings to design, configure, analyze and verify ICs. Additionally, customers license our IP, which accelerates their product development processes by providing pre-designed and verified circuit blocks for their ICs. Systems customers use our offerings to design, simulate, and verify the electro-thermal and physical functionality of their ICs, PCBs, and systems products.
Our strategy, which we call Intelligent System Design, is to provide the computational software technologies necessary for our electronic system and semiconductor customers to develop products across a variety of vertical markets including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare. We address the challenges posed by the needs and trends of electronic systems companies as well as semiconductor companies delivering greater portions of these systems.
The development of electronic products, or their sub-components, is complex and requires many engineers using our solutions with specialized knowledge and skill. The rate of technical innovation in electronics is swift, long driven by a concept known as Moore’s Law, which more than 50 years ago predicted that the complexity of ICs would double approximately every 24 months. In order to make our customers successful, our products must handle this exponential growth rate in complexity, without requiring a corresponding increase in our customers’ costs. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA to enable computational software for Intelligent System Design across three layers as illustrated below—starting with IC and SoC design excellence, followed by system innovation, and then pervasive intelligence.

Cadence Intelligent System Design Strategy

Enabling end-to-end systems from devices to the cloud

Consumer
Hyperscale
Mobile
5G
Communications
Automotive
Aero / Defense
Industrial
Healthcare
PERVASIVE INTELLIGENCE
SYSTEM INNOVATION
DESIGN EXCELLENCE
• Machine learning technology
• Artificial intelligence enablement
• Multi-level, Multiphysics, and computational fluid dynamics analysis platforms
• 3D-IC, high-speed radio frequency design and analysis platforms
• System and embedded software partnerships
• Custom IC design and simulation platforms
• Digital IC design and signoff platforms
• Functional verification platform
• Enterprise intellectual property
Cloud Enabled — Partnerships with Ecosystem Leaders

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
Recent Acquisitions
During fiscal 2021, we continued to execute our Intelligent System Design strategy and expanded our product offerings and solutions into computational fluid dynamics (“CFD”) with our acquisitions of Belgium-based NUMECA International, a leader in CFD technology, and Pointwise, Inc, a leading provider of CFD meshing technology. The addition of these technologies and talent broadens our System Design and Analysis portfolio and expertise.
Chief Executive Officer Transition
On December 15, 2021, Anirudh Devgan assumed the role of President and Chief Executive Officer of Cadence, replacing Lip-Bu Tan. Prior to his role as Chief Executive Officer, Dr. Devgan served as President of Cadence. Concurrently, Mr. Tan transitioned to the role of Executive Chair.

Business Drivers
Our products and services enable our customers to design complex and innovative electronic products that are accelerated by the growing digital transformation. Demand for our technology and expertise is driven by increasing complexity and our customers’ investment in new designs and products. The most promising new opportunities for us involve enabling the design of electronic systems for consumers, including augmented reality (“AR”), virtual reality (“VR”), and industrial internet of things (“IIoT”), hyperscale computing (including data center infrastructure), AI, edge computing, mobile, communications (including 5G networks), automotive, aerospace and defense, and industrial and healthcare subsystems. Large and existing electronics categories, such as data center infrastructure, mobile, smartphones and networking products continue to provide business opportunities for us as customers initiate new design projects.
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
Another driver for our business is the differentiation, capabilities and benefits provided to our customers by our products. With the rapid pace of innovation comes the opportunity for our products to address growing key challenges associated with electronic product creation, such as power consumption, performance, chip area and cost. Our products and services have unique attributes that our customers value. In general, these attributes can be grouped into broader categories such as quality of results (“QoR”) (in terms of power consumption, performance and chip area), engineering productivity, tool performance, manufacturing, reliability, and faster time to market. Many of these attributes contribute to the sustainability of our planet by enabling our customers to create innovative products that optimize power, space and energy needs. We are applying machine learning or computational software techniques within our products to enhance QoR, productivity, performance, manufacturing, reliability and methodology.
Products and Product Strategy
Our Intelligent System Design strategy enables our customers to address a broad range of challenges that arise as they develop electronic products. Our solutions are categorized according to the role they play in the electronic product design process. We group our products into categories related to major design activities, including Custom IC Design and Simulation, Digital IC Design and Signoff, Functional Verification, IP, and System Design and Analysis.
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
Digital IC Design and Signoff
Our digital IC design and signoff solutions are used to create logical representations of a digital circuit or an IC that can be verified for correctness prior to implementation (please refer to the discussion under “Functional Verification” below). Once the logic is verified, the design representation is implemented, or converted to a format ready for silicon manufacturing, using additional software tools within this category. The manufacturing representation is also analyzed and verified. Our digital IC design and signoff technology suite provides a full flow to achieve power, performance and area (“PPA”) design targets, and includes three major categories: logic design, physical implementation and signoff.
Our logic design offering is comprised of logic synthesis, test and equivalence checking capabilities and is typically used by customers to create and verify designs in conjunction with our functional verification capabilities. The offering includes the Genus™ Synthesis Solution, a logic synthesis offering that provides fast throughput while also offering high quality results, and the Joules™ RTL Power Solution, which delivers fast power analysis while preserving near-signoff accuracy. We also offer the Modus software solution, which reduces SoC design-for-test time.
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

Our signoff offering is comprised of tools used to sign off the design as ready for manufacture by a semiconductor foundry, which provides certification for this step. This offering includes the Tempus™ Timing Signoff Solution, Voltus™ Power Integrity Solution, Quantus™ Extraction Solution and Pegasus™ Physical Verification System. Our design-for-manufacturing products are also included in our signoff offering and are used by customers to address manufacturing and yield issues as early in the product development process as possible.
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
Our Verification Suite™ includes four primary verification engines, starting with the JasperGold® Formal Verification Platform and Xcelium™ Parallel Logic Simulation Platform, which are used in the early stages of design verification, often at the IP and subsystem level. Once the design is more mature, with early formal and simulation verification tasks performed, verification engineers deploy our Palladium® Enterprise Emulation Platform and Protium™ FPGA-Based Prototyping Platforms for more comprehensive chip verification, often running low-level embedded software on top of a model of the chip, to provide for proper functionality before silicon manufacturing.
These engines are used for early bug detection, verification of block-level functionality, verification acceleration and emulation of system-level functionality, system-level power exploration, analysis and optimization, and system-level prototyping for hardware/software co-verification. Our Palladium platform provides high throughput, capacity, data center reliability and workgroup productivity to enable global design teams to develop advanced hardware-software systems. The Protium platform leverages a common front end with the Palladium environment to move designs rapidly from emulation to the prototyping stage, allowing for software development to start weeks to months earlier than otherwise possible.
These engines are also supported by other verification tools that provide an environment that allows for effective verification throughput and management, including verification planning and metric tracking, testbench automation, debugging and software-driven tests, enabling our customers to coordinate verification activities across multiple verification engines, teams and locations for effective verification closure.
IP
Our IP offerings consist of pre-verified, customizable functional blocks, which customers integrate into their ICs to accelerate the development process and to reduce the risk of errors in the design process. We offer many types of IP, including Tensilica® configurable digital signal processors (“DSPs”), vertically targeted subsystems for AI, audio/voice, baseband and vision/imaging applications, controllers and physical interfaces for standard protocols and analog IP. Our design IP portfolio also includes solutions for high speed SerDes, PCI, USB and many other standards.
We also offer a broad range of Verification IP (“VIP”) with memory models, which model the expected behavior of many industry standard protocols when used with verification solutions and are complementary to our design IP offerings. Our VIP and accelerated VIP are used with our full suite of functional verification engines to emulate and model the expected behavior and interaction of standard industry system interface protocols including DDR, USB, and PCI Express® in silicon. Our customers also use our System VIP offerings to perform full system-level chip verification.
System Design and Analysis
Our system design and analysis offerings are used by our customers to develop PCBs and advanced IC packages and to analyze electromagnetic, electro-thermal and other multi-physics effects.
The capabilities in the Allegro® System Design Platform include PCB authoring and implementation, IC package and system-in-package design, signal and power integrity analysis, and PCB library design management and collaboration. The need for compact, high-performance mobile, consumer and automotive design with advanced serial interconnect is driving the technology evolution for our PCB offerings. For mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings that is primarily marketed worldwide through a network of resellers.
The speed and close proximity of signals on silicon, through packages to boards, and through connectors and cables, exposes these communications to various kinds of interference, generates heat and emits electromagnetic radiation. Careful analysis is required for these systems to work as designed under a wide range of operating conditions and within compliance of standards and laws. The complexity of these devices and signal transmissions requires analysis and simulation throughout the product lifecycle to meet these objectives. Our Clarity™ 3D Solver for electromagnetic and power electronics analysis and simulation, as well as our Celsius™ Thermal Solver, provide the foundation for multi-physics analysis technology, with complete electrical-thermal co-simulation for electronic systems from ICs to physical enclosures.
The addition of our CFD solution expands our ability to meet the growing design challenges of electronic and systems companies. Our CFD solution enables our customers to extend their multi-physics analysis workflows to address simulation and analysis challenges for applications such as aerodynamics, hydrodynamics, propulsion, heat transfer, and combustion.

Product Arrangements
We primarily license our software using time-based licenses. Our time-based license arrangements offer customers the right to access and use all of the products delivered at the outset of an arrangement and updates throughout the entire term of the arrangement, which is generally two to three years, with no rights to return. Our updates provide for continued access to our evolving technology as our customers’ designs migrate to more advanced nodes. In addition, certain time-based license arrangements include the right for the customer to remix among the products delivered at the outset of the arrangement and use unspecified additional products that become commercially available during the term of the arrangement.
A small portion of our software is licensed under perpetual licenses, which does not include the right to use new technology. Payment terms for time-based licenses generally provide for payments to be made over the license period, and payment terms for perpetual licenses generally are net 30 days.
The Cadence Cloud portfolio, consisting of Cadence-managed and customer-managed environments for electronic product developers using the scalability of the cloud, continues to expand, with additional cloud-ready products added or under development in fiscal 2021. Contractual arrangements with customers for both environments are time-based, similar to the on-premises software license arrangements described above, and may also include usage-based terms.
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
Our Learning and Support System gives customers easy access to extensive online training and webinar offerings to support the increase in the number of our customers’ employees working from home.
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
We offer engineering services to collaborate with our customers in the design of complex ICs and the implementation of key design capabilities, including low power design, IC packaging and board design, functional verification, digital implementation, analog/mixed-signal design and system-level design. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, hyperscale computing, 5G communications, mobile automotive, aerospace and defense, industrial and healthcare verticals. These ICs range from digital SoCs and analog and RF designs to complex mixed-signal ICs.
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

We also have a strategic partnership with Green Hills Software, an industry leader in embedded safety and security software solutions.
Product and Maintenance and Services Revenue
Revenue, and revenue as a percentage of total revenue, from our product and maintenance and services offerings for the last three fiscal years were as follows:

	2021		2020		2019
	(In millions, except percentages)
Product and maintenance	$2,813	94%	$2,537	95%	$2,204	94%
Services	175	6%	146	5%	132	6%
Total revenue	$2,988		$2,683		$2,336
In any fiscal year, we expect between 85% and 90% of our annual revenue to be characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements that include non-cancellable commitments from customers.
The remainder of our revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue and fluctuations in revenue within our geographies are impacted by delivery of hardware and IP products to our customers in any single fiscal period.
For additional information and analysis on our revenue, including revenue by geography, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2021 results of operations and our financial position as of January 1, 2022, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. We have elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $4.4 billion as of January 1, 2022, which included $119.5 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of January 1, 2022, we expected to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, as revenue over the next 12 months and the remainder thereafter.
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
Research and Development
Our future performance depends on our ability to innovate, commercialize newly developed solutions and enhance and maintain our current products. The primary areas of our R&D align with our product categories discussed above. We must continuously adapt our products to solve new or increased physics challenges that arise with each successive process node and address the increase in complexity that is introduced by the resulting much larger designs. We must also keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect to continue to invest in R&D.
Hardware Manufacturing and Software Distribution
Our emulation and prototyping hardware, including all individual PCBs, custom ICs and FPGA-based prototyping components, is manufactured, assembled and tested by subcontractors before delivery to our customers. Software and documentation are primarily distributed to customers by secure electronic delivery.

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
Governmental Regulations
We are subject to a variety of federal, state, local and foreign laws and regulations relating to our business and operations. These include, but are not limited to, laws and regulations related to import and export controls, anti-corruption, competition, data privacy, and employment. For example, we are subject to the regulations of the United States and certain other jurisdictions in selling or shipping our products and technology outside the United States and to foreign nationals, including tariffs, trade protection measures, import or export licensing requirements, sanctions and other trade regulations, such as the U.S. Export Administration Regulations including “Entity List” restrictions imposed by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“DOC”). Import/export regulations limiting or banning sales into certain countries or to certain companies have impacted our ability to transact business in certain countries and with certain customers. Future export regulations may also impact our ability to transact business with certain customers and in certain countries and may restrict certain non-U.S. person employees from performing their duties at Cadence without first obtaining appropriate authorization if their duties involve an export, reexport, or transfer of export-controlled technology. In addition, as a result of our international operations, we are subject to laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws, prohibiting corrupt payments to governmental officials, as well as anti-competition regulations. We are also subject to laws and regulations governing data privacy in the U.S. and other jurisdictions, such as the General Data Protection Regulation (“GDPR”) in the European Union.
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
Human Capital Resource Management
Our future success is inextricably linked to our ability to attract, retain and develop exceptional talent globally. To facilitate talent attraction and retention, we invest in key initiatives including, but not limited to, furthering diversity, equity and inclusion, physical and mental health, and talent development. To measure engagement and collect feedback from our employees, we administer regular employee engagement surveys. Our cultural tenet is “One Team – One Cadence.” This culture-first message underpins our belief that a diverse, highly supported and engaged workforce is critical to the foundation of our business success.
Employees
Our employees represent the best and brightest in our industry, and the talent we select to be a part of our team defines our culture and success. As of January 1, 2022, we had approximately 9,300 employees. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in technical roles.
Diversity, Equity and Inclusion
We believe that workforce diversity, equity and inclusion advance high performance and innovation. We recognize that gender and racial disparities remain a challenge in the technology field, and with a high proportion of technical employees, we are deeply committed to addressing this issue and have appointed executive sponsors to drive this commitment throughout our company. Some of our key programs and initiatives aimed at addressing this issue include:
•Regular monitoring of the diversity of our current workforce and candidate pool, with an aim to identify and address areas where we can improve.

•Partnerships with organizations such as National Society of Black Engineers, Society of Hispanic Professional Engineers, Out in Tech, National GEM Consortium, and Society of Women Engineers to advance our inclusion efforts. These partnerships allow us to do more targeted recruiting, outreach and engagement with these communities.
•An Advanced Leadership Program for top women, Black and Latinx talent, which provides specialized coaching, workshops and career opportunities.
•An IMPACT mentorship program which gives women, U.S. Black and Latinx employees an opportunity to choose a meaningful mentor.
•Unconscious bias and inclusive leadership training and resources for managers.
•Inclusion groups for Black, Latinx, LGBTQ+, Veterans and women employees and allies which host networking events to foster dialogue and promote awareness.
Health, Safety and Wellness
We strive to create a safe and rewarding environment to enable our employees to develop the innovations necessary for our sustained success.
To provide for both the physical and mental health of our employees, we offer a variety of benefits that go beyond traditional health insurance. Our U.S. health and well-being benefits include fertility benefits, coverage for transgender employees undergoing medical treatment, expanded new parent leave, adoption and surrogacy benefits, financial planning and coaching services, and legal services. We also provide training and tools for stress management, time management, conflict resolution and emotional well-being.
The vast majority of our employees continued to work from home during fiscal 2021. To promote health and well-being during the challenges brought on by the COVID-19 pandemic, we provided employees with additional time off to focus on themselves and their families and provided global employee assistance programs to connect employees and their families with resources, information and counseling to address the challenges caused by the pandemic, such as increased anxiety or stress.
Compensation and Benefits
To inspire and recognize our employees, we offer competitive compensation and benefits programs. Our compensation programs link employee compensation to our business and individual performance. We also offer a semi-annual bonus program, 401(k) match, Employee Stock Purchase Plan and equity compensation. In addition, our employees are eligible to receive monetary awards from their colleagues through our peer-to-peer recognition program.
Talent Development
To help employees succeed in their current roles, pursue their passions and develop the skills necessary for advancement, we provide formal training programs and curriculums in addition to on-the-job training. Our High-Performance Culture portal provides our employees with valuable resources such as a comprehensive online Learning Management program with training and development tools on a broad range of topics and skills. We also offer tuition reimbursement opportunities to employees continuing in fields relevant to their job.
Community Outreach
We believe it is important that we create meaningful opportunities for employees to connect and contribute to their community. We provide opportunities for paid volunteer time off annually, charitable contribution matching, company-wide volunteer campaigns and international service immersion projects.
During fiscal 2021, we formed the Cadence Giving Foundation with the goal of giving back to the communities where we live and work. This stand-alone, non-profit foundation will partner with other charitable initiatives to support critical needs in areas such as diversity, equity and inclusion, environmental sustainability and science, technology, engineering, and mathematics (“STEM”) education.
Corporate Responsibility
We believe that, in general, the best and brightest talent is inclined to build a career with a responsible organization that positively impacts society. Among our efforts to be that type of organization, we recognize that climate change is one of the greatest challenges of our time, and we are committed to doing our part to contribute to the health of the planet by actively investing in initiatives to reduce our environmental footprint. Through these initiatives, we plan to reduce our scope 1 and scope 2 greenhouse gas emissions 25% by 2025, over our 2019 baseline. We encourage you to review our 2020 Sustainability Report (located at www.cadence.com), and our 2021 Sustainability Report when released, for more information on all of our Environmental, Social and Governance (“ESG”) initiatives.

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
Fiscal Year End
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2021 was a 52-week fiscal year, compared to 2020, which was a 53-week fiscal year.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information regarding our executive officers as of February 22, 2022:

Name	Age	Positions and Offices
Anirudh Devgan	52	President and Chief Executive Officer
John M. Wall	51	Senior Vice President and Chief Financial Officer
Thomas P. Beckley	64	Senior Vice President and General Manager of the Custom IC and PCB Group
Paul Cunningham	44	Senior Vice President and General Manager of the System and Verification Group
Alinka Flaminia	60	Senior Vice President, Chief Legal Officer and Corporate Secretary
Chin-Chi Teng	56	Senior Vice President and General Manager of the Digital and Signoff Group
Neil Zaman	53	Senior Vice President and Chief Revenue Officer
Our executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.
ANIRUDH DEVGAN has served as Chief Executive Officer of Cadence since December 2021 and President of Cadence since November 2017. From May 2012 to November 2017, Dr. Devgan held several positions at Cadence, most recently as Executive Vice President, Research and Development from March 2017 to November 2017 and Senior Vice President, Research and Development from November 2013 to March 2017. Prior to joining Cadence, from May 2005 to March 2012, Dr. Devgan served as Corporate Vice President and General Manager of the Custom Design Business Unit at Magma Design Automation, Inc., an EDA company. Dr. Devgan has a B.Tech. in electrical engineering from the Indian Institute of Technology, Delhi, and an M.S. and Ph.D. in electrical and computer engineering from Carnegie Mellon University.
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
THOMAS P. BECKLEY has served as Senior Vice President and General Manager of the Custom IC and PCB Group of Cadence since 2018. From September 2012 to September 2018, Mr. Beckley served as Senior Vice President, Research and Development of Cadence. From April 2004 to September 2012, Mr. Beckley served as Corporate Vice President, Research and Development of Cadence. Prior to joining Cadence, Mr. Beckley served as President and Chief Executive Officer of Neolinear, Inc., a developer of auto-interactive and automated analog/RF tools and solutions for mixed-signal design that was acquired by Cadence in April 2004. Mr. Beckley has a B.S. in mathematics and physics from Kalamazoo College and an M.B.A. from Vanderbilt University.
PAUL CUNNINGHAM has served as Senior Vice President and General Manager of the System and Verification Group since March 2021. From August 2011 to March 2021, Mr. Cunningham held several positions at Cadence, most recently as Corporate Vice President of the System Verification Group beginning January 2018. Prior to joining Cadence, Mr. Cunningham was co-founder and Chief Executive Officer of Azuro, Inc., a clock concurrent optimization company, that Cadence acquired in July 2011. Mr. Cunningham has an M.A. and Ph.D. in computer science from the University of Cambridge in the United Kingdom.
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
CHIN-CHI TENG has served as Senior Vice President and General Manager of the Digital and Signoff Group of Cadence since September 2018. From January 2002 to September 2018, Dr. Teng held several positions at Cadence, most recently as Corporate Vice President, Research and Development from June 2015 to September 2018, and Vice President, Research and Development from March 2009 to June 2015. Dr. Teng has a B.S. in electrical engineering from the National Taiwan University and a Ph.D. in electrical and computer engineering from the University of Illinois, Urbana-Champaign.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the sections below, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. The following does not summarize all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
Business and Operational Risks
The ongoing COVID-19 pandemic could continue to adversely affect our business, results of operations and financial condition.
We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the impact of COVID-19 variants, and the distribution, acceptance and effectiveness of vaccines and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of February 22, 2022. However, we have begun a limited pilot program for employees to begin voluntarily returning to work in certain jurisdictions with lower rates of new COVID-19 cases and higher vaccination rates.
The disruptions to our operations caused by COVID-19 may result in inefficiencies, delays and additional costs in our product development, sales, marketing and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. In addition, we have experienced, and may continue to experience, some volatility in our hardware product delivery times due to delays in obtaining access to customer sites. Volatile surges in demand and in infection rates may also result in the unavailability, delay, or congestion of, and increased costs for, transportation and the raw materials, inputs, and other matters used in our business and by our customers. Moreover, access by our employees to our laboratory facilities that are necessary for the development of certain IP products has been and may in the future be disrupted due to local conditions.
More generally, the impact of the pandemic may increase the possibility of an extended global economic downturn and extended periods of high inflation, and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and local conditions improve. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19 and, in fact, have received and may continue to receive, requests from our customers to delay their payments to us, while we continue to provide services to these customers. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software licenses yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our customers and supply chain. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
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
We plan our operating expenses based on forecasted revenue, expected business needs and other factors such as changes in inflation. These expenses and the effect of long-term commitments are relatively fixed in the short term. Bookings and the related revenue are harder to forecast in a difficult economic environment. If we experience a shortfall in bookings, our operating results could differ from our expectations because we may not be able to quickly reduce our expenses in response to short-term business changes. Our operating expenses are also impacted by economic conditions, such as inflation. Unexpected increases in inflation could cause our expenses to increase at a rate faster than our product pricing to recover such increases.
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
The IC and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. The current outlook for the global economy is uncertain and may result in a decrease in spending on our products and services despite recent growth.
Uncertainty about future political and economic conditions, adverse changes to international trade relationships between countries in which we do business or future decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenues and financial results. Our future business and financial results, including demand for our products and services, are subject to considerable uncertainties that could impact our stock price. If economic conditions or international trade relationships between countries in which we do business deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, including as a result of the current global semiconductor shortage extending or intensifying, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our supplies of hardware components and products are subject to problems or delays, we may be adversely affected.
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

For example, in fiscal 2019, the DOC placed certain entities who are our customers on the “Entity List,” limiting our ability to deliver products and services to these entities. When certain customers are on the Entity List or are subject to new or expanded trade restrictions, such as the expansion in scope by the DOC of the military end-user and military end-use regulations in April 2020 and the foreign-produced direct product rules in August 2020, it will have a negative effect on our ability to sell products and provide services to these customers without first obtaining a license from the BIS. In addition, new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rule, the foreign-produced direct product rules, or any future rule that will prevent a class of technology from export to any specific country or countries without a license, will increase our costs or expenses. Entity List restrictions and other trade restrictions may also encourage customers to seek substitute products from our competitors, including a growing class of foreign competitors and open source alternatives, that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List – including receivables from anti-piracy enforcement efforts and litigation settlements – and other trade restrictions could increase as a result of these limitations. In particular, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China.
We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer or the long-term effects on our business or our customers’ business. Additionally, other companies may be added to the Entity List and/or be subject to new or expanded trade restrictions and restrictions may be imposed against specific countries. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that a country-specific export control may limit or prevent our employees who are nationals of the restricted country from performing their duties unless a license can be obtained. Additionally our business may also be impacted by other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to customers on the Entity List have had, and may continue to have, an adverse effect on our business, results of operations or financial condition.
Failure to obtain export licenses or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. Although we have implemented policies and procedures to help us comply with all applicable trade restrictions, we and governmental authorities have had and may in the future have reason to inquire into particular sales. For example, in February 2021, we received an administrative subpoena from BIS requesting the production of records in connection with certain sales to China. We are cooperating with BIS and are in the process of responding to the subpoena as well as conducting an internal review. Such inquiries are subject to uncertainties and the outcomes of this and other proceedings that may occur are difficult to predict. The laws and policies of the United States and other countries in this area are evolving and changing, and we have experienced and may continue to experience challenges in complying with new rules as they become effective. Any failure or alleged failure to comply with these laws and policies could have negative consequences, including significant legal costs, government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our operations, reputation and financial condition.
In addition to export control laws, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, financial and other disclosures, competition, data privacy and employment. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly, and changes to these laws may require us to make significant changes to our business operations that may adversely affect our business overall. The policies and procedures we have implemented to assist our compliance with these laws and regulations do not provide complete assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations, reputation and financial condition.
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
We have acquired and expect to acquire other companies and businesses in order to expand our product offerings and enter into new markets. Our future revenue growth and expansion of our business is dependent on our successful integration of our acquisitions. We may incur significant costs in connection with potential transactions, including acquisitions that are not consummated. Potential and completed acquisitions involve a number of risks. If any of the following acquisition-related risks occur, our business, operating results or financial condition could be adversely impacted:
•the failure to complete transactions on a timely basis or at all, including as a result of governmental antitrust approval dynamics;
•the failure to realize, or a delay in realizing, anticipated benefits such as cost savings and revenue enhancements;
•overlapping customers and product sets that impact our ability to maintain revenue at historical rates;
•the failure to understand, compete and operate effectively in markets where we have limited experience;
•the failure to integrate, combine or manage acquired products, infrastructure, technologies and businesses effectively;
•difficulties in integrating or retaining employees;

•the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired company or business;
•unanticipated costs or assumed liabilities, including those incurred to remediate issues of an acquired company discovered during due diligence or thereafter, such that we cannot realize the anticipated value of the acquisition; or
•unwillingness of customers of an acquired business to continue licensing or buying products from us.
In a number of our completed acquisitions, we have agreed to make future payments, either in the form of employee retention bonuses or contingent purchase price payments, based on the achievement of specified milestones. The performance goals pursuant to which these future payments may be made generally relate to the achievement by the acquired company or business, or by the employees who joined us with the acquired company or business, of certain specified bookings, revenue, run rate, product proliferation, product development or employee retention goals during a specified period following completion of the applicable acquisition. The specific performance goal levels and amounts and timing of employee bonuses or contingent purchase price payments vary with each acquisition. We may use contingent payments in connection with acquisitions in the future, and we may be required to make certain contingent payments without deriving the value we expect to derive from an acquisition in excess of such payments.
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
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue has historically exceeded 50%, and we expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the exchange rate between the U.S. dollar and the currencies of other countries where we conduct business could seriously affect our business, operating results or financial condition, including due to inflation, devaluations and currency controls. For example, if we price our products and services in a foreign currency, we receive fewer U.S. dollars when this currency declines in value relative to the U.S. dollar. If we price our products and services in U.S. dollars, the decrease in value of a local currency results in an increase in the price for our products and services compared to those products of our competitors that are priced in this currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Approximately 34% of our total costs and expenses are transacted in foreign currencies. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and significant exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.

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
Intellectual property infringement claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. The risk of infringement and related indemnification claims associated with design IP products that are incorporated into a customer product broadly used by consumers may be higher than the risk associated with our software products. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements may not be available on terms favorable to us or at all. Being compelled to enter into a license agreement with unfavorable terms could seriously harm our business, operating results or financial condition.
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
Our products and services involve storage, including cloud-based storage, and transmission of our proprietary information and that of our customers. Despite our security measures, our information technology and infrastructure, as well as our products and services, may be vulnerable to cyber attacks by unauthorized third parties (which may include nation-states and individuals sponsored by them) or breaches due to employee error, malfeasance or other vulnerabilities or disruptions, which could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations or those of our customers. Third parties attempt to gain unauthorized access through a variety of methods (such as the use of viruses, malware, ransomware, phishing, denial of service attacks and other cyber attacks) and corrupt the processes of the products and services that we provide. We may also be a target of malicious attacks in an attempt to gain access to our network, including our Cadence Cloud portfolio, which includes both our managed and customer-managed environments, or data centers or those of our customers or end users; steal proprietary information related to our business, products, services or infrastructure; steal financial data or assets or interrupt our systems and services or those of our customers or others. Breaches of our security measures or vulnerabilities in our products or services could expose us to a risk of loss or misuse of this information, loss of financial assets, business interruption, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In recent years, we have observed, and expect to continue to see, far reaching vulnerabilities, such as the remote code execution vulnerability in Log4j, an open source component of the Apache Software Foundation, that was widely reported in December 2021 as impacting many systems globally. Furthermore, we have and may continue to acquire companies with less sophisticated security measures and that have had or may experience in the future cybersecurity incidents causing business or financial harm. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings or are selected as a vendor for our Cadence Cloud portfolio, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed, legal or regulatory actions could be initiated against us and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers (including government customers), or suffer harm to our financial condition.

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
•country-specific export controls could impact our employees who are nationals of the restricted country, preventing these foreign nationals from performing their technology-focused roles which may slow our pace of innovation and/or impact our ability to service customers unless an export license is granted;
•limitations on repatriation of earnings and on the conversion of foreign currencies;
•reduced protection of intellectual property rights and heightened exposure to intellectual property theft;
•longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•difficulties in managing foreign operations;
•political and economic instability;
•unexpected changes in legal and regulatory requirements;
•differing employment practices and labor issues or inability to continue to offer competitive compensation in certain growing regions;
•variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other foreign currencies; and
•public health emergencies and related public health measures, including restrictions on travel between jurisdictions in which we and our customers and suppliers operate.
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
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. Further, increased uncertainty regarding social, political and immigration policies in the United States and abroad may make it difficult to recruit employees with adequate experience; and governmental policies resulting in increased funding of domestic technology companies, such as China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030, has caused and may continue to cause difficulty in retaining and attracting local talent. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in training, retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, particularly as we transition employees back to the office, and hiring and training of new employees may be adversely impacted by global economic uncertainty and office closures. In October 2021, we expanded our vaccine policy to require that U.S. employees be fully vaccinated against COVID-19, or obtain an accommodation, by December 2021, and the implementation of this policy may result in difficulty attracting or retaining employees. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.

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
We have significant operations outside the United States. As of January 1, 2022, approximately 55% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents, future U.S. operating cash flows and other cash that may be accessible to us on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that COVID-19 may have on our cash flows. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) may have reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
The long sales cycle of our products and services may cause our operating results to fluctuate unexpectedly.
Generally, we have a long sales cycle that can extend up to six months or longer. The complexity and expense associated with our products and services generally require a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities. In addition, sales of our products and services have been and may in the future be delayed if customers delay approval or commencement of projects because of the timing of customers’ competitive evaluation processes or customers’ budgetary constraints and budget cycles. Long sales cycles for hardware products subject us to a number of significant risks over which we have limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results.
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
Our business is subject to the risk of natural disasters and global climate change.
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
Our offices around the world may also be adversely impacted by natural disasters, including those intensified by climate change. Our offices, and those of our customers and suppliers, can be disrupted by droughts, extreme temperatures, fires, flooding and other climate change-related risks, as well as earthquakes, actions by utility providers, and other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near any of our offices, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities or impose travel restrictions), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of our customers, resulting in decreased demand for their and our products, or our ability to provide services and maintenance to our customers, our business and results of operations could be adversely impacted.
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
Our strategy is designed to increase our business among electronic systems companies, which are now developing their own ICs and other electronic subsystems. Our strategy is also intended to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs and other electronic subsystems are incorporated. Part of this strategy involves addressing the needs across a variety of vertical markets including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare, where increased investment is expected by our customers. Each of these markets require technologies, expertise, and marketing and operations infrastructure that are application-specific. Our inability to develop or acquire these application-specific capabilities could impede our ability to expand our business in these categories and ultimately affect our future growth. Currently, the industries we serve are experiencing the following trends:
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
•with Moore's Law slowing, the trend towards more on-chip integration and advanced system level 3D package design may change the requirements for the design, multi-physics analysis, and verification of complex homogeneous and heterogeneous systems; and
•changing end-user dynamics in our eight target technology verticals - consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare - could advance the need from simple ICs to full-system design and analysis capabilities that require increasingly complex computational software-based solutions.
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
Our customers have and may continue to face challenging financial or operating conditions, including due to macroeconomic conditions or catastrophic events, and delay or default on their payment commitments to us, request to modify contract terms, or modify or cancel plans to license our products. Our customers’ inability to fulfill payment commitments, in turn, could adversely affect our revenue, operating expenses and cash flow. Additionally, our customers have, in the past, sought, and may, in the future, seek, to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.

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
•aggressive pricing competition by some of our competitors, including through significant discounts, may cause us to reduce the prices of our products, offer terms that are unfavorable to us or lose our competitive position, any of which could result in lower revenues or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or emulation and prototyping hardware systems products and could, over time, significantly constrain the prices that we can charge for our products;
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
•our entry into new product categories or technology verticals, including those in which success depends on absolute or relative scale;
•decisions by electronics manufacturers to perform engineering services or IP development internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
•actions by regulators to limit the contractual terms that either we or our customers can apply to product and service offerings; and
•events or circumstances that damage the reputation of our company, leadership, products, services or technologies.
For more information about our specific competitors, see “Competition” under Item 1 of Part I of this Annual Report on Form 10-K.
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
Our reliance on single or a limited number of suppliers and contract manufacturers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products could result in product delivery problems and delays and reduced control over contractual terms and quality. In some cases, it may not be practical or feasible to have multiple sources to procure certain key components. We may suffer a disruption in the supply of certain hardware components if we are unable to purchase sufficient components on a timely basis or at all for any reason. Any supply or manufacturing disruption, including delay in delivery of components by our suppliers or products by our manufacturers, or the bankruptcy, shutdown or upstream supply chain issues of our suppliers or manufacturers, could delay our production process and prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results. For example, the global semiconductor shortage in 2021 has negatively impacted and may continue to negatively impact multiple segments of the semiconductor industry, including our customers.

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations, cash flows and financial position. Our future effective tax rates could be adversely affected by factors that include, but are not limited to, changes in tax laws or the interpretation of such tax laws in jurisdictions in which we have business activity, earnings being lower than anticipated in jurisdictions with low statutory tax rates, changes in tax benefits from stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, changes in our recognition or measurement of a tax position taken in a prior period, increases to interest or penalty expenses, new accounting standards or interpretations of such standards, or results of examinations by the Internal Revenue Service (“IRS”), state, and foreign tax or other governmental authorities. In addition, beginning in fiscal 2022, for United States corporation income tax purposes, we are required to capitalize and amortize R&D costs rather than expense these costs as incurred. To the extent this requirement stays in effect, it will significantly increase our fiscal 2022 effective tax rate and cash tax payments compared to fiscal 2021.
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
The current U.S. presidential administration and Congress have proposed several changes to corporate tax rules that, if enacted, could increase our future tax liability. In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an agreement among 137 countries, including Ireland and Hungary, to adopt new rules to provide greater taxing rights to jurisdictions where customers or users are located and the introduction of a corporate global minimum tax rate of 15% with a target effective date of fiscal 2023. Furthermore, many countries have enacted or proposed new laws to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes, and are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating the amount and composition of our annual income or loss in jurisdictions with varying income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules, our interpretations of changes in tax laws and results of tax audits. In addition, we account for certain tax benefits from stock-based compensation in the period the stock compensation vests or is settled, which may cause increased variability in our quarterly effective tax rates. If there were a material difference between forecasted and actual tax rates, it could have a material impact on our results of operations.
Litigation, government investigations or regulatory proceedings could adversely affect our financial condition or operations.
We currently are, and in the future may be, involved in various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and legal proceedings related to intellectual property, indemnification, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. Governments and regulatory agencies in the jurisdictions in which we operate may also open or initiate investigations or regulatory proceedings. For information regarding legal proceedings in which we are currently engaged, please refer to the discussion under Part I, Item 3, “Legal Proceedings” and Note 18 in the notes to consolidated financial statements. We cannot provide any assurances that the final outcome of these legal proceedings or any other proceedings that may arise in the future will not have a material adverse effect on our business, reputation, operating results, financial condition or cash flows. Legal proceedings can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenues and operating results.

Errors or defects in our products and services could expose us to liability and harm our business.
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, our customers or their end users may discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and intellectual property may not operate as expected. Errors or defects could result in:
•reputational damage;
•failure to attract new or retain existing customers or market share and acceptance;
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq, and the FASB, as well as evolving investor and stakeholder expectations around corporate governance, executive compensation and environmental and social practices and disclosures. These rules, regulations and expectations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by the U.S. and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us. Our disclosures and public positions or commitments on these matters may change from time to time, as may corresponding internal controls and external reporting standards, which can expose us to reputational, legal, and other risks, including as a result of a failure or perceived failure to achieve publicly disclosed aspirations, targets, or goals, such as our greenhouse gas emissions reduction target, or a failure to report accurately.
Risks Related to Our Securities and Indebtedness
Our stock price has been and may continue to be subject to fluctuations.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and market trends unrelated to our performance. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. In addition to these factors and industry and general economic and political conditions, our stock price may be adversely impacted by announcements related to financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors, announcements of new products or acquisitions of new technologies by us, our competitors or our customers, or announcements by us of acquisitions, major transaction or litigation developments, or management changes. A significant drop in our stock price could expose us to the risk of securities class action or shareholder derivative lawsuits, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.

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
We have significant outstanding indebtedness, as well as the ability to access additional borrowings under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:
•making it more difficult for us to satisfy our obligations to service our debt as described above;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows (including U.S. cash) to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes and potentially requiring repatriation of cash from outside the United States;
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
Our revolving credit facility utilizes, at our option, either (1) LIBOR, plus a margin of between 0.750% and 1.250%, determined by reference to the credit rating of our unsecured debt, or (2) base rate plus a margin of 0.000% to 0.250%, determined by reference to the credit rating of our unsecured debt, to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have begun to phase out the use of LIBOR, ceasing publication for certain tenors of the U.S. dollar (and other) LIBOR at the end of 2021, with plans to cease publication for the remaining tenors of U.S. dollar LIBOR beginning June 30, 2023. Our revolving credit facility contains provisions that contemplate the transition from LIBOR under specified events; however, the transition from LIBOR to a new replacement benchmark remains uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.
In addition, our revolving credit facility uses a pricing grid based on our credit ratings. If our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility would increase. Credit rating downgrades could also restrict our ability to obtain additional financing in the future and affect the terms of any such financing.
Various factors could increase our future borrowing costs or reduce our access to capital, including a lowering or withdrawal of the ratings assigned to us and our 2024 Notes by credit rating agencies.
We may in the future seek additional financing for a variety of reasons, and our future borrowing costs, terms and access to capital could be affected by factors including the condition of the debt and equity markets, the condition of the economy generally, prevailing interest rates, our level of indebtedness, our credit rating and our business and financial condition. In addition, the 2024 Notes currently have an investment grade credit rating, which could be lowered or withdrawn entirely by a credit rating agency based on adverse changes to circumstances relating to the basis of the credit rating. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2024 Notes. Any future lowering of the credit ratings of the 2024 Notes likely would make it more difficult or more expensive for us to obtain additional debt financing.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our headquarters located in San Jose, California. We also own buildings in India. As of January 1, 2022, the total square footage of our owned buildings was approximately 1,010,000.
We lease additional facilities in the United States and various other countries. We may sublease certain of these facilities where space is not fully utilized.
We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings
From time to time, we are involved in various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and legal proceedings related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. At least quarterly, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on our judgments using the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and legal proceedings and may revise estimates.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of February 5, 2022, we had 384 registered stockholders and approximately 340,000 beneficial owners of our common stock.

Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on December 31, 2016 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through January 1, 2022 and, for each index, on the last day of the calendar year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cadence Design Systems, Inc., the Nasdaq Composite Index,
the S&P 500 Index and the S&P Information Technology Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/16
12/30/17
12/29/18
12/28/19
1/2/21
1/1/22
Cadence Design Systems, Inc.
Nasdaq Composite
S&P 500
S&P Information Technology

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/2016	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022

Cadence Design Systems, Inc.	$100.00	$165.82	$171.85	$278.71	$540.96	$738.90
Nasdaq Composite	100.00	129.64	125.96	172.17	249.51	304.85
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Information Technology	100.00	138.83	138.43	208.05	299.37	402.73

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
As of the end of fiscal 2020, approximately $739 million remained available under the previously announced authorization to repurchase shares of our common stock. In August 2021, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of January 1, 2022, approximately $1.1 billion of the share repurchase authorization remained available to repurchase shares of our common stock.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended January 1, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
October 3, 2021 - November 6, 2021	273,361	$160.04	258,000	$1,195
November 7, 2021 - December 4, 2021	206,571	$182.03	188,200	$1,161
December 5, 2021 - January 1, 2022	202,711	$182.44	188,800	$1,126
Total	682,643	$173.34	635,000
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

Item 6. [Reserved]

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
Our strategy, which we call Intelligent System Design, is to provide the technology necessary for our customers to develop electronic products across a variety of vertical markets including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as EDA. Today, our offerings include and extend beyond EDA.
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.

During fiscal 2021, we continued to execute our Intelligent System Design strategy with our announcement of the next generation of hardware-software products in our Functional Verification product category, which consists of the integrated Palladium Z2 emulation and Protium X2 prototyping systems, to accelerate hardware debug and software validation. We also completed our acquisitions of Belgium-based NUMECA, a leader in computational fluid dynamics (“CFD”), and Pointwise Inc, a leading provider of CFD Meshing technology. The addition of these technologies and talent broadens our System Design and Analysis portfolio and expertise. These acquisitions increased expenses, including amortization of acquired intangible assets, more than revenue during fiscal 2021.
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
During the second quarter of fiscal 2021, we offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge for voluntary termination and post-employment benefits of $26.8 million. As of January 1, 2022, liabilities related to the voluntary retirement program were $17.5 million and were included in accounts payable and accrued liabilities and other long-term liabilities on our consolidated balance sheet. We expect to make cash payments to settle these liabilities through fiscal 2023, including $17.0 million that is expected to be paid in the next twelve months.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The effects of the ongoing global pandemic have been widespread and have resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the distribution, acceptance and effectiveness of vaccines. Our efforts to comply with these containment measures have impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees are still working remotely as of January 1, 2022. However, we have begun a limited pilot program for employees to begin voluntarily returning to work in certain jurisdictions with lower rates of new COVID-19 cases and higher vaccination rates.
Since its inception, the COVID-19 pandemic has caused some volatility in our delivery timing for our hardware and IP products to certain customers. Many of our customers’ employees are working remotely, and, in some cases, we have experienced delivery lead times that are longer than normal because of delays in getting access to customer sites to complete our deliveries. In other cases, the amount of our hardware and IP products that we have been able to deliver has been greater than we originally anticipated at the beginning of the respective period. Despite the challenges the COVID-19 pandemic has posed to our operations, it did not have a material, adverse impact on our results of operations, financial condition, liquidity or cash flows during fiscal 2021. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business. See Part I, Item 1A, “Risk Factors” for additional information on the impact of COVID-19 on our business.
Results of Operations
The discussion of our fiscal 2021 consolidated results of operations include year-over-year comparisons to fiscal 2020 for revenue, cost of revenue, operating expenses, operating margin, other non-operating expenses, income taxes and cash flows. For a discussion of the fiscal 2020 changes compared to fiscal 2019, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, filed on February 22, 2021.
Our fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2021 was a 52-week fiscal year, compared to 2020, which was a 53-week fiscal year. The additional week in fiscal 2020 resulted in additional revenue of approximately $45 million and additional expense, including stock-based compensation and amortization of acquired intangibles, of approximately $35 million.

Results of operations for fiscal 2021, as compared to fiscal 2020, reflect the following:
•revenue growth that exceeded the growth of our costs and expenses;
•increased product and maintenance revenue, primarily from growth in our software and hardware product offerings;
•continued investment in research and development activities focused on expanding and enhancing our product portfolio; and
•higher selling costs, including additional investment in technical sales support in response to our customers’ increasing technological requirements.

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
In any fiscal year, we expect that between 85% and 90% of our annual revenue will be characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements that include non-cancellable commitments from customers.
The remainder of our revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue and fluctuations in revenue within our geographies are impacted by delivery of hardware and IP products to our customers in any single fiscal period.
Revenue by Year
The following table shows our revenue for fiscal 2021 and 2020 and the change in revenue between years:

			Change
	2021	2020	2021 vs. 2020
	(In millions, except percentages)
Product and maintenance	$2,812.9	$2,536.6	$276.3	11%
Services	175.3	146.3	29.0	20%
Total revenue	$2,988.2	$2,682.9	$305.3	11%
Product and maintenance revenue increased during fiscal 2021, as compared to fiscal 2020, primarily because of increased revenue from each of our five product categories. This growth is driven by our customers investing in new, complex designs for their products including electronic systems for consumer, hyperscale computing, 5G communications, automotive, aerospace and defense, industrial and healthcare.
Services revenue increased during fiscal 2021, as compared to fiscal 2020, primarily due to the timing of performance obligations being fulfilled for certain customer contracts during fiscal 2021. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2021 or 2020.
Revenue by Product Category
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product categories and services during fiscal 2021 and 2020:

	2021	2020
Custom IC Design and Simulation	23%	25%
Digital IC Design and Signoff	29%	29%
Functional Verification, including Emulation and Prototyping Hardware	24%	22%
IP	13%	14%
System Design and Analysis	11%	10%
Total	100%	100%
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

Revenue by Geography

			Change
	2021	2020	2021 vs. 2020
	(In millions, except percentages)
United States	$1,293.0	$1,096.3	$196.7	18%
Other Americas	42.1	43.6	(1.5)	(3)%
China	378.1	406.6	(28.5)	(7)%
Other Asia	566.8	487.4	79.4	16%
Europe, Middle East and Africa	523.4	469.8	53.6	11%
Japan	184.8	179.2	5.6	3%
Total revenue	$2,988.2	$2,682.9	$305.3	11%
The increase in revenue in the United States and Other Asia during fiscal 2021, as compared to fiscal 2020, was attributable to growth in revenue from each of our five product categories.
The decrease in revenue in China during fiscal 2021, as compared to fiscal 2020, was due to higher-than-typical volume in China during fiscal 2020. During fiscal 2020, we experienced an increase in demand for our emulation and prototyping hardware and IP product offerings from our customers in China that resulted in a larger percentage of total revenue coming from that geography.
The increase in revenue in Europe, Middle East and Africa during fiscal 2021, as compared to fiscal 2020, was attributable to growth in revenue from System Design and Analysis, Digital IC Design and Custom IC Design product offerings.
Revenue by Geography as a Percent of Total Revenue

	2021	2020
United States	43%	41%
Other Americas	2%	1%
China	13%	15%
Other Asia	19%	18%
Europe, Middle East and Africa	17%	18%
Japan	6%	7%
Total	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

			Change
	2021	2020	2021 vs. 2020
	(In millions, except percentages)
Cost of product and maintenance	$222.6	$231.0	$(8.4)	(4)%
Cost of services	84.4	74.5	9.9	13%
Total cost of revenue	$307.0	$305.5	$1.5	—%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2021 and 2020:

	2021	2020
Cost of product and maintenance	8%	9%
Cost of services	48%	51%

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
A summary of cost of product and maintenance for fiscal 2021 and 2020 is as follows:

			Change
	2021	2020	2021 vs. 2020
	(In millions, except percentages)
Product and maintenance-related costs	$175.0	$184.8	$(9.8)	(5)%
Amortization of acquired intangibles	47.6	46.2	1.4	3%
Total cost of product and maintenance	$222.6	$231.0	$(8.4)	(4)%
Product and maintenance-related costs decreased during fiscal 2021, when compared to fiscal 2020, due to the following:

Change
2021 vs. 2020
(In millions)
Emulation and prototyping hardware costs	$(12.3)
Salary, benefits and other employee-related costs	2.6
Other items	(0.1)
Total change in product and maintenance-related costs	$(9.8)
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. The decrease in emulation and prototyping hardware costs during fiscal 2021, as compared to fiscal 2020, was primarily due to the mix of products generating revenue and a decrease in charges related to previous generations of our emulation hardware.
Amortization of acquired intangibles included in cost of product and maintenance increased during fiscal 2021, as compared to fiscal 2020, primarily due to technology-related intangible assets acquired with our acquisitions of NUMECA and Pointwise during the first half of fiscal 2021 and in-process technology being placed into service during the second quarter of fiscal 2020. This increase was partially offset by certain technology-related intangible assets becoming fully amortized during fiscal 2021 and during fiscal 2020.
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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, our annual merit cycle, stock-based compensation, restructuring and other employment separation activities (such as the voluntary retirement program), foreign exchange rate movements, volatility in variable compensation programs that are driven by operating results and charitable donations.
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

Our operating expenses for fiscal 2021 and 2020 were as follows:

			Change
	2021	2020	2021 vs. 2020
	(In millions, except percentages)
Marketing and sales	$560.3	$516.5	$43.8	8%
Research and development	1,134.3	1,033.7	100.6	10%
General and administrative	189.0	154.4	34.6	22%
Total operating expenses	$1,883.6	$1,704.6	$179.0	11%
Our operating expenses, as a percentage of total revenue, for fiscal 2021 and 2020 were as follows:

	2021	2020
Marketing and sales	19%	19%
Research and development	38%	39%
General and administrative	6%	6%
Total operating expenses	63%	64%
 Marketing and Sales
The changes in marketing and sales expense were due to the following:

Change
2021 vs. 2020
(In millions)
Salary, benefits and other employee-related costs	$35.2
Voluntary retirement program	6.7
Professional services	3.8
Home office-related expenses	(2.0)
Other items	0.1
Total change in marketing and sales expense	$43.8
Salary, benefits and other employee-related costs included in marketing and sales increased during fiscal 2021, as compared to fiscal 2020, primarily due to additional headcount from hiring and acquisitions and increased variable compensation. This increase was partially offset by reduced home office-related expenses associated with the transition to a remote work environment during fiscal 2020 due to the COVID-19 pandemic.
Research and Development
 The changes in research and development expense were due to the following:

Change
2021 vs. 2020
(In millions)
Salary, benefits and other employee-related costs	$75.9
Voluntary retirement program	14.7
Facilities and other infrastructure costs	7.7
Stock-based compensation	6.2
Professional services	2.7
Home office-related costs	(5.3)
Other items	(1.3)
Total change in research and development expense	$100.6

Salary, benefits and other employee-related costs included in research and development expense increased during fiscal 2021, as compared to fiscal 2020, due primarily to additional headcount from hiring and acquisitions as we continue to expand and enhance our product portfolio. This increase was partially offset by reduced home office-related expenses associated with the transition to a remote work environment during fiscal 2020 due to the COVID-19 pandemic.
General and Administrative
The changes in general and administrative expense were due to the following:

Change
2021 vs. 2020
(In millions)
Contributions to non-profit organizations	$15.0
Salary, benefits and other employee-related costs	5.9
Stock-based compensation	4.5
Professional services	3.2
Voluntary retirement program	2.2
Other items	3.8
Total change in general and administrative expense	$34.6
The increase in contributions to non-profit organizations is the result of our continued commitment to support charitable initiatives. During the fourth quarter of fiscal 2021, we launched the Cadence Giving Foundation, a stand-alone, non-profit organization that was established to partner with other charitable initiatives to give back to the communities where we live and work. The Cadence Giving Foundation will also support critical needs in areas such as diversity, equity and inclusion, environmental sustainability and STEM education.
Salary, benefits and other employee-related costs included in general and administrative expense increased during fiscal 2021, as compared to fiscal 2020, due primarily to additional headcount from hiring and acquisitions.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists primarily of amortization of customer relationships, acquired backlog, trade names, trademarks and patents. Amortization in any given period depends primarily on the timing and extent to which we acquire intangible assets.

			Change
	2021	2020	2021 vs. 2020
	(In millions, except percentages)
Amortization of acquired intangibles	$19.6	$18.0	$1.6	9%

Amortization of acquired intangibles increased during fiscal 2021, as compared to fiscal 2020, primarily due to intangibles assets acquired from Pointwise and Numeca during fiscal 2021.
Restructuring
We have initiated restructuring plans in recent years, most recently in fiscal 2020, to better align our resources with our business strategy. Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructuring plans, based on then-currently available information, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Additional actions, including further restructuring of our operations, may be required in the future. For additional information about our restructuring plans, see Note 16 in the notes to consolidated financial statements.
Operating margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for fiscal 2021 and 2020 was as follows:

	2021	2020
Operating margin	26%	24%
Operating margin increased during fiscal 2021, as compared to fiscal 2020, primarily because revenue growth in each of our five product categories exceeded growth in operating expenses.

Interest Expense
Interest expense for fiscal 2021 and 2020 was comprised of the following:

	2021	2020
	(In millions)
Contractual cash interest expense:
2024 Notes	$15.3	$15.5
Revolving credit facility	0.7	4.4
Amortization of debt discount:
2024 Notes	0.8	0.8
Other	0.2	—
Total interest expense	$17.0	$20.7
Interest expense decreased during fiscal 2021, as compared to fiscal 2020, primarily due to a decrease in outstanding borrowing under our revolving credit facility. During the first quarter of fiscal 2020, we had outstanding borrowings of $350 million under our revolving credit facility as a precautionary measure to provide additional liquidity in light of global economic uncertainty that was present at that time. All outstanding borrowings under our revolving credit facility were repaid in the fourth quarter of fiscal 2020. For an additional description of our debt arrangements, including our revolving credit facility, see Note 3 in the notes to consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for fiscal 2021 and 2020:

	2021	2020
	(In millions, except percentages)
Provision for income taxes	$72.5	$42.1
Effective tax rate	9.4%	6.7%
Our provision for fiscal 2021 was primarily attributable to federal, state and foreign income taxes on our fiscal 2021 income, partially offset by the tax benefit of $22.1 million related to our foreign-derived intangible income, and the tax benefit of $64.3 million related to stock-based compensation that vested or was exercised during the period. We also recognized a tax benefit of $10.5 million related to the release of the valuation allowance on our Massachusetts R&D tax credits because we expect to utilize these tax credits prior to expiration based on strong current earnings and future taxable income projections.
Our provision for fiscal 2020 was primarily attributable to federal, state and foreign income taxes on our fiscal 2020 income, partially offset by the tax benefit of $22.2 million related to the partial release of the valuation allowance on our California R&D tax credit deferred tax assets and the tax benefit of $60.1 million related to stock-based compensation that vested or was exercised during fiscal 2020.
The United States enacted the Tax Cuts and Jobs Act in December 2017 that requires companies to capitalize all of their R&D costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, we must capitalize and amortize R&D costs over five years for domestic research and 15 years for international research rather than expensing these costs as incurred. If the United States doesn’t repeal or defer the effective date of the law in the future, then we expect our fiscal 2022 effective tax rate and our cash tax payments to increase significantly as compared to fiscal 2021. We also expect to recognize increases to our deferred tax assets as we begin to capitalize domestic research costs.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2022 effective tax rate will be approximately 25%. We expect that our quarterly effective tax rates will vary from our fiscal 2022 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 8 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of		Change
	January 1, 2022	January 2, 2021	2021 vs. 2020
	(In millions)
Cash and cash equivalents	$1,088.9	$928.4	$160.5
Net working capital	744.5	681.8	62.7
Cash and Cash Equivalents
As of January 1, 2022, our principal sources of liquidity consisted of $1,088.9 million of cash and cash equivalents as compared to $928.4 million as of January 2, 2021.
Our primary sources of cash and cash equivalents during fiscal 2021 were cash generated from operations, proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash and cash equivalents during fiscal 2021 were payments related to salaries and benefits, operating expenses, repurchases of our common stock, payments for business combinations, net of cash acquired, payments for income taxes, purchases of inventory, payment of employee taxes on vesting of restricted stock and purchases of property, plant and equipment.
Approximately 55% of our cash and cash equivalents were held by our foreign subsidiaries as of January 1, 2022. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The increase in our net working capital as of January 1, 2022, as compared to January 2, 2021, is primarily due to improved results from operations, the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2021 and 2020 were as follows:

			Change
	2021	2020	2021 vs. 2020
	(In millions)
Cash provided by operating activities	$1,101.0	$904.9	$196.1
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities during fiscal 2021, as compared to fiscal 2020, was primarily due to improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities
Cash flows used for investing activities during fiscal 2021 and 2020 were as follows:

			Change
	2021	2020	2021 vs. 2020
	(In millions)
Cash used for investing activities	$(293.0)	$(292.2)	$(0.8)
Cash used for investing activities during fiscal 2021 and fiscal 2020, consisted primarily of cash paid in business combinations, net of cash acquired, and payments for purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.

Cash Flows from Financing Activities
Cash flows used for financing activities during fiscal 2021 and 2020 were as follows:

			Change
	2021	2020	2021 vs. 2020
	(In millions)
Cash used for financing activities	$(643.8)	$(415.3)	$(228.5)
The increase in cash used for financing activities during fiscal 2021, as compared to fiscal 2020, was primarily due to an increase in payments for repurchases of our common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
As of the end of fiscal 2020, approximately $739 million remained available under the previously announced authorization to repurchase shares of our common stock. In August 2021, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of January 1, 2022, approximately $1.1 billion remained available to repurchase shares of our common stock. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.
Revolving Credit Facility
On June 30, 2021, we terminated our then-existing revolving credit facility, dated January 30, 2017, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. As of January 1, 2022, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024. We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of January 1, 2022, we were in compliance with all covenants associated with the 2024 Notes.
For additional information relating to our debt arrangements, see Note 3 in the notes to consolidated financial statements.
Other Liquidity Requirements
A summary of other capital and liquidity requirements as of January 1, 2022 is as follows:

	Total	Due in Less Than 1 Year
	(In millions)
Operating lease obligations(1)	$171.1	$32.0
Purchase obligations	62.4	50.9
Contractual interest payments	48.7	15.9
Voluntary retirement program	17.5	17.0
Income tax payable	8.0	8.0
Other long-term contractual obligations (2)	47.9	—
Total	$355.6	$123.8
_________________
(1)    This table includes future payments under leases that had commenced as of January 1, 2022 as well as leases that had been signed but not yet commenced as of January 1, 2022.
(2)    Included in other long-term contractual obligations are long-term income tax liabilities of $23.1 million related to unrecognized tax benefits. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.

We expect that current cash and cash equivalent balances, cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months and thereafter for the foreseeable future.
Off-Balance Sheet Arrangements
As of January 1, 2022, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our operating results or financial condition.
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
Revenue Recognition
Our contracts with customers often include promises to transfer multiple software and/or IP licenses, hardware and services, including professional services, technical support services, and rights to unspecified updates to a customer. These contracts require us to apply judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of our IP license arrangements, we have concluded that the licenses and associated services are distinct from each other. In other arrangements, like our time-based software arrangements, the licenses and certain services are not distinct from each other. Our time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and we have concluded that these promised goods and services are a single, combined performance obligation.
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
We only recognize the tax benefit of an income tax position if we judge that it is more likely than not that the tax position will be sustained, solely on its technical merits, in a tax audit including resolution of any related appeals or litigation processes. To make this judgment, we must interpret complex and sometimes ambiguous tax laws, regulations and administrative practices. If we judge that an income tax position meets this recognition threshold, then we must measure the amount of the tax benefit to be recognized by estimating the largest amount of tax benefit that has a greater than 50% cumulative probability of being realized upon settlement with a taxing authority that has full knowledge of all of the relevant facts. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible settlement outcomes. We must reevaluate our income tax positions on a quarterly basis to consider factors such as changes in facts or circumstances, changes in tax law, effectively settled issues under audit, the lapse of applicable statute of limitations, and new audit activity. Such a change in recognition or measurement would result in recognition of a tax benefit or an additional charge to the tax provision. For a more detailed description of our unrecognized tax benefits, see Note 8 in the notes to consolidated financial statements.
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
Business Combinations
When we acquire businesses, we allocate the purchase price to the acquired tangible assets and assumed liabilities, including deferred revenue, liabilities associated with the fair value of contingent consideration and acquired identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires us to make significant estimates in determining the fair values of these acquired assets and assumed liabilities, especially with respect to intangible assets and goodwill. These estimates are based on information obtained from management of the acquired companies, our assessment of this information, and historical experience. These estimates can include, but are not limited to, the cash flows that an acquired business is expected to generate in the future, the cash flows that specific assets acquired with that business are expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made to the acquired assets and assumed liabilities. In addition, unanticipated events and circumstances may occur that may affect the accuracy or validity of such estimates, and if such events occur, we may be required to adjust the value allocated to acquired assets or assumed liabilities.
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
During fiscal 2021, we acquired intangible assets of $88.9 million with our acquisition of NUMECA and Pointwise. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach.

For acquired existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, we projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. For NUMECA, we assumed technological obsolescence at a rate of 6.7% annually, before applying an assumed royalty rate of 22%. For Pointwise, we assumed technological obsolescence at a rate of 10.0% annually, before applying an assumed royalty rate of 25%. The present value of after-tax royalty savings were determined using discount rates ranging from 10.5% to 12.0%.
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
We believe that our estimates and assumptions related to the fair value of its acquired intangible assets are reasonable, but significant judgment is involved.
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
The following table provides information about our foreign currency forward exchange contracts as of January 1, 2022. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during February, 2022.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$140.8	0.88
British pound	104.3	0.74
Israeli shekel	84.1	3.10
Japanese yen	57.5	114.50
Indian rupee	29.4	75.23
Swedish krona	22.3	9.01
Canadian dollar	11.7	1.26
Chinese renminbi	7.3	6.43
Taiwan dollar	5.6	27.62
Other	6.4	N/A
Total	$469.4
Estimated fair value	$(0.3)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of January 1, 2022.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. Assuming all loans were fully drawn and we were to fully exercise our right to increase borrowing capacity under our revolving credit facility, each quarter point change in interest rates would result in a $2.6 million change in annual interest expense on our indebtedness under our revolving credit facility. As of January 1, 2022, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 3 in the notes to consolidated financial statements.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2022.
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
Based on their evaluation as of January 1, 2022, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of January 1, 2022, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and, as applicable, “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in Cadence’s definitive proxy statement for its 2022 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in Cadence’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2021,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in Cadence’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by the Independent Registered Public Accounting Firm During Fiscal 2021 and 2020” in Cadence’s definitive proxy statement for its 2022 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Reports of Independent Registered Public Accounting Firms (Auditor Firm IDs 238 & 185)	46

Consolidated Balance Sheets as of January 1, 2022 and January 2, 2021	49

Consolidated Income Statements for the three fiscal years ended January 1, 2022	50

Consolidated Statements of Comprehensive Income for the three fiscal years ended January 1, 2022	51

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 1, 2022	52

Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 2022	53

Notes to Consolidated Financial Statements	54

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

_____________
© 2022 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cadence Design Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Revenue Recognition – Identifying and Evaluating Terms and Conditions in Contracts
As described in Note 2 and Note 5 to the consolidated financial statements, the Company enters into contracts that can include various combinations of licenses, products, and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue upon transfer of control of promised products or services to customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended January 1, 2022, the Company’s total revenue was $2.988 billion.
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
February 22, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cadence Design Systems, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 28, 2019, and the related notes (collectively, the consolidated financial statements) of Cadence Design Systems, Inc. and subsidiaries (the Company). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provided a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2020.
Santa Clara, California
February 24, 2020

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
January 1, 2022 and January 2, 2021
(In thousands, except par value)

	As of
	January 1, 2022	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,088,940	$928,432
Receivables, net	337,596	338,487
Inventories	115,721	75,956
Prepaid expenses and other	173,512	135,712
Total current assets	1,715,769	1,478,587
Property, plant and equipment, net	305,911	311,125
Goodwill	928,358	782,087
Acquired intangibles, net	233,265	210,590
Deferred taxes	763,770	732,290
Other assets	439,226	436,106
Total assets	$4,386,299	$3,950,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$417,283	$349,951
Current portion of deferred revenue	553,942	446,857
Total current liabilities	971,225	796,808
Long-term liabilities:
Long-term portion of deferred revenue	101,148	107,064
Long-term debt	347,588	346,793
Other long-term liabilities	225,663	207,102
Total long-term liabilities	674,399	660,959
Commitments and contingencies (Notes 8, 12 and 18)
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 276,796 and 278,941, respectively	2,467,701	2,217,939
Treasury stock, at cost; 52,363 shares and 50,219 shares, respectively	(2,740,003)	(2,057,829)
Retained earnings	3,046,288	2,350,333
Accumulated other comprehensive loss	(33,311)	(17,425)
Total stockholders’ equity	2,740,675	2,493,018
Total liabilities and stockholders’ equity	$4,386,299	$3,950,785

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended January 1, 2022
(In thousands, except per share amounts)

	2021	2020	2019
Revenue:
Product and maintenance	$2,812,947	$2,536,617	$2,204,615
Services	175,297	146,274	131,704
Total revenue	2,988,244	2,682,891	2,336,319
Costs and expenses:
Cost of product and maintenance	222,647	231,026	189,146
Cost of services	84,359	74,472	77,211
Marketing and sales	560,262	516,460	481,673
Research and development	1,134,277	1,033,732	935,938
General and administrative	189,018	154,425	139,806
Amortization of acquired intangibles	19,640	18,009	12,128
Restructuring	(1,048)	9,215	8,621
Total costs and expenses	2,209,155	2,037,339	1,844,523
Income from operations	779,089	645,552	491,796
Interest expense	(16,980)	(20,749)	(18,829)
Other income, net	6,326	7,945	6,001
Income before provision (benefit) for income taxes	768,435	632,748	478,968
Provision (benefit) for income taxes	72,480	42,104	(510,011)
Net income	$695,955	$590,644	$988,979
Net income per share – basic	$2.54	$2.16	$3.62
Net income per share – diluted	$2.50	$2.11	$3.53
Weighted average common shares outstanding – basic	273,504	273,728	273,239
Weighted average common shares outstanding – diluted	278,858	279,641	280,515

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended January 1, 2022
(In thousands)

	2021	2020	2019
Net income	$695,955	$590,644	$988,979
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(15,423)	18,373	(8,642)
Changes in defined benefit plan liabilities	(463)	1,128	(3,504)
Total other comprehensive income (loss), net of tax effects	(15,886)	19,501	(12,146)
Comprehensive income	$680,069	$610,145	$976,833

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended January 1, 2022
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 29, 2018	280,015	$1,936,124	$(1,395,652)	$772,709	$(24,780)	$1,288,401
Net income	—	—	—	988,979	—	$988,979
Other comprehensive loss, net of taxes	—	—	—	—	(12,146)	$(12,146)
Purchase of treasury stock	(4,841)	—	(306,148)	—	—	$(306,148)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	5,923	(57,763)	110,604	—	—	$52,841
Stock received for payment of employee taxes on vesting of restricted stock	(1,242)	(13,671)	(76,909)	—	—	$(90,580)
Stock-based compensation expense	—	181,547	—	—	—	$181,547
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment				(1,999)		$(1,999)
Net income	—	—	—	590,644	—	$590,644
Other comprehensive income, net of taxes	—	—	—	—	19,501	$19,501
Purchase of treasury stock	(4,247)	—	(380,064)	—	—	$(380,064)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	4,352	(7,934)	82,736	—	—	$74,802
Stock received for payment of employee taxes on vesting of restricted stock	(1,019)	(17,632)	(92,396)	—	—	$(110,028)
Stock-based compensation expense	—	197,268	—	—	—	$197,268
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	695,955	—	$695,955
Other comprehensive loss, net of taxes	—	—	—	—	(15,886)	$(15,886)
Purchase of treasury stock	(4,401)	—	(612,297)	—	—	$(612,297)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,978	55,505	32,272	—	—	$87,777
Stock received for payment of employee taxes on vesting of restricted stock	(722)	(15,833)	(102,149)	—	—	$(117,982)
Stock-based compensation expense	—	210,090	—	—	—	$210,090
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended January 1, 2022
(In thousands)

	2021	2020	2019
Cash and cash equivalents at beginning of year	$928,432	$705,210	$533,298
Cash flows from operating activities:
Net income	695,955	590,644	988,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,308	145,653	122,789
Amortization of debt discount and fees	1,219	1,053	1,001
Stock-based compensation	210,090	197,268	181,547
(Gain) loss on investments, net	(580)	4,954	4,090
Deferred income taxes	(43,178)	(26,117)	(576,738)
Provisions for losses on receivables	525	1,628	632
ROU asset amortization and change in operating lease liabilities	(11,606)	4,483	562
Other non-cash items	427	773	428
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	2,014	(25,934)	(4,718)
Inventories	(39,027)	(25,685)	(33,024)
Prepaid expenses and other	(34,342)	(31,167)	(11,031)
Other assets	(7,133)	(71,606)	(8,011)
Accounts payable and accrued liabilities	67,356	18,394	33,915
Deferred revenue	100,731	110,173	27,498
Other long-term liabilities	16,199	10,408	1,681
Net cash provided by operating activities	1,100,958	904,922	729,600
Cash flows from investing activities:
Purchases of non-marketable investments	—	—	(33,717)
Proceeds from the sale of non-marketable investments	128	217	2,952
Purchases of property, plant and equipment	(65,298)	(94,813)	(74,605)
Purchases of intangible assets	(1,583)	—	—
Cash paid in business combinations and asset acquisitions, net of cash acquired	(226,201)	(197,562)	(338)
Net cash used for investing activities	(292,954)	(292,158)	(105,708)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350,000	150,000
Payment on revolving credit facility	—	(350,000)	(250,000)
Payment of debt issuance costs	(1,285)	—	—
Proceeds from issuance of common stock	87,772	74,803	52,842
Stock received for payment of employee taxes on vesting of restricted stock	(117,982)	(110,028)	(90,580)
Payments for repurchases of common stock	(612,297)	(380,064)	(306,148)
Net cash used for financing activities	(643,792)	(415,289)	(443,886)
Effect of exchange rate changes on cash and cash equivalents	(3,704)	25,747	(8,094)
Increase in cash and cash equivalents	160,508	223,222	171,912
Cash and cash equivalents at end of year	$1,088,940	$928,432	$705,210

Supplemental cash flow information:
Cash paid for interest	$15,950	$19,778	$17,842
Cash paid for income taxes, net	146,424	105,917	41,946

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended January 1, 2022

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc. (“Cadence”) provides solutions that enable its customers to design complex and innovative products. Cadence’s solutions are designed to give its customers a competitive edge in their development of integrated circuits (“ICs”), systems-on-chip (“SoCs”) and increasingly sophisticated electronic devices and systems by optimizing performance, minimizing power consumption, shortening the time required for customers to bring their products to market, improving engineering productivity and reducing their design, development and manufacturing costs. Cadence’s product offerings include software, hardware, services and reusable IC design blocks, which are commonly referred to as intellectual property (“IP”). Cadence also provides maintenance for its software, hardware, and IP product offerings.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence.
Cadence’s fiscal years are 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2021 and 2019 were 52- week fiscal years, while 2020 was a 53-week fiscal year.
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
Recently Adopted Accounting Standards
Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Cadence adopted the standard on January 3, 2021, the first day of fiscal 2021. The adoption of this standard did not impact Cadence’s consolidated financial statements during fiscal 2021.
New Accounting Standards Not Yet Adopted
Lessors - Certain Leases with Variable Lease Payments
In July 2021, the FASB issued ASU 2021-05, “Lessors - Certain Leases with Variable Lease Payments,” which allows lessors to classify and account for a lease with variable payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria as defined in ASC Topic 842 and (2) the lessor would have otherwise recognized a day-one loss on the lease arrangement. This standard better aligns the accounting with the underlying economics of these arrangements as lessors are not permitted to include most variable payments which do not depend on a reference index or a rate in the lease receivable while assets are derecognized at lease commencement. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Cadence adopted this standard on January 2, 2022, the first day of fiscal 2022, on a prospective basis. This standard is not expected to have a material impact on Cadence’s consolidated financial statements and related disclosures.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which that requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with “Revenue from Contracts with Customers (Topic 606)” as if the acquiring entity had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. Cadence adopted this standard on January 2, 2022, the first day of fiscal 2022. The impact of the standard on Cadence’s consolidated financial statements is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed prior to the adoption date.

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
Inventories
Inventories are computed at standard costs which approximate actual costs and are valued at the lower of cost or net realizable value based on the first-in, first-out method. Cadence’s inventories include high technology parts and components for complex emulation and prototyping hardware systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to manage the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s policy is to reserve for inventory in excess of 12-month demand or for other known obsolescence or realization issues.
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

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Capitalized costs were not material during fiscal 2021, 2020 or 2019.
Cadence recorded depreciation and amortization expense of $71.2 million, $67.6 million and $63.3 million during fiscal 2021, 2020 and 2019, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2021, 2020 and 2019 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs were $43.9 million and $36.7 million as of January 1, 2022, and January 2, 2021, respectively, and are included in other assets in Cadence’s consolidated balance sheet. Amortization of these assets was $40.1 million, $34.6 million and $29.4 million during fiscal 2021, 2020 and 2019, respectively, and is included in sales and marketing expense in Cadence’s consolidated income statement.
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
Long-Lived Assets, Including Acquired Intangibles
Cadence’s long-lived assets consist of property, plant and equipment, and acquired intangibles. Acquired intangibles consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, capitalized software, and in-process research and development. These acquired intangibles are acquired through business combinations or direct purchases. Acquired intangibles with definite lives are amortized on a straight-line basis over the estimated economic life of the underlying products and technologies, which range from three years to fifteen years. Acquired intangibles with indefinite lives, or in-process technology, consists of projects that had not reached technological feasibility by the date of acquisition. Upon completion of the project, the assets are amortized over their estimated useful lives. If the project is abandoned rather than completed, the asset is written off. In-process technology is tested for impairment annually and as necessary if changes in facts and circumstances indicate that the assets might be impaired.
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
Leases
Lessee Considerations
Cadence has operating leases primarily consisting of facilities with remaining lease terms of approximately one year to fourteen years. Cadence has options to terminate many of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that Cadence will not exercise the early termination option. For certain leases, Cadence has options to extend the lease term for additional periods ranging from one year to ten years. Renewal options are not considered in the remaining lease term unless it is reasonably certain that Cadence will exercise such options.

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
Cadence’s leases range in duration up to three years with payments generally collected in equal quarterly installments. Cadence’s leases do not include termination rights or variable pricing and typically do not include purchase rights at the end of the lease. Short-term leases are usually less than two years and are classified as operating leases with revenue recognized and depreciation expensed on a straight-line basis over the term of the lease. Long-term leases are typically for three years and are classified as sales-type leases with revenue and cost of sales recognized upon installation.
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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded as a component of retained earnings by Cadence on the reissuance of treasury stock during fiscal 2021, 2020 or 2019.
Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which Cadence expects to be entitled in exchange for promised goods or services. Cadence’s performance obligations are satisfied either over time or at a point in time. In any fiscal year, between 85% and 90% of revenue is characterized as recurring revenue. Revenue characterized as recurring includes revenue recognized over time from Cadence’s software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware and revenue recognized at varying points in time over the term of our IP Access Agreements (“IPAA”) that include non-cancellable commitments from customers. The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of emulation and prototyping hardware and individual IP licenses.
Product and maintenance revenue includes Cadence’s licenses of software and IP, sales of emulation hardware and the related maintenance on these licenses and sales.
Services revenue includes revenue received for performing engineering services (which are generally not related to the functionality of other licensed products), customized IP on a fixed fee basis, and sales from cloud-based solutions that provide customers with software and services over a period of time.
Cadence enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, Cadence allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its SSP. Cadence generates revenue from contracts with customers and applies judgement in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.
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
The fair value of stock options and purchase rights issued under Cadence’s Employee Stock Purchase Plan (“ESPP”) are calculated using the Black-Scholes option pricing model. The computation of the expected volatility assumption used for new awards is based on a weighting of historical and implied volatilities. When determining the expected term, Cadence reviews historical employee exercise behavior from options having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes for the comparable term in effect at the time of grant. The expected dividend yield used in the calculation is zero because Cadence has not historically paid and currently does not expect to pay dividends in the foreseeable future.
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $7.5 million, $7.1 million and $8.4 million during fiscal 2021, 2020 and 2019, respectively, and is included in marketing and sales in the consolidated income statements.

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
Cadence records estimated provisions for termination benefits and outplacement costs along with other personnel-related restructuring costs, asset impairments related to abandoned assets and other costs associated with the restructuring plan. Cadence regularly evaluates the adequacy of its restructuring liabilities and adjusts the balances based on actual costs incurred or changes in estimates and assumptions. Subsequent adjustments to restructuring accruals are classified as restructuring in the consolidated income statements.
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
For additional discussion of income taxes, see Note 8 in the notes to the consolidated financial statements.
NOTE 3. DEBT
Cadence’s outstanding debt as of January 1, 2022 and January 2, 2021 was as follows:

	January 1, 2022			January 2, 2021
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$—	$—	$—
2024 Notes	350,000	(2,412)	347,588	350,000	(3,207)	346,793
Total outstanding debt	$350,000	$(2,412)	$347,588	$350,000	$(3,207)	$346,793

Revolving Credit Facility
In June 2021, Cadence terminated its existing revolving credit facility, dated January 30, 2017, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700 million, with the right to request increased capacity up to an additional $350 million upon the receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under such credit facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Debt issuance costs of $1.3 million were recorded to other assets in Cadence’s consolidated balance sheet at the inception of the agreement and are being amortized to interest expense over the term of the 2021 Credit Facility.
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
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness and grant liens. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of January 1, 2022, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $376.4 million as of January 1, 2022.
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
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of January 1, 2022 and January 2, 2021 were as follows:

	As of
	January 1, 2022	January 2, 2021
	(In thousands)
Accounts receivable	$185,599	$196,990
Unbilled accounts receivable	155,689	144,364
Long-term receivables	5,098	3,655
Total receivables	346,386	345,009
Less allowance for doubtful accounts	(3,692)	(2,867)
Total receivables, net	$342,694	$342,142
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of January 1, 2022 and January 2, 2021, no customer accounted for 10% or more of Cadence’s total receivables.

Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2021, 2020 and 2019 were as follows:

	Balance at Beginning of Period*	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended January 1, 2022	$2,867	$525	$780	$(480)	$3,692
Year ended January 2, 2021	2,868	1,628	225	(1,854)	2,867
Year ended December 28, 2019	$3,936	$632	$—	$(3,699)	$869
_____________
* Beginning balance for the year ended January 2, 2021 reflects the cumulative-effect adjustment recorded in connection with the adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” on the first day of fiscal 2020.

NOTE 5. REVENUE
Cadence groups its products into five categories related to major design activities. The following table shows the percentage of product and related maintenance revenue contributed by each of Cadence’s five product categories and services for fiscal 2021, 2020 and 2019:

	2021	2020	2019
Custom IC Design and Simulation	23%	25%	25%
Digital IC Design and Signoff	29%	29%	30%
Functional Verification, including Emulation and Prototyping Hardware*	24%	22%	23%
IP	13%	14%	13%
System Design and Analysis	11%	10%	9%
Total	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No one customer accounted for 10% or more of total revenue during fiscal 2021, 2020 or 2019.
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
The contract assets indicated below are included in prepaid expenses and other in the consolidated balance sheet and primarily relate to Cadence’s rights to consideration for work completed but not billed as of the balance sheet date on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of January 1, 2022 and January 2, 2021 were as follows:

	As of
	January 1, 2022	January 2, 2021
	(In thousands)
Contract assets	$6,811	$9,709
Deferred revenue	655,090	553,921
Cadence recognized revenue of $430.2 million, $345.9 million and $311.8 million during fiscal 2021, 2020 and 2019, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Some customers enter into a non-cancellable IPAAs whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of IP products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the IPAA is treated as an individual contract and accounted for based on the respective performance obligations. Cadence records a customer deposit liability for amounts received from customers prior to the arrangement meeting the definition of a revenue contract.

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $4.4 billion as of January 1, 2022, which included $119.5 million of non-cancellable IPAA commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of January 1, 2022, Cadence expected to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancellable IPAA commitments, as revenue over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $47.1 million, $51.2 million and $40.4 million during fiscal 2021, 2020 and 2019, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 6. ACQUISITIONS
2021 Acquisitions
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
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of NUMECA based on their respective estimated fair values on the acquisition date as follows:

Acquisition Date Fair Value
(In thousands)
Current assets	$16,423
Goodwill	133,077
Acquired intangibles	72,200
Other long-term assets	6,928
Total assets acquired	228,628
Current liabilities	9,951
Long-term liabilities	20,475
Total liabilities assumed	30,426
Total purchase consideration	$198,202
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies from combining operations of NUMECA with Cadence. Cadence expects all of the goodwill related to the acquisition of NUMECA to be deductible for tax purposes.
On April 14, 2021, Cadence acquired all of the outstanding equity of Pointwise, Inc. (“Pointwise”), a leader in mesh generation for CFD for cash consideration of approximately $31.4 million, net of cash acquired. The addition of Pointwise’s technologies and experienced team supports Cadence’s Intelligent System Design strategy and further broadens its System Design and Analysis portfolio, complementing its acquisition of NUMECA. The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $16.7 million of definite-lived intangible assets and $16.7 million of goodwill with its acquisition of Pointwise. All of the goodwill related to Cadence’s acquisition of Pointwise is expected to be deductible for tax purposes.
Cadence completed two additional acquisitions during fiscal 2021. These acquisitions are not material to the consolidated financial statements.

Definite-lived intangible assets acquired with Cadence’s fiscal 2021 acquisitions were as follows:

	Acquisition Date Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$59,100	13.7 years
Agreements and relationships	28,900	13.7 years
Tradenames, trademarks and patents	4,600	14.3 years
Total acquired intangibles with definite lives	$92,600	13.7 years
2020 Acquisitions
In fiscal 2020, Cadence acquired all of the outstanding equity of AWR Corporation (“AWR”) and Integrand Software, Inc. (“Integrand”). These acquisitions enhanced Cadence’s technology portfolio to address growing radio frequency design activity, driven by expanding use of 5G communications.
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
With its acquisitions of AWR and Integrand, Cadence recorded $101.3 million of definite-lived intangible assets with a weighted average amortization period of approximately nine years. The definite-lived intangible assets related primarily to existing technology and customer agreements and relationships. Cadence also recorded $119.4 million of goodwill and $25.1 million of net liabilities, consisting primarily of deferred tax liabilities, assumed deferred revenue and trade accounts receivable. The recorded goodwill was primarily related to the acquired assembled workforce and expected synergies from combining operations of the acquired companies with Cadence. None of the goodwill related to the acquisitions of AWR and Integrand is deductible for tax purposes.
Cadence completed one additional acquisition during fiscal 2020 that was not material to the consolidated financial statements.
Pro Forma Financial Information
Cadence has not presented pro forma financial information for any of the businesses it acquired during fiscal 2021 and fiscal 2020 because the results of operations for these businesses are not material to Cadence’s consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, were not material during fiscal 2021, 2020 or 2019 and were expensed as incurred in Cadence’s consolidated income statements.
NOTE 7. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2021 and 2020 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 28, 2019	$661,856
Goodwill resulting from acquisitions	120,564
Effect of foreign currency translation	(333)
Balance as of January 2, 2021	782,087
Goodwill resulting from acquisitions	154,362
Effect of foreign currency translation	(8,091)
Balance as of January 1, 2022	$928,358
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2021 and determined that the fair value of Cadence’s single reporting unit exceeded the carrying amount of its net assets and that no impairment existed.

Acquired Intangibles, Net
Acquired intangibles as of January 1, 2022 were as follows, excluding intangibles that were fully amortized as of January 2, 2021:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$405,481	$(254,599)	$150,882
Agreements and relationships	205,057	(130,187)	74,870
Tradenames, trademarks and patents	10,666	(3,153)	7,513
Total acquired intangibles	$621,204	$(387,939)	233,265
Acquired intangibles as of January 2, 2021 were as follows, excluding intangibles that were fully amortized as of December 28, 2019:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$370,838	$(230,654)	$140,184
Agreements and relationships	180,023	(113,629)	66,394
Tradenames, trademarks and patents	10,590	(6,578)	4,012
Total acquired intangibles	$561,451	$(350,861)	$210,590
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2021, 2020 and 2019, by consolidated income statement caption, was as follows:

	2021	2020	2019
	(In thousands)
Cost of product and maintenance	$47,576	$46,184	$40,951
Amortization of acquired intangibles	19,640	18,009	12,128
Total amortization of acquired intangibles	$67,216	$64,193	$53,079
As of January 1, 2022, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2022	$50,673
2023	35,142
2024	33,383
2025	22,741
2026	17,661
Thereafter	73,665
Total estimated amortization expense	$233,265
NOTE 8. INCOME TAXES
Cadence’s income before provision (benefit) for income taxes included income from the United States and from foreign subsidiaries for fiscal 2021, 2020 and 2019, was as follows:

	2021	2020	2019
	(In thousands)
United States	$376,037	$256,032	$139,306
Foreign subsidiaries	392,398	376,716	339,662
Total income before provision (benefit) for income taxes	$768,435	$632,748	$478,968

Cadence’s provision (benefit) for income taxes was comprised of the following items for fiscal 2021, 2020 and 2019:

	2021	2020	2019
	(In thousands)
Current:
Federal	$19,957	$15,083	$15,282
State and local	25,246	6,401	2,716
Foreign	70,455	46,737	48,729
Total current	115,658	68,221	66,727

Deferred:
Federal	(16,415)	(11,155)	(9,001)
State and local	(30,406)	(24,186)	6,593
Foreign	3,643	9,224	(574,330)
Total deferred	(43,178)	(26,117)	(576,738)

Total provision (benefit) for income taxes	$72,480	$42,104	$(510,011)
During the fourth quarter of fiscal 2021, Cadence recognized a tax benefit of approximately $10.5 million due to a release of the valuation allowance on our Massachusetts research and development tax credit deferred tax assets. Cadence expects to utilize these tax credits prior to expiration based on strong current earnings and future taxable income projections.
During the third quarter of fiscal 2020, Cadence recognized a tax benefit of approximately $22.2 million due to a partial release of the valuation allowance on our California research and development tax credit deferred tax assets as a result of certain tax elections made in Cadence’s 2019 California tax return.
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
The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rates of 21% to income before provision (benefit) for income taxes for fiscal 2021, 2020, and 2019 as follows:

	2021	2020	2019
	(In thousands)
Provision computed at federal statutory income tax rate	$161,880	$132,877	$100,583
State and local income tax, net of federal tax effect	24,640	20,936	23,221
Intercompany transfers of intangible property rights	—	—	(575,618)
Foreign income tax rate differential	(26,887)	(32,589)	(37,786)
Foreign-derived intangible income deduction	(22,050)	(3,762)	(1,201)
U.S. tax on foreign entities	51,112	43,615	57,225
Stock-based compensation	(55,091)	(51,226)	(29,785)
Change in deferred tax asset valuation allowance	(8,262)	(9,101)	16,796
Tax credits	(90,054)	(89,684)	(87,793)
Non-deductible research and development expense	4,443	5,163	4,363
Withholding taxes	23,495	17,189	15,865
Other	9,254	8,686	4,119
Provision (benefit) for income taxes	$72,480	$42,104	$(510,011)
Effective tax rate	9%	7%	(106)%

The components of deferred tax assets and liabilities consisted of the following as of January 1, 2022 and January 2, 2021:

	As of
	January 1, 2022	January 2, 2021
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$147,248	$197,436
Reserves and accruals	72,287	60,272
Intangible assets	568,199	578,267
Capitalized research and development expense for income tax purposes	34,467	39,427
Operating loss carryforwards	6,630	5,935
Deferred income	42,753	21,170
Capital loss carryforwards	16,957	16,944
Stock-based compensation costs	17,690	14,656
Depreciation and amortization	5,005	4,402
Investments	6,833	2,521
Lease liability	27,362	31,278
Prepaid expenses	53,893	—
Total deferred tax assets	999,324	972,308
Valuation allowance	(108,158)	(116,419)
Net deferred tax assets	891,166	855,889

Deferred tax liabilities:
Intangible assets	(55,178)	(44,549)
Undistributed foreign earnings	(45,460)	(41,957)
ROU assets	(27,362)	(31,278)
Other	(8,528)	(10,749)
Total deferred tax liabilities	(136,528)	(128,533)
Total net deferred tax assets	$754,638	$727,356
During fiscal 2021, 2020 and 2019 Cadence maintained valuation allowances of $108.2 million, $116.4 million, and $125.5 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:
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
The valuation allowance decreased by $8.3 million during fiscal 2021, decreased by $9.1 million during fiscal 2020 and increased by $16.8 million during fiscal 2019. The valuation allowance activity was primarily related to state research and development tax credits and certain foreign tax credits.

As of January 1, 2022, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$428	from 2027 through 2033
California	27,044	from 2025 through 2038
Other states (tax effected, net of federal benefit)	1,174	from 2022 through 2037
Foreign (tax effected)	3,478	from 2030 through indefinite
As of January 1, 2022, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$46,743	from 2029 through 2041
California	77,651	indefinite
Other states	14,361	from 2025 through indefinite
Foreign	27,814	from 2037 through indefinite
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of January 1, 2022, Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States – Federal	2017
United States – California	2015
Ireland	2017
Israel	2016
Korea	2016
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$113,021	$106,041	$101,857
Gross amount of the increases (decreases) in unrecognized tax benefits of tax positions taken during a prior year*	15,414	5,037	(3,143)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	5,100	3,344	8,951
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(270)	(1,316)	(380)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(2,778)	(676)	(1,692)
Effect of foreign currency translation	43	591	448
Unrecognized tax benefits at the end of the fiscal year	$130,530	$113,021	$106,041

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$79,654	$66,010	$61,527
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions

Cadence is currently under examination or contesting proposed adjustments by various domestic and international taxing authorities. It is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $20.6 million during the next 12 months. The potential decrease could be primarily driven by settlements with tax authorities. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision (benefit) for income taxes for fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(In thousands)
Interest	$1,171	$473	$490
Penalties	(11)	(3)	19
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of January 1, 2022 and January 2, 2021 were as follows:

	As of
	January 1, 2022	January 2, 2021
	(In thousands)
Interest	$4,921	$3,555
Penalties	—	12
NOTE 9. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2020, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 9.0 million. As of January 1, 2022, the total number of shares available for future issuance under the Omnibus Plan was 14.4 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a period of three years to four years. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of January 1, 2022, the total number of shares available for future issuance under the Directors Plan was 0.5 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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

Stock-Based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(In thousands)
Stock options	$9,051	$8,062	$6,806
Restricted stock	181,946	173,193	164,078
ESPP	19,093	16,013	10,663
Total stock-based compensation expense	$210,090	$197,268	$181,547

Income tax benefit	$33,958	$31,857	$30,118
Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2021, 2020 and 2019 as follows:

	2021	2020	2019
	(In thousands)
Cost of product and maintenance	$4,161	$2,922	$2,759
Cost of services	3,375	3,720	3,510
Marketing and sales	43,264	42,096	39,088
Research and development	131,247	124,999	114,656
General and administrative	28,043	23,531	21,534
Total stock-based compensation expense	$210,090	$197,268	$181,547
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Dividend yield	None	None	None
Expected volatility	31.7%	25.1%	24.4%
Risk-free interest rate	1.02%	1.36%	2.47%
Expected term (in years)	4.8	4.8	4.8
Weighted average fair value of options granted	$46.10	$19.38	$14.58
A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2021 is presented below:

		Weighted Average	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of January 2, 2021	3,934	$36.72
Granted	612	159.25
Exercised	(1,066)	22.37
Forfeited	(61)	61.38
Options outstanding as of January 1, 2022	3,419	$62.69	3.5	$422,830
Options vested as of January 1, 2022	2,425	$39.16	2.7	$356,981

Cadence had total unrecognized compensation expense related to stock option grants of $32.8 million as of January 1, 2022, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.7 years.
The total intrinsic value of and cash received from options exercised during fiscal 2021, 2020 and 2019 was:

	2021	2020	2019
	(In thousands)
Intrinsic value of options exercised	$129,403	$109,193	$51,625
Cash received from options exercised	23,844	26,474	14,553
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
Certain long-term, market-based performance stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Stock-based compensation expense is recognized straight-line over the vesting term. If the market-based performance conditions are not ultimately met, compensation expense previously recognized is not reversed. As of January 1, 2022, Cadence had 1.3 million shares of unvested long-term, market-based performance stock awards outstanding.
Stock-based compensation expense related to performance-based and market-based performance restricted stock grants for fiscal 2021, 2020 and 2019 was as follows:

	2021	2020	2019
	(In thousands)
Stock-based compensation expense related to performance-based restricted stock	$16,225	$14,859	$12,640
Stock-based compensation expense related to market-based performance stock awards	6,453	8,335	7,019
A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2021 is presented below:

		Weighted Average Grant Date	Weighted Average Remaining Vesting Terms	Aggregate Intrinsic
	Shares	Fair Value	(Years)	Value
	(In thousands)			(In thousands)
Unvested shares as of January 2, 2021	6,239	$63.12
Granted	1,688	141.97
Vested	(2,570)	61.61
Forfeited	(426)	75.92
Unvested shares as of January 1, 2022	4,931	$89.91	1.2	$918,769
Cadence had total unrecognized compensation expense related to restricted stock grants of $341.0 million as of January 1, 2022, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.0 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2021, 2020 and 2019 was:

	2021	2020	2019
	(In thousands)
Fair value of restricted stock realized upon vesting	$365,298	$358,261	$298,320

Employee Stock Purchase Plan
Cadence provides an ESPP that enables eligible employees to purchase shares of its common stock. Offering periods under the plan last a duration of six months beginning on either February 1 or August 1, with the purchase dates falling on the last day of the six-month offering period. For the offering periods that commenced February 1, 2021 and August 1, 2021, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 12% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $15,000. The ESPP may be amended from time to time. As of January 1, 2022, the total number of shares available for future issuance under the ESPP was 4.6 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Dividend yield	None	None	None
Expected volatility	31.5%	32.6%	27.9%
Risk-free interest rate	0.07%	0.80%	2.23%
Expected term (in years)	0.5	0.5	0.5
Weighted average fair value of options granted	$33.77	$23.08	$14.37
Shares of common stock issued under the ESPP for fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	624	785	988
Cash received for the purchase of shares under the ESPP	$63,932	$48,328	$38,290
Weighted average purchase price per share	$102.41	$61.55	$38.74
Reserved for Future Issuance
As of January 1, 2022, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	19,006
Employee stock purchase plans	4,630
Directors stock plans*	622
Total	24,258
_____________
*Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.
NOTE 10. STOCK REPURCHASE PROGRAMS
At the end of fiscal 2020, approximately $739 million remained available under Cadence’s previously announced authorization to repurchase shares of its common stock. In August 2021, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of January 1, 2022, approximately $1.1 billion of the share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(In thousands)
Shares repurchased	4,401	4,247	4,841
Total cost of repurchased shares	$612,297	$380,064	$306,148

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
The calculations for basic and diluted net income per share for fiscal 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(In thousands, except per share amounts)
Net income	$695,955	$590,644	$988,979
Weighted average common shares used to calculate basic net income per share	273,504	273,728	273,239
Stock-based awards	5,354	5,913	7,276
Weighted average common shares used to calculate diluted net income per share	278,858	279,641	280,515
Net income per share – basic	$2.54	$2.16	$3.62
Net income per share – diluted	$2.50	$2.11	$3.53
The following table presents shares of Cadence’s common stock outstanding for fiscal 2021, 2020 and 2019 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2021	2020	2019
	(In thousands)
Long-term market-based awards	—	383	1,097
Options to purchase shares of common stock	214	201	359
Non-vested shares of restricted stock	41	58	727
Total potential common shares excluded	255	642	2,183

NOTE 12. LEASES
Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was as follows during fiscal 2021, 2020 and 2019:

	2021	2020	2019
	(In thousands)
Operating lease expense	$43,210	$39,731	$34,709
Additional activity related to Cadence’s leases during fiscal 2021 and 2020 was as follows:

	2021	2020
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$50,151	$34,723
ROU assets obtained in exchange for operating lease obligations	31,813	63,057

ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the consolidated balance sheet as follows:

	As of
	January 1, 2022	January 2, 2021
	(In thousands)
Other assets	$130,124	$133,354

Accounts payable and accrued liabilities	25,271	33,920
Other long-term liabilities	107,121	113,916
Total lease liabilities	$132,392	$147,836

Weighted average remaining lease term (in years)	6.5	6.7
Weighted average discount rate	3.6%	3.8%
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of January 1, 2022, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2022	$28,471
2023	26,828
2024	23,271
2025	19,715
2026	13,298
Thereafter	36,770
Total future lease payments	148,353
Less imputed interest	(15,961)
Total lease liability balance	$132,392
As of January 1, 2022, Cadence had additional operating lease obligations of approximately $22.7 million for facility leases that will commence in fiscal 2022.

NOTE 13. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of January 1, 2022 and January 2, 2021 is as follows:

	As of
	January 1, 2022	January 2, 2021
	(In thousands)
Inventories:
Raw materials	$88,629	$63,647
Finished goods	27,092	12,309
Inventories	$115,721	$75,956

Prepaid expenses and other:
Prepaid income taxes	$85,320	$55,366
Other prepaid expenses and other assets	88,192	80,346
Prepaid expenses and other	$173,512	$135,712

Property, plant and equipment:
Computer equipment and related software	$636,069	$616,836
Buildings	126,557	126,666
Land	55,842	55,848
Leasehold, building and land improvements	137,778	129,155
Furniture and fixtures	27,798	27,064
Equipment	40,603	38,732
In-process capital assets	13,830	10,774
Total cost	1,038,477	1,005,075
Less: Accumulated depreciation and amortization	(732,566)	(693,950)
Property, plant and equipment, net	$305,911	$311,125

Other assets:
Non-marketable investments	$127,501	$132,226
ROU lease assets	130,124	133,354
Other long-term assets	181,601	170,526
Other assets	$439,226	$436,106

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$254,090	$219,289
Customer deposits	64,117	27,888
Other accrued operating liabilities	99,076	102,774
Accounts payable and accrued liabilities	$417,283	$349,951

Other long-term liabilities:
Operating lease liabilities	$107,121	$113,916
Other accrued liabilities	118,542	93,186
Other long-term liabilities	$225,663	$207,102

NOTE 14. INVESTMENTS
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
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock, convertible debt or other instruments of privately held entities and are included in other assets on Cadence’s consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $125.9 million and $130.7 million as of January 1, 2022 and January 2, 2021, respectively. During fiscal 2021 and fiscal 2020, Cadence recorded losses of $1.1 million and $4.6 million, respectively, to other income, net in Cadence’s consolidated income statements, which represented Cadence’s proportionate share of net income from the investee, offset by amortization of basis differences.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $1.6 million and $1.6 million as of January 1, 2022 and January 2, 2021, respectively. Gains and losses on these investments are recorded to other income, net in Cadence’s consolidated income statements and were not material to Cadence’s consolidated financial statements for fiscal 2021, 2020 or 2019.
NOTE 15. FAIR VALUE
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during fiscal 2021.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of January 1, 2022 and January 2, 2021:

	Fair Value Measurements as of January 1, 2022:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$658,474	$658,474	$—	$—
Marketable equity securities	5,956	5,956	—	—
Securities held in NQDC trust	56,165	56,165	—	—
Total Assets	$720,595	$720,595	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	306	—	306	—
Total Liabilities	$306	$—	$306	$—

	Fair Value Measurements as of January 2, 2021:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$541,386	$541,386	$—	$—
Marketable equity securities	4,452	4,452	—	—
Securities held in NQDC trust	42,769	42,769	—	—
Foreign currency exchange contracts	8,868	—	8,868	—
Total Assets	$597,475	$588,607	$8,868	$—

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
Level 3 Measurements
During fiscal 2021, Cadence acquired intangible assets of $88.9 million with its acquisition of NUMECA and Pointwise. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach and level 3 inputs.
For acquired existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. For NUMECA, Cadence assumed technological obsolescence at a rate of 6.7% annually, before applying an assumed royalty rate of 22%. For Pointwise, Cadence assumed technological obsolescence at a rate of 10.0% annually, before applying an assumed royalty rate of 25%. The present value of after-tax royalty savings were determined using discount rates ranging from 10.5% to 12.0%.
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
During fiscal 2020, Cadence acquired intangible assets of $101.3 million during the first quarter of fiscal 2020 with its acquisition of AWR and Integrand. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach, which include level 3 inputs.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from existing technology over the estimated remaining life of the technology, including the effect of technological obsolescence which was estimated at a rate between 5% and 7.5% annually, before applying an assumed royalty rate of 20%. The present value of after-tax royalty savings were determined using discount rates ranging from 10% to 11.5%.

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
Cadence also assumed obligations related to deferred revenue of $6.9 million during fiscal 2020 with its acquisition of AWR. The fair value of these obligations was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to fulfill the contracted obligations plus an assumed profit margin, which approximates the amount that AWR would be required to pay a third party to assume the obligation.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and assumed liabilities are reasonable, but significant judgment is involved.
NOTE 16. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated restructuring plans, most recently in fiscal 2020, in an effort to better align its resources with its business strategy. The charges associated with these restructuring plans have primarily been comprised of severance payments and termination benefits related to headcount reductions and charges related to impacted facilities and are included in restructuring and other charges on Cadence’s consolidated income statements.
The following table presents activity for Cadence’s restructuring plans during fiscal 2021, 2020 and 2019:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 29, 2018	$11,176	$848	$12,024
Restructuring	8,649	(28)	8,621
Cash payments	(10,714)	(420)	(11,134)
Effect of foreign currency translation	118	9	127
Balance, December 28, 2019	$9,229	$409	$9,638
Restructuring	7,476	1,739	9,215
Cash payments	(9,424)	(773)	(10,197)
Effect of foreign currency translation	40	(3)	37
Balance, January 2, 2021	$7,321	$1,372	$8,693
Restructuring	(1,480)	432	(1,048)
Cash payments	(5,774)	(1,761)	(7,535)
Effect of foreign currency translation	(67)	—	(67)
Balance, January 1, 2022	$—	$43	$43
All remaining liabilities for Cadence’s restructuring plans represent liabilities from vacated facilities and are included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet as of January 1, 2022. Restructuring liabilities included in other long-term liabilities represent liabilities from vacated facilities, and Cadence expects to make cash payments to settle these liabilities through fiscal 2022.
Other Termination Benefits
During the second quarter of fiscal 2021, Cadence offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge of $26.8 million for voluntary termination and post-employment benefits. These charges are included in each category of costs and expenses on Cadence’s consolidated income statements. As of January 1, 2022, liabilities related to the voluntary retirement program were $17.5 million and were included in accounts payable and accrued liabilities and other long-term liabilities on Cadence’s consolidated balance sheet. Cadence expects to make cash payments to settle these liabilities through fiscal 2023, including $17.0 million that is expected to be paid within the next twelve months.

NOTE 17. OTHER INCOME, NET
Cadence’s other income, net, for fiscal 2021, 2020 and 2019 was as follows:

	2021	2020	2019
	(In thousands)
Interest income	$2,634	$3,817	$9,509
Gains (losses) on marketable equity investments	1,504	(148)	713
Losses on non-marketable equity investments	(924)	(4,806)	(4,802)
Gains on securities in NQDC trust	6,163	4,881	5,402
Gains (losses) on foreign exchange	(2,789)	4,429	(4,111)
Other expense, net	(262)	(228)	(710)
Total other income, net	$6,326	$7,945	$6,001
NOTE 18. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Cadence had purchase obligations of $62.4 million as of January 1, 2022 that were associated with agreements or commitments for purchases of goods or services. Cadence expects to settle $50.9 million of these obligations within the next 12 months.
Legal Proceedings
From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and legal proceedings related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2021, 2020 or 2019.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during fiscal 2021, 2020 or 2019.
NOTE 19. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(In thousands)
Contributions to defined contribution plans	$33,029	$27,152	$25,269
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
Accumulated other comprehensive loss was comprised of the following as of January 1, 2022, and January 2, 2021:

	As of
	January 1, 2022	January 2, 2021
	(In thousands)
Foreign currency translation loss	$(26,553)	$(11,130)
Changes in defined benefit plan liabilities	(6,758)	(6,295)
Total accumulated other comprehensive loss	$(33,311)	$(17,425)
For fiscal 2021, 2020 and 2019, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.
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
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Property, plant and equipment is attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for fiscal 2021, 2020 and 2019:

	2021	2020	2019
	(In thousands)
Americas:
United States	$1,292,980	$1,096,263	$982,380
Other Americas	42,141	43,652	43,473
Total Americas	1,335,121	1,139,915	1,025,853
Asia:
China	378,160	406,645	241,474
Other Asia	566,772	487,362	459,028
Total Asia	944,932	894,007	700,502
Europe, Middle East and Africa	523,390	469,804	433,314
Japan	184,801	179,165	176,650
Total	$2,988,244	$2,682,891	$2,336,319

The following table presents a summary of property, plant and equipment by geography as of January 1, 2022, January 2, 2021 and December 28, 2019:

	As of
	January 1, 2022	January 2, 2021	December 28, 2019
	(In thousands)
Americas:
United States	$238,263	$248,292	$220,023
Other Americas	623	753	728
Total Americas	238,886	249,045	220,751
Asia:
China	15,010	16,416	15,729
Other Asia	35,458	28,668	27,890
Total Asia	50,468	45,084	43,619
Europe, Middle East and Africa	16,033	16,304	10,474
Japan	524	692	1,011
Total	$305,911	$311,125	$275,855

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
3.01	The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.	10-Q	000-15867	3.01	7/22/2019
3.02	The Registrant’s Amended and Restated Bylaws, effective as of February 10, 2021.	8-K	000-15867	3.01	2/12/2021
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
4.04	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.01*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.02*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.03*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.04*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-240302	99.01	8/3/2020
10.05*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-K	000-15867	10.16	2/22/2021
10.06*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-K	000-15867	10.17	2/22/2021
10.07*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.08*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.09*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.10*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.11	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.12*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
10.13*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018
10.14*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.	10-K	000-15867	10.26	2/24/2020
10.15*	The Registrant’s Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.16*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016

10.17*	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.18*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016
10.19*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.20*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.21*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.22*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.23*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.24*	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.	10-Q	000-15867	10.01	4/25/2018
10.25*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.26*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.	10-K	000-15867	10.49	2/18/2016
10.27*	Amended and Restated Employment Agreement, effective as of December 15, 2021, between the Registrant and Anirudh Devgan.	8-K/A	000-15867	10.01	12/17/2021
10.28*	Executive Chairman Agreement, effective as of December 15, 2021, between the Registrant and Lip-Bu Tan.	8-K/A	000-15867	10.02	12/17/2021
10.29	Credit Agreement, dated as of June 30, 2021, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	7/1/2021
16.01	Letter from KPMG LLP dated March 3, 2020.	8-K	000-15867	16.01	3/3/2020
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
23.02	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC.

/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer
Dated:	February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anirudh Devgan	DATE:	February 22, 2022
Anirudh Devgan
President and Chief Executive Officer

/s/ John M. Wall	DATE:	February 22, 2022
John M. Wall
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anirudh Devgan, John M. Wall and Alinka Flaminia, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Lip-Bu Tan	February 22, 2022
Lip-Bu Tan, Executive Chair

/s/	Dr. John B. Shoven	February 22, 2022
Dr. John B. Shoven, Lead Independent Director

/s/	Mark W. Adams	February 22, 2022
Mark W. Adams, Director

/s/	Ita Brennan	February 22, 2022
Ita Brennan, Director

/s/	Lewis Chew	February 22, 2022
Lewis Chew, Director

/s/	Mary Louise Krakauer	February 22, 2022
Mary Louise Krakauer, Director

/s/	Julia Liuson	February 22, 2022
Julia Liuson, Director

/s/	Dr. James D. Plummer	February 22, 2022
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 22, 2022
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Young K. Sohn	February 22, 2022
Young K. Sohn, Director