Form 10-Q
period 2022-04-02
CADENCE DESIGN SYSTEMS INC
filed 2022-04-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On April 2, 2022, approximately 275,759,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	April 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,134,752	$1,088,940
Receivables, net	361,789	337,596
Inventories	110,213	115,721
Prepaid expenses and other	128,143	173,512
Total current assets	1,734,897	1,715,769
Property, plant and equipment, net	310,690	305,911
Goodwill	923,719	928,358
Acquired intangibles, net	219,110	233,265
Deferred taxes	787,111	763,770
Other assets	419,540	439,226
Total assets	$4,395,067	$4,386,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$360,547	$417,283
Current portion of deferred revenue	600,279	553,942
Total current liabilities	960,826	971,225
Long-term liabilities:
Long-term portion of deferred revenue	106,838	101,148
Long-term debt	347,792	347,588
Other long-term liabilities	219,428	225,663
Total long-term liabilities	674,058	674,399
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock and capital in excess of par value	2,552,207	2,467,701
Treasury stock, at cost	(3,025,728)	(2,740,003)
Retained earnings	3,281,623	3,046,288
Accumulated other comprehensive loss	(47,919)	(33,311)
Total stockholders’ equity	2,760,183	2,740,675
Total liabilities and stockholders’ equity	$4,395,067	$4,386,299

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue:
Product and maintenance	$846,244	$699,054
Services	55,522	36,974
Total revenue	901,766	736,028
Costs and expenses:
Cost of product and maintenance	72,795	64,906
Cost of services	25,048	19,061
Marketing and sales	140,186	132,826
Research and development	290,895	270,992
General and administrative	48,937	39,952
Amortization of acquired intangibles	4,964	4,631
Restructuring	12	(277)
Total costs and expenses	582,837	532,091
Income from operations	318,929	203,937
Interest expense	(4,108)	(4,217)
Other income (expenses), net	(4,900)	2,701
Income before provision for income taxes	309,921	202,421
Provision for income taxes	74,586	15,252
Net income	$235,335	$187,169
Net income per share – basic	$0.86	$0.68
Net income per share – diluted	$0.85	$0.67
Weighted average common shares outstanding – basic	272,431	274,021
Weighted average common shares outstanding – diluted	276,918	280,140

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$235,335	$187,169
Other comprehensive loss, net of tax effects:
Foreign currency translation adjustments	(14,774)	(9,923)
Changes in defined benefit plan liabilities	166	311
Total other comprehensive loss, net of tax effects	(14,608)	(9,612)
Comprehensive income	$220,727	$177,557

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended April 2, 2022
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675
Net income	—	—	—	235,335	—	$235,335
Other comprehensive loss, net of taxes	—	—	—	—	(14,608)	$(14,608)
Purchase of treasury stock	(1,566)	—	(250,016)	—	—	$(250,016)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	874	31,402	14,269	—	—	$45,671
Stock received for payment of employee taxes on vesting of restricted stock	(345)	(6,365)	(49,978)	—	—	$(56,343)
Stock-based compensation expense	—	59,469	—	—	—	$59,469
Balance, April 2, 2022	275,759	$2,552,207	$(3,025,728)	$3,281,623	$(47,919)	$2,760,183

	Three Months Ended April 3, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	187,169	—	$187,169
Other comprehensive loss, net of taxes	—	—	—	—	(9,612)	$(9,612)
Purchase of treasury stock	(1,323)	—	(172,267)	—	—	$(172,267)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,024	42,125	5,788	—	—	$47,913
Stock received for payment of employee taxes on vesting of restricted stock	(377)	(4,695)	(51,690)	—	—	$(56,385)
Stock-based compensation expense	—	52,596	—	—	—	$52,596
Balance, April 3, 2021	278,265	$2,307,965	$(2,275,998)	$2,537,502	$(27,037)	$2,542,432

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash and cash equivalents at beginning of period	$1,088,940	$928,432
Cash flows from operating activities:
Net income	235,335	187,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,825	36,218
Amortization of debt discount and fees	268	264
Stock-based compensation	59,469	52,596
(Gain) loss on investments, net	2,038	(1,433)
Deferred income taxes	(24,920)	2,710
Provisions for losses (recoveries) on receivables	(344)	77
ROU asset amortization and change in operating lease liabilities	926	(2,136)
Other non-cash items	88	302
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(28,426)	(45,927)
Inventories	4,580	(669)
Prepaid expenses and other	44,419	(3,014)
Other assets	11,588	6,260
Accounts payable and accrued liabilities	(58,203)	(80,769)
Deferred revenue	56,225	59,166
Other long-term liabilities	(1,260)	(2,372)
Net cash provided by operating activities	336,608	208,442
Cash flows from investing activities:
Purchases of non-marketable investments	(1,000)	—
Purchases of property, plant and equipment	(18,130)	(16,968)
Purchases of intangible assets	(750)	—
Cash paid in business combinations, net of cash acquired	—	(189,262)
Net cash used for investing activities	(19,880)	(206,230)
Cash flows from financing activities:
Proceeds from issuance of common stock	45,673	46,384
Stock received for payment of employee taxes on vesting of restricted stock	(56,343)	(56,385)
Payments for repurchases of common stock	(250,016)	(172,267)
Net cash used for financing activities	(260,686)	(182,268)
Effect of exchange rate changes on cash and cash equivalents	(10,230)	(5,395)
Increase (decrease) in cash and cash equivalents	45,812	(185,451)
Cash and cash equivalents at end of period	$1,134,752	$742,981

Supplemental cash flow information:
Cash paid for interest	$158	$131
Cash paid for taxes, net	10,018	10,127

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
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
Due to the ongoing COVID-19 pandemic and rising tensions in the geopolitical climate, there continues to be uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 25, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
Lessors - Certain Leases with Variable Lease Payments
In July 2021, the Financial Accounting Standards Board (“FASB”), issued ASU 2021-05, “Lessors - Certain Leases with Variable Lease Payments,” which allows lessors to classify and account for a lease with variable payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria as defined in ASC Topic 842 and (2) the lessor would have otherwise recognized a day-one loss on the lease arrangement. This standard better aligns the accounting with the underlying economics of these arrangements as lessors are not permitted to include most variable payments which do not depend on a reference index or a rate in the lease receivable while assets are derecognized at lease commencement. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Cadence adopted this standard on January 2, 2022, the first day of fiscal 2022, on a prospective basis. The adoption of this standard did not have a material impact on Cadence’s condensed consolidated financial statements and related disclosures.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with “Revenue from Contracts with Customers (Topic 606)” as if the acquiring entity had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. Cadence adopted this standard on January 2, 2022, the first day of fiscal 2022. The impact of the standard on Cadence’s condensed consolidated financial statements is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed prior to the adoption date.

NOTE 2. REVENUE
Cadence groups its products and services into five categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s five product categories for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
Custom Integrated Circuit (“IC”) Design and Simulation	22%	23%
Digital IC Design and Signoff	27%	27%
Functional Verification, including Emulation and Prototyping Hardware*	28%	26%
Intellectual Property (“IP”)	13%	14%
System Design and Analysis	10%	10%
Total	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No one customer accounted for 10% or more of total revenue during the three months ended April 2, 2022 or the three months ended April 3, 2021.
Generally, between 85% and 90% of Cadence’s annual revenue is characterized as recurring revenue. Recurring revenue includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of emulation and prototyping hardware and individual IP licenses. The percentage of Cadence’s recurring and up-front revenue may be impacted by delivery of hardware and IP products to its customers in any single fiscal period. The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue recognized over time	81%	82%
Revenue from arrangements with non-cancelable commitments	2%	4%
Recurring revenue	83%	86%
Up-front revenue	17%	14%
Total	100%	100%

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
Cadence is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received is variable based on the specific terms of the contract or based on Cadence’s expectations of the term of the contract. Generally, Cadence has not experienced significant returns or refunds to customers. These estimates require significant judgment and a change in these estimates could have an effect on its results of operations during the periods involved.
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

Cadence’s contract balances as of April 2, 2022 and January 1, 2022 were as follows:

	As of
	April 2, 2022	January 1, 2022
	(In thousands)
Contract assets	$19,066	$6,811
Deferred revenue	707,117	655,090
Cadence recognized revenue of $281.6 million during the three months ended April 2, 2022, and $226.6 million during the three months ended April 3, 2021, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $5.1 billion as of April 2, 2022, which included $196.9 million of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of April 2, 2022, Cadence expected to recognize approximately 50% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $12.2 million during the three months ended April 2, 2022, and $10.2 million during the three months ended April 3, 2021, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of April 2, 2022 and January 1, 2022 were as follows:

	As of
	April 2, 2022	January 1, 2022
	(In thousands)
Accounts receivable	$227,181	$185,599
Unbilled accounts receivable	137,244	155,689
Long-term receivables	6,781	5,098
Total receivables	371,206	346,386
Less allowance for doubtful accounts	(2,636)	(3,692)
Total receivables, net	$368,570	$342,694
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. No one customer accounted for 10% or more of Cadence’s total receivables as of April 2, 2022 or January 1, 2022.

NOTE 4. DEBT
Revolving Credit Facility
In June 2021, Cadence entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700 million, with the right to request increased capacity up to an additional $350 million upon the receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under such credit facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Debt issuance costs of $1.3 million were recorded to other assets in Cadence’s condensed consolidated balance sheet at the inception of the agreement and are being amortized to interest expense over the term of the 2021 Credit Facility.
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
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness and grant liens. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of April 2, 2022, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The carrying value of the 2024 Notes was $347.8 million and $347.6 million as of April 2, 2022 and January 1, 2022, respectively. The fair value of the 2024 Notes was approximately $358.6 million as of April 2, 2022.
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
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended April 2, 2022 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 1, 2022	$928,358
Effect of foreign currency translation	(4,639)
Balance as of April 2, 2022	$923,719

Acquired Intangibles, Net
Acquired intangibles as of April 2, 2022 were as follows, excluding intangibles that were fully amortized as of January 1, 2022:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$391,889	$(249,550)	$142,339
Agreements and relationships	194,781	(125,208)	69,573
Tradenames, trademarks and patents	9,257	(2,059)	7,198
Total acquired intangibles	$595,927	$(376,817)	$219,110
Acquired intangibles as of January 1, 2022 were as follows, excluding intangibles that were fully amortized as of January 2, 2021:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$405,481	$(254,599)	$150,882
Agreements and relationships	205,057	(130,187)	74,870
Tradenames, trademarks and patents	10,666	(3,153)	7,513
Total acquired intangibles	$621,204	$(387,939)	$233,265
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three months ended April 2, 2022 and April 3, 2021 by condensed consolidated income statement caption was as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Cost of product and maintenance	$11,971	$11,768
Amortization of acquired intangibles	4,964	4,631
Total amortization of acquired intangibles	$16,935	$16,399
As of April 2, 2022, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2022 - remaining period	$34,854
2023	36,566
2024	34,807
2025	22,887
2026	17,508
2027	15,950
Thereafter	56,538
Total estimated amortization expense	$219,110

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended April 2, 2022 and April 3, 2021 as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Cost of product and maintenance	$830	$807
Cost of services	1,050	1,027
Marketing and sales	11,757	11,206
Research and development	35,122	32,858
General and administrative	10,710	6,698
Total stock-based compensation expense	$59,469	$52,596
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $420.2 million as of April 2, 2022, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.3 years.
NOTE 7. STOCK REPURCHASE PROGRAM
In August 2021, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 2, 2022, approximately $877 million of the share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended April 2, 2022 and April 3, 2021 were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Shares repurchased	1,566	1,323
Total cost of repurchased shares	$250,016	$172,267
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
The calculations for basic and diluted net income per share for the three months ended April 2, 2022 and April 3, 2021 are as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands, except per share amounts)
Net income	$235,335	$187,169
Weighted average common shares used to calculate basic net income per share	272,431	274,021
Stock-based awards	4,487	6,119
Weighted average common shares used to calculate diluted net income per share	276,918	280,140
Net income per share - basic	$0.86	$0.68
Net income per share - diluted	$0.85	$0.67

The following table presents shares of Cadence’s common stock outstanding for the three months ended April 2, 2022 and April 3, 2021 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Long-term market-based awards	1,035	—
Options to purchase shares of common stock	663	138
Non-vested shares of restricted stock	82	58
Total potential common shares excluded	1,780	196

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
The valuation techniques used to determine the fair value of Cadence’s foreign currency forward exchange contracts and 2024 Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended April 2, 2022.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of April 2, 2022 and January 1, 2022:

	Fair Value Measurements as of April 2, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$658,547	$658,547	$—	$—
Marketable equity securities	5,080	5,080	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	53,893	53,893	—	—
Total Assets	$717,520	$717,520	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$7,606	$—	$7,606	$—
Total Liabilities	$7,606	$—	$7,606	$—

	Fair Value Measurements as of January 1, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$658,474	$658,474	$—	$—
Marketable equity securities	5,956	5,956	—	—
Securities held in NQDC trust	56,165	56,165	—	—
Total Assets	$720,595	$720,595	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$306	$—	$306	$—
Total Liabilities	$306	$—	$306	$—
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, Cadence is involved in various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and legal proceedings related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and legal proceedings and may revise estimates.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended April 2, 2022 and April 3, 2021.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three months ended April 2, 2022 and April 3, 2021.
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of April 2, 2022 and January 1, 2022:

	As of
	April 2, 2022	January 1, 2022
	(In thousands)
Foreign currency translation loss	$(41,327)	$(26,553)
Changes in defined benefit plan liabilities	(6,592)	(6,758)
Total accumulated other comprehensive loss	$(47,919)	$(33,311)

For the three months ended April 2, 2022 and April 3, 2021 there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified from accumulated other comprehensive loss to net income.
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
The following table presents a summary of revenue by geography for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Americas:
United States	$413,538	$326,324
Other Americas	11,802	9,676
Total Americas	425,340	336,000
Asia:
China	139,966	89,441
Other Asia	158,674	133,848
Total Asia	298,640	223,289
Europe, Middle East and Africa	130,634	130,233
Japan	47,152	46,506
Total	$901,766	$736,028
The following table presents a summary of long-lived assets by geography as of April 2, 2022 and January 1, 2022:

	As of
	April 2, 2022	January 1, 2022
	(In thousands)
Americas:
United States	$270,486	$267,202
Other Americas	1,096	975
Total Americas	271,582	268,177
Asia:
China	53,184	56,403
Other Asia	58,742	54,677
Total Asia	111,926	111,080
Europe, Middle East and Africa	51,464	53,748
Japan	2,449	3,030
Total	$437,421	$436,035

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 1, 2022. This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding the impact on our business of the COVID-19 pandemic and related public health measures or mandates, and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Strategy,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
COVID-19 Pandemic
The effects of the ongoing COVID-19 pandemic have been widespread and have resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and the distribution, acceptance and effectiveness of vaccines. Our efforts to comply with these containment measures have impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers (including contract manufacturers) and other counterparties, for an indefinite period of time.

To support the health and well-being of our employees, customers, partners and communities, a majority of our employees are still working remotely as of April 25, 2022. In April 2022, we reopened many of our facilities in multiple regions to allow our employees the option of using our facilities, as an alternative to working from home. As a result, we currently have a large number of employees who operate in a hybrid work environment, choosing to alternate between working from home and working from our facilities.
Since its inception, the COVID-19 pandemic has caused some volatility in our delivery timing for our hardware and IP products to certain customers. Many of our customers’ employees are working remotely, and, in some cases, we have experienced delivery lead times that are longer than normal because of delays in getting access to customer sites to complete our deliveries. In other cases, the amount of our hardware and IP products that we have been able to deliver has been greater than we originally anticipated at the beginning of the respective period. Despite the challenges the COVID-19 pandemic has posed to our operations, it has not had a material, adverse impact on our results of operations, financial condition, liquidity or cash flows. We will continue to evaluate the nature and extent of the impact of COVID-19 on our business.
Russia-Ukraine Conflict
During the first quarter of fiscal 2022, due to the ongoing conflict between Russia and Ukraine and the corresponding sanctions imposed by the United States and other countries, we suspended our operations in Russia. The suspension of our operations in Russia has not limited our ability to develop or support our products and did not have a material impact on our results of operations, financial condition, liquidity or cash flows. We do not have operations or employees in Ukraine. We will continue to monitor the future developments relative to this conflict and the potential impacts it could have on our employees and our ability to provide products and services to our global customer base.
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
For further information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
New Accounting Standards
For additional information about the adoption of new accounting standards, see Note 1 in the notes to condensed consolidated financial statements.
Results of Operations
Financial results for the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, reflect the following:
•revenue growth that exceeded the growth of our costs and expenses;
•increased revenue from software, IP and other arrangements where revenue is recognized over time;
•growth in revenue from emulation and prototyping hardware where revenue is recognized up-front;
•continued investment in research and development activities and technical sales support; and
•increased provision for income taxes primarily due to changes to tax laws in the United States.
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
Generally, between 85% and 90% of our annual revenue is characterized as recurring revenue. Recurring revenue includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services.

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
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue recognized over time	81%	82%
Revenue from arrangements with non-cancelable commitments	2%	4%
Recurring revenue	83%	86%
Up-front revenue	17%	14%
Total	100%	100%

While the percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters, the overall mix of revenue is relatively consistent on an annual basis or over the course of twelve consecutive months. The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	April 2, 2022	January 1, 2022	October 2, 2021	July 3, 2021	April 3, 2021
Recurring revenue	87%	88%	87%	87%	87%
Up-front revenue	13%	12%	13%	13%	13%
Total	100%	100%	100%	100%	100%
Revenue by Period
The following table shows our revenue for the three months ended April 2, 2022 and April 3, 2021 and the change in revenue between periods:

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$846.3	$699.0	$147.3	21%
Services	55.5	37.0	18.5	50%
Total revenue	$901.8	$736.0	$165.8	23%
Product and maintenance revenue increased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, due to increased revenue in each of our five product categories, with strong growth in emulation and prototyping hardware. This growth was driven by our customers investing in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three months ended April 2, 2022 or April 3, 2021.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	April 2, 2022	January 1, 2022	October 2, 2021	July 3, 2021	April 3, 2021
Custom IC Design and Simulation	22%	24%	23%	23%	23%
Digital IC Design and Signoff	27%	29%	29%	28%	27%
Functional Verification, including Emulation and Prototyping Hardware	28%	21%	23%	25%	26%
IP	13%	14%	14%	13%	14%
System Design and Analysis	10%	12%	11%	11%	10%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	Amount	Percentage
	(In millions, except percentages)
United States	$413.5	$326.3	$87.2	27%
Other Americas	11.8	9.7	2.1	22%
China	140.0	89.5	50.5	56%
Other Asia	158.7	133.8	24.9	19%
Europe, Middle East and Africa	130.6	130.2	0.4	—%
Japan	47.2	46.5	0.7	2%
Total revenue	$901.8	$736.0	$165.8	23%
The increase in revenue in the United States, China and Other Asia during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, was primarily due to increased revenue from our software, hardware and IP offerings.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	April 2, 2022	April 3, 2021
United States	46%	45%
Other Americas	1%	1%
China	16%	12%
Other Asia	18%	18%
Europe, Middle East and Africa	14%	18%
Japan	5%	6%
Total	100%	100%
During the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, revenue from China was higher as a percentage of total revenue due to an increase in up-front revenue.

Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$72.8	$64.9	$7.9	12%
Cost of services	25.0	19.1	5.9	31%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$60.8	$53.1	$7.7	15%
Amortization of acquired intangibles	12.0	11.8	0.2	2%
Total cost of product and maintenance	$72.8	$64.9	$7.9	12%
The changes in product and maintenance-related costs for the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$7.1
Other items	0.6
Total change in product and maintenance-related costs	$7.7
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. Emulation and prototyping hardware costs increased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, primarily due to increased revenue from emulation and prototyping hardware products.
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

Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, our annual merit cycle, stock-based compensation, restructuring and other employment separation activities, foreign exchange rate movements, volatility in variable compensation programs that are driven by operating results, and charitable donations.
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
Our operating expenses for the three months ended April 2, 2022 and April 3, 2021 were as follows:

	Three Months Ended		Change
	April 2, 2022	April 3, 2021	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$140.2	$132.8	$7.4	6%
Research and development	290.9	271.0	19.9	7%
General and administrative	48.9	40.0	8.9	22%
Total operating expenses	$480.0	$443.8	$36.2	8%
Our operating expenses, as a percentage of total revenue, for the three months ended April 2, 2022 and April 3, 2021 were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Marketing and sales	16%	18%
Research and development	32%	37%
General and administrative	5%	5%
Total operating expenses	53%	60%
Marketing and Sales
The increase in marketing and sales expense for the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$6.1
Other items	1.3
Total change in marketing and sales expense	$7.4
Salary, benefits and other employee-related costs included in marketing and sales expense increased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, primarily due to additional headcount from hiring and increased variable compensation.

Research and Development
The increase in research and development expense for the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$13.8
Stock-based compensation	2.3
Professional services	2.1
Facilities and other infrastructure costs	2.0
Other items	(0.3)
Total change in research and development expense	$19.9
Salary, benefits and other employee-related costs included in research and development expense increased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, primarily due to additional headcount from hiring.
General and Administrative
The increase in general and administrative expense for the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, was due to the following:

Change
Three Months Ended
(In millions)
Stock-based compensation	$4.0
Contributions to non-profit organizations	3.5
Other items	1.4
Total change in general and administrative expense	$8.9
Stock-based compensation included in general and administrative expense increased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, primarily due to equity awards granted to executives. The increase in contributions to non-profit organizations is the result of our continued commitment to support charitable initiatives, including the Cadence Giving Foundation.
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three months ended April 2, 2022, and the three months ended April 3, 2021 was as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating margin	35%	28%
Operating margin increased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, primarily because revenue growth in each of our five product categories exceeded growth in cost of revenue and operating expense. During the remainder of fiscal 2022, we do not expect operating margin to grow at the same level it has during the first quarter of fiscal 2022, because we expect up-front revenue to be lower as a percentage of total revenue for the remainder of fiscal 2022 than it was during the first quarter of fiscal 2022.

Interest Expense

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In millions)
Contractual interest expense:
2024 Notes	$3.8	$3.8
Revolving credit facility	0.2	0.2
Amortization of debt discount:
2024 Notes	0.2	0.2
Other	(0.1)	—
Total interest expense	$4.1	$4.2
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
	April 2, 2022	April 3, 2021
	(In millions, except percentages)
Provision for income taxes	$74.6	$15.3
Effective tax rate	24.1%	7.5%
The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, we must capitalize and amortize R&D costs over five years for domestic research and 15 years for international research rather than expensing these costs as incurred. If the United States doesn’t repeal the law or defer the effective date of the law in the future, then we expect our fiscal 2022 effective tax rate and our cash tax payments to increase significantly as compared to fiscal 2021. We also expect to recognize increases to our deferred tax assets as we begin to capitalize domestic research costs.
Our provision for income taxes for the three months ended April 2, 2022 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2022 income, partially offset by the tax benefit of $24.3 million related to stock-based compensation that vested or was exercised during the period. Our provision for income taxes for the three months ended April 2, 2022, reflected the impact of the Tax Cuts and Jobs Act, which requires the capitalization and amortization of R&D costs incurred after December 31, 2021.
Our provision for income taxes for the three months ended April 3, 2021 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2021 income, partially offset by the tax benefit of $29.0 million for the three months ended April 3, 2021, related to stock-based compensation that vested or was exercised during the period.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits, changes in valuation allowance and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2022 effective tax rate will be approximately 28%. We expect that our quarterly effective tax rates will vary from our fiscal 2022 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Liquidity and Capital Resources

	As of
	April 2, 2022	January 1, 2022	Change
	(In millions)
Cash and cash equivalents	$1,134.8	$1,088.9	$45.9
Net working capital	774.1	744.5	29.6
Cash and Cash Equivalents
As of both April 2, 2022 and January 1, 2022, our principal sources of liquidity consisted of approximately $1.1 billion of cash and cash equivalents.
Our primary sources of cash and cash equivalents during the three months ended April 2, 2022 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the three months ended April 2, 2022 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, payment of employee taxes on vesting of restricted stock, and purchases of property, plant and equipment.
Approximately 63% of our cash and cash equivalents were held by our foreign subsidiaries as of April 2, 2022. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of April 2, 2022, as compared to January 1, 2022, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
	(In millions)
Cash provided by operating activities	$336.6	$208.4	$128.2
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows provided by operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, was primarily due to improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
	(In millions)
Cash used for investing activities	$(19.9)	$(206.2)	$186.3
Cash used for investing activities decreased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, primarily due to a decrease in payments for business combinations. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, business combinations, purchasing software licenses, and making strategic investments.

Cash Flows from Financing Activities

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
	(In millions)
Cash used for financing activities	$(260.7)	$(182.3)	$(78.4)
Cash flows used for financing activities increased during the three months ended April 2, 2022, as compared to the three months ended April 3, 2021, primarily due to an increase in payments for repurchases of our common stock and employee taxes on vesting of restricted stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In August 2021, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 2, 2022, approximately $877 million of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
In June 2021, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. As of April 2, 2022, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of April 2, 2022, we were in compliance with all covenants associated with the 2024 Notes.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Other Liquidity Requirements
During the three months ended April 2, 2022, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
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
The following table provides information about our foreign currency forward exchange contracts as of April 2, 2022. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May, 2022.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$156.1	0.88
British pound	99.5	0.74
Israeli shekel	89.0	3.23
Japanese yen	62.0	116.94
Swedish krona	33.1	9.46
Indian rupee	23.7	76.26
Canadian dollar	14.3	1.27
Taiwan dollar	6.5	28.28
Chinese renminbi	4.0	6.37
Other	6.7	N/A
Total	$494.9
Estimated fair value	$(7.6)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of April 2, 2022.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of April 2, 2022, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 4 in the notes to condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 2, 2022.
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
Based on their evaluation as of April 2, 2022, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended January 1, 2022. The risk factors summarized in our Annual Report on Form 10-K do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August 2021, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of April 2, 2022, approximately $877 million of the share repurchase authorization remained available to repurchase shares of our common stock.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended April 2, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 2, 2022 - February 5, 2022	1,043,225	$164.65	1,032,345	$956
February 6, 2022 - March 5, 2022	455,224	$146.66	266,236	$917
March 6, 2022 - April 2, 2022	412,930	$149.67	267,123	$877
Total	1,911,379	$157.13	1,565,704
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

31.01	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).					X
___________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 25, 2022	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	April 25, 2022	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer