Form 10-Q
period 2022-07-02
CADENCE DESIGN SYSTEMS INC
filed 2022-07-25
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On July 2, 2022, approximately 273,870,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	July 2, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,029,544	$1,088,940
Receivables, net	391,738	337,596
Inventories	106,372	115,721
Prepaid expenses and other	129,966	173,512
Total current assets	1,657,620	1,715,769
Property, plant and equipment, net	316,741	305,911
Goodwill	924,460	928,358
Acquired intangibles, net	215,781	233,265
Deferred taxes	802,886	763,770
Other assets	443,786	439,226
Total assets	$4,361,274	$4,386,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$437,195	$417,283
Current portion of deferred revenue	605,296	553,942
Total current liabilities	1,042,491	971,225
Long-term liabilities:
Long-term portion of deferred revenue	114,573	101,148
Long-term debt	347,999	347,588
Other long-term liabilities	230,982	225,663
Total long-term liabilities	693,554	674,399
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	2,590,893	2,467,701
Treasury stock, at cost	(3,352,827)	(2,740,003)
Retained earnings	3,468,543	3,046,288
Accumulated other comprehensive loss	(81,380)	(33,311)
Total stockholders’ equity	2,625,229	2,740,675
Total liabilities and stockholders’ equity	$4,361,274	$4,386,299

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue:
Product and maintenance	$802,285	$687,884	$1,648,529	$1,386,938
Services	55,236	40,401	110,758	77,375
Total revenue	857,521	728,285	1,759,287	1,464,313
Costs and expenses:
Cost of product and maintenance	68,717	55,842	141,512	120,748
Cost of services	23,948	20,917	48,996	39,978
Marketing and sales	139,296	135,967	279,482	268,793
Research and development	286,597	285,227	577,492	556,219
General and administrative	51,426	40,333	100,363	80,285
Amortization of acquired intangibles	4,633	5,030	9,597	9,661
Restructuring	16	(469)	28	(746)
Total costs and expenses	574,633	542,847	1,157,470	1,074,938
Income from operations	282,888	185,438	601,817	389,375
Interest expense	(4,281)	(4,316)	(8,389)	(8,533)
Other income (expenses), net	(5,962)	2,143	(10,862)	4,844
Income before provision for income taxes	272,645	183,265	582,566	385,686
Provision for income taxes	85,725	27,365	160,311	42,617
Net income	$186,920	$155,900	$422,255	$343,069
Net income per share – basic	$0.69	$0.57	$1.55	$1.25
Net income per share – diluted	$0.68	$0.56	$1.53	$1.23
Weighted average common shares outstanding – basic	271,520	273,565	272,028	273,843
Weighted average common shares outstanding – diluted	275,172	278,558	276,097	279,399

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$186,920	$155,900	$422,255	$343,069
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(35,222)	5,788	(49,996)	(4,136)
Changes in defined benefit plan liabilities	1,761	(543)	1,927	(231)
Total other comprehensive income (loss), net of tax effects	(33,461)	5,245	(48,069)	(4,367)
Comprehensive income	$153,459	$161,145	$374,186	$338,702

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended July 2, 2022
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, April 2, 2022	275,759	$2,552,207	$(3,025,728)	$3,281,623	$(47,919)	$2,760,183
Net income	—	—	—	186,920	—	$186,920
Other comprehensive loss, net of taxes	—	—	—	—	(33,461)	$(33,461)
Purchase of treasury stock	(2,138)	—	(320,033)	—	—	$(320,033)
Equity forward contract	—	(30,000)	—	—	—	$(30,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	288	5,829	(1,278)	—	—	$4,551
Stock received for payment of employee taxes on vesting of restricted stock	(39)	(1,413)	(5,788)	—	—	$(7,201)
Stock-based compensation expense	—	64,270	—	—	—	$64,270
Balance, July 2, 2022	273,870	$2,590,893	$(3,352,827)	$3,468,543	$(81,380)	$2,625,229

	Three Months Ended July 3, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, April 3, 2021	278,265	$2,307,965	$(2,275,998)	$2,537,502	$(27,037)	$2,542,432
Net income	—	—	—	155,900	—	$155,900
Other comprehensive income, net of taxes	—	—	—	—	5,245	$5,245
Purchase of treasury stock	(1,720)	—	(220,023)	—	—	$(220,023)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	367	791	3,548	—	—	$4,339
Stock received for payment of employee taxes on vesting of restricted stock	(132)	(4,473)	(17,195)	—	—	$(21,668)
Stock-based compensation expense	—	50,518	—	—	—	$50,518
Balance, July 3, 2021	276,780	$2,354,801	$(2,509,668)	$2,693,402	$(21,792)	$2,516,743

	Six Months Ended July 2, 2022
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675
Net income	—	—	—	422,255	—	$422,255
Other comprehensive loss, net of taxes	—	—	—	—	(48,069)	$(48,069)
Purchase of treasury stock	(3,704)	—	(570,049)	—	—	$(570,049)
Equity forward contract	—	(30,000)	—	—	—	$(30,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,163	37,232	12,990	—	—	$50,222
Stock received for payment of employee taxes on vesting of restricted stock	(385)	(7,779)	(55,765)	—	—	$(63,544)
Stock-based compensation expense	—	123,739	—	—	—	$123,739
Balance, July 2, 2022	273,870	$2,590,893	$(3,352,827)	$3,468,543	$(81,380)	$2,625,229

	Six Months Ended July 3, 2021
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	343,069	—	$343,069
Other comprehensive loss, net of taxes	—	—	—	—	(4,367)	$(4,367)
Purchase of treasury stock	(3,043)	—	(392,290)	—	—	$(392,290)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,391	42,917	9,335	—	—	$52,252
Stock received for payment of employee taxes on vesting of restricted stock	(509)	(9,169)	(68,884)	—	—	$(78,053)
Stock-based compensation expense	—	103,114	—	—	—	$103,114
Balance, July 3, 2021	276,780	$2,354,801	$(2,509,668)	$2,693,402	$(21,792)	$2,516,743

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash and cash equivalents at beginning of period	$1,088,940	$928,432
Cash flows from operating activities:
Net income	422,255	343,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,690	71,799
Amortization of debt discount and fees	539	687
Stock-based compensation	123,739	103,114
(Gain) loss on investments, net	3,124	(795)
Deferred income taxes	(41,597)	1,710
Provisions for losses on receivables	133	242
ROU asset amortization and change in operating lease liabilities	1,742	(2,483)
Other non-cash items	88	183
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(64,036)	(48,016)
Inventories	367	(14,527)
Prepaid expenses and other	40,571	7,690
Other assets	14,476	6,991
Accounts payable and accrued liabilities	17,470	(14,771)
Deferred revenue	80,460	127,286
Other long-term liabilities	(5,872)	6,639
Net cash provided by operating activities	661,149	588,818
Cash flows from investing activities:
Purchases of non-marketable investments	(1,000)	—
Purchases of property, plant and equipment	(42,202)	(31,139)
Purchases of intangible assets	(750)	—
Cash paid in business combinations, net of cash acquired	(25,000)	(220,660)
Net cash used for investing activities	(68,952)	(251,799)
Cash flows from financing activities:
Payment of debt issuance costs	—	(1,285)
Proceeds from issuance of common stock	50,224	52,252
Stock received for payment of employee taxes on vesting of restricted stock	(63,544)	(78,053)
Payments for repurchases of common stock	(600,049)	(392,290)
Net cash used for financing activities	(613,369)	(419,376)
Effect of exchange rate changes on cash and cash equivalents	(38,224)	1,085
Decrease in cash and cash equivalents	(59,396)	(81,272)
Cash and cash equivalents at end of period	$1,029,544	$847,160

Supplemental cash flow information:
Cash paid for interest	$7,973	$7,920
Cash paid for taxes, net	79,277	28,619

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
Due to the ongoing COVID-19 pandemic and rising tensions in the geopolitical climate, there continues to be uncertainty and disruption in the global economy and financial markets. Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 25, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with “Revenue from Contracts with Customers (Topic 606)” as if the acquiring entity had originated the contracts. This approach differs from the previous requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted. Cadence adopted this standard on January 2, 2022, the first day of fiscal 2022. The impact of the standard on Cadence’s condensed consolidated financial statements is dependent on the size and frequency of future acquisitions and does not affect contract assets or contract liabilities related to acquisitions completed prior to the adoption date.

NOTE 2. REVENUE
Cadence groups its products and services into five categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s five product categories for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Custom Integrated Circuit (“IC”) Design and Simulation	23%	23%	22%	23%
Digital IC Design and Signoff	27%	28%	27%	28%
Functional Verification, including Emulation and Prototyping Hardware*	24%	25%	26%	26%
Intellectual Property (“IP”)	14%	13%	14%	13%
System Design and Analysis	12%	11%	11%	10%
Total	100%	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No one customer accounted for 10% or more of total revenue during the three and six months ended July 2, 2022 or the three and six months ended July 3, 2021.
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
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of emulation and prototyping hardware and individual IP licenses. The percentage of Cadence’s recurring and up-front revenue may be impacted by delivery of hardware and IP products to its customers in any single fiscal period. The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue recognized over time	84%	84%	82%	83%
Revenue from arrangements with non-cancelable commitments	2%	3%	2%	3%
Recurring revenue	86%	87%	84%	86%
Up-front revenue	14%	13%	16%	14%
Total	100%	100%	100%	100%

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
The contract assets indicated below are included in prepaid expenses and other in the condensed consolidated balance sheets and primarily relate to Cadence’s rights to consideration for work completed but not billed as of the balance sheet date on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.

Cadence’s contract balances as of July 2, 2022 and January 1, 2022 were as follows:

	As of
	July 2, 2022	January 1, 2022
	(In thousands)
Contract assets	$23,273	$6,811
Deferred revenue	719,869	655,090
Cadence recognized revenue of $143.4 million and $425.0 million during the three and six months ended July 2, 2022, and $103.4 million and $330.0 million during the three and six months ended July 3, 2021, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $5.6 billion as of July 2, 2022, which included $171.3 million of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of July 2, 2022, Cadence expected to recognize 51% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months and the remainder thereafter.
Cadence recognized revenue of $10.9 million and $23.1 million during the three and six months ended July 2, 2022, and $11.5 million and $21.7 million during the three and six months ended July 3, 2021, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of July 2, 2022 and January 1, 2022 were as follows:

	As of
	July 2, 2022	January 1, 2022
	(In thousands)
Accounts receivable	$241,342	$185,599
Unbilled accounts receivable	153,451	155,689
Long-term receivables	6,223	5,098
Total receivables	401,016	346,386
Less allowance for doubtful accounts	(3,055)	(3,692)
Total receivables, net	$397,961	$342,694
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of July 2, 2022, one customer accounted for 11% of Cadence’s total receivables. As of January 1, 2022, no customer accounted for 10% or more of Cadence’s total receivables.

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
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness and grant liens. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of July 2, 2022, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The carrying value of the 2024 Notes was $348.0 million and $347.6 million as of July 2, 2022 and January 1, 2022, respectively. The fair value of the 2024 Notes was approximately $355.3 million as of July 2, 2022.
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
NOTE 5. ACQUISITIONS
During the second quarter of fiscal 2022, Cadence completed one business combination for aggregate cash consideration of $25.0 million. The total purchase consideration was allocated to assets acquired based on their respective estimated fair values on the acquisition date. Cadence recorded $15.0 million of acquired intangible assets, which consisted of $8.2 million of existing technology and $6.8 million of in-process technology. Cadence also recognized $10.0 million of goodwill, which is primarily attributed to an assembled workforce. The goodwill recognized is expected to be deductible for tax purposes.
Transaction costs associated with acquisitions are included in general and administrative expense in Cadence’s condensed consolidated income statement. During the three and six months ended July 2, 2022, transaction costs associated with acquisitions were $6.3 million and $6.5 million, respectively. During the three and six months ended July 3, 2021, transaction costs associated with acquisitions were $0.3 million and $1.9 million, respectively. For additional information relating to Cadence’s acquisitions subsequent to the period end date covered by this quarterly report, see Note 15 in the notes to condensed consolidated financial statements.

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended July 2, 2022 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 1, 2022	$928,358
Goodwill resulting from acquisitions	9,984
Effect of foreign currency translation	(13,882)
Balance as of July 2, 2022	$924,460
Acquired Intangibles, Net
Acquired intangibles as of July 2, 2022 were as follows, excluding intangibles that were fully amortized as of January 1, 2022:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$397,401	$(259,372)	$138,029
Agreements and relationships	193,674	(129,517)	64,157
Tradenames, trademarks and patents	9,048	(2,253)	6,795
Total acquired intangibles with definite lives	600,123	(391,142)	208,981
In-process technology	6,800	—	6,800
Total acquired intangibles	$606,923	$(391,142)	$215,781
In-process technology as of July 2, 2022 consisted of acquired projects that, if completed, will contribute to Cadence’s existing product offerings. As of July 2, 2022, these projects were expected to be completed during the second quarter of fiscal 2023. During the three and six months ended July 2, 2022, there were no transfers from in-process technology to existing technology.
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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three and six months ended July 2, 2022 and July 3, 2021 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Cost of product and maintenance	$10,068	$12,232	$22,039	$24,000
Amortization of acquired intangibles	4,633	5,030	9,597	9,661
Total amortization of acquired intangibles	$14,701	$17,262	$31,636	$33,661

As of July 2, 2022, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2022 - remaining period	$20,763
2023	37,432
2024	35,672
2025	23,744
2026	18,379
2027	16,862
Thereafter	56,129
Total estimated amortization expense	$208,981

NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended July 2, 2022 and July 3, 2021 as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Cost of product and maintenance	$875	$909	$1,705	$1,716
Cost of services	1,113	992	2,163	2,019
Marketing and sales	12,902	10,294	24,659	21,500
Research and development	37,067	31,286	72,189	64,144
General and administrative	12,313	7,037	23,023	13,735
Total stock-based compensation expense	$64,270	$50,518	$123,739	$103,114
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $408.7 million as of July 2, 2022, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.3 years.

NOTE 8. STOCK REPURCHASE PROGRAM
In August 2021, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
During the three months ended July 2, 2022, Cadence repurchased approximately 1.6 million shares on the open market, for an aggregate purchase price of $250.0 million.
In June 2022, Cadence also entered into an accelerated share repurchase (“ASR”) agreement with Royal Bank of Canada to repurchase an aggregate of $100.0 million of Cadence common stock. The ASR agreement was accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on Cadence’s own stock. Under the ASR agreement, Cadence received an initial share delivery of approximately 0.5 million shares, which represented the number of shares at a market price equal to $70.0 million. An equity-linked contract for $30.0 million, representing the remaining shares to be delivered by Royal Bank of Canada under the ASR agreement, was recorded to stockholders’ equity as of July 2, 2022 and is expected to settle in the third quarter of fiscal 2022 upon completion of the repurchases. The shares Cadence receives are treated as a repurchase of common stock for purposes of calculating earnings per share. The final number of shares that Cadence will repurchase under the ASR agreement will be based on Cadence’s daily volume-weighted average share prices during the term of the ASR agreement, less a discount.
As of July 2, 2022, approximately $527 million of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.

The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended July 2, 2022 and July 3, 2021 were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Shares repurchased	2,138	1,720	3,704	3,043
Total cost of repurchased shares	$320,033	$220,023	$570,049	$392,290
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
The calculations for basic and diluted net income per share for the three and six months ended July 2, 2022 and July 3, 2021 are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands, except per share amounts)
Net income	$186,920	$155,900	$422,255	$343,069
Weighted average common shares used to calculate basic net income per share	271,520	273,565	272,028	273,843
Stock-based awards	3,652	4,993	4,069	5,556
Weighted average common shares used to calculate diluted net income per share	275,172	278,558	276,097	279,399
Net income per share - basic	$0.69	$0.57	$1.55	$1.25
Net income per share - diluted	$0.68	$0.56	$1.53	$1.23
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended July 2, 2022 and July 3, 2021 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Long-term market-based awards	1,658	—	1,347	—
Options to purchase shares of common stock	857	331	760	235
Non-vested shares of restricted stock	81	75	82	67
Total potential common shares excluded	2,596	406	2,189	302

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended July 2, 2022.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of July 2, 2022 and January 1, 2022:

	Fair Value Measurements as of July 2, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$501,795	$501,795	$—	$—
Marketable equity securities	4,371	4,371	—	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	49,196	49,196	—	—
Total Assets	$555,362	$555,362	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$6,915	$—	$6,915	$—
Total Liabilities	$6,915	$—	$6,915	$—

	Fair Value Measurements as of January 1, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$658,474	$658,474	$—	$—
Marketable equity securities	5,956	5,956	—	—
Securities held in NQDC trust	56,165	56,165	—	—
Total Assets	$720,595	$720,595	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$306	$—	$306	$—
Total Liabilities	$306	$—	$306	$—

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
Level 3 Measurements
During the second quarter of fiscal 2022, Cadence acquired intangible assets of $15.0 million. The fair value of the intangible assets acquired with this acquisition was determined using the multi-period excess earnings method, a variation of the income approach that utilizes unobservable inputs classified as level 3 measurements. This method estimates the revenues and cash flows derived from the acquired assets, net of investment in supporting assets. The resulting cash flow, which is attributable solely to the assets acquired, is then discounted at a rate of return commensurate with the associated risk of the asset to calculate the present value. Cadence assumed discount rates between 23% and 25%.
Cadence believes that its estimates and assumptions related to the fair value of its acquired intangible assets and assumed liabilities are reasonable, but significant judgment is involved.
NOTE 11. INVENTORY
Cadence’s inventory balances as of July 2, 2022 and January 1, 2022 were as follows:

	As of
	July 2, 2022	January 1, 2022
	(In thousands)
Inventories:
Raw materials	$96,769	$88,629
Finished goods	9,603	27,092
Total inventories	$106,372	$115,721
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended July 2, 2022 and July 3, 2021.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. The indemnification is generally limited to the amount paid by the customer. Cadence did not incur any significant losses from indemnification claims during the three and six months ended July 2, 2022 and July 3, 2021.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses and changes in defined benefit plan liabilities and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of July 2, 2022 and January 1, 2022:

	As of
	July 2, 2022	January 1, 2022
	(In thousands)
Foreign currency translation loss	$(76,549)	$(26,553)
Changes in defined benefit plan liabilities	(4,831)	(6,758)
Total accumulated other comprehensive loss	$(81,380)	$(33,311)
For the three and six months ended July 2, 2022 and July 3, 2021 there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified from accumulated other comprehensive loss to net income.
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
The following table presents a summary of revenue by geography for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)
Americas:
United States	$368,974	$313,138	$782,512	$639,462
Other Americas	12,043	10,190	23,845	19,866
Total Americas	381,017	323,328	806,357	659,328
Asia:
China	113,169	99,591	253,135	189,032
Other Asia	151,967	134,389	310,641	268,237
Total Asia	265,136	233,980	563,776	457,269
Europe, Middle East and Africa	158,043	124,502	288,677	254,735
Japan	53,325	46,475	100,477	92,981
Total	$857,521	$728,285	$1,759,287	$1,464,313

The following table presents a summary of long-lived assets by geography as of July 2, 2022 and January 1, 2022:

	As of
	July 2, 2022	January 1, 2022
	(In thousands)
Americas:
United States	$282,027	$267,202
Other Americas	1,174	975
Total Americas	283,201	268,177
Asia:
China	57,774	56,403
Other Asia	69,487	54,677
Total Asia	127,261	111,080
Europe, Middle East and Africa	55,116	53,748
Japan	1,771	3,030
Total	$467,349	$436,035

NOTE 15. SUBSEQUENT EVENTS
On July 14, 2022, Cadence acquired all of the outstanding equity of FFG Holdings Limited (“Future Facilities”), a provider of electronics cooling analysis and energy performance optimization solutions for data center design and operations using physics-based 3D digital twins, for total cash consideration of approximately $110 million. The addition of Future Facilities’ technologies and expertise supports Cadence’s Intelligent System Design™ strategy and broadens its System Design and Analysis technology portfolio with the addition of solutions that enable companies to make informed business decisions about data center design, operations and lifecycle management that reduce their carbon footprint. The consideration paid, adjusted for working capital and other customary adjustments, will be allocated to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Due to the timing of this acquisition, the initial accounting is incomplete. As such, Cadence is not able to disclose certain information relating to this acquisition, including the preliminary fair value of assets acquired and liabilities assumed. Cadence expects to complete the initial accounting for its acquisition of Future Facilities during the third quarter of fiscal 2022. The acquisition of Future Facilities was funded through cash on hand.
On July 22, 2022, Cadence entered into a definitive agreement to acquire OpenEye Scientific Software, Inc. (“OpenEye”), a leading provider of computational molecular modeling and simulation software used by pharmaceutical and biotech companies for drug discovery. The addition of OpenEye’s technologies and experienced team with its deep scientific expertise will accelerate Cadence’s Intelligent System Design strategy through leveraging its computational software expertise to apply proven algorithmic, simulation and solver advances to the Life Sciences end market. The aggregate consideration will be approximately $500 million, subject to customary adjustments and holdbacks outlined in the agreement. The acquisition of OpenEye is expected to close during the third quarter of fiscal 2022, subject to regulatory review and customary closing conditions, and is expected to be funded through a combination of cash on hand and borrowings.

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
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
Consistent with our Intelligent System Design strategy, we recently acquired FFG Holdings Limited (“Future Facilities”) and announced a definitive agreement to acquire OpenEye Scientific Software, Inc. (“OpenEye”). Both of these acquisitions will add important, new technologies and capabilities to our portfolio that we believe will enhance our ability to pursue attractive opportunities in the markets we serve. These acquisitions are expected to increase expenses, including amortization of acquired intangible assets, more than revenue for at least the remainder of fiscal 2022. For information about these acquisitions, see Note 15 in the notes to condensed consolidated financial statements.
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
To support the health and well-being of our employees, customers, partners and communities, a majority of our employees are still working remotely as of July 25, 2022. In April 2022, we reopened many of our facilities in multiple regions to allow our employees the option of using our facilities, as an alternative to working from home. As a result, we currently have a large number of employees who operate in a hybrid work environment, choosing to alternate between working from home and working from our facilities.
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
Russia-Ukraine Conflict
During the first half of fiscal 2022, due to the ongoing conflict between Russia and Ukraine and the corresponding sanctions imposed by the United States and other countries, we terminated our operations in Russia. The termination of our operations in Russia has not limited our ability to develop or support our products and has not had a material impact on our results of operations, financial condition, liquidity or cash flows. We do not have operations or employees in Ukraine. We will continue to monitor the future developments relative to this conflict and the potential impacts it could have on our employees and our ability to provide products and services to our global customer base.
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
Results of Operations
Financial results for the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, reflect the following:
•revenue growth that exceeded the growth of our costs and expenses;
•increased revenue from software, IP and other arrangements where revenue is recognized over time;
•growth in revenue from emulation and prototyping hardware and IP where revenue is recognized up-front;
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenue recognized over time	84%	84%	82%	83%
Revenue from arrangements with non-cancelable commitments	2%	3%	2%	3%
Recurring revenue	86%	87%	84%	86%
Up-front revenue	14%	13%	16%	14%
Total	100%	100%	100%	100%

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

	Trailing Twelve Months Ended
	July 2, 2022	April 2, 2022	January 1, 2022	October 2, 2021	July 3, 2021
Recurring revenue	87%	87%	88%	87%	87%
Up-front revenue	13%	13%	12%	13%	13%
Total	100%	100%	100%	100%	100%
Revenue by Period
The following table shows our revenue for the three months ended July 2, 2022 and July 3, 2021 and the change in revenue between periods:

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$802.3	$687.9	$114.4	17%
Services	55.2	40.4	14.8	37%
Total revenue	$857.5	$728.3	$129.2	18%

The following table shows our revenue for the six months ended July 2, 2022 and July 3, 2021 and the change in revenue between periods:

	Six Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,648.5	$1,386.9	$261.6	19%
Services	110.8	77.4	33.4	43%
Total revenue	$1,759.3	$1,464.3	$295.0	20%
Product and maintenance revenue increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, due to increased revenue in each of our five product categories. This growth was driven by our customers investing in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare.
Services revenue increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, primarily due to increased revenue from our custom IP offerings. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during the three and six months ended July 2, 2022 or July 3, 2021.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	July 2, 2022	April 2, 2022	January 1, 2022	October 2, 2021	July 3, 2021
Custom IC Design and Simulation	23%	22%	24%	23%	23%
Digital IC Design and Signoff	27%	27%	29%	29%	28%
Functional Verification, including Emulation and Prototyping Hardware	24%	28%	21%	23%	25%
IP	14%	13%	14%	14%	13%
System Design and Analysis	12%	10%	12%	11%	11%
Total	100%	100%	100%	100%	100%
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

Revenue by Geography

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
United States	$369.0	$313.1	$55.9	18%
Other Americas	12.0	10.2	1.8	18%
China	113.2	99.6	13.6	14%
Other Asia	152.0	134.4	17.6	13%
Europe, Middle East and Africa	158.0	124.5	33.5	27%
Japan	53.3	46.5	6.8	15%
Total revenue	$857.5	$728.3	$129.2	18%
The increase in revenue in the United States, Europe, Middle East and Africa and Japan during the three months ended July 2, 2022, as compared to the three months ended July 3, 2021, was primarily due to increased revenue from our software and hardware offerings. Revenue in China and Other Asia increased during the three months ended July 2, 2022, as compared to the three months ended July 3, 2021, primarily due to increased revenue from our software offerings.

	Six Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
United States	$782.5	$639.5	$143.0	22%
Other Americas	23.9	19.9	4.0	20%
China	253.1	189.0	64.1	34%
Other Asia	310.6	268.2	42.4	16%
Europe, Middle East and Africa	288.7	254.7	34.0	13%
Japan	100.5	93.0	7.5	8%
Total revenue	$1,759.3	$1,464.3	$295.0	20%
The increase in revenue in the United States and China during the six months ended July 2, 2022, as compared to the six months ended July 3, 2021, was primarily due to increased revenue from our software, hardware and IP offerings. The increase in revenue in Other Asia and Europe, Middle East and Africa during the six months ended July 2, 2022, as compared to the six months ended July 3, 2021, was primarily due to increased revenue from our software offerings.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
United States	43%	43%	45%	44%
Other Americas	2%	1%	1%	1%
China	13%	14%	14%	13%
Other Asia	18%	19%	18%	18%
Europe, Middle East and Africa	18%	17%	16%	18%
Japan	6%	6%	6%	6%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Cost of Revenue
The following tables show our cost of revenue for the three and six months ended July 2, 2022 and July 3, 2021 and the change in cost of revenue between periods:

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$68.7	$55.8	$12.9	23%
Cost of services	23.9	20.9	3.0	14%

	Six Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$141.5	$120.7	$20.8	17%
Cost of services	49.0	40.0	9.0	23%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$58.6	$43.6	$15.0	34%
Amortization of acquired intangibles	10.1	12.2	(2.1)	(17)%
Total cost of product and maintenance	$68.7	$55.8	$12.9	23%

	Six Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$119.5	$96.7	$22.8	24%
Amortization of acquired intangibles	22.0	24.0	(2.0)	(8)%
Total cost of product and maintenance	$141.5	$120.7	$20.8	17%
The changes in product and maintenance-related costs for the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$14.8	$22.0
Other items	0.2	0.8
Total change in product and maintenance-related costs	$15.0	$22.8

Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. Emulation and prototyping hardware costs increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, primarily due to increased revenue from emulation and prototyping hardware products.
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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, our annual, mid-year promotion and pay raise cycle, stock-based compensation, restructuring and other employment separation activities (such as the voluntary retirement program we offered to certain employees during the second quarter of fiscal 2021), foreign exchange rate movements, acquisition-related costs, volatility in variable compensation programs that are driven by operating results, and charitable donations.
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
Our operating expenses for the three and six months ended July 2, 2022 and July 3, 2021 were as follows:

	Three Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$139.3	$136.0	$3.3	2%
Research and development	286.6	285.2	1.4	—%
General and administrative	51.4	40.3	11.1	28%
Total operating expenses	$477.3	$461.5	$15.8	3%

	Six Months Ended		Change
	July 2, 2022	July 3, 2021	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$279.5	$268.8	$10.7	4%
Research and development	577.5	556.2	21.3	4%
General and administrative	100.4	80.3	20.1	25%
Total operating expenses	$957.4	$905.3	$52.1	6%
Our operating expenses, as a percentage of total revenue, for the three and six months ended July 2, 2022 and July 3, 2021 were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Marketing and sales	16%	19%	16%	18%
Research and development	33%	39%	33%	38%
General and administrative	6%	6%	6%	5%
Total operating expenses	55%	64%	55%	61%

Marketing and Sales
The increase in marketing and sales expense for the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$3.2	$9.4
Marketing programs and events	3.2	3.3
Stock-based compensation	2.6	3.2
Voluntary retirement program	(6.7)	(6.7)
Other items	1.0	1.5
Total change in marketing and sales expense	$3.3	$10.7
Salary, benefits and other employee-related costs included in marketing and sales expense increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, primarily due to increased variable compensation.
Research and Development
The increase in research and development expense for the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$4.6	$18.4
Stock-based compensation	5.8	8.0
Professional services	2.3	4.4
Facilities and other infrastructure costs	1.8	3.8
Voluntary retirement program	(14.7)	(14.7)
Other items	1.6	1.4
Total change in research and development expense	$1.4	$21.3
Salary, benefits and other employee-related costs included in research and development expense increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, primarily due to additional headcount from hiring.

General and Administrative
The increase in general and administrative expense for the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services	$10.7	$11.1
Stock-based compensation	5.3	9.3
Charitable contributions	(0.2)	3.3
Salary, benefits and other employee-related costs	1.7	2.4
Voluntary retirement program	(2.6)	(2.6)
Foreign service tax refund	(5.1)	(5.1)
Other items	1.3	1.7
Total change in general and administrative expense	$11.1	$20.1
Professional services included in general and administrative expense increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, primarily due to an increase in acquisition-related professional services and legal fees and costs for other matters. Stock-based compensation included in general and administrative expense increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, primarily due to equity awards granted to executives.
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and six months ended July 2, 2022, and the three and six months ended July 3, 2021 was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating margin	33%	25%	34%	27%
Operating margin increased during the three and six months ended July 2, 2022, as compared to the three and six months ended July 3, 2021, primarily because revenue growth in each of our five product categories exceeded growth in cost of revenue and operating expense. Generally, our operating margin during the second half of the fiscal year is impacted by incremental costs associated with our annual, mid-year promotion and pay raise cycle. Additionally, during the second half of fiscal 2022, we expect up-front revenue to be lower as a percentage of total revenue than during the first half of 2022, and incremental expense from our acquisitions, including amortization of acquired intangibles.
Interest Expense

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In millions)
Contractual interest expense:
2024 Notes	3.8	3.8	$7.6	$7.6
Revolving credit facility	0.2	0.1	0.4	0.3
Amortization of debt discount:
2024 Notes	0.2	0.2	0.4	0.4
Other	0.1	0.2	—	0.2
Total interest expense	$4.3	$4.3	$8.4	$8.5

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
			(In millions, except percentages)
Provision for income taxes	$85.7	$27.4	$160.3	$42.6
Effective tax rate	31.4%	14.9%	27.5%	11.0%
The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, we began capitalizing and amortizing R&D costs over five years for domestic research and 15 years for international research rather than expensing these costs as incurred. As a result, we expect our fiscal 2022 effective tax rate and our cash tax payments to increase significantly as compared to fiscal 2021. We also expect to recognize increases to our deferred tax assets as we begin to capitalize domestic research costs.
Our provision for income taxes for the three and six months ended July 2, 2022 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2022 income. We also recognized tax benefit (expense) of $(5.3) million and $18.9 million related to stock-based compensation that vested or was exercised during each period. Our provision for income taxes for the three and six months ended July 2, 2022, reflected the impact of the Tax Cuts and Jobs Act, which requires the capitalization and amortization of R&D costs incurred after December 31, 2021.
Our provision for income taxes for the three and six months ended July 3, 2021 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2021 income, partially offset by the tax benefits of $15.9 million and $44.8 million, respectively, related to stock-based compensation that vested or was exercised during each period.
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
Liquidity and Capital Resources

	As of
	July 2, 2022	January 1, 2022	Change
	(In millions)
Cash and cash equivalents	$1,029.5	$1,088.9	$(59.4)
Net working capital	615.1	744.5	(129.4)
Cash and Cash Equivalents
As of July 2, 2022, our principal sources of liquidity consisted of approximately $1.0 billion of cash and cash equivalents as compared to $1.1 billion as of January 1, 2022.
Our primary sources of cash and cash equivalents during the six months ended July 2, 2022 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.

Our primary uses of cash and cash equivalents during the six months ended July 2, 2022 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, payment of employee taxes on vesting of restricted stock, and purchases of property, plant and equipment.
Approximately 68% of our cash and cash equivalents were held by our foreign subsidiaries as of July 2, 2022. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of July 2, 2022, as compared to January 1, 2022, is primarily due to the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities

	Six Months Ended
	July 2, 2022	July 3, 2021	Change
	(In millions)
Cash provided by operating activities	$661.1	$588.8	$72.3
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows provided by operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended July 2, 2022, as compared to the six months ended July 3, 2021, was primarily due to improved results from operations and timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Investing Activities

	Six Months Ended
	July 2, 2022	July 3, 2021	Change
	(In millions)
Cash used for investing activities	$(69.0)	$(251.8)	$182.8
Cash used for investing activities decreased during the six months ended July 2, 2022, as compared to the six months ended July 3, 2021, primarily due to a decrease in payments for business combinations. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses , purchasing software licenses, and making strategic investments.
Cash Flows from Financing Activities

	Six Months Ended
	July 2, 2022	July 3, 2021	Change
	(In millions)
Cash used for financing activities	$(613.4)	$(419.4)	$(194.0)
Cash used for financing activities increased during the six months ended July 2, 2022, as compared to the six months ended July 3, 2021, primarily due to an increase in payments for repurchases of our common stock and employee taxes on vesting of restricted stock.

Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In August 2021, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of July 2, 2022, approximately $527 million of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
In June 2021, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. As of July 2, 2022, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of July 2, 2022, we were in compliance with all covenants associated with the 2024 Notes.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Recently Announced Acquisitions
Subsequent to the period end date covered by this quarterly report, we announced two acquisitions that we expect to fund through a combination of cash on hand and borrowings. For information about these acquisitions, see Note 15 in the notes to condensed consolidated financial statements.
Other Liquidity Requirements
During the six months ended July 2, 2022, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.
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
The following table provides information about our foreign currency forward exchange contracts as of July 2, 2022. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August, 2022.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$143.7	0.95
British pound	128.1	0.81
Israeli shekel	61.3	3.37
Japanese yen	57.1	132.31
Canadian dollar	22.6	1.29
Indian rupee	19.3	78.29
Swedish krona	17.1	10.00
Chinese renminbi	13.9	6.71
South Korean won	11.1	1251.29
Other	8.9	N/A
Total	$483.1
Estimated fair value	$(6.9)
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of July 2, 2022.
Interest rates under our revolving credit facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. Interest rates for our revolving credit facility can fluctuate based on changes in market interest rates and in an interest rate margin that varies based on our consolidated leverage ratio. As of July 2, 2022, there were no borrowings outstanding under our revolving credit facility. For an additional description of the revolving credit facility, see Note 4 in the notes to condensed consolidated financial statements.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 2, 2022.
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
Based on their evaluation as of July 2, 2022, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information about disputes and legal proceedings in which we are involved from time to time, see Note 12 in the notes to condensed consolidated financial statements.
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
During the three months ended July 2, 2022, we repurchased approximately 1.6 million shares on the open market, for an aggregate purchase price of $250.0 million.
In June 2022, we also entered into an accelerated share repurchase (“ASR”) agreement with Royal Bank of Canada to repurchase an aggregate of $100 million of our common stock. The ASR agreement was accounted for as two separate transactions: (1) a repurchase of common stock; and (2) an equity-linked contract on our own stock. Under the ASR agreement, we received an initial share delivery of approximately 0.5 million shares, which represented the number of shares at a market price equal to $70 million. An equity-linked contract for $30 million, representing remaining shares to be delivered by Royal Bank of Canada under the ASR agreement, was recorded to stockholders’ equity as of July 2, 2022 and is expected to settle in the third quarter of fiscal 2022 upon completion of the repurchases. The shares we receive are treated as a repurchase of common stock for purposes of calculating earnings per share. The final number of shares that we will repurchase under the ASR agreement will be based on the daily volume-weighted average share prices of our stock during the term of the ASR agreement, less a discount.
As of July 2, 2022, approximately $527 million of the share repurchase authorization remained available to repurchase shares of our common stock.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended July 2, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (3) (In millions)
April 3, 2022 - May 7, 2022	1,249,243	$153.67	1,229,469	$687
May 8, 2022 - June 4, 2022	396,024	$144.07	383,044	$632
June 5, 2022 - July 2, 2022	532,631	$144.19	525,933	$527
Total	2,177,898	$149.61	2,138,446
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
(3)The remaining authorization to repurchase shares of our common stock was reduced by the $30 million equity-linked contract, for which shares are expected to settle in the third quarter of fiscal 2022.

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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 25, 2022	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	July 25, 2022	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer