Form 10-K
period 2022-12-31
CADENCE DESIGN SYSTEMS INC
filed 2023-02-13
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 2, 2022 was approximately $40,982,000,000.
On January 31, 2023, approximately 272,940,000 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

PART I.

Item 1. Business
This Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding the impact on our business of the macroeconomic environment, including but not limited to, the expanded trade restrictions, the ongoing geopolitical conflict in Ukraine and other areas of the world, the COVID-19 pandemic, volatility in foreign currency exchange rates, global inflation and the rise in interest rates, statements regarding the impact of government actions and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report on Form 10-K and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
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
Business Strategy
Our Intelligent System Design strategy is to provide the computational software technologies necessary for our electronic system and semiconductor customers to develop products across a variety of vertical markets including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial, healthcare and life sciences. We address the challenges posed by the needs and trends of electronic systems companies as well as semiconductor companies delivering greater portions of these systems.

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

Cadence Intelligent System Design Strategy

Enabling end-to-end systems from devices to the cloud

Consumer
Hyperscale
Mobile
5G
Communications
Automotive
Aero / Defense
Industrial
Healthcare & Life Sciences
PERVASIVE INTELLIGENCE
SYSTEM INNOVATION
DESIGN EXCELLENCE
• Machine learning technology
• Artificial intelligence enablement
• Multi-level, multiphysics, and computational fluid dynamics analysis platforms
• PCB, 3D-IC, high-speed RF design and analysis platforms
• System and embedded software partnerships
• Custom IC design and simulation platforms
• Digital IC design and signoff platforms
• Functional verification platform
• Enterprise intellectual property
Cloud Enabled — Partnerships with Ecosystem Leaders

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
The second layer of our strategy centers around system innovation. It includes tools and services used for system design of the packages that encapsulate the ICs and the PCBs, system simulation which includes electromagnetic, electro-thermal and other multiphysics analysis necessary as part of optimizing the full system’s performance, radio frequency (“RF”) and microwave systems, and embedded software.
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
Recent Acquisitions
Consistent with our Intelligent System Design strategy, we completed several acquisitions during fiscal 2022 that we believe enhances our talent, our System Design and Analysis technology portfolio and our ability to pursue attractive opportunities in the markets we serve. This includes our acquisition of OpenEye Scientific Software, Inc. (“OpenEye”), a leading provider of computational molecular modeling and simulation software used by pharmaceutical and biotechnology companies for drug discovery. The addition of OpenEye’s technologies and experienced team, with its deep scientific expertise, broadens our System Design and Analysis technology portfolio and expands our total addressable market, bringing our computational software expertise to apply proven algorithmic, simulation and solver advances to life sciences.
We also acquired FFG Holdings Limited (“Future Facilities”), a provider of electronics cooling analysis and energy performance optimization solutions for data center design and operations using physics-based 3D digital twins. The addition of Future Facilities broadens our multiphysics system analysis and computational fluid dynamics (“CFD”) product offerings to serve a wide breadth of hyperscale, enterprise data center, managed service and colocation providers.

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
Products and Product Categories
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
Our Verification Suite includes four primary verification engines, starting with the JasperGold® Formal Verification Platform and Xcelium™ Parallel Logic Simulation Platform, which are used in the early stages of design verification, often at the IP and subsystem level. Once the design is more mature, with early formal and simulation verification tasks performed, verification engineers deploy our Palladium® Enterprise Emulation Platform and Protium™ FPGA-Based Prototyping Platforms for more comprehensive chip verification, often running low-level embedded software on top of a model of the chip, to provide for proper functionality before silicon manufacturing.
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
System Design and Analysis
Our system design and analysis offerings are used by our customers to develop PCBs and advanced IC packages and to analyze electromagnetic, electro-thermal and other multiphysics effects.
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
The speed and close proximity of signals on silicon, through packages to boards, and through connectors and cables, exposes these communications to various kinds of interference, generates heat and emits electromagnetic radiation. Careful analysis is required for these systems to work as designed under a wide range of operating conditions and within compliance of standards and laws. The complexity of these devices and signal transmissions requires analysis and simulation throughout the product lifecycle to meet these objectives. Our Clarity™ 3D Solver for electromagnetic and power electronics analysis and simulation, as well as our Celsius™ Thermal Solver, provide the foundation for multiphysics analysis technology, with complete electrical-thermal co-simulation for electronic systems from ICs to physical enclosures.
Our Fidelity™ CFD Software solution expands our ability to meet the growing design challenges of electronic and systems companies. Our comprehensive suite of CFD solutions enable our customers to extend their multiphysics analysis workflows to address simulation and analysis challenges for applications such as aerodynamics, hydrodynamics, propulsion, turbomachinery, heat transfer, and combustion.

The addition of our computational molecular modeling and simulation solution with our acquisition of OpenEye leverages our computational software expertise and expands our ability to address various challenges of drug discovery faced by pharmaceutical and biotechnology companies.
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
We generally license our design IP under nonexclusive license agreements that provide usage rights for specific designs. Some customers enter into non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services. In addition, for certain IP license agreements, we collect royalties as our customers ship their product that includes our IP to their customers.
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
The Cadence Cloud portfolio, consisting of Cadence-managed and customer-managed environments for electronic product developers using the scalability of the cloud, continues to expand, with additional cloud-ready products added or under development in fiscal 2022, including cloud-based platforms for e-commerce and for molecular sciences. Contractual arrangements with customers for both environments are time-based, similar to the on-premises software license arrangements described above, and may also include usage-based terms.
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

	2022		2021		2020
	(In millions, except percentages)
Product and maintenance	$3,340	94%	$2,813	94%	$2,537	95%
Services	222	6%	175	6%	146	5%
Total revenue	$3,562		$2,988		$2,683
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
For additional information and analysis on our revenue, including revenue by geography, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2022 results of operations and our financial position as of December 31, 2022, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. We have elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $5.8 billion as of December 31, 2022, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. Contracted but unsatisfied performance obligations will fluctuate from period to period depending on the timing of contract renewals and duration of the contracts.
As of December 31, 2022, we expected to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months. The contracted, but unsatisfied performance obligations expected to generate revenue in the next 12 months include hardware orders that were previously undelivered due to production constraints. Due to increasing hardware production capacity, these performance obligations are expected to be satisfied in fiscal 2023.
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
Governmental Regulations
We are subject to a variety of federal, state, local and foreign laws and regulations relating to our business and operations. These include, but are not limited to, laws and regulations related to trade controls, anti-corruption and anti-bribery, and data privacy and data protection, as well as antitrust, competition, and employment.
•Trade controls. We are subject to laws and regulations in the United States and other jurisdictions concerning the sale and shipment of our products and technology outside the United States and to foreign nationals, including tariffs, trade protection measures, import or export licensing requirements, sanctions and other trade regulations. U.S. Export Administration Regulations include “Entity List” and “Unverified List” restrictions imposed by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“DOC”). BIS frequently adds entities to the Entity List and the Unverified List, some of which have been Cadence customers. BIS also issues new rules and regulations from time to time. In 2022, BIS issued new restrictions concerning advanced node IC production in China and extended controls to additional technologies, including electronic computer-aided design software specially designed for the development of ICs with Gate-All-Around Field-Effect Transistor structure. Trade regulations limiting or banning sales into certain countries or to certain companies have impacted our ability to transact business in certain countries and with certain customers. Future trade regulations may also impact our ability to transact business with certain customers and in certain countries and may restrict certain non-U.S. person employees from performing their duties at Cadence without first obtaining appropriate authorization if their duties involve an export, reexport, or transfer of export-controlled technology.
•Anti-corruption and anti-bribery. We are subject to laws and regulations in the United States and other jurisdictions concerning anti-corruption and anti-bribery, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which prohibit corrupt payments to governmental officials and bribes to other persons.
•Data privacy and data protection. We are subject to laws and regulations in the United States and other jurisdictions governing data privacy and data protection, including the General Data Protection Regulation in the European Union, which regulate our collection, handling and use of personal information.
The laws and regulations to which we are subject are complex and may change or develop over time, sometimes with limited or no advance notice. Developments or other changes in laws or regulations or how they are interpreted or enforced have had, and may continue to have, a negative impact on our business and increase our compliance-related expenditures. For additional information regarding risks related to laws and regulations, including existing restrictions imposed by BIS, as well as international relations, see Item 1A, “Risk Factors.”
Competition
We compete most frequently with Synopsys, Inc., Siemens EDA, and ANSYS, Inc., and also with numerous other tools providers, electronics device manufacturers with their own EDA capabilities, technical or computational software companies, electronics design and consulting companies, and other IP companies. These include U.S. based companies such as Keysight Technologies, Inc., Schrödinger, Inc., and CEVA, Inc., and foreign companies such as Altium Limited (Australia), Zuken Ltd. (Japan), and emerging competitors in China like Huada Empyrean, Avatar, Xpeedic, X-EPIC, Primarius Technologies, Univista, and Giga-DA.

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
Employees
Our employees represent the best and brightest in our industry, and the talent we select to be a part of our team defines our culture and success. As of December 31, 2022, we had approximately 10,200 employees. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in technical roles.
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
•Partnerships with organizations such as National Society of Black Engineers, Society of Hispanic Professional Engineers, Out in Tech, National GEM Consortium, and Society of Women Engineers to advance our inclusion efforts. These partnerships allow us to conduct recruiting, outreach and engagement with diverse communities.
•An Advanced Leadership Program for top women, Black and Latinx talent, which provides specialized coaching, workshops and career opportunities.
•An IMPACT mentorship program which gives women, U.S. Black and Latinx employees an opportunity to choose a meaningful mentor.
•Unconscious bias and inclusive leadership training and resources for managers.
•Inclusion groups for Black, Latinx, Asian American and Pacific Islanders, Indian and South Asian, LGBTQ+, Veterans, women employees and allies which host networking events to foster dialogue and promote awareness.
•University programs to increase diversity that actively engages Historically Black Colleges and Universities and Hispanic Serving Institutions including grants for diversity based scholarships.
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
To promote employee health and well-being throughout the course of the COVID-19 pandemic, we have provided employees with a flexible, hybrid work model, additional time off to focus on themselves and their families, wellness initiatives (including physical, emotional and mental health), and global employee assistance programs to connect employees and their families with resources, information and counseling to address the challenges caused by the pandemic, such as increased anxiety or stress.
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

Talent Development
To help employees succeed in their current roles, pursue their passions and develop the skills necessary for advancement, we provide formal training programs and curriculums in addition to on-the-job training. Our High Performance Culture portal provides our employees with valuable resources such as a comprehensive online Learning Management program with training and development tools on a broad range of topics and skills. We also offer tuition reimbursement opportunities to employees continuing in fields relevant to their job.
Community Outreach
We believe it is important that we create meaningful opportunities for employees to connect and contribute to their community. We provide opportunities for paid volunteer time off annually, charitable contribution matching, company-wide volunteer campaigns and international service immersion projects.
During fiscal 2021, we formed the Cadence Giving Foundation with the goal of giving back to the communities where we live and work. This stand-alone, non-profit foundation partners with other charitable initiatives to support critical needs in areas such as diversity, equity and inclusion, environmental sustainability and science, technology, engineering, and mathematics (“STEM”) education.
Corporate Responsibility
We believe that, in general, the best and brightest talent is inclined to build a career with a responsible organization that positively impacts society. Among our efforts to be that type of organization, we recognize that climate change is one of the greatest challenges of our time, and we are committed to doing our part to contribute to the health of the planet by actively investing in initiatives to reduce our environmental footprint. We encourage you to review our 2021 Sustainability Report (located at www.cadence.com), and our 2022 Sustainability Report when released, for more information on our Environmental, Social and Governance (“ESG”) initiatives. The contents of our Sustainability Reports and website are not part of or incorporated by reference into this Annual Report on Form 10-K.
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
Fiscal Year End
Historically our fiscal years have been 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2022 and fiscal 2021, were both 52-week fiscal years, compared to 2020, which was a 53-week fiscal year.
On September 7, 2022, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change is effective beginning with our 2023 fiscal year, which began on January 1, 2023. Our fiscal quarters will end on March 31, June 30, and September 30. No transition report is required in connection with this change.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information regarding our executive officers as of February 13, 2023:

Name	Age	Positions and Offices
Anirudh Devgan	53	President and Chief Executive Officer
John M. Wall	52	Senior Vice President and Chief Financial Officer
Thomas P. Beckley	65	Senior Vice President and General Manager of the Custom IC and PCB Group
Paul Cunningham	45	Senior Vice President and General Manager of the System Verification Group
Karna Nisewaner	48	Corporate Vice President, General Counsel and Corporate Secretary
Chin-Chi Teng	57	Senior Vice President and General Manager of the Digital and Signoff Group
Neil Zaman	54	Senior Vice President and Chief Revenue Officer
Our executive officers are appointed by our Board of Directors and serve at the discretion of our Board of Directors.
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
PAUL CUNNINGHAM has served as Senior Vice President and General Manager of the System Verification Group since March 2021. From August 2011 to March 2021, Mr. Cunningham held several positions at Cadence, most recently as Corporate Vice President of the System Verification Group beginning January 2018. Prior to joining Cadence, Mr. Cunningham was co-founder and Chief Executive Officer of Azuro, Inc., a clock concurrent optimization company, that Cadence acquired in July 2011. Mr. Cunningham has an M.A. and Ph.D. in computer science from the University of Cambridge in the United Kingdom.
KARNA NISEWANER has served as Corporate Vice President, General Counsel and Corporate Secretary of Cadence since September 2022. From May 2011 to September 2022, Ms. Nisewaner held several positions at Cadence, most recently as Corporate Vice President and Deputy General Counsel beginning in May 2019. Prior to joining Cadence, Ms. Nisewaner held in-house counsel roles at Intuit from 2007 to 2011 and IBM from 2003 to 2007. Ms. Nisewaner was in private practice focused on intellectual property at Finnegan, Henderson, Farbow, Garrett, and Dunner, LLP from 2001 to 2003. Ms. Nisewaner has a B.S.E. in civil engineering and operations research from Princeton University and her J.D. from UCLA School of Law.
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
A substantial proportion of our software licenses yield revenue recognized over time, which may make it difficult for us to rapidly increase our revenue in future fiscal periods, and means that a decrease in orders in a given period would negatively affect our revenue in future periods.
We plan our operating expenses based on forecasted revenue, expected business needs and other factors such as inflation. These expenses and the effect of long-term commitments are relatively fixed in the short term. Bookings and the related revenue are harder to forecast in a difficult economic environment. If we experience a shortfall in bookings, our operating results could differ from our expectations because we may not be able to quickly reduce our expenses in response to short-term business changes. Our operating expenses are also impacted by economic conditions, such as inflation. Unexpected increases in inflation could cause our expenses to increase at a rate faster than our product pricing to recover such increases.
The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates and judgments are subject to substantial risks, uncertainties and assumptions, and factors may arise over time that may lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations.
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

Uncertainty caused by the recent challenging global political and economic conditions, including the effects of the recent rise in inflation and interest rates, the Russian invasion of Ukraine and the continuing COVID-19 pandemic, adverse changes to international trade relationships between countries in which we do business, protectionist measures or future decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenue and financial results. Our business could also be impacted by political, economic and legal actions and conditions in regions in which our suppliers or customers operate, including Taiwan, which serves as a central hub for the technology industry supply chain. Our future business and financial results, including demand for our products and services, are subject to considerable uncertainties that could impact our stock price. If economic conditions or international trade relationships between countries in which we do business deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, including as a result of the current global semiconductor shortage extending or intensifying, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our supplies of hardware components and products are subject to problems or delays, we may be adversely affected. Further, while our ability to do business has not been materially affected, political or economic conflicts between various global actors, and responsive measures that have been or could be taken, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.
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
For example, the BIS maintains and frequently updates the “Entity List,” which limits our ability to deliver products and services to these entities, some of which are our customers. When customers are on the Entity List or are subject to new or expanded trade restrictions, it has a negative effect on our ability to sell products and provide services to these customers. In addition, the issuance of new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rule, the foreign-produced direct product rules, or any other rule that prevents a class of technology from export to any specific country or countries without a license, could increase our costs or expenses. Anticipated or actual changes in trade restrictions could also affect customer purchasing behaviors. Entity List restrictions and other trade restrictions may also encourage customers to seek substitute products from our competitors, including a growing class of foreign competitors and open source alternatives, that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In particular, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China. In addition, although customers are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them, the credit risks associated with outstanding receivables from customers on the Entity List – including receivables from anti-piracy enforcement efforts and litigation settlements – and other trade restrictions could increase.
We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer, technology, country or region or the long-term effects on our business or our customers’ businesses. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that a country-specific export control may limit or prevent our employees who are nationals of the restricted country from performing their duties unless a license can be obtained. Additionally our business may also be impacted by other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability to sell and ship our products to customers on the Entity List have had, and may continue to have, an adverse effect on our business, results of operations or financial condition.
Failure to obtain export licenses or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. Although we have implemented policies and procedures to help us comply with all applicable trade restrictions, we and governmental authorities have had and may in the future have reason to inquire into particular sales. For example, in February 2021, we received an administrative subpoena from BIS requesting the production of records in connection with certain sales to China. We have been cooperating with BIS and responding to the subpoena. Such inquiries are subject to uncertainties and the outcomes of this and other proceedings that may occur are difficult to predict. The laws and policies of the United States and other countries in this area are evolving and changing, and we have experienced and may continue to experience challenges in complying with new rules as they become effective. The application and interpretation of these laws and policies can also be uncertain and change over time, and we may need to adjust our policies and procedures accordingly. Any failure or alleged failure to comply with these laws and policies could have negative consequences, including significant legal costs, government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our operations, reputation and financial condition.

In addition to export control laws, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, anti-bribery, tax, corporate governance, financial and other disclosures, competition, antitrust, data privacy, data protection and employment. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly, and changes to these laws may require us to make significant changes to our business operations that may adversely affect our business overall. The policies and procedures we have implemented to assist our compliance with these laws and regulations do not provide complete assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations, reputation and financial condition.
As we acquire and invest in companies or technologies, we may not realize the expected business or financial benefits and these acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
As part of our business strategy, we invest in, and acquire complementary businesses, joint venture, services and technologies and intellectual property rights. We continue to evaluate such opportunities and expect to continue to make such investments and acquisitions in the future.
Acquisitions and other transactions, arrangements and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:
•    the failure to realize, or a delay in realizing, anticipated benefits;
•the failure to complete transactions on a timely basis or at all, including as a result of regulatory approval dynamics;
•    potential identified or unknown security vulnerabilities in acquired companies, technologies or products that expose us to additional security risks or delay our ability to integrate them into our organization and offerings;
•    brand or reputational harm;
•    the failure to understand, compete and operate effectively in markets where we have limited experience or where competitors may have stronger market positions;
•    the failure to integrate, combine or manage acquired products, infrastructure, technologies and businesses effectively and customer acceptance of multiple platforms on a temporary or permanent basis;
•    difficulties in integrating and assimilating acquired employees, which may lead to retention risk with respect to both acquired and existing employees;
•    diversion of financial resources and management’s attention from day-to-day business;
•    overlapping customers and product sets that impact our ability to maintain revenue at historical rates;
•    unanticipated costs or assumed liabilities, including those incurred to remediate issues of an acquired company discovered during due diligence or thereafter, such that we cannot realize the anticipated value of the acquisition;
•    contingent payments in connection with acquisitions in the future where we may be required to make certain contingent payments without deriving the value we expect to derive from an acquisition in excess of such payments;
•    unwillingness of customers of an acquired business to continue licensing or buying products from us or delays in customer purchases;
•    difficulties managing any strategic investment or collaboration that we do not control or for which we do not have sole decision-making authority;
•    impairment charges or other adverse accounting outcomes related to acquisitions or strategic investments;
•    the failure or cessation of operations by entities in which we made strategic investments or collaboration agreements;
•    the loss of some or all of the value of our investment;
•    additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations; and
•    the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities
Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate future acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, if we finance acquisitions or investments by issuing equity or convertible or other debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock. Future acquisitions or investments may also require the expenditure of substantial cash resources. These arrangements may impact our liquidity, financial position and results of operations or increase dilution of our stockholders’ equity interests in the company.

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. For example, the U.S. and several other countries have adopted, or are considering adopting restrictions on transactions involving foreign investments. Antitrust authorities in a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
We have significant operations outside the United States. Our revenue from international operations as a percentage of total revenue has historically exceeded 50%, and we expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also transact business in various foreign currencies, although the majority of our revenue contracts worldwide are denominated in U.S. dollars. Approximately one third of our total costs and expenses are transacted in foreign currencies. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound and Indian rupee, have had and may in the future have an effect on our revenue or operating results.
Fluctuations in the exchange rate between the U.S. dollar and other currencies could seriously affect our business, operating results or financial condition, including due to inflation, devaluations and currency controls. For example, if we price our products and services in a non-U.S. market in the local currency, we receive fewer U.S. dollars when the local currency declines in value relative to the U.S. dollar. If we price our products and services in a non-U.S. market in U.S. dollars, a decrease in value of the local currency relative to the U.S. dollar could result in our prices being uncompetitive in that market. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency. As we use the foreign currency to fund payroll costs and other operating expenses in our international operations, this results in an increase in operating expenses. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.
We could suffer serious harm to our business because of the infringement of our intellectual property rights by third parties or because of our infringement of the intellectual property rights of third parties, as well as any associated efforts to enforce such rights, including through intellectual property litigation.
There are numerous patents relating to our business and ecosystem. New patents are being issued at a rapid rate and are owned by computational software companies as well as entities and individuals outside the computational software field, including parties whose income is primarily derived from infringement-related licensing and litigation. It is not always practicable or possible to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we may be compelled to respond to or assert intellectual property infringement claims to protect our rights or defend a customer’s rights. For example, some customers have requested we defend and indemnify them against claims asserted in various legal proceedings by Bell Semiconductor LLC (“Bell Semi”), a patent monetization entity, based on Bell Semi’s allegation that the customers’ use of one or more features of certain Cadence products infringe one or more of six patents held by Bell Semi. We have offered to defend some of our customers consistent with the terms of our license agreements.
Intellectual property infringement claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results or financial condition. We have been subject to intellectual property infringement claims and actions alleging that Cadence products and technologies infringe others' intellectual property rights.
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
Our products and services involve storage, including cloud-based storage, and transmission of our proprietary information and that of our customers. Despite our security measures, our information technology and infrastructure, as well as our products and services, may be vulnerable to cyber attacks by unauthorized third parties (which may include nation-states and individuals sponsored by them) or breaches due to employee error, malfeasance or other vulnerabilities or disruptions, which could result in unauthorized disclosure of sensitive information and could significantly interfere with our business operations or those of our customers. Third parties attempt to gain unauthorized access through a variety of methods (such as the use of viruses, malware, ransomware, phishing, denial of service attacks and other cyber attacks) and corrupt the processes of the products and services that we provide. Furthermore, the risk of state-supported and geopolitical-related cybersecurity incidents may increase due to geopolitical incidents, such as the Russian invasion of Ukraine. We may also be a target of malicious attacks to gain access to our network, including our Cadence Cloud portfolio, which includes both our managed and customer-managed environments, or data centers or those of our customers or end users; steal proprietary information related to our business, products, services or infrastructure; steal financial data or assets; or interrupt our systems and services or those of our customers or others. Breaches of our security measures or vulnerabilities in our products or services could expose us to a risk of loss or misuse of this information, loss of financial assets, business interruption, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. In recent years, we have observed, and expect to continue to see, far reaching vulnerabilities, including zero-day software vulnerabilities impacting many systems globally. Furthermore, we have acquired and may continue to acquire companies with less sophisticated security measures and that have had or may experience in the future cybersecurity incidents causing business or financial harm. In addition, if we select a vendor that uses cloud storage of information as part of their service or product offerings or are selected as a vendor for our Cadence Cloud portfolio, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or a vendor's security, the market perception of the effectiveness of our security measures could be harmed, legal or regulatory actions could be initiated against us and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers (including government customers), or suffer harm to our financial condition. The loss, misuse or theft of personal data collected, used, stored or transferred by us, vendors or other third parties in the course of running our business could result in business or financial harm, damage to our reputation and legal or regulatory proceedings.
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
•political and economic conditions, such as global economic downturns or recessions in the regions in which we do business, as well as macroeconomic and policy impacts of political instability and armed conflicts;
•unexpected changes in legal and regulatory requirements;
•differing employment practices and labor issues or inability to continue to offer competitive compensation;
•variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other currencies; and
•public health emergencies and related public health measures, including restrictions on travel between jurisdictions in which we and our customers and suppliers operate.

Some of our international research and development and other facilities are in parts of the world where there may be a greater risk of business interruption as a result of political instability, terrorist acts or military conflicts than businesses located domestically. Damage to or disruptions at our international research and development facilities could have a significant adverse effect on our ability to develop new products or improve existing products. We are not insured for losses or interruptions caused by acts of war. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity or operations, such as cyber hacking, computer system viruses, natural disasters, public health emergencies, civil unrest or terrorism, could significantly harm our business operations.
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
We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the impact of COVID-19 variants and the effects of containment measures. Our business and operations, as well as that of our customers, suppliers, contract manufacturers and other counterparties, could continue to be disrupted for an indefinite period of time. As a result of the pandemic, we have experienced, and may continue to experience, inefficiencies, delays and additional costs in our product development, business operations and hardware product deliveries, as well as volatility in the demand for our products and services and the availability of supplies. The pandemic has also caused volatility in the financial markets and may increase the possibility of an extended global economic downturn and extended periods of high inflation, which could continue to affect demand for our products and services, our ability to collect payments from our customers and impact our results and financial condition. In addition, the pandemic has had, and may have, the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We have significant operations outside the United States. As of December 31, 2022, approximately 76% of our cash and cash equivalents balance was held by subsidiaries outside the United States, with the remainder of the balance held by us or our subsidiaries in the United States. While we believe that the combination of our current U.S. cash and cash equivalents, future U.S. operating cash flows, cash available under our revolving credit facility and other cash that may be accessible to us through financing arrangements on attractive terms are sufficient to meet our ongoing U.S. operating expenses and debt repayment obligations, we cannot accurately predict the full impact that evolving macroeconomic and geopolitical conditions may have on our cash flows. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) has reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash were insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
The long sales cycle of our products and services may cause our operating results to fluctuate unexpectedly.
Generally, we have a long sales cycle that can extend up to six months or longer. The complexity and expense associated with our products and services generally require a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities. In addition, sales of our products and services have been and may in the future be delayed if customers delay approval or commencement of projects because of the timing of customers’ competitive evaluation processes or customers’ budgetary constraints and budget cycles. Long sales cycles for hardware products subject us to a number of significant risks over which we have limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results. Further, economic conditions, including economic downturn and rising inflation, may have a delayed impact on our results and financial condition as a result of our long sales cycles. Similarly, such macroeconomic conditions may impact our long sales cycles by making it difficult for our customers to plan future business activities, which could cause customers to limit spending or delay decision-making.
We have incurred, and may in the future incur, substantial costs in connection with restructuring plans, which might not result in the benefits we anticipate, possibly having a negative effect on our future operating results.
From time to time, we initiate restructuring plans in an effort to better align our resources with our business strategy. We incur substantial costs to implement restructuring plans, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. Our past restructuring plans do not provide any assurance that we will realize anticipated cost savings or other benefits from any restructuring plans we implement in the future. In addition, restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use any restructuring plans we implement in the future to seek to gain a competitive advantage over us. As a result, restructuring plans may affect our revenue and other operating results in the future.
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
•with Moore's Law slowing, the trend towards more on-chip integration and advanced system level 3D package design may change the requirements for the design, multiphysics analysis, and verification of complex homogeneous and heterogeneous systems; and

•changing end-user dynamics in our target technology verticals - including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare - could advance the need from simple ICs to full-system design and analysis capabilities that require increasingly complex computational software-based solutions.
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
•aggressive pricing competition by some of our competitors, including through significant discounts, may cause us to reduce the prices of our products, offer terms that are unfavorable to us or lose our competitive position, any of which could result in lower revenue or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or emulation and prototyping hardware systems products and could, over time, significantly constrain the prices that we can charge for our products;
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
Our reliance on single or a limited number of suppliers and contract manufacturers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products has resulted in, and could continue to result in, some product delivery delays and reduced control over contractual terms and quality. In some cases, it may not be practical or feasible to have multiple sources to procure certain key components. We have suffered from, and may continue to suffer from delays and other disruptions in the supply of certain hardware components and the delivery of products by our contract manufacturers. Such delays and disruptions may be due to a variety of factors, including bankruptcy, shutdown or upstream supply chain issues, and may prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results. For example, the global semiconductor shortage since 2021 has negatively impacted and may continue to negatively impact multiple segments of the semiconductor industry, including our company and our customers.
Tax, Regulatory and Litigation Risks
Our results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political and other conditions. Governments, including the United States, are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which have led to changes in tax laws, an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions and these jurisdictions have assessed, or may assess, additional tax liabilities against us.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations, cash flows and financial position. Our future effective tax rates could be adversely affected by factors that include, but are not limited to, changes in tax laws or the interpretation of such tax laws in jurisdictions in which we have business activity, earnings being lower than anticipated in jurisdictions with low statutory tax rates, changes in tax benefits from stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, changes in our recognition or measurement of a tax position taken in a prior period, increases to interest or penalty expenses, new accounting standards or interpretations of such standards, or results of examinations by the Internal Revenue Service (“IRS”), state, and foreign tax or other governmental authorities. For example, our fiscal 2022 effective tax rate and cash tax payments increased significantly compared to fiscal 2021, which primarily resulted from a fiscal 2022 requirement that we capitalize and amortize R&D costs, rather than expense these costs as incurred for U.S. corporate income tax purposes.

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
In August 2022, the United States enacted the Inflation Reduction Act of 2022, which included a new book minimum tax on certain large corporations, an excise tax on stock buybacks and significant funding for IRS enforcement efforts. In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an agreement among 137 countries to adopt new rules to provide greater taxing rights to jurisdictions where customers or users are located and the introduction of a corporate global minimum tax rate of 15% in the near future. In December 2022, the European Union and the Korean legislature announced the introduction of the global minimum tax in fiscal 2024. Furthermore, many countries have enacted or proposed new laws to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes and are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating the amount and composition of our annual income or loss in jurisdictions with varying income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules, our interpretations of changes in tax laws and results of tax audits. In addition, we account for certain tax benefits from stock-based compensation in the period the stock compensation vests or is settled, which may cause increased variability in our quarterly effective tax rates. If there were a material difference between forecasted and actual tax rates, it could have a material impact on our results of operations.
Litigation, government investigations or regulatory proceedings could adversely affect our financial condition or operations.
We or our products or technologies currently are, and in the future may be, involved in or subject to various disputes and legal proceedings that arise in the ordinary course of business. These include disputes and legal proceedings related to intellectual property, indemnification, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. Governments and regulatory agencies in the jurisdictions in which we operate may also open or initiate investigations or regulatory proceedings. For information regarding legal proceedings in which we are currently engaged, please refer to the discussion under Part I, Item 3, “Legal Proceedings” and Note 18 in the notes to consolidated financial statements. We cannot provide any assurances that the final outcome of these legal proceedings or any other proceedings that may arise in the future will not have a material adverse effect on our business, reputation, operating results, financial condition or cash flows. Legal proceedings can be time consuming and expensive and could divert management’s time and attention from our business, which could have a material adverse effect on our revenue and operating results.
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
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and other factors beyond our control such as the ongoing COVID-19 pandemic, inflationary pressures, other macroeconomic factors and associated economic downturn. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. In addition to these factors and industry and general economic and political conditions, our stock price may be adversely impacted by announcements related to financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors, announcements of new products or acquisitions of new technologies by us, our competitors or our customers, or announcements of acquisitions, major transactions, litigation developments or management changes. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, shareholder derivative lawsuits or other actions by shareholders, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.
Anti-takeover defenses in our certificate of incorporation and bylaws and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.
Our certificate of incorporation and bylaws and certain provisions of the Delaware General Corporation Law (the “DGCL”) that apply to us could make it difficult for anyone to acquire control of our company. For example, our certificate of incorporation allows our Board of Directors to designate and issue, at any time and without stockholder approval up to 400,000 shares of preferred stock in one or more series. All 400,000 shares of preferred stock are currently designated as Series A Preferred, but because no such shares are outstanding or reserved for issuance, our Board of Directors may reduce the number of shares of preferred stock designated as Series A Preferred to zero. Subject to the DGCL, our Board of Directors may, as to any shares of preferred stock the terms of which have not then been designated, fix the rights, preferences, privileges and restrictions on these shares, fix the number of shares and designation of any series, and increase or decrease the number of shares of any series if not below the number of outstanding shares plus the number of shares reserved for issuance. Our Board of Directors has the power to issue shares of Series A Preferred with dividend, voting and liquidation rights superior to our common stock at a rate of 1,000-to-1 without further vote or action by the common stockholders.
In addition, Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.
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
We have significant outstanding indebtedness, as well as the ability to access additional borrowings under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”), the loan agreement governing our senior non-amortizing term loan facility due September 7, 2025 (the “2025 Term Loan”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify. Specifically, our level of debt could have important consequences, including the following:
•making it more difficult for us to satisfy our obligations to service our debt as described above;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows (including U.S. cash) to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes and potentially requiring repatriation of cash from outside the U.S.;
•increasing our vulnerability to adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors and competitors that have greater access to capital resources;
•limiting our interest deductions for U.S. income tax purposes; and
•increasing our cost of borrowing.
The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will fully consummate our share repurchase authorization, or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
We repurchase shares of our common stock from time to time in accordance with authorizations from our Board of Directors. The primary objective of our share repurchase activities is to prevent share dilution associated with our stock compensation plans. The actual timing and amount of our share repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors and may fluctuate based on such factors. Our repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. We cannot guarantee that the authorization will be fully expended or that our share repurchases will enhance long-term stockholder value. Further, our share repurchase activities could affect our stock price, increase stock price volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in our stock price.
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
The terms of our debt agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The agreements governing our revolving credit facility and 2025 Term Loan contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur liens or additional indebtedness and guarantee indebtedness;
•enter into transactions with affiliates;
•alter the businesses we conduct; and
•consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the agreements governing our revolving credit facility and 2025 Term Loan require us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the agreements governing our revolving credit facility and 2025 Term Loan could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If our cash flows and capital resources are insufficient to satisfy our debt obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our debt obligations. Our debt agreements restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, none of which are currently guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required payments on our debt.
If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders could terminate their commitments to loan money and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using short form, automatically effective registration statements, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs.
Despite our current level of indebtedness, we and our subsidiaries may incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may incur significant additional indebtedness in the future. Although our debt agreements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the 2024 Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility and 2025 Term Loan are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Our revolving credit facility utilizes, at our option, either (1) Term Secured Overnight Financing Rate (“SOFR”), plus a margin between 0.750% and 1.250% per annum, determined by reference to the credit rating of our unsecured debt, plus a SOFR adjustment of 0.10% or (2) the base rate plus a margin ranging from 0.000% to 0.250% per annum, determined by reference to the credit rating of our unsecured debt, to calculate the amount of accrued interest on any borrowings. The 2025 Term Loan utilizes, at our option, either (1) Term SOFR, plus a margin of between 0.625% and 1.125% per annum, determined by reference to the credit rating of our unsecured debt, plus a SOFR adjustment of 0.10% or (2) base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of our unsecured debt, to calculate the amount of accrued interest on borrowings. Assuming all loans were fully drawn and we were to fully exercise our right to increase borrowing capacity under our revolving credit facility and we made no prepayments on our 2025 Term Loan, each quarter point change in interest rates would result in a $3.4 million change in annual interest expense on our indebtedness under our revolving credit facility and 2025 Term Loan.
In addition to increasing the interest rates payable by us under our revolving credit facility and 2025 Term Loan, credit rating downgrades could also restrict our ability to obtain additional financing in the future and affect the terms of any such financing.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own land and buildings at our corporate headquarters located in San Jose, California. We also own properties in New Mexico and India. As of December 31, 2022, the total square footage of our owned buildings was approximately 1,227,000.
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

On April 27, 2022, Bell Semiconductor LLC (“Bell Semi“), a patent monetization entity, began filing a series of patent infringement lawsuits against certain technology companies alleging that certain semiconductor devices designed using certain design tools offered by EDA vendors, including Cadence, infringe upon one or more patents held by Bell Semi. Bell Semi seeks monetary damages, attorneys’ fees and costs, and a permanent injunction prohibiting the defendants from using allegedly infringing EDA design tools.
On April 29, 2022, Bell Semi also began filing a series of complaints with the U.S. International Trade Commission (“ITC“) alleging violations of Section 337 of the Tariff Act of 1930 and seeking limited exclusion orders preventing the respondents from importing into the United States semiconductor devices designed using certain design tools offered by EDA vendors, including Cadence, and cease-and-desist orders prohibiting respondents from importing, selling, offering for sale, marketing, advertising, distributing, or transferring products (except for exportation) made using certain design tools offered by EDA vendors, including Cadence. The ITC instituted three investigations but Bell Semi subsequently terminated one of the investigations.
Cadence is not named as a respondent or defendant in any of the aforementioned actions; however, certain respondents and defendants are Cadence customers and have sought defense and indemnity from Cadence regarding Bell Semi’s allegations. Cadence has offered to defend some of its customers consistent with the terms of the applicable license agreements.
On November 18, 2022, Cadence and another EDA vendor jointly filed an action in the U.S. District Court for the District of Delaware for declaratory judgment of invalidity and non-infringement as to each of the six patents asserted by Bell Semi in the aforementioned actions. On November 28, 2022, Cadence and another EDA vendor also filed a motion for preliminary injunction in the U.S. District Court for the District of Delaware seeking to enjoin Bell Semi from proceeding with its litigation campaign.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of January 31, 2023, we had 357 registered stockholders and approximately 490,000 beneficial owners of our common stock.

Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on December 30, 2017 (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through December 31, 2022 and, for each index, on the last day of the calendar year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc., the Nasdaq Composite Index, the S&P 500 Index and the S&P Information Technology Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Cadence Design Systems, Inc.
Nasdaq Composite
S&P 500
S&P Information Technology

*$100 invested on 12/30/17 in stock or index, including reinvestment of dividends.
Indexes calculated on a month-end basis.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/30/2017	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022

Cadence Design Systems, Inc.	$100.00	$103.63	$168.08	$326.23	$445.60	$384.12
Nasdaq Composite	100.00	97.16	132.81	192.47	235.15	158.65
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P 500 Information Technology	100.00	99.71	149.86	215.63	290.08	208.30

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Issuer Purchases of Equity Securities
We are authorized to repurchase shares of our common stock under a publicly announced program most recently increased by our Board of Directors on August 11, 2022. Pursuant to this authorization, we may repurchase shares from time to time through open market repurchases, in privately negotiated transactions or by other means, including accelerated share repurchase transactions or other structured repurchase transactions, block trades or pursuant to trading plans intended to comply with Rule 10b5-1 of the Exchange Act. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 31, 2022, approximately $1.1 billion of the share repurchase authorization remained available to repurchase shares of our common stock. The share repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
October 2, 2022 - November 5, 2022	1,379,968	$151.75	1,361,665	$1,170
November 6, 2022 - December 3, 2022	304,525	$160.06	292,586	$1,123
December 4, 2022 - December 31, 2022	298,895	$164.25	284,350	$1,077
Total	1,983,388	$154.91	1,938,601
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
(3)Our publicly announced share repurchase program was originally announced on February 1, 2017 and most recently increased by an additional $1.0 billion on August 11, 2022.

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
Business Overview
Cadence is a leader in electronic system design, building upon more than 30 years of computational software expertise. We apply our underlying Intelligent System Design strategy to deliver computational software, hardware and IP that turn design concepts into reality. We enable our customers to develop electronic products. Our products and services are designed to give our customers a competitive edge in their development of integrated ICs, SoCs, and increasingly sophisticated electronic devices and systems. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market, improving engineering productivity and reducing their design, development and manufacturing costs.
Our strategy is to provide the technology necessary for our customers to develop products across a variety of vertical markets including consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial, healthcare and life sciences. Our products and services enable our customers to develop complex and innovative electronic products, so demand for our technology is driven by our customers’ investment in new designs and products. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA.
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.

Consistent with our Intelligent System Design strategy, we completed our acquisitions of OpenEye and Future Facilities during fiscal 2022. Both of these acquisitions are expected to add important new technologies and capabilities to our System Design and Analysis technology portfolio that we believe will enhance our ability to pursue attractive opportunities in the markets we serve. During fiscal 2022, these acquisitions increased expenses, including amortization of acquired intangible assets more than revenue.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Categories.”
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
Fiscal Year End
On September 7, 2022, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. Our fiscal quarters will end on March 31, June 30, and September 30. The fiscal year change is effective beginning with our 2023 fiscal year, which began on January 1, 2023.
Macroeconomic Environment
Our business is subject to the effects of expanded trade restrictions, the ongoing geopolitical conflict in Ukraine and other areas of the world, the COVID-19 pandemic, volatility in foreign currency exchange rates, global inflation and the rise in interest rates.
We have been impacted by expanded trade restrictions, including restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the BIS’s “Unverified List” and regulations governing the sale of certain technologies. Based on our current assessments, we expect the impact of these expanded trade restrictions on our business to be limited.
We also continuously monitor geopolitical conflicts around the world and their effects on our business. During the first half of fiscal 2022, due to the ongoing conflict between Russia and Ukraine and the corresponding sanctions imposed by the United States and other countries, we terminated our operations in Russia. The termination of our operations in Russia has not limited our ability to develop or support our products and has not had a material impact on our results of operations, financial condition, liquidity or cash flows. We do not have operations or employees in Ukraine.
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
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, “Risk Factors.”
Results of Operations
The discussion of our fiscal 2022 consolidated results of operations include year-over-year comparisons to fiscal 2021 for revenue, cost of revenue, operating expenses, operating margin, other non-operating expenses, income taxes and cash flows. For a discussion of the fiscal 2021 changes compared to fiscal 2020, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, filed on February 22, 2022.

Results of operations for fiscal 2022, as compared to fiscal 2021, reflect the following:
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for fiscal 2022 and 2021:

	2022	2021
Revenue recognized over time	83%	85%
Revenue from arrangements with non-cancelable commitments	2%	3%
Recurring revenue	85%	88%
Up-front revenue	15%	12%
Total	100%	100%

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

	Trailing Twelve Months Ended
	December 31, 2022	October 1, 2022	July 2, 2022	April 2, 2022	January 1, 2022
Recurring revenue	85%	86%	87%	87%	88%
Up-front revenue	15%	14%	13%	13%	12%
Total	100%	100%	100%	100%	100%
Revenue by Year
The following table shows our revenue for fiscal 2022 and 2021 and the change in revenue between years:

			Change
	2022	2021	2022 vs. 2021
	(In millions, except percentages)
Product and maintenance	$3,340.2	$2,812.9	$527.3	19%
Services	221.5	175.3	46.2	26%
Total revenue	$3,561.7	$2,988.2	$573.5	19%
Product and maintenance revenue increased during fiscal 2022, as compared to fiscal 2021, primarily due to increased revenue in each of our five product categories. This growth was driven by our customers investing in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare.
Services revenue increased during fiscal 2022, as compared to fiscal 2021, primarily due to increased revenue from our custom IP offerings. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2022 or 2021.

Revenue by Product Category
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product categories and services during fiscal 2022 and 2021:

	2022	2021
Custom IC Design and Simulation	22%	23%
Digital IC Design and Signoff	28%	29%
Functional Verification, including Emulation and Prototyping Hardware	26%	24%
IP	12%	13%
System Design and Analysis	12%	11%
Total	100%	100%
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
Revenue by Geography

			Change
	2022	2021	2022 vs. 2021
	(In millions, except percentages)
United States	$1,577.9	$1,293.0	$284.9	22%
Other Americas	53.1	42.1	11.0	26%
China	521.5	378.1	143.4	38%
Other Asia	629.5	566.8	62.7	11%
Europe, Middle East and Africa	582.4	523.4	59.0	11%
Japan	197.3	184.8	12.5	7%
Total revenue	$3,561.7	$2,988.2	$573.5	19%
Revenue in each of the six geographies presented in the table above increased during fiscal 2022, as compared to fiscal 2021, due to increased revenue from our software offerings. Revenue in the United States and China also increased during fiscal 2022, as compared to fiscal 2021, due to increased revenue from our hardware and IP offerings.
Revenue by Geography as a Percent of Total Revenue

	2022	2021
United States	44%	43%
Other Americas	2%	2%
China	15%	13%
Other Asia	18%	19%
Europe, Middle East and Africa	16%	17%
Japan	5%	6%
Total	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Cost of Revenue

			Change
	2022	2021	2022 vs. 2021
	(In millions, except percentages)
Cost of product and maintenance	$273.6	$222.6	$51.0	23%
Cost of services	98.0	84.4	13.6	16%
Total cost of revenue	$371.6	$307.0	$64.6	21%

The following table shows cost of revenue as a percentage of related revenue for fiscal 2022 and 2021:

	2022	2021
Cost of product and maintenance	8%	8%
Cost of services	44%	48%
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
A summary of cost of product and maintenance for fiscal 2022 and 2021 is as follows:

			Change
	2022	2021	2022 vs. 2021
	(In millions, except percentages)
Product and maintenance-related costs	$232.3	$175.0	$57.3	33%
Amortization of acquired intangibles	41.3	47.6	(6.3)	(13)%
Total cost of product and maintenance	$273.6	$222.6	$51.0	23%
Product and maintenance-related costs increased during fiscal 2022, when compared to fiscal 2021, due to the following:

Change
2022 vs. 2021
(In millions)
Emulation and prototyping hardware costs	$51.6
Salary, benefits and other employee-related costs	4.9
Other items	0.8
Total change in product and maintenance-related costs	$57.3
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. The increase in emulation and prototyping hardware costs during fiscal 2022, as compared to fiscal 2021, was primarily due to increased revenue from emulation and prototyping hardware products.
Amortization of acquired intangibles included in cost of product and maintenance decreased during fiscal 2022, as compared to fiscal 2021, primarily due to certain technology-related intangible assets becoming fully amortized during fiscal 2022 and during fiscal 2021, partially offset by technology-related intangible assets acquired during fiscal 2022.

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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expense. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, our annual mid-year promotion and pay raise cycle, stock-based compensation, restructuring and other employment separation activities, foreign exchange rate movements, acquisition-related costs, volatility in variable compensation programs that are driven by operating results, and charitable donations.
During fiscal 2021, we offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge for voluntary termination and post-employment benefits of $26.8 million. As of December 31, 2022, liabilities related to the voluntary retirement program were $0.4 million and were included in accounts payable and accrued liabilities on our consolidated balance sheet. We expect to make cash payments to settle these liabilities during fiscal 2023.
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
Our operating expenses for fiscal 2022 and 2021 were as follows:

			Change
	2022	2021	2022 vs. 2021
	(In millions, except percentages)
Marketing and sales	$604.2	$560.3	$43.9	8%
Research and development	1,251.6	1,134.3	117.3	10%
General and administrative	242.1	189.0	53.1	28%
Total operating expenses	$2,097.9	$1,883.6	$214.3	11%
Our operating expenses, as a percentage of total revenue, for fiscal 2022 and 2021 were as follows:

	2022	2021
Marketing and sales	17%	19%
Research and development	35%	38%
General and administrative	7%	6%
Total operating expenses	59%	63%

 Marketing and Sales
The changes in marketing and sales expense were due to the following:

Change
2022 vs. 2021
(In millions)
Salary, benefits and other employee-related costs	$24.0
Stock-based compensation	11.5
Marketing programs and events	9.9
Facilities and other infrastructure costs	3.9
Travel and sales meetings	3.3
Professional services	(3.2)
Voluntary retirement program	(6.7)
Other items	1.2
Total change in marketing and sales expense	$43.9
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales increased during fiscal 2022, as compared to fiscal 2021, primarily due to increased business levels and our continued investment in attracting and retaining talent dedicated to technical sales support. Costs related to marketing programs and events increased during fiscal 2022, as compared to fiscal 2021, primarily due to an increased number of in-person meetings and events.
Research and Development
 The changes in research and development expense were due to the following:

Change
2022 vs. 2021
(In millions)
Salary, benefits and other employee-related costs	$76.6
Stock-based compensation	27.7
Facilities and other infrastructure costs	11.5
Professional services	9.3
Travel	5.2
Voluntary retirement program	(14.7)
Other items	1.7
Total change in research and development expense	$117.3
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during fiscal 2022, as compared to fiscal 2021, primarily due to our continued investment in attracting and retaining talent for research and development activities. Facilities and other infrastructure costs increased during fiscal 2022, as compared to fiscal 2021, primarily due to an increase in costs associated with our acquisitions and our growing work force.

General and Administrative
The changes in general and administrative expense were due to the following:

Change
2022 vs. 2021
(In millions)
Stock-based compensation	$20.0
Professional services	15.2
Legal fees and related costs	12.5
Contributions to non-profit organizations	8.7
Salary, benefits and other employee-related costs	8.5
Voluntary retirement program	(2.6)
Foreign service tax refund	(13.5)
Other items	4.3
Total change in general and administrative expense	$53.1
As a result of the transition of our Chief Executive Officer and creation of the Executive Chair role in December of 2021, general and administrative expense for fiscal 2022 includes incremental compensation costs, as compared to fiscal 2021. The increase in stock-based compensation included in general and administrative expense during fiscal 2022, as compared to fiscal 2021, is primarily due to equity awards granted to executives.
Professional services and legal fees included in general and administrative expense increased during fiscal 2022, as compared to fiscal 2021, primarily due to an increase in acquisition-related professional services, legal fees and costs for other matters. The increase in contributions to non-profit organizations during fiscal 2022, as compared to fiscal 2021, is primarily related to increased contributions to the Cadence Giving Foundation in an effort to give back to the communities where our employees live and work.
During fiscal 2022, as compared to fiscal 2021, we benefited from a non-recurring foreign service tax refund, offsetting the increase in other categories of general and administrative expense.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists primarily of amortization of customer relationships, acquired backlog, trade names, trademarks and patents. Amortization in any given period depends primarily on the timing and extent to which we acquire intangible assets.

			Change
	2022	2021	2022 vs. 2021
	(In millions, except percentages)
Amortization of acquired intangibles	$18.5	$19.6	$(1.1)	(6)%

Amortization of acquired intangibles decreased during fiscal 2022, as compared to fiscal 2021, primarily due to certain intangible assets becoming fully amortized during the first half of fiscal 2022 and during fiscal 2021, partially offset by intangible assets acquired during fiscal 2022.
Operating margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for fiscal 2022 and 2021 was as follows:

	2022	2021
Operating margin	30%	26%
Operating margin increased during fiscal 2022, as compared to fiscal 2021, primarily because revenue growth in each of our five product categories exceeded growth in operating expenses.

Interest Expense
Interest expense for fiscal 2022 and 2021 was comprised of the following:

	2022	2021
	(In millions)
Contractual cash interest expense:
2024 Notes	$15.3	$15.3
2025 Term Loan	4.1	—
Revolving credit facility	2.8	0.7
Amortization of debt discount:
2024 Notes	0.9	0.8
Other	(0.2)	0.2
Total interest expense	$22.9	$17.0
Interest expense increased during fiscal 2022, as compared to fiscal 2021, primarily due to increased interest expense associated with amounts outstanding under our 2025 Term Loan and our 2021 Credit Facility. Interest rates under our 2025 Term Loan and 2021 Credit Facility are variable, so interest expense is affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. As of December 31, 2022, we had outstanding borrowings of $100.0 million under our 2021 Credit Facility to fund domestic working capital and for other general corporate requirements. For an additional description of our debt arrangements, including our 2025 Term Loan and 2021 Credit Facility, see Note 5 in the notes to consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for fiscal 2022 and 2021:

	2022	2021
	(In millions, except percentages)
Provision for income taxes	$196.4	$72.5
Effective tax rate	18.8%	9.4%
The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, we began capitalizing and amortizing R&D costs over five years for domestic research and fifteen years for international research rather than expensing these costs as incurred. As a result, our fiscal 2022 effective tax rate and our cash tax payments increased significantly as compared to fiscal 2021. We recognized increases to our deferred tax assets as we begin to capitalize domestic research costs.
Our provision for income taxes for fiscal 2022 was primarily attributable to federal, state and foreign income taxes on our fiscal 2022 income, partially offset by the tax benefit of $42.1 million related to stock-based compensation that vested or was exercised during the period. We also recognized a tax benefit of $68.7 million related to the release of the valuation allowance on our California R&D tax credits because we expect to utilize these tax credits based on strong current earnings and future taxable income projections.
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

Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2023 effective tax rate will be approximately 26%. We expect that our quarterly effective tax rates will vary from our fiscal 2023 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 8 in the notes to consolidated financial statements.
Liquidity and Capital Resources

	As of		Change
	December 31, 2022	January 1, 2022	2022 vs. 2021
	(In millions)
Cash and cash equivalents	$882.3	$1,088.9	$(206.6)
Net working capital	359.1	744.5	(385.4)
Cash and Cash Equivalents
As of December 31, 2022, our principal sources of liquidity consisted of $882.3 million of cash and cash equivalents as compared to $1,088.9 million as of January 1, 2022.
Our primary sources of cash and cash equivalents during fiscal 2022 were cash generated from operations, proceeds from debt, and proceeds from the exercise of stock options and proceeds from stock purchases under our employee stock purchase plan.
Our primary uses of cash and cash equivalents during fiscal 2022 were payments related to salaries and benefits, operating expenses, repurchases of our common stock, payments for business combinations, net of cash acquired, payments for income taxes, purchases of inventory, payment of employee taxes on vesting of restricted stock and purchases of property, plant and equipment.
Approximately 76% of our cash and cash equivalents were held by our foreign subsidiaries as of December 31, 2022. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The decrease in our net working capital as of December 31, 2022, as compared to January 1, 2022, is primarily due to our use of cash for investing and financing activities and the timing of cash receipts from customers and disbursements made to vendors.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2022 and 2021 were as follows:

			Change
	2022	2021	2022 vs. 2021
	(In millions)
Cash provided by operating activities	$1,241.9	$1,101.0	$140.9
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities during fiscal 2022, as compared to fiscal 2021, was primarily due to improved results from operations and timing of cash receipts from customers and disbursements made to vendors.

Cash Flows Used for Investing Activities
Cash flows used for investing activities during fiscal 2022 and 2021 were as follows:

			Change
	2022	2021	2022 vs. 2021
	(In millions)
Cash used for investing activities	$(738.6)	$(293.0)	$(445.6)
The increase in cash used for investing activities during fiscal 2022, as compared to fiscal 2021, was primarily due to an increase in cash paid in business combinations, net of cash acquired, and an increase in payments for purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, purchasing software licenses, and making strategic investments.
Cash Flows Used for Financing Activities
Cash flows used for financing activities during fiscal 2022 and 2021 were as follows:

			Change
	2022	2021	2022 vs. 2021
	(In millions)
Cash used for financing activities	$(657.0)	$(643.8)	$(13.2)
The increase in cash used for financing activities during fiscal 2022, as compared to fiscal 2021, was primarily due to an increase in payments for repurchases of our common stock, partially offset by an increase in proceeds from debt.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In August 2022, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 31, 2022, approximately $1.1 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information on share repurchases.
Revolving Credit Facility
In June 2021, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent, as amended in September 2022 (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2021 Credit Facility are variable, so interest expense is impacted by changes in interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. As of December 31, 2022, there were $100.0 million of borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.

2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of December 31, 2022, we were in compliance with all covenants associated with the 2024 Notes.
2025 Term Loan
In September 2022, we entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025 with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of our unsecured indebtedness. Proceeds from the 2025 Term Loan were used to fund our acquisition of OpenEye. Interest rates associated with the 2025 Term Loan are variable, so interest expense is impacted by changes in interest rates. As of December 31, 2022, we were in compliance with all financial covenants associated with the 2025 Term Loan.
For additional information relating to our debt arrangements, see Note 5 in the notes to consolidated financial statements. For additional information relating to OpenEye and other acquisitions, see Note 6 in the notes to consolidated financial statements.
Other Liquidity Requirements
A summary of other capital and liquidity requirements as of December 31, 2022 is as follows:

	Total	Due in Less Than 1 Year
	(In millions)
Operating lease obligations(1)	$207.6	$41.4
Purchase obligations	92.6	80.3
Contractual interest payments (2)	73.6	31.9
Tax assessment (3)	48.7	48.7
Income tax payable	18.5	18.5
Other long-term contractual obligations (4)	89.7	—
Total	$530.7	$220.8
_________________
(1)    This table includes future payments under leases that had commenced as of December 31, 2022 as well as leases that had been signed but not yet commenced as of December 31, 2022.
(2)    Contractual interest payments on our variable rate indebtedness were calculated based on outstanding borrowings and the weighted average interest rates as of December 31, 2022.
(3)    In 2022, we received a tax audit assessment from the Korea taxing authorities primarily related to value-added taxes for years 2017-2019. We are required to pay these assessed taxes, prior to being allowed to contest or litigate the assessment. We paid the assessment in January 2023. Payment of this amount is not an admission that we are subject to such taxes, and we continue to defend our position vigorously.
(4)    Included in other long-term contractual obligations are long-term income tax liabilities of $63 million related to unrecognized tax benefits. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.
We expect that current cash and cash equivalent balances, cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities, and other capital and liquidity requirements, including acquisitions and share repurchases for at least the next 12 months and thereafter for the foreseeable future.
As of December 31, 2022, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our operating results or financial condition.

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
During fiscal 2022, we acquired intangible assets of $178.6 million. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
With our acquisitions of OpenEye and Future Facilities, we acquired combined intangible assets of $155.5 million. For existing technology acquired with OpenEye and Future Facilities, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, we projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. For both OpenEye and Future Facilities, we assumed technological obsolescence at a rate of 10% annually, before applying an assumed royalty rate of 25%.
The fair value for agreements and relationships acquired with our acquisitions of OpenEye and Future Facilities was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using customer retention rates between 95% and 100% for OpenEye and 95% for Future Facilities. The present value of operating cash flows from existing customers was determined using discount rates ranging from 10% to 11%.
We also completed three other business combinations with combined intangible assets of $23.1 million. The fair value of certain intangible assets acquired was determined using the multi-period excess earnings method, a variation of the income approach that utilizes unobservable inputs classified as Level 3 measurements. This method estimates the revenue and cash flows derived from the acquired assets, net of investment in supporting assets. The resulting cash flow, which is attributable solely to the assets acquired, is then discounted at a rate of return commensurate with the associated risk of the asset to calculate the present value. We assumed discount rates ranging from 11.5% to 24.5%. The fair value of the remaining intangible assets acquired was determined using the relief-from-royalty method using a technological obsolescence rate of approximately 12% annually, before applying a royalty rate of 25%.
We believe that our estimates and assumptions related to the fair value of our acquired intangible assets are reasonable, but significant judgment is involved.
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
In certain countries where we may invoice customers in the local currency, our revenue benefits from a weaker dollar and are adversely affected by a stronger dollar. The opposite impact occurs in countries where we record expenses in local currencies. In those cases, our costs and expenses benefit from a stronger dollar and are adversely affected by a weaker dollar. The fluctuations in our operating expenses outside the United States resulting from volatility in foreign exchange rates are not generally moderated by corresponding fluctuations in revenue from existing contracts.
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
The following table provides information about our foreign currency forward exchange contracts as of December 31, 2022. The information is provided in United States dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per United States dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts matured during February 2023.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European union euro	$139.5	0.95
British pound	105.7	0.83
Japanese yen	68.3	135.15
Israeli shekel	58.5	3.42
Indian rupee	35.9	81.84
Swedish krona	26.4	10.35
Chinese renminbi	18.2	6.99
Canadian dollar	15.5	1.33
South Korean Won	9.9	1,303.03
Taiwan dollar	7.1	30.47
Singapore dollar	4.0	1.37
Total	$489.0
Estimated fair value	$5.3
As of January 1, 2022, our foreign currency exchange contracts had an aggregate principal amount of $469.4 million, and an estimated fair value of negative $0.3 million.

We have performed sensitivity analyses as of December 31, 2022 and January 1, 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $4.2 million and $5.7 million as of December 31, 2022 and January 1, 2022, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $7.2 million and $8.5 million as of December 31, 2022 and January 1, 2022, respectively.
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
All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of December 31, 2022.
Interest rates under our 2021 Credit Facility and 2025 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. As of December 31, 2022, there were $100.0 million of borrowings outstanding under our 2021 Credit Facility and $300.0 million of borrowings outstanding under our 2025 Term Loan.
Interest rates for our 2021 Credit Facility and 2025 Term Loan can fluctuate based on changes in market interest rates and in interest rate margins that vary based on the credit ratings of our unsecured debt. Assuming all loans were fully drawn and we were to fully exercise our right to increase borrowing capacity under our 2021 Credit Facility and made no prepayments on our 2025 Term Loan, each quarter point change in interest rates would result in a $3.4 million change in annual interest expense on our indebtedness under our 2021 Credit Facility and 2025 Term Loan. For an additional description of the 2021 Credit Facility and 2025 Term Loan, see Note 5 in the notes to consolidated financial statements.
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. See Note 14 in the notes to consolidated financial statements for an additional description of these investments.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

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
Based on their evaluation our CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and, as applicable, “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in Cadence’s definitive proxy statement for its 2023 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report on Form 10-K.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in Cadence’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2022,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control,” and “Pay Ratio Disclosure” in Cadence’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by the Independent Registered Public Accounting Firm During Fiscal 2022 and 2021” in Cadence’s definitive proxy statement for its 2023 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm (Auditor Firm ID 238)	47

Consolidated Balance Sheets as of December 31, 2022 and January 1, 2022	49

Consolidated Income Statements for the three fiscal years ended December 31, 2022	50

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 31, 2022	51

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 31, 2022	52

Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2022	53

Notes to Consolidated Financial Statements	54

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	86

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

_____________
© 2023 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cadence Design Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identifying and Evaluating Terms and Conditions in Contracts
As described in Note 2 and Note 3 to the consolidated financial statements, the Company enters into contracts that can include various combinations of licenses, products, and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue upon transfer of control of promised products or services to customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended December 31, 2022, the Company’s total revenue was $3.562 billion.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 13, 2023

We have served as the Company’s auditor since 2020.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and January 1, 2022
(In thousands, except par value)

	As of
	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$882,325	$1,088,940
Receivables, net	486,710	337,596
Inventories	128,005	115,721
Prepaid expenses and other	209,727	173,512
Total current assets	1,706,767	1,715,769
Property, plant and equipment, net	371,451	305,911
Goodwill	1,374,268	928,358
Acquired intangibles, net	354,617	233,265
Deferred taxes	853,691	763,770
Other assets	476,277	439,226
Total assets	$5,137,071	$4,386,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$100,000	$—
Accounts payable and accrued liabilities	557,158	417,283
Current portion of deferred revenue	690,538	553,942
Total current liabilities	1,347,696	971,225
Long-term liabilities:
Long-term portion of deferred revenue	91,524	101,148
Long-term debt	648,078	347,588
Other long-term liabilities	304,660	225,663
Total long-term liabilities	1,044,262	674,399
Commitments and contingencies (Notes 8, 12 and 18)
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 272,675 and 276,796, respectively	2,765,673	2,467,701
Treasury stock, at cost; 56,485 shares and 52,363 shares, respectively	(3,824,163)	(2,740,003)
Retained earnings	3,895,240	3,046,288
Accumulated other comprehensive loss	(91,637)	(33,311)
Total stockholders’ equity	2,745,113	2,740,675
Total liabilities and stockholders’ equity	$5,137,071	$4,386,299

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 31, 2022
(In thousands, except per share amounts)

	2022	2021	2020
Revenue:
Product and maintenance	$3,340,197	$2,812,947	$2,536,617
Services	221,521	175,297	146,274
Total revenue	3,561,718	2,988,244	2,682,891
Costs and expenses:
Cost of product and maintenance	273,565	222,647	231,026
Cost of services	98,058	84,359	74,472
Marketing and sales	604,224	560,262	516,460
Research and development	1,251,544	1,134,277	1,033,732
General and administrative	242,116	189,018	154,425
Amortization of acquired intangibles	18,470	19,640	18,009
Restructuring	55	(1,048)	9,215
Total costs and expenses	2,488,032	2,209,155	2,037,339
Income from operations	1,073,686	779,089	645,552
Interest expense	(22,934)	(16,980)	(20,749)
Other income (expense), net	(5,389)	6,326	7,945
Income before provision for income taxes	1,045,363	768,435	632,748
Provision for income taxes	196,411	72,480	42,104
Net income	$848,952	$695,955	$590,644
Net income per share – basic	$3.13	$2.54	$2.16
Net income per share – diluted	$3.09	$2.50	$2.11
Weighted average common shares outstanding – basic	271,198	273,504	273,728
Weighted average common shares outstanding – diluted	275,011	278,858	279,641

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended December 31, 2022
(In thousands)

	2022	2021	2020
Net income	$848,952	$695,955	$590,644
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(59,310)	(15,423)	18,373
Changes in defined benefit plan liabilities	984	(463)	1,128
Total other comprehensive income (loss), net of tax effects	(58,326)	(15,886)	19,501
Comprehensive income	$790,626	$680,069	$610,145

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 31, 2022
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 28, 2019	279,855	$2,046,237	$(1,668,105)	$1,761,688	$(36,926)	$2,102,894
Cumulative effect adjustment				(1,999)		$(1,999)
Net income	—	—	—	590,644	—	$590,644
Other comprehensive income, net of taxes	—	—	—	—	19,501	$19,501
Purchase of treasury stock	(4,247)	—	(380,064)	—	—	$(380,064)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	4,352	(7,934)	82,736	—	—	$74,802
Stock received for payment of employee taxes on vesting of restricted stock	(1,019)	(17,632)	(92,396)	—	—	$(110,028)
Stock-based compensation expense	—	197,268	—	—	—	$197,268
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	695,955	—	$695,955
Other comprehensive loss, net of taxes	—	—	—	—	(15,886)	$(15,886)
Purchase of treasury stock	(4,401)	—	(612,297)	—	—	$(612,297)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,978	55,505	32,272	—	—	$87,777
Stock received for payment of employee taxes on vesting of restricted stock	(722)	(15,833)	(102,149)	—	—	$(117,982)
Stock-based compensation expense	—	210,090	—	—	—	$210,090
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675
Net income	—	—	—	848,952	—	$848,952
Other comprehensive loss, net of taxes	—	—	—	—	(58,326)	$(58,326)
Purchase of treasury stock	(6,602)	—	(1,020,091)	—	—	$(1,020,091)
Equity forward contract	—	(12,035)	(17,965)	—	—	$(30,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,079	56,708	48,620	—	—	$105,328
Stock received for payment of employee taxes on vesting of restricted stock	(598)	(17,140)	(94,724)	—	—	$(111,864)
Stock-based compensation expense	—	270,439	—	—	—	$270,439
Balance, December 31, 2022	272,675	$2,765,673	$(3,824,163)	$3,895,240	$(91,637)	$2,745,113

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 31, 2022
(In thousands)

	2022	2021	2020
Cash and cash equivalents at beginning of year	$1,088,940	$928,432	$705,210
Cash flows from operating activities:
Net income	848,952	695,955	590,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,088	142,308	145,653
Amortization of debt discount and fees	1,134	1,219	1,053
Stock-based compensation	270,439	210,090	197,268
(Gain) loss on investments, net	5,425	(580)	4,954
Deferred income taxes	(107,606)	(43,178)	(26,117)
Provisions for losses on receivables	204	525	1,628
ROU asset amortization and change in operating lease liabilities	3,342	(11,606)	4,483
Other non-cash items	371	427	773
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(138,471)	2,014	(25,934)
Inventories	(23,073)	(39,027)	(25,685)
Prepaid expenses and other	(38,927)	(34,342)	(31,167)
Other assets	(933)	(7,133)	(71,606)
Accounts payable and accrued liabilities	113,945	67,356	18,394
Deferred revenue	131,462	100,731	110,173
Other long-term liabilities	43,542	16,199	10,408
Net cash provided by operating activities	1,241,894	1,100,958	904,922
Cash flows from investing activities:
Purchases of non-marketable investments	(1,000)	—	—
Proceeds from the sale of non-marketable investments	366	128	217
Purchases of property, plant and equipment	(123,215)	(65,298)	(94,813)
Purchases of intangible assets	(1,000)	(1,583)	—
Cash paid in business combinations and asset acquisitions, net of cash acquired	(613,785)	(226,201)	(197,562)
Net cash used for investing activities	(738,634)	(292,954)	(292,158)
Cash flows from financing activities:
Proceeds from revolving credit facility	585,000	—	350,000
Payments on revolving credit facility	(485,000)	—	(350,000)
Proceeds from term loan	300,000	—	—
Payment of debt issuance costs	(425)	(1,285)	—
Proceeds from issuance of common stock	105,331	87,772	74,803
Stock received for payment of employee taxes on vesting of restricted stock	(111,864)	(117,982)	(110,028)
Payments for repurchases of common stock	(1,050,091)	(612,297)	(380,064)
Net cash used for financing activities	(657,049)	(643,792)	(415,289)
Effect of exchange rate changes on cash and cash equivalents	(52,826)	(3,704)	25,747
Increase (decrease) in cash and cash equivalents	(206,615)	160,508	223,222
Cash and cash equivalents at end of year	$882,325	$1,088,940	$928,432

Supplemental cash flow information:
Cash paid for interest	$21,122	$15,950	$19,778
Cash paid for income taxes, net	233,235	146,424	105,917

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended December 31, 2022

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
Historically, Cadence’s fiscal years have been 52- or 53-week periods ending on the Saturday closest to December 31. Fiscal 2022 and fiscal 2021, were both 52-week fiscal years, compared to 2020, which was a 53-week fiscal year.
During fiscal 2022, Cadence’s Board of Directors approved a change in Cadence’s fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective with Cadence’s 2023 fiscal year, which began on January 1, 2023. Cadence’s fiscal quarters will end on March 31, June 30, and September 30.
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
Recently Adopted Accounting Standards
Lessors - Certain Leases with Variable Lease Payments
In July 2021, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2021-05, “Lessors - Certain Leases with Variable Lease Payments,” which allows lessors to classify and account for a lease with variable payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria as defined in ASC Topic 842 and (2) the lessor would have otherwise recognized a day-one loss on the lease arrangement. This standard better aligns the accounting with the underlying economics of these arrangements as lessors are not permitted to include most variable payments which do not depend on a reference index or a rate in the lease receivable while assets are derecognized at lease commencement. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Cadence adopted this standard on January 2, 2022, the first day of fiscal 2022, on a prospective basis. The adoption of this standard did not have a material impact on Cadence’s consolidated financial statements and related disclosures.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with “Revenue from Contracts with Customers (Topic 606)” as if the acquiring entity had originated the contracts. This approach differs from the previous requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. Cadence adopted this standard on January 2, 2022, the first day of fiscal 2022. The adoption of this standard did not impact acquired contract assets or liabilities from business combinations that occurred prior to the date of adoption, and the impact in current and future periods will depend on the contract assets and contract liabilities acquired. For business combinations completed during fiscal 2022, Cadence recognized deferred revenue of $11.8 million from the acquired businesses as if Cadence had originated the contracts in accordance with Topic 606 rather than at fair value. For additional information relating to Cadence’s acquisitions, see Note 6 in the notes to consolidated financial statements.
New Accounting Standards Not Yet Adopted
There have been no recent accounting standard updates that are material or potentially material to Cadence.

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
Cadence translates the financial statements of consolidated entities whose functional currency is not the United States dollar into United States dollars. Cadence translates assets and liabilities at the exchange rate in effect as of the financial statement date and translates income statement accounts using an average exchange rate for the period. Cadence includes adjustments from translating assets and liabilities into United States dollars, and the effect of exchange rate changes on intercompany transactions of a long-term investment nature in stockholders’ equity as a component of accumulated other comprehensive income. Cadence reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions of a monetary nature in other income (expense), net, in the consolidated income statements.
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

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Capitalized costs were not material during fiscal 2022, 2021 or 2020.
Cadence recorded depreciation and amortization expense of $69.1 million, $71.2 million and $67.6 million during fiscal 2022, 2021 and 2020, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2022, 2021 and 2020 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs were $41.7 million and $43.9 million as of December 31, 2022, and January 1, 2022, respectively, and are included in other assets in Cadence’s consolidated balance sheet. Amortization of these assets was $40.5 million, $40.1 million and $34.6 million during fiscal 2022, 2021 and 2020, respectively, and is included in sales and marketing expense in Cadence’s consolidated income statement.
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
Leases
Lessee Considerations
Cadence has operating leases primarily consisting of facilities with remaining lease terms of approximately one year to sixteen years. Cadence has options to terminate many of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that Cadence will not exercise the early termination option. For certain leases, Cadence has options to extend the lease term for additional periods ranging from one year to ten years. Renewal options are not considered in the remaining lease term unless it is reasonably certain that Cadence will exercise such options.

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
Investments in Equity Securities
Cadence’s investments in marketable equity securities are carried at fair value as a component of prepaid expenses and other in the consolidated balance sheets. Cadence records realized and unrealized holding gains or losses as part of other income (expense), net in the consolidated income statements.
Cadence’s non-marketable investments include its investments in privately held companies. These investments are initially recorded at cost and are included in other assets in the consolidated balance sheets. Cadence accounts for these investments using the measurement alternative when the fair value of the investment is not readily determinable and Cadence does not have the ability to exercise significant influence or the equity method of accounting when it is determined that Cadence has the ability to exercise significant influence. For investments accounted for using the equity method of accounting, Cadence records its proportionate share of the investee’s income or loss, net of the effects of any basis differences, to other income (expense), net on a one-quarter lag in Cadence’s consolidated income statements.
Cadence reviews its non-marketable investments on a regular basis to determine whether its investments in these companies are impaired. Cadence considers investee financial performance and other information received from the investee companies, as well as any other available estimates of the fair value of the investee companies in its review. If Cadence determines the carrying value of an investment exceeds its fair value, the book value of the investment is adjusted to its fair value. Cadence records investment write-downs in other income (expense), net, in the consolidated income statements.
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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded as a component of retained earnings by Cadence on the reissuance of treasury stock during fiscal 2022, 2021 or 2020.
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
Services revenue includes revenue received for performing engineering services (which are generally not related to the functionality of other licensed products), customized IP on a fixed fee basis, and sales from cloud-based solutions that provide customers with software, hardware and services over a period of time.
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
Some customers enter into non-cancelable commitments whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations. Cadence records a customer deposit liability for amounts received from customers prior to the arrangement meeting the definition of a revenue contract.
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
The fair value of market-based performance stock awards is calculated using a Monte Carlo simulation model and takes into account the same input assumptions as the Black-Scholes model, as well as the possibility that the market conditions may not be satisfied. Cadence recognizes stock-based compensation expense on the graded-vesting method for market-based performance stock awards.
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $17.0 million, $7.5 million and $7.1 million during fiscal 2022, 2021 and 2020, respectively, and is included in marketing and sales in the consolidated income statements.

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
NOTE 3. REVENUE
Cadence groups its products and services into five categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s five product categories for fiscal 2022, 2021 and 2020:

	2022	2021	2020
Custom IC Design and Simulation	22%	23%	25%
Digital IC Design and Signoff	28%	29%	29%
Functional Verification, including Emulation and Prototyping Hardware*	26%	24%	22%
IP	12%	13%	14%
System Design and Analysis	12%	11%	10%
Total	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.

Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during fiscal 2022, 2021 or 2020.
Generally, between 85% and 90% of Cadence’s annual revenue is characterized as recurring revenue. Recurring revenue includes revenue recognized over time from Cadence’s software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of emulation and prototyping hardware and individual IP licenses. The percentage of Cadence’s recurring and up-front revenue may be impacted by delivery of hardware and IP products to its customers in any single fiscal period.
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for fiscal 2022, 2021 and 2020:

	2022	2021	2020
Revenue recognized over time	83%	85%	85%
Revenue from arrangements with non-cancelable commitments	2%	3%	3%
Recurring revenue	85%	88%	88%
Up-front revenue	15%	12%	12%
Total	100%	100%	100%
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
The contract assets indicated below are included in prepaid expenses and other in the consolidated balance sheets and primarily relate to Cadence’s rights to consideration for work completed but not billed as of the balance sheet date on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of December 31, 2022 and January 1, 2022 were as follows:

	As of
	December 31, 2022	January 1, 2022
	(In thousands)
Contract assets	$22,766	$6,811
Deferred revenue	782,062	655,090
Cadence recognized revenue of $540.7 million, $430.2 million and $345.9 million during fiscal 2022, 2021 and 2020, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue, with the exception of $11.8 million of deferred revenue assumed from acquisitions completed during fiscal 2022, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $5.8 billion as of December 31, 2022, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of December 31, 2022, Cadence expected to recognize approximately 55% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months.
Cadence recognized revenue of $52.8 million, $47.1 million and $51.2 million during fiscal 2022, 2021 and 2020, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of December 31, 2022 and January 1, 2022 were as follows:

	As of
	December 31, 2022	January 1, 2022
	(In thousands)
Accounts receivable	$314,666	$185,599
Unbilled accounts receivable	174,334	155,689
Long-term receivables	2,735	5,098
Total receivables	491,735	346,386
Less allowance for doubtful accounts	(2,290)	(3,692)
Total receivables, net	$489,445	$342,694
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of December 31, 2022 and January 1, 2022, no single customer accounted for 10% or more of Cadence’s total receivables.
Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2022, 2021 and 2020 were as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended December 31, 2022	$3,692	$204	$—	$(1,606)	$2,290
Year ended January 1, 2022	2,867	525	780	(480)	3,692
Year ended January 2, 2021	$2,868	$1,628	$225	$(1,854)	$2,867

NOTE 5. DEBT
Cadence’s outstanding debt as of December 31, 2022 and January 1, 2022 was as follows:

	December 31, 2022			January 1, 2022
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$100,000	$—	$100,000	$—	$—	$—
2024 Notes	350,000	(1,581)	348,419	350,000	(2,412)	347,588
2025 Term Loan	300,000	(341)	299,659	—	—	—
Total outstanding debt	$750,000	$(1,922)	$748,078	$350,000	$(2,412)	$347,588
Revolving Credit Facility
In June 2021, Cadence entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2021 Credit Facility”). In September 2022, Cadence amended the 2021 Credit Facility to, among other things, allow Cadence to change its fiscal year to match the calendar year commencing in 2023 and change the interest rate benchmark for loans under the 2021 Credit Facility from the London Inter-Bank Offered Rate (“LIBOR”) to Term Secured Overnight Financing Rate (“SOFR”). The material terms of the 2021 Credit Facility otherwise remain unchanged.

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
Interest accrues on borrowings under the 2021 Credit Facility at a rate equal to, at Cadence’s option, either (1) SOFR plus a margin between 0.750% and 1.250% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) the base rate plus a margin between 0.000% and 0.250% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. As of December 31, 2022, the interest rate on the 2021 Credit Facility was 5.30%. Interest is payable quarterly. A commitment fee ranging from 0.070% to 0.175% is assessed on the daily average undrawn portion of revolving commitments. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the 2021 Credit Facility approximates fair value.
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness and grant liens. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of December 31, 2022, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $347.7 million as of December 31, 2022.
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
2025 Term Loan
In September 2022, Cadence entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025 with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of Cadence’s unsecured indebtedness. Proceeds from the loan were used to fund Cadence’s acquisition of OpenEye Scientific Software, Inc. (“OpenEye”). Debt issuance costs associated with the 2025 Term Loan were not material.
Amounts outstanding under the 2025 Term Loan accrue interest at a rate equal to, at Cadence’s option, either (1) Term SOFR plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. As of December 31, 2022, the interest rate on the 2025 Term Loan was 4.90%. Interest is payable quarterly. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the 2025 Term Loan approximates fair value.
The 2025 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2025 Term Loan contains a financial covenant that requires Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step-up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of December 31, 2022, Cadence was in compliance with all financial covenants associated with the 2025 Term Loan.

NOTE 6. ACQUISITIONS
2022 Acquisitions
Acquisition of OpenEye Scientific Software, Inc.
On August 31, 2022, Cadence acquired all of the outstanding equity of OpenEye, a leading provider of computational molecular modeling and simulation software used by pharmaceutical and biotechnology companies for drug discovery. The addition of OpenEye’s technologies and experienced team with its deep scientific expertise is expected to accelerate Cadence’s Intelligent System Design strategy and broadens Cadence’s System Design and Analysis technology portfolio. The acquisition expands Cadence’s total addressable market, bringing Cadence’s computational software expertise to apply proven algorithmic, simulation and solver advances to life sciences. The aggregate cash consideration for Cadence’s acquisition of OpenEye, net of cash acquired of $13.2 million, was $461.3 million. Subject to service and other conditions, Cadence expects to recognize expense for consideration paid to certain former OpenEye shareholders, now employed by Cadence, through the first quarter of fiscal 2026.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of OpenEye based on their respective estimated fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$24,890
Goodwill	359,580
Acquired intangibles	117,400
Other long-term assets	6,542
Total assets acquired	508,412
Current liabilities	15,489
Long-term liabilities	18,456
Total liabilities assumed	33,945
Total purchase consideration	$474,467
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and will not be deductible for tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of OpenEye were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$53,900	7.0 years
Agreements and relationships	61,400	12.3 years
Tradenames, trademarks and patents	2,100	7.0 years
Total acquired intangibles with definite lives	$117,400	9.8 years
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

The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of Future Facilities based on their respective estimated fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$7,992
Goodwill	67,219
Acquired intangibles	38,100
Other long-term assets	2,708
Total assets acquired	116,019
Current liabilities	4,952
Long-term liabilities	8,167
Total liabilities assumed	13,119
Total purchase consideration	$102,900
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies from combining operations of Future Facilities with Cadence. The goodwill will not be deductible for tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of Future Facilities were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$20,900	6.0 years
Agreements and relationships	15,600	9.0 years
Tradenames, trademarks and patents	1,600	8.0 years
Total acquired intangibles with definite lives	$38,100	7.3 years
Other 2022 Acquisitions
During fiscal 2022, Cadence completed three other business combinations for aggregate cash consideration of $53.6 million, net of cash acquired. The total purchase consideration was allocated to assets acquired based on their respective estimated fair values on the acquisition dates. Cadence recorded $23.1 million of acquired intangible assets, which consisted of $13.1 million of existing technology, $3.1 million of agreements and relationships, $0.1 million of tradenames, trademarks and patents, and $6.8 million of in-process technology. The weighted average amortization period for the definite-lived intangible assets acquired with these business combinations was 6.9 years. Cadence also recognized $29.5 million of goodwill, which is primarily attributed to the assembled workforce of the acquired businesses. Of the goodwill recognized with these acquisitions, $27.8 million is expected to be deductible for tax purposes.
2021 Acquisitions
On February 23, 2021, Cadence acquired all of the outstanding equity of Belgium-based Numerical Mechanics Applications International SA (“NUMECA”). The addition of NUMECA’s technologies and talent supports Cadence’s Intelligent System Design strategy, servicing the computational fluid dynamics (“CFD”) market segment as part of System Design and Analysis. The aggregate cash consideration for Cadence’s acquisition of NUMECA, net of cash acquired of $9.6 million, was $188.6 million. Cadence expects to recognize expense for consideration paid to certain former NUMECA shareholders that is subject to service and other conditions, through the first quarter of fiscal 2023.

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
With its acquisitions of AWR and Integrand, Cadence recorded $101.3 million of definite-lived intangible assets with a weighted average amortization period of approximately 9.0 years. The definite-lived intangible assets related primarily to existing technology and customer agreements and relationships. Cadence also recorded $119.4 million of goodwill and $25.1 million of net liabilities, consisting primarily of deferred tax liabilities, assumed deferred revenue and trade accounts receivable. The recorded goodwill was primarily related to the acquired assembled workforce and expected synergies from combining operations of the acquired companies with Cadence. None of the goodwill related to the acquisitions of AWR and Integrand is deductible for tax purposes.
Cadence completed one additional acquisition during fiscal 2020 that was not material to the consolidated financial statements.

Pro Forma Financial Information
Cadence has not presented pro forma financial information for any of the businesses it acquired during fiscal 2022, 2021 and fiscal 2020 because the results of operations for these businesses are not material to Cadence’s consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s consolidated income statement. During fiscal 2022, 2021 or 2020, transaction costs associated with acquisitions were $10.1 million, $2.6 million and $2.4 million, respectively.
NOTE 7. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2022 and 2021 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 2, 2021	$782,087
Goodwill resulting from acquisitions	154,362
Effect of foreign currency translation	(8,091)
Balance as of January 1, 2022	928,358
Goodwill resulting from acquisitions	456,323
Effect of foreign currency translation	(10,413)
Balance as of December 31, 2022	$1,374,268
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2022 and determined that the fair value of Cadence’s single reporting unit exceeded the carrying amount of its net assets and that no impairment existed.
Acquired Intangibles, Net
Acquired intangibles as of December 31, 2022 were as follows, excluding intangibles that were fully amortized as of January 1, 2022:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$479,796	$(278,851)	$200,945
Agreements and relationships	274,624	(137,847)	136,777
Tradenames, trademarks and patents	12,979	(2,884)	10,095
Total acquired intangibles with definite lives	767,399	(419,582)	347,817
In-process technology	6,800	—	6,800
Total acquired intangibles	$774,199	$(419,582)	$354,617
In-process technology as of December 31, 2022 consisted of acquired projects that, if completed, will contribute to Cadence’s existing product offerings. As of December 31, 2022, these projects were expected to be completed during the fourth quarter of fiscal 2023. During fiscal 2022, there were no transfers from in-process technology to existing technology.

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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2022, 2021 and 2020, by consolidated income statement caption, was as follows:

	2022	2021	2020
	(In thousands)
Cost of product and maintenance	$41,348	$47,576	$46,184
Amortization of acquired intangibles	18,470	19,640	18,009
Total amortization of acquired intangibles	$59,818	$67,216	$64,193
As of December 31, 2022, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2023	$58,307
2024	56,563
2025	44,481
2026	38,314
2027	35,881
Thereafter	114,271
Total estimated amortization expense	$347,817
NOTE 8. INCOME TAXES
The United States enacted the Tax Cuts and Jobs Act in December 2017, which required companies to capitalize all of their research and development (“R&D”) costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, Cadence began capitalizing and amortizing R&D costs over five years for domestic research and fifteen years for international research rather than expensing these costs as incurred. The mandatory capitalization requirement increased Cadence’s fiscal 2022 effective tax rate, deferred tax assets, and cash tax liabilities.
Cadence’s income before provision for income taxes included income from the United States and from foreign subsidiaries for fiscal 2022, 2021 and 2020, was as follows:

	2022	2021	2020
	(In thousands)
United States	$402,083	$376,037	$256,032
Foreign subsidiaries	643,280	392,398	376,716
Total income before provision for income taxes	$1,045,363	$768,435	$632,748

Cadence’s provision for income taxes was comprised of the following items for fiscal 2022, 2021 and 2020:

	2022	2021	2020
	(In thousands)
Current:
Federal	$212,380	$19,957	$15,083
State and local	7,280	25,246	6,401
Foreign	84,357	70,455	46,737
Total current	304,017	115,658	68,221

Deferred:
Federal	(79,170)	(16,415)	(11,155)
State and local	(50,640)	(30,406)	(24,186)
Foreign	22,204	3,643	9,224
Total deferred	(107,606)	(43,178)	(26,117)

Total provision for income taxes	$196,411	$72,480	$42,104
During the fourth quarter of fiscal 2022, Cadence recognized a tax benefit of approximately $68.7 million due to a release of the valuation allowance on its California research and development tax credit deferred tax assets. In evaluating its ability to realize its deferred tax assets, Cadence considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Cadence expects to utilize these tax credits based on current earnings and future taxable income projections.
During fiscal 2021, Cadence recognized a tax benefit of approximately $10.5 million due to a release of the valuation allowance on its Massachusetts research and development tax credit deferred tax assets. Cadence expects to utilize these tax credits prior to expiration based on current earnings and future taxable income projections.
During fiscal 2020, Cadence recognized a tax benefit of approximately $22.2 million due to a partial release of the valuation allowance on its California research and development tax credit deferred tax assets as a result of certain tax elections made in Cadence’s 2019 California tax return.
The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rates of 21% to income before provision for income taxes for fiscal 2022, 2021, and 2020 as follows:

	2022	2021	2020
	(In thousands)
Provision computed at federal statutory income tax rate	$219,526	$161,880	$132,877
State and local income tax, net of federal tax effect	29,622	24,640	20,936
Foreign income tax rate differential	(49,949)	(26,887)	(32,589)
Foreign-derived intangible income deduction	(2,335)	(22,050)	(3,762)
U.S. tax on foreign entities	132,563	51,112	43,615
Stock-based compensation	(17,023)	(55,091)	(51,226)
Change in deferred tax asset valuation allowance	(38,073)	(8,262)	(9,101)
Tax credits	(105,366)	(90,054)	(89,684)
Non-deductible research and development expense	—	4,443	5,163
Withholding taxes	17,459	23,495	17,189
Other	9,987	9,254	8,686
Provision for income taxes	$196,411	$72,480	$42,104
Effective tax rate	19%	9%	7%

The components of deferred tax assets and liabilities consisted of the following as of December 31, 2022 and January 1, 2022:

	As of
	December 31, 2022	January 1, 2022
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$142,374	$147,248
Reserves and accruals	75,543	72,287
Intangible assets	538,424	568,199
Capitalized research and development expense for income tax purposes	149,625	34,467
Operating loss carryforwards	11,081	6,630
Deferred income	64,897	42,753
Capital loss carryforwards	16,777	16,957
Stock-based compensation costs	22,830	17,690
Depreciation and amortization	9,176	5,005
Investments	9,016	6,833
Lease liability	37,758	27,362
Prepaid expenses	14,699	53,893
Total deferred tax assets	1,092,200	999,324
Valuation allowance	(70,085)	(108,158)
Net deferred tax assets	1,022,115	891,166

Deferred tax liabilities:
Intangible assets	(82,971)	(55,178)
Undistributed foreign earnings	(51,394)	(45,460)
ROU assets	(37,758)	(27,362)
Other	(11,060)	(8,528)
Total deferred tax liabilities	(183,183)	(136,528)
Total net deferred tax assets	$838,932	$754,638
During fiscal 2022, 2021 and 2020 Cadence maintained valuation allowances of $70.1 million, $108.2 million, and $116.4 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets require future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:
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
The valuation allowance decreased by $38.1 million during fiscal 2022, decreased by $8.3 million during fiscal 2021 and decreased by $9.1 million during fiscal 2020. The valuation allowance activity was primarily related to state research and development tax credits and certain foreign tax credits.

As of December 31, 2022, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$297	from 2027 through 2033
California	30,603	from 2025 through 2041
Other states (tax effected, net of federal benefit)	1,462	from 2023 through indefinite
Foreign (tax effected)	6,394	indefinite
As of December 31, 2022, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$39,055	from 2031 through 2032
California	51,190	indefinite
Other states	11,465	from 2028 through indefinite
Foreign	41,634	from 2040 through indefinite
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of December 31, 2022, Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States – Federal	2017
United States – California	2018
Ireland	2018
Israel	2017
Korea	2019
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$130,530	$113,021	$106,041
Gross amount of the increases in unrecognized tax benefits of tax positions taken during a prior year*	2,152	15,414	5,037
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	2,660	5,100	3,344
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	—	(270)	(1,316)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(7,430)	(2,778)	(676)
Effect of foreign currency translation	(1,839)	43	591
Unrecognized tax benefits at the end of the fiscal year	$126,073	$130,530	$113,021

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$121,415	$79,654	$66,010
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions

Cadence is currently under examination or contesting proposed adjustments by various domestic and international taxing authorities. It is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $35.3 million during the next 12 months. The potential decrease could be a combination of settlements with tax authorities and expiration of statute of limitations. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements or examinations in advance of statute of limitation expirations.
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision for income taxes for fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(In thousands)
Interest	$434	$1,171	$473
Penalties	7	(11)	(3)
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 31, 2022 and January 1, 2022 were as follows:

	As of
	December 31, 2022	January 1, 2022
	(In thousands)
Interest	$5,133	$4,921
Penalties	—	—
NOTE 9. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2020, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 9.0 million. As of December 31, 2022, the total number of shares available for future issuance under the Omnibus Plan was 10.6 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a period of three years to four years. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of December 31, 2022, the total number of shares available for future issuance under the Directors Plan was 0.4 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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

Stock-Based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(In thousands)
Stock options	$14,597	$9,051	$8,062
Restricted stock	224,887	181,946	173,193
ESPP	30,955	19,093	16,013
Total stock-based compensation expense	$270,439	$210,090	$197,268

Income tax benefit	$40,612	$33,958	$31,857
Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2022, 2021 and 2020 as follows:

	2022	2021	2020
	(In thousands)
Cost of product and maintenance	$3,818	$3,375	$2,922
Cost of services	4,851	4,161	3,720
Marketing and sales	54,771	43,264	42,096
Research and development	158,937	131,247	124,999
General and administrative	48,062	28,043	23,531
Total stock-based compensation expense	$270,439	$210,090	$197,268
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Dividend yield	None	None	None
Expected volatility	36.0%	31.7%	25.1%
Risk-free interest rate	2.14%	1.02%	1.36%
Expected term (in years)	4.8	4.8	4.8
Weighted average fair value of options granted	$49.16	$46.10	$19.38
A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2022 is presented below:

		Weighted Average	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of January 1, 2022	3,419	$62.69
Granted	251	143.00
Exercised	(755)	21.21
Forfeited	—	—
Options outstanding as of December 31, 2022	2,915	$80.35	3.4	$240,736
Options vested as of December 31, 2022	2,167	$60.08	2.8	$219,610

Cadence had total unrecognized compensation expense related to stock option grants of $30.1 million as of December 31, 2022, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.4 years.
The total intrinsic value of and cash received from options exercised during fiscal 2022, 2021 and 2020 was:

	2022	2021	2020
	(In thousands)
Intrinsic value of options exercised	$105,242	$129,403	$109,193
Cash received from options exercised	16,014	23,844	26,474
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
Certain long-term, market-based performance stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Stock-based compensation expense is recognized using the graded-vesting method over the vesting term. If the market-based performance conditions are not ultimately met, compensation expense previously recognized is not reversed. As of December 31, 2022, Cadence had 2.8 million shares of unvested long-term, market-based performance stock awards outstanding.
Stock-based compensation expense related to performance-based and market-based performance restricted stock grants for fiscal 2022, 2021 and 2020 was as follows:

	2022	2021	2020
	(In thousands)
Stock-based compensation expense related to performance-based restricted stock	$17,753	$16,225	$14,859
Stock-based compensation expense related to market-based performance stock awards	25,259	6,453	8,335
A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2022 is presented below:

		Weighted Average Grant Date	Aggregate Intrinsic
	Shares	Fair Value	Value
	(In thousands)		(In thousands)
Unvested shares as of January 1, 2022	4,931	$89.91
Granted	3,885	107.17
Vested	(2,164)	89.61
Forfeited	(281)	122.20
Unvested shares as of December 31, 2022	6,371	$99.03	$730,178
As of December 31, 2022, Cadence had total unrecognized compensation expense related to restricted stock grants of $492.6 million, which will be recognized over a weighted average vesting period of 2.1 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2022, 2021 and 2020 was:

	2022	2021	2020
	(In thousands)
Fair value of restricted stock realized upon vesting	$346,003	$365,298	$358,261

Employee Stock Purchase Plan
Cadence provides an ESPP that enables eligible employees to purchase shares of its common stock. Offering periods under the plan last a duration of six months beginning on either February 1 or August 1, with the purchase dates falling on the last day of the six-month offering period. For the offering periods that commenced February 1, 2022 and August 1, 2022, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 15% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $25,000. The ESPP may be amended from time to time. As of December 31, 2022, the total number of shares available for future issuance under the ESPP was 3.9 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Dividend yield	None	None	None
Expected volatility	37.2%	31.5%	32.6%
Risk-free interest rate	1.71%	0.07%	0.80%
Expected term (in years)	0.5	0.5	0.5
Weighted average fair value of options granted	$43.41	$33.77	$23.08
Shares of common stock issued under the ESPP for fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	703	624	785
Cash received for the purchase of shares under the ESPP	$89,314	$63,932	$48,328
Weighted average purchase price per share	$127.12	$102.41	$61.55
Reserved for Future Issuance
As of December 31, 2022, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	16,651
Employee stock purchase plans	3,927
Directors stock plans*	498
Total	21,076
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
During fiscal 2022, Cadence repurchased approximately 6.0 million shares on the open market, for an aggregate purchase price of $950.1 million.
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

As of December 31, 2022, approximately $1.1 billion of the share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(In thousands)
Shares repurchased	6,602	4,401	4,247
Total cost of repurchased shares	$1,050,091	$612,297	$380,064

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
The calculations for basic and diluted net income per share for fiscal 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(In thousands, except per share amounts)
Net income	$848,952	$695,955	$590,644
Weighted average common shares used to calculate basic net income per share	271,198	273,504	273,728
Stock-based awards	3,813	5,354	5,913
Weighted average common shares used to calculate diluted net income per share	275,011	278,858	279,641
Net income per share – basic	$3.13	$2.54	$2.16
Net income per share – diluted	$3.09	$2.50	$2.11
The following table presents shares of Cadence’s common stock outstanding for fiscal 2022, 2021 and 2020 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2022	2021	2020
	(In thousands)
Long-term market-based awards	1,565	—	383
Options to purchase shares of common stock	716	214	201
Non-vested shares of restricted stock	88	41	58
Total potential common shares excluded	2,369	255	642

NOTE 12. LEASES
Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was as follows during fiscal 2022, 2021 and 2020:

	2022	2021	2020
	(In thousands)
Operating lease expense	$49,165	$43,210	$39,731

Additional activity related to Cadence’s leases during fiscal 2022 and 2021 was as follows:

	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$34,334	$50,151
ROU assets obtained in exchange for operating lease obligations	83,758	31,813
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the consolidated balance sheet as follows:

	As of
	December 31, 2022	January 1, 2022
	(In thousands)
Other assets	$170,379	$130,124

Accounts payable and accrued liabilities	36,737	25,271
Other long-term liabilities	139,337	107,121
Total lease liabilities	$176,074	$132,392

Weighted average remaining lease term (in years)	6.3	6.5
Weighted average discount rate	4%	3.6%
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2022, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2023	$41,214
2024	39,673
2025	31,234
2026	21,816
2027	16,794
Thereafter	49,632
Total future lease payments	200,363
Less imputed interest	(24,289)
Total lease liability balance	$176,074
As of December 31, 2022, Cadence had additional operating lease obligations of approximately $7.2 million for facility leases that will commence in fiscal 2022.

NOTE 13. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of December 31, 2022 and January 1, 2022 is as follows:

	As of
	December 31, 2022	January 1, 2022
	(In thousands)
Inventories:
Raw materials	$113,982	$88,629
Finished goods	14,023	27,092
Inventories	$128,005	$115,721

Prepaid expenses and other:
Prepaid income taxes	$69,498	$85,320
Other prepaid expenses and other assets	140,229	88,192
Prepaid expenses and other	$209,727	$173,512

Property, plant and equipment:
Computer equipment and related software	$680,647	$636,069
Buildings	131,949	126,557
Land	56,611	55,842
Leasehold, building and land improvements	176,413	137,778
Furniture and fixtures	34,330	27,798
Equipment	46,768	40,603
In-process capital assets	21,670	13,830
Total cost	1,148,388	1,038,477
Less: Accumulated depreciation and amortization	(776,937)	(732,566)
Property, plant and equipment, net	$371,451	$305,911

Other assets:
Non-marketable investments	$119,997	$127,501
ROU lease assets	170,379	130,124
Other long-term assets	185,901	181,601
Other assets	$476,277	$439,226

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$294,620	$254,090
Customer deposits	54,568	64,117
Other accrued operating liabilities	207,970	99,076
Accounts payable and accrued liabilities	$557,158	$417,283

Other long-term liabilities:
Operating lease liabilities	$139,337	$107,121
Other accrued liabilities	165,323	118,542
Other long-term liabilities	$304,660	$225,663

NOTE 14. INVESTMENTS
Cadence has a portfolio of equity investments that includes investments in both marketable and non-marketable securities. These investments primarily consist of cash investments in companies with technologies or services that are potentially strategically important to Cadence.
Marketable Equity Investments
Cadence’s investment in marketable equity securities consists of purchased shares of a publicly held company and is included in prepaid expenses and other in Cadence’s consolidated balance sheets. Changes in the fair value of these investments is recorded to other income (expense), net in Cadence’s consolidated income statements.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock, convertible debt or other instruments of privately held entities and are included in other assets on Cadence’s consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $117.7 million and $125.9 million as of December 31, 2022 and January 1, 2022, respectively. During fiscal 2022 and fiscal 2021, Cadence recorded losses of $3.6 million and $1.1 million, respectively, to other income (expense), net in Cadence’s consolidated income statements, which represented Cadence’s proportionate share of net income from the investee, offset by amortization of basis differences.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $2.3 million and $1.6 million as of December 31, 2022 and January 1, 2022, respectively. Gains and losses on these investments are recorded to other income (expense), net in Cadence’s consolidated income statements and were not material to Cadence’s consolidated financial statements for fiscal 2022, 2021 or 2020.
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the fiscal years presented.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 31, 2022 and January 1, 2022:

	Fair Value Measurements as of December 31, 2022:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$548,373	$548,373	$—	$—
Marketable equity securities	4,490	4,490	—	—
Securities held in NQDC trust	55,605	55,605	—	—
Foreign currency exchange contracts	5,306	—	5,306	—
Total Assets	$613,774	$608,468	$5,306	$—

As of December 31, 2022, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of January 1, 2022:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$658,474	$658,474	$—	$—
Marketable equity securities	5,956	5,956	—	—
Securities held in NQDC trust	56,165	56,165	—	—
Total Assets	$720,595	$720,595	$—	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	306	—	306	—
Total Liabilities	$306	$—	$306	$—
Level 1 Measurements
Cadence’s cash equivalents held in money market funds, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using level 1 inputs.
Level 2 Measurements
The valuation techniques used to determine the fair value of Cadence’s foreign currency forward exchange contracts and 2024 Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 5 in the notes to consolidated financial statements.
Level 3 Measurements
During fiscal 2022, Cadence acquired intangible assets of $178.6 million. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
With its acquisitions of OpenEye and Future Facilities, Cadence acquired combined intangible assets of $155.5 million. For existing technology acquired with OpenEye and Future Facilities, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. For both OpenEye and Future Facilities, Cadence assumed technological obsolescence at a rate of 10% annually, before applying an assumed royalty rate of 25%.
The fair value for agreements and relationships acquired with its acquisitions of OpenEye and Future Facilities was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using customer retention rates between 95% and 100% for OpenEye and 95% for Future Facilities. The present value of operating cash flows from existing customers was determined using discount rates ranging from 10% to 11%.
Cadence also completed three other business combinations during fiscal 2022, with combined intangible assets of $23.1 million. The fair value of certain intangible assets acquired was determined using the multi-period excess earnings method, a variation of the income approach that utilizes unobservable inputs classified as Level 3 measurements. This method estimates the revenue and cash flows derived from the acquired assets, net of investment in supporting assets. The resulting cash flow, which is attributable solely to the assets acquired, is then discounted at a rate of return commensurate with the associated risk of the asset to calculate the present value. Cadence assumed discount rates ranging from 11.5% to 24.5%. The fair value of the remaining intangible assets acquired was determined using the relief-from-royalty method using a technological obsolescence rate of approximately 12% annually, before applying a royalty rate of 25%.
During fiscal 2021, Cadence acquired intangible assets of $88.9 million with its acquisition of NUMECA and Pointwise. The fair value of the definite-lived intangible assets acquired with these acquisitions was determined using variations of the income approach and level 3 inputs.

For acquired existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. For NUMECA, Cadence assumed technological obsolescence at a rate of 6.7% annually, before applying an assumed royalty rate of 22%. For Pointwise, Cadence assumed technological obsolescence at a rate of 10% annually, before applying an assumed royalty rate of 25%. The present value of after-tax royalty savings were determined using discount rates ranging from 10.5% to 12.0%.
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
The following table presents activity for Cadence’s restructuring plans during fiscal 2022, 2021 and 2020:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 28, 2019	$9,229	$409	$9,638
Restructuring	7,476	1,739	9,215
Cash payments	(9,424)	(773)	(10,197)
Effect of foreign currency translation	40	(3)	37
Balance, January 2, 2021	$7,321	$1,372	$8,693
Restructuring	(1,480)	432	(1,048)
Cash payments	(5,774)	(1,761)	(7,535)
Effect of foreign currency translation	(67)	—	(67)
Balance, January 1, 2022	$—	$43	$43
Restructuring	—	55	55
Cash payments	—	(98)	(98)
Effect of foreign currency translation	—	—	—
Balance, December 31, 2022	$—	$—	$—
Other Termination Benefits
During the second quarter of fiscal 2021, Cadence offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge of $26.8 million for voluntary termination and post-employment benefits. These charges are included in each category of costs and expenses on Cadence’s consolidated income statements. As of December 31, 2022, liabilities related to the voluntary retirement program were $0.4 million and were included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet. Cadence expects to make cash payments to settle these liabilities during fiscal 2023.

NOTE 17. OTHER INCOME (EXPENSE), NET
Cadence’s other income (expense), net, for fiscal 2022, 2021 and 2020 was as follows:

	2022	2021	2020
	(In thousands)
Interest income	$10,099	$2,634	$3,817
Gains (losses) on marketable equity investments	(1,466)	1,504	(148)
Losses on non-marketable equity investments	(3,961)	(924)	(4,806)
Gains (losses) on securities in NQDC trust	(8,744)	6,163	4,881
Gains (losses) on foreign exchange	(459)	(2,789)	4,429
Other expense, net	(858)	(262)	(228)
Total other income (expense), net	$(5,389)	$6,326	$7,945
NOTE 18. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Cadence had purchase obligations of $92.6 million as of December 31, 2022 that were associated with agreements or commitments for purchases of goods or services. Cadence expects to settle $80.3 million of these obligations within the next 12 months.
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
Tax Proceedings
In December 2022, Cadence received a tax audit assessment of approximately $49 million from the Korea taxing authorities for years 2017-2019. The tax audit assessment is primarily related to value-added taxes (“VAT"). Cadence is required to pay these assessed taxes, prior to being allowed to contest or litigate the assessment in administrative and judicial proceedings. The assessment was paid by Cadence in January 2023. Payment of this amount is not an admission that Cadence is subject to such taxes and Cadence continues to defend its position vigorously. Cadence has not recorded a reserve for this contingency in fiscal 2022 as Cadence does not believe a loss is probable because it believes it will ultimately prevail in full. The entire dispute resolution process may take from one to eight years.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2022, 2021 or 2020.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
In connection with a litigation campaign launched by Bell Semiconductor LLC (“Bell Semi”), a patent monetization entity, some customers have requested defense and indemnification against claims of patent infringement asserted by Bell Semi in various district court litigation and at the U.S. International Trade Commission. Bell Semi alleges that the customers’ use of one or more features of certain Cadence products infringes one or more of six patents held by Bell Semi. Cadence has offered to defend some of its customers consistent with the terms of its license agreements. Cadence is unable to estimate the potential impact of these commitments on the future results of operations at this time.
Cadence did not incur any material losses from indemnification claims during fiscal 2022, 2021 or 2020.

NOTE 19. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(In thousands)
Contributions to defined contribution plans	$35,464	$33,029	$27,152
Executive Officers and Directors may also elect to defer compensation payable to them under Cadence’s NQDC. Deferred compensation payments are held in investment accounts and the values of the accounts are adjusted each quarter based on the fair value of the investments held in the NQDC. These investments are classified in other assets in the consolidated balance sheets and gains and losses are recognized as other income (expense), net in the consolidated income statements.
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
Accumulated other comprehensive loss was comprised of the following as of December 31, 2022, and January 1, 2022:

	As of
	December 31, 2022	January 1, 2022
	(In thousands)
Foreign currency translation loss	$(85,863)	$(26,553)
Changes in defined benefit plan liabilities	(5,774)	(6,758)
Total accumulated other comprehensive loss	$(91,637)	$(33,311)
For fiscal 2022, 2021 and 2020, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.
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

The following table presents a summary of revenue by geography for fiscal 2022, 2021 and 2020:

	2022	2021	2020
	(In thousands)
Americas:
United States	$1,577,881	$1,292,980	$1,096,263
Other Americas	53,123	42,141	43,652
Total Americas	1,631,004	1,335,121	1,139,915
Asia:
China	521,509	378,160	406,645
Other Asia	629,533	566,772	487,362
Total Asia	1,151,042	944,932	894,007
Europe, Middle East and Africa	582,350	523,390	469,804
Japan	197,322	184,801	179,165
Total	$3,561,718	$2,988,244	$2,682,891
The following table presents a summary of long-lived assets by geography as of December 31, 2022, January 1, 2022 and January 2, 2021:

	As of
	December 31, 2022	January 1, 2022	January 2, 2021
	(In thousands)
Americas:
United States	$347,822	$267,202	$275,651
Other Americas	7,548	975	1,442
Total Americas	355,370	268,177	277,093
Asia:
China	51,667	56,403	61,199
Other Asia	73,329	54,677	47,073
Total Asia	124,996	111,080	108,272
Europe, Middle East and Africa	56,959	53,748	53,472
Japan	4,505	3,030	5,642
Total	$541,830	$436,035	$444,479

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
3.01	The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.	10-Q	000-15867	3.01	7/22/2019
3.02	The Registrant’s Amended and Restated Bylaws, effective as of February 10, 2021.	8-K	000-15867	3.01	2/12/2021
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
4.04	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-15867	4.04	2/22/2022
10.01*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.02*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.03*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.04*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-240302	99.01	8/3/2020
10.05*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-Q	000-15867	10.03	10/24/2022
10.06*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-Q	000-15867	10.04	10/24/2022
10.07*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.08*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.09*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.10*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.11	Tensilica, Inc. 2007 Stock Incentive Plan.	S-8	333-188452	99.01	5/8/2013
10.12*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
10.13*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018
10.14*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.	10-K	000-15867	10.26	2/24/2020
10.15*	The Registrant’s Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.16*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016

10.17*	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.18*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016
10.19*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.20*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.21*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.22*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.23*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.24*	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.	10-Q	000-15867	10.01	4/25/2018
10.25*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.26*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.	10-K	000-15867	10.49	2/18/2016
10.27*	Amended and Restated Employment Agreement, effective as of December 15, 2021, between the Registrant and Anirudh Devgan.	8-K/A	000-15867	10.01	12/17/2021
10.28*	Executive Chairman Agreement, effective as of December 15, 2021, between the Registrant and Lip-Bu Tan.	8-K/A	000-15867	10.02	12/17/2021
10.29	Credit Agreement, dated as of June 30, 2021, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	7/1/2021
10.30	First Amendment to Credit Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.02	9/8/2022
10.31	Loan Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	9/8/2022
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.01	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL.

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

CADENCE DESIGN SYSTEMS, INC.

/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer
Dated:	February 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anirudh Devgan	DATE:	February 13, 2023
Anirudh Devgan
President and Chief Executive Officer

/s/ John M. Wall	DATE:	February 13, 2023
John M. Wall
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anirudh Devgan, John M. Wall and Karna Nisewaner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Lip-Bu Tan	February 13, 2023
Lip-Bu Tan, Executive Chair

/s/	Dr. John B. Shoven	February 13, 2023
Dr. John B. Shoven, Lead Independent Director

/s/	Mark W. Adams	February 13, 2023
Mark W. Adams, Director

/s/	Ita Brennan	February 13, 2023
Ita Brennan, Director

/s/	Lewis Chew	February 13, 2023
Lewis Chew, Director

/s/	Mary Louise Krakauer	February 13, 2023
Mary Louise Krakauer, Director

/s/	Julia Liuson	February 13, 2023
Julia Liuson, Director

/s/	Dr. James D. Plummer	February 13, 2023
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 13, 2023
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Young K. Sohn	February 13, 2023
Young K. Sohn, Director