Form 10-Q
period 2023-03-31
CADENCE DESIGN SYSTEMS INC
filed 2023-04-24
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 31, 2023, approximately 272,684,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$916,963	$882,325
Receivables, net	488,237	486,710
Inventories	127,566	128,005
Prepaid expenses and other	165,778	209,727
Total current assets	1,698,544	1,706,767
Property, plant and equipment, net	372,956	371,451
Goodwill	1,377,625	1,374,268
Acquired intangibles, net	341,738	354,617
Deferred taxes	864,750	853,691
Other assets	516,006	476,277
Total assets	$5,171,619	$5,137,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$30,000	$100,000
Accounts payable and accrued liabilities	430,135	557,158
Current portion of deferred revenue	721,246	690,538
Total current liabilities	1,181,381	1,347,696
Long-term liabilities:
Long-term portion of deferred revenue	102,515	91,524
Long-term debt	648,301	648,078
Other long-term liabilities	298,546	304,660
Total long-term liabilities	1,049,362	1,044,262
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock and capital in excess of par value	2,878,749	2,765,673
Treasury stock, at cost	(3,987,528)	(3,824,163)
Retained earnings	4,137,044	3,895,240
Accumulated other comprehensive loss	(87,389)	(91,637)
Total stockholders’ equity	2,940,876	2,745,113
Total liabilities and stockholders’ equity	$5,171,619	$5,137,071

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2023	April 2, 2022
Revenue:
Product and maintenance	$963,742	$846,244
Services	57,948	55,522
Total revenue	1,021,690	901,766
Costs and expenses:
Cost of product and maintenance	100,238	72,795
Cost of services	24,234	25,048
Marketing and sales	166,666	140,186
Research and development	350,295	290,895
General and administrative	53,527	48,937
Amortization of acquired intangibles	4,267	4,964
Restructuring	—	12
Total costs and expenses	699,227	582,837
Income from operations	322,463	318,929
Interest expense	(9,260)	(4,108)
Other income (expense), net	8,284	(4,900)
Income before provision for income taxes	321,487	309,921
Provision for income taxes	79,683	74,586
Net income	$241,804	$235,335
Net income per share – basic	$0.90	$0.86
Net income per share – diluted	$0.89	$0.85
Weighted average common shares outstanding – basic	269,501	272,431
Weighted average common shares outstanding – diluted	273,159	276,918

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2023	April 2, 2022
Net income	$241,804	$235,335
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	3,955	(14,774)
Changes in defined benefit plan liabilities	263	166
Unrealized gain on investments	30	—
Total other comprehensive income (loss), net of tax effects	4,248	(14,608)
Comprehensive income	$246,052	$220,727

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2022	272,675	$2,765,673	$(3,824,163)	$3,895,240	$(91,637)	$2,745,113
Net income	—	—	—	241,804	—	$241,804
Other comprehensive income, net of taxes	—	—	—	—	4,248	$4,248
Purchase of treasury stock	(668)	—	(125,010)	—	—	$(125,010)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	972	47,246	20,899	—	—	$68,145
Stock received for payment of employee taxes on vesting of restricted stock	(295)	(8,458)	(59,254)	—	—	$(67,712)
Stock-based compensation expense	—	74,288	—	—	—	$74,288
Balance, March 31, 2023	272,684	$2,878,749	$(3,987,528)	$4,137,044	$(87,389)	$2,940,876

	Three Months Ended April 2, 2022
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675
Net income	—	—	—	235,335	—	$235,335
Other comprehensive loss, net of taxes	—	—	—	—	(14,608)	$(14,608)
Purchase of treasury stock	(1,566)	—	(250,016)	—	—	$(250,016)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	874	31,402	14,269	—	—	$45,671
Stock received for payment of employee taxes on vesting of restricted stock	(345)	(6,365)	(49,978)	—	—	$(56,343)
Stock-based compensation expense	—	59,469	—	—	—	$59,469
Balance, April 2, 2022	275,759	$2,552,207	$(3,025,728)	$3,281,623	$(47,919)	$2,760,183

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2023	April 2, 2022
Cash and cash equivalents at beginning of period	$882,325	$1,088,940
Cash flows from operating activities:
Net income	241,804	235,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,400	34,825
Amortization of debt discount and fees	311	268
Stock-based compensation	74,288	59,469
(Gain) loss on investments, net	(123)	2,038
Deferred income taxes	(11,640)	(24,920)
Provisions for losses (recoveries) on receivables	214	(344)
ROU asset amortization and change in operating lease liabilities	(1,392)	926
Other non-cash items	99	88
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(8,719)	(28,426)
Inventories	399	4,580
Prepaid expenses and other	56,212	44,419
Other assets	(42,084)	11,588
Accounts payable and accrued liabilities	(117,915)	(58,203)
Deferred revenue	40,650	56,225
Other long-term liabilities	897	(1,260)
Net cash provided by operating activities	267,401	336,608
Cash flows from investing activities:
Purchases of investments	(9,055)	(1,000)
Proceeds from the sale of investments	102	—
Purchases of property, plant and equipment	(26,719)	(18,130)
Purchases of intangible assets	—	(750)
Net cash used for investing activities	(35,672)	(19,880)
Cash flows from financing activities:
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	(120,000)	—
Proceeds from issuance of common stock	65,370	45,673
Stock received for payment of employee taxes on vesting of restricted stock	(67,712)	(56,343)
Payments for repurchases of common stock	(125,010)	(250,016)
Net cash used for financing activities	(197,352)	(260,686)
Effect of exchange rate changes on cash and cash equivalents	261	(10,230)
Increase in cash and cash equivalents	34,638	45,812
Cash and cash equivalents at end of period	$916,963	$1,134,752

Supplemental cash flow information:
Cash paid for interest	$5,142	$158
Cash paid for income taxes, net	19,814	10,018

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the Notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Fiscal Year End
In fiscal 2022, Cadence’s Board of Directors approved a change in its fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective with Cadence’s 2023 fiscal year, which began on January 1, 2023. Cadence’s fiscal quarters now end on March 31, June 30, and September 30. No transition report is required in connection with this change.
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
Despite continued uncertainty and disruption in the global economy and financial markets, Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 24, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events or developments occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
There have been no recent accounting standard updates that are material or potentially material to Cadence.
NOTE 2. REVENUE
Cadence groups its products and services into five categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s five product categories for the three months ended March 31, 2023 and April 2, 2022:

	Three Months Ended
	March 31, 2023	April 2, 2022
Custom Integrated Circuit (“IC”) Design and Simulation	20%	22%
Digital IC Design and Signoff	25%	27%
Functional Verification, including Emulation and Prototyping Hardware*	32%	28%
Intellectual Property (“IP”)	11%	13%
System Design and Analysis	12%	10%
Total	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.

Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2023 or April 2, 2022.
Approximately 85% of Cadence’s annual revenue is characterized as recurring revenue. Recurring revenue includes revenue recognized over time from Cadence’s software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of emulation and prototyping hardware and individual IP licenses. The percentage of Cadence’s recurring and up-front revenue is impacted by delivery of hardware and IP products to its customers in any single fiscal period.
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three months ended March 31, 2023 and April 2, 2022:

	Three Months Ended
	March 31, 2023	April 2, 2022
Revenue recognized over time	77%	81%
Revenue from arrangements with non-cancelable commitments	3%	2%
Recurring revenue	80%	83%
Up-front revenue	20%	17%
Total	100%	100%
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
The accounting for contracts with multiple performance obligations requires the contract’s transaction price to be allocated to each distinct performance obligation based on relative stand-alone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation because Cadence rarely licenses or sells products on a standalone basis. In instances where the SSP is not directly observable because Cadence does not sell the license, product or service separately, Cadence determines the SSP using information that maximizes the use of observable inputs and may include market conditions. Cadence typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, Cadence may use information such as the size of the customer and geographic region of the customer in determining the SSP.
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
Cadence’s contract balances as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Contract assets	$17,167	$22,766
Deferred revenue	823,761	782,062
Cadence recognized revenue of $363.2 million during the three months ended March 31, 2023, and $281.6 million during the three months ended April 2, 2022, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $5.4 billion as of March 31, 2023, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of March 31, 2023, Cadence expected to recognize 55% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months.
Cadence recognized revenue of $15.2 million during the three months ended March 31, 2023, and $12.2 million during the three months ended April 2, 2022, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Accounts receivable	$346,968	$314,666
Unbilled accounts receivable	143,773	174,334
Long-term receivables	9,994	2,735
Total receivables	500,735	491,735
Less allowance for doubtful accounts	(2,504)	(2,290)
Total receivables, net	$498,231	$489,445
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 31, 2023 and December 31, 2022, no single customer accounted for 10% or more of Cadence’s total receivables.
NOTE 4. DEBT
Cadence’s outstanding debt as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023			December 31, 2022
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$30,000	$—	$30,000	$100,000	$—	$100,000
2024 Notes	350,000	(1,368)	348,632	350,000	(1,581)	348,419
2025 Term Loan	300,000	(331)	299,669	300,000	(341)	299,659
Total outstanding debt	$680,000	$(1,699)	$678,301	$750,000	$(1,922)	$748,078
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
Interest accrues on borrowings under the 2021 Credit Facility at a rate equal to, at Cadence’s option, either (1) SOFR plus a margin between 0.750% and 1.250% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) the base rate plus a margin between 0.000% and 0.250% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. As of March 31, 2023, the interest rate on the 2021 Credit Facility was 5.73%. Interest is payable quarterly. A commitment fee ranging from 0.070% to 0.175% is assessed on the daily average undrawn portion of revolving commitments. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the 2021 Credit Facility approximates fair value.
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of March 31, 2023, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.

2024 Notes
In October 2014, Cadence issued a $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $347.0 million as of March 31, 2023.
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
Amounts outstanding under the 2025 Term Loan accrue interest at a rate equal to, at Cadence’s option, either (1) Term SOFR plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. As of March 31, 2023, the interest rate on the 2025 Term Loan was 5.80%. Interest is payable quarterly. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the 2025 Term Loan approximates fair value.
The 2025 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2025 Term Loan contains a financial covenant that requires Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step-up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of March 31, 2023, Cadence was in compliance with all financial covenants associated with the 2025 Term Loan.
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2023 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2022	$1,374,268
Effect of foreign currency translation	3,357
Balance as of March 31, 2023	$1,377,625
Acquired Intangibles, Net
Acquired intangibles as of March 31, 2023 were as follows, excluding intangibles that were fully amortized as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$300,259	$(108,476)	$191,783
Agreements and relationships	181,995	(48,664)	133,331
Tradenames, trademarks and patents	13,058	(3,234)	9,824
Total acquired intangibles with definite lives	495,312	(160,374)	334,938
In-process technology	6,800	—	6,800
Total acquired intangibles	$502,112	$(160,374)	$341,738

In-process technology as of March 31, 2023 consisted of acquired projects that, if completed, will contribute to Cadence’s existing product offerings. As of March 31, 2023, these projects were expected to be completed during the fourth quarter of fiscal 2023. During the three months ended March 31, 2023, there were no transfers from in-process technology to existing technology.
Acquired intangibles as of December 31, 2022 were as follows, excluding intangibles that were fully amortized as of January 1, 2022:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$479,796	$(278,851)	$200,945
Agreements and relationships	274,624	(137,847)	136,777
Tradenames, trademarks and patents	12,979	(2,884)	10,095
Total acquired intangibles with definite lives	$767,399	$(419,582)	$347,817
In-process technology	6,800	—	6,800
Total acquired intangibles	$774,199	$(419,582)	$354,617
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three months ended March 31, 2023 and April 2, 2022 by condensed consolidated income statement caption was as follows:

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In thousands)
Cost of product and maintenance	$10,260	$11,971
Amortization of acquired intangibles	4,267	4,964
Total amortization of acquired intangibles	$14,527	$16,935
As of March 31, 2023, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2023 - remaining period	$44,102
2024	57,059
2025	44,352
2026	38,567
2027	36,113
2028	33,491
Thereafter	81,254
Total estimated amortization expense	$334,938

NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended March 31, 2023 and April 2, 2022 as follows:

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In thousands)
Cost of product and maintenance	$1,066	$830
Cost of services	1,357	1,050
Marketing and sales	15,091	11,757
Research and development	44,322	35,122
General and administrative	12,452	10,710
Total stock-based compensation expense	$74,288	$59,469
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $514.2 million as of March 31, 2023, which will be recognized over a weighted average vesting period of 2.2 years.
NOTE 7. STOCK REPURCHASE PROGRAM
In August 2022, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
As of March 31, 2023, approximately $952.0 million of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended March 31, 2023 and April 2, 2022 were as follows:

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In thousands)
Shares repurchased	668	1,566
Total cost of repurchased shares	$125,010	$250,016
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
The calculations for basic and diluted net income per share for the three months ended March 31, 2023 and April 2, 2022 are as follows:

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In thousands, except per share amounts)
Net income	$241,804	$235,335
Weighted average common shares used to calculate basic net income per share	269,501	272,431
Stock-based awards	3,658	4,487
Weighted average common shares used to calculate diluted net income per share	273,159	276,918
Net income per share - basic	$0.90	$0.86
Net income per share - diluted	$0.89	$0.85

The following table presents shares of Cadence’s common stock outstanding for the three months ended March 31, 2023 and April 2, 2022 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In thousands)
Long-term market-based awards	1,826	1,035
Options to purchase shares of common stock	332	663
Non-vested shares of restricted stock	50	82
Total potential common shares excluded	2,208	1,780
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2023.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$555,088	$555,088	$—	$—
Marketable securities:
Marketable equity securities	4,747	4,747	—	—
Mortgage-backed and asset-backed securities	8,983	—	8,983	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	60,134	60,134	—	—
Total Assets	$628,952	$619,969	$8,983	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$573	$—	$573	$—
Total Liabilities	$573	$—	$573	$—

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$548,373	$548,373	$—	$—
Marketable equity securities	4,490	4,490	—	—
Securities held in NQDC trust	55,605	55,605	—	—
Foreign currency exchange contracts	5,306	—	5,306	—
Total Assets	$613,774	$608,468	$5,306	$—

As of December 31, 2022, Cadence did not have any financial liabilities requiring a recurring fair value measurement.
Level 1 Measurements
Cadence’s cash equivalents held in money market funds, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using Level 1 inputs.
Level 2 Measurements
The valuation techniques used to determine the fair value of Cadence’s investments in marketable debt securities, foreign currency forward exchange contracts and 2024 Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
NOTE 10. INVENTORY
Cadence’s inventory balances as of March 31, 2023 and December 31, 2022 were as follows:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Inventories:
Raw materials	$117,975	$113,982
Finished goods	9,591	14,023
Total inventories	$127,566	$128,005
NOTE 11. COMMITMENTS AND CONTINGENCIES
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

Tax Proceedings
In December 2022, Cadence received a tax audit assessment of approximately $49 million from the Korea taxing authorities for years 2017-2019. The tax audit assessment is primarily related to value-added taxes (“VAT"). Cadence is required to pay these assessed taxes, prior to being allowed to contest or litigate the assessment in administrative and judicial proceedings. The assessment was paid by Cadence in January 2023 and recorded as a component of other assets in the condensed consolidated balance sheets. Payment of this amount is not an admission that Cadence is subject to such taxes, and Cadence continues to defend its position vigorously. Cadence did not record a reserve for this contingency as of March 31, 2023 or December 31, 2022 as Cadence does not believe a loss is probable because it believes it will ultimately prevail in full. The entire dispute resolution process may take from one to eight years.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 31, 2023 and April 2, 2022.
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
Cadence did not incur any material losses from indemnification claims during the three months ended March 31, 2023 and April 2, 2022.
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses, changes in defined benefit plan liabilities and unrealized gains and losses on investments, and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Foreign currency translation loss	$(81,908)	$(85,863)
Changes in defined benefit plan liabilities	(5,511)	(5,774)
Unrealized gain on investments	30	—
Total accumulated other comprehensive loss	$(87,389)	$(91,637)
For the three months ended March 31, 2023 and April 2, 2022, there were no significant amounts related to foreign currency translation loss, changes in defined benefit plan liabilities or unrealized gains and losses on investments reclassified from accumulated other comprehensive loss to net income.
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

The following table presents a summary of revenue by geography for the three months ended March 31, 2023 and April 2, 2022:

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In thousands)
Americas:
United States	$434,346	$413,538
Other Americas	16,118	11,802
Total Americas	450,464	425,340
Asia:
China	177,556	139,966
Other Asia	183,962	158,674
Total Asia	361,518	298,640
Europe, Middle East and Africa	154,270	130,634
Japan	55,438	47,152
Total	$1,021,690	$901,766
The following table presents a summary of long-lived assets by geography as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Americas:
United States	$346,662	$347,822
Other Americas	7,948	7,548
Total Americas	354,610	355,370
Asia:
China	49,330	51,667
Other Asia	72,538	73,329
Total Asia	121,868	124,996
Europe, Middle East and Africa	55,017	56,959
Japan	3,973	4,505
Total	$535,468	$541,830

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Annual Report”). This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic environment, including but not limited to, the expanded trade restrictions, the ongoing geopolitical conflict in Ukraine and other areas of the world, the COVID-19 pandemic, volatility in foreign currency exchange rates, global inflation and the rise in interest rates; the impact of government actions; future expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report and this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Business Overview
Cadence is a leader in electronic system design, building upon more than 30 years of computational software expertise. We apply our underlying Intelligent System Design strategy to deliver computational software, hardware and intellectual property (“IP”) that turn design concepts into reality. We enable our customers to develop electronic products. Our products and services are designed to give our customers a competitive edge in their development of integrated circuits (“ICs”), systems-on-chip (“SoCs”), and increasingly sophisticated electronic devices and systems. Our products and services do this by optimizing performance, minimizing power consumption, shortening the time to bring our customers’ products to market, improving engineering productivity and reducing their design, development and manufacturing costs.
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
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Categories,” in our Annual Report.
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
Fiscal Year End
In fiscal 2022, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective beginning with our 2023 fiscal year, which began on January 1, 2023. Our fiscal quarters now end on March 31, June 30, and September 30.
Macroeconomic Environment
Our business is subject to the effects of expanded trade restrictions, the ongoing geopolitical conflict in Ukraine and other areas of the world, the COVID-19 pandemic, volatility in foreign currency exchange rates, global inflation and the rise in interest rates.
We have been impacted by expanded trade restrictions, including restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security (“BIS”) “Unverified List” and regulations governing the sale of certain technologies. Based on our current assessments, we expect the impact of these expanded trade restrictions on our business to be limited.

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
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, “Risk Factors,” in our Annual Report and the "Risk Factors" section in this Quarterly Report.
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
For additional information about our critical accounting estimates, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” in our Annual Report.
New Accounting Standards
For additional information about the adoption of new accounting standards, see Note 1 in the notes to condensed consolidated financial statements.
Results of Operations
Financial results for the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, reflect the following:
•Growth in revenue from emulation and prototyping hardware where revenue is recognized up-front;
•Increased revenue from software and other arrangements where revenue is recognized over time; and
•Continued investment in research and development activities and technical sales support.
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
Approximately 85% of our annual revenue is characterized as recurring revenue. Recurring revenue includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services.
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

The following table shows the percentage of our revenue that is classified as recurring or up-front for the three months ended March 31, 2023 and April 2, 2022:

	Three Months Ended
	March 31, 2023	April 2, 2022
Revenue recognized over time	77%	81%
Revenue from arrangements with non-cancelable commitments	3%	2%
Recurring revenue	80%	83%
Up-front revenue	20%	17%
Total	100%	100%
During the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, up-front revenue as a percentage of total revenue increased primarily due to growth in hardware revenue driven by increased production capacity and our ability to address long lead times resulting from continued customer demand. While the percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters, the overall mix of revenue is relatively consistent on an annual basis or over the course of twelve consecutive months. The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	March 31, 2023	December 31, 2022	October 1, 2022	July 2, 2022	April 2, 2022
Recurring revenue	84%	85%	86%	87%	87%
Up-front revenue	16%	15%	14%	13%	13%
Total	100%	100%	100%	100%	100%
Revenue by Period
The following table shows our revenue for the three months ended March 31, 2023 and April 2, 2022 and the change in revenue between periods:

	Three Months Ended		Change
	March 31, 2023	April 2, 2022	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$963.7	$846.3	$117.4	14%
Services	58.0	55.5	2.5	4%
Total revenue	$1,021.7	$901.8	$119.9	13%
Product and maintenance revenue growth during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, was primarily due to our customers continuing to invest in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2023 or April 2, 2022.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	March 31, 2023	December 31, 2022	October 1, 2022	July 2, 2022	April 2, 2022
Custom IC Design and Simulation	20%	22%	22%	23%	22%
Digital IC Design and Signoff	25%	28%	29%	27%	27%
Functional Verification, including Emulation and Prototyping Hardware	32%	25%	25%	24%	28%
IP	11%	12%	12%	14%	13%
System Design and Analysis	12%	13%	12%	12%	10%
Total	100%	100%	100%	100%	100%
Revenue by product category fluctuates from period to period based on demand for our products and services, our available resources and our ability to deliver and support them. During the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, revenue contributed by Functional Verification, including Emulation and Prototyping Hardware, increased as a percentage of total revenue, primarily due to increased production capacity and our ability to address long lead times resulting from continued customer demand.
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
Revenue by Geography

	Three Months Ended		Change
	March 31, 2023	April 2, 2022	Amount	Percentage
	(In millions, except percentages)
United States	$434.3	$413.5	$20.8	5%
Other Americas	16.1	11.8	4.3	36%
China	177.6	140.0	37.6	27%
Other Asia	184.0	158.7	25.3	16%
Europe, Middle East and Africa	154.3	130.6	23.7	18%
Japan	55.4	47.2	8.2	17%
Total revenue	$1,021.7	$901.8	$119.9	13%
During the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, revenue growth in the United States and China was primarily due to increased hardware revenue driven by increased production capacity and our ability to address long lead times resulting from continued customer demand.
In addition, during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, each of our six geographies experienced growth in revenue from our software offerings.

Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 31, 2023	April 2, 2022
United States	42%	46%
Other Americas	2%	1%
China	17%	16%
Other Asia	18%	18%
Europe, Middle East and Africa	15%	14%
Japan	6%	5%
Total	100%	100%
Most of our revenue is transacted in the United States dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue
The following tables show our cost of revenue for the three months ended March 31, 2023 and April 2, 2022 and the change in cost of revenue between periods:

	Three Months Ended		Change
	March 31, 2023	April 2, 2022	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$100.2	$72.8	$27.4	38%
Cost of services	24.2	25.0	(0.8)	(3)%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 31, 2023	April 2, 2022	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$89.9	$60.8	$29.1	48%
Amortization of acquired intangibles	10.3	12.0	(1.7)	(14)%
Total cost of product and maintenance	$100.2	$72.8	$27.4	38%

The changes in product and maintenance-related costs for the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$25.2
Salary, benefits and other employee-related costs	2.6
Other items	1.3
Total change in product and maintenance-related costs	$29.1
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. Emulation and prototyping hardware costs increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to increased revenue from emulation and prototyping hardware products.
Amortization of acquired intangibles included in cost of product and maintenance decreased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to certain technology-related intangible assets becoming fully amortized during fiscal 2022, partially offset by technology-related intangible assets acquired during fiscal 2022.
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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, our annual mid-year promotion and pay raise cycle, stock-based compensation, foreign exchange rate movements, acquisition-related costs, volatility in variable compensation programs that are driven by operating results, and charitable donations.
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
Our operating expenses for the three months ended March 31, 2023 and April 2, 2022 were as follows:

	Three Months Ended		Change
	March 31, 2023	April 2, 2022	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$166.7	$140.2	$26.5	19%
Research and development	350.3	290.9	59.4	20%
General and administrative	53.5	48.9	4.6	9%
Total operating expenses	$570.5	$480.0	$90.5	19%

Our operating expenses, as a percentage of total revenue, for the three months ended March 31, 2023 and April 2, 2022 were as follows:

	Three Months Ended
	March 31, 2023	April 2, 2022
Marketing and sales	16%	16%
Research and development	35%	32%
General and administrative	5%	5%
Total operating expenses	56%	53%
Marketing and Sales
The increase in marketing and sales expense for the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$13.7
Marketing programs and events	5.2
Stock-based compensation	3.3
Travel and sales meetings	2.1
Facilities and other infrastructure costs	1.8
Other items	0.4
Total change in marketing and sales expense	$26.5
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from the acquisitions completed in fiscal 2022. Costs related to marketing programs and events, travel and sales meetings increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to an increased number of in-person meetings and events.
Research and Development
The increase in research and development expense for the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$41.6
Stock-based compensation	9.2
Facilities and other infrastructure costs	4.2
Travel	1.9
Other items	2.5
Total change in research and development expense	$59.4
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from the acquisitions completed in fiscal 2022. Facilities and other infrastructure costs included in research and development expense increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to our growing workforce.

General and Administrative
The increase in general and administrative expense for the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, was due to the following:

Change
Three Months Ended
(In millions)
Professional services	$5.9
Salary, benefits and other employee-related costs	4.8
Stock-based compensation	1.7
Contributions to non-profit organizations	(4.0)
Foreign service tax refund	(5.0)
Other items	1.2
Total change in general and administrative expense	$4.6
Professional services included in general and administrative expense increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to an increase legal and other outside service costs incurred. Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to additional headcount.
During the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, contributions to non-profit organization decreased, primarily due to the timing of our periodic contributions to support charitable initiatives, including the Cadence Giving Foundation. Also during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, we benefited from a non-recurring foreign service tax refund, offsetting the increase in other categories of general and administrative expense.
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three months ended March 31, 2023, and the three months ended April 2, 2022 was as follows:

	Three Months Ended
	March 31, 2023	April 2, 2022
Operating margin	32%	35%
Operating margin decreased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to the mix of products and services sold during each respective period. In addition, our fiscal 2022 acquisitions resulted in incremental expenses that exceeded incremental revenue during the three months ended March 31, 2023.
Interest Expense

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In millions)
Contractual cash interest expense:
2024 Notes	$3.8	$3.8
2025 Term Loan	3.9	—
Revolving credit facility	1.3	0.2
Amortization of debt discount:
2024 Notes	0.2	0.2
2025 Term Loan	—	—
Other	0.1	(0.1)
Total interest expense	$9.3	$4.1

Interest expense increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to borrowings under our 2025 Term Loan. For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2023 and April 2, 2022:

	Three Months Ended
	March 31, 2023	April 2, 2022
	(In millions, except percentages)
Provision for income taxes	$79.7	$74.6
Effective tax rate	24.8%	24.1%
Our provision for income taxes for the three months ended March 31, 2023 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2023 income. We also recognized tax benefits of $16.9 million related to stock-based compensation that vested or was exercised during the period.
Our provision for income taxes for the three months ended April 2, 2022 was primarily attributable to federal, state and foreign income taxes on our then anticipated fiscal 2022 income, partially offset by the tax benefit of $24.3 million related to stock-based compensation that vested or was exercised during the period.
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
Liquidity and Capital Resources

	As of
	March 31, 2023	December 31, 2022	Change
	(In millions)
Cash and cash equivalents	$917.0	$882.3	$34.7
Net working capital	517.2	359.1	158.1
Cash and Cash Equivalents
As of March 31, 2023, our principal sources of liquidity consisted of approximately $917.0 million of cash and cash equivalents as compared to $882.3 million as of December 31, 2022.
Our primary sources of cash and cash equivalents during the three months ended March 31, 2023 were cash generated from operations, proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period, and proceeds from our revolving credit facility.
Our primary uses of cash and cash equivalents during the three months ended March 31, 2023 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, payments on our revolving credit facility, payment of employee taxes on vesting of restricted stock, payments for taxes, purchases of property, plant and equipment, and purchases of investments.
Approximately 73% of our cash and cash equivalents were held by our foreign subsidiaries as of March 31, 2023. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of March 31, 2023, as compared to December 31, 2022, is primarily due to the timing of cash receipts from customers and disbursements made to for operating and financing activities.

Cash Flows from Operating Activities

	Three Months Ended
	March 31, 2023	April 2, 2022	Change
	(In millions)
Cash provided by operating activities	$267.4	$336.6	$(69.2)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows provided by operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The decrease in cash flows from operating activities for the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, was primarily due to the timing of cash receipts from customers and cash disbursements, including cash paid for taxes.
Cash Flows Used for Investing Activities

	Three Months Ended
	March 31, 2023	April 2, 2022	Change
	(In millions)
Cash used for investing activities	$(35.7)	$(19.9)	$(15.8)
Cash used for investing activities increased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to increases in payments for investments and purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, purchasing software licenses, and making investments.
Cash Flows Used for Financing Activities

	Three Months Ended
	March 31, 2023	April 2, 2022	Change
	(In millions)
Cash used for financing activities	$(197.4)	$(260.7)	$63.3
Cash used for financing activities decreased during the three months ended March 31, 2023, as compared to the three months ended April 2, 2022, primarily due to a decrease in payments for repurchases of our common stock, partially offset by an increase in payments on borrowings under our revolving credit facility.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In August 2022, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 31, 2023, approximately $952.0 million of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
In June 2021, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent, as amended in September 2022 (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2021 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. As of March 31, 2023, there were $30.0 million of borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.

2024 Notes
In October 2014, we issued a $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of March 31, 2023, we were in compliance with all covenants associated with the 2024 Notes.
2025 Term Loan
In September 2022, we entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025 with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of our unsecured indebtedness. Interest rates associated with the 2025 Term Loan are variable, so interest expense is impacted by changes in interest rates. As of March 31, 2023, we were in compliance with all financial covenants associated with the 2025 Term Loan.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Other Liquidity Requirements
During the three months ended March 31, 2023, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
The following table provides information about our foreign currency forward exchange contracts as of March 31, 2023. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2023.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$150.3	0.92
British pound	85.5	0.82
Japanese yen	83.4	131.25
Israeli shekel	49.1	3.54
South Korean won	40.5	1254.63
Canadian dollar	29.7	1.35
Indian rupee	28.9	82.88
Swedish krona	24.4	10.33
Chinese renminbi	17.6	6.81
Singapore dollar	6.1	1.32
Taiwan dollar	4.1	30.14
Total	$519.6
Estimated fair value	$(0.6)
As of December 31, 2022, our foreign currency exchange contracts had an aggregate principal amount of $489.0 million, and an estimated fair value of $5.3 million.
We have performed sensitivity analyses as of March 31, 2023 and December 31, 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $9.6 million and $4.2 million as of March 31, 2023 and December 31, 2022, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $11.5 million and $7.2 million as of March 31, 2023 and December 31, 2022, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2021 Credit Facility and 2025 Term Loan. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of March 31, 2023.
Our investments in debt securities had a fair value of approximately $9.0 million as of March 31, 2023, that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of March 31, 2023, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $0.6 million. As of December 31, 2022, we did not hold investments in debt securities.
Interest rates under our 2021 Credit Facility and 2025 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. As of March 31, 2023, there were $30.0 million of borrowings outstanding under our 2021 Credit Facility and $300.0 million of borrowings outstanding under our 2025 Term Loan.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.
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
Based on their evaluation as of March 31, 2023, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information about disputes and legal proceedings in which we are involved from time to time, see Note 11 in the notes to condensed consolidated financial statements in this Quarterly Report. See also Part I, Item 3, “Legal Proceedings,” in our Annual Report for a prior discussion of legal proceedings involving Bell Semiconductor LLC (“Bell Semi”). During the quarter ended March 31, 2023, there were no material developments with respect to the Bell Semi legal proceedings to which we are a party.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” section in our Annual Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. We have updated below one of the risk factors in our Annual Report. The “Risk Factors” section in our Annual Report otherwise remains current in all material respects. The risk factors described in our Annual Report and this Quarterly Report do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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
Uncertainty caused by the recent challenging global political and economic conditions, including the effects of the recent rise in inflation and interest rates, bank failures, U.S. deficit concerns, the Russian invasion of Ukraine and the continuing COVID-19 pandemic, adverse changes to international trade relationships between countries in which we do business, protectionist measures or decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures and protracted U.S. federal debt ceiling negotiations, or concerns or speculation about any similar events or risks, could lead to credit downgrades and market-wide liquidity problems, which in turn may cause customers and other third parties to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenue and financial results. Our business could also be impacted by political, economic and legal actions and conditions in regions in which our suppliers or customers operate, including Taiwan, which serves as a central hub for the technology industry supply chain. Our future business and financial results, including demand for our products and services, are subject to considerable uncertainties that could impact our stock price. If economic conditions or international trade relationships between countries in which we do business deteriorate in the future, or, in particular, if semiconductor or electronics systems industry revenues do not grow, including as a result of a global semiconductor shortage, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our supplies of hardware components and products are subject to problems or delays, we may be adversely affected. Further, while our ability to do business has not been materially affected, political or economic conflicts between various global actors, and responsive measures that have been or could be taken, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We are authorized to repurchase shares of our common stock under a publicly announced program that was most recently increased by our Board of Directors on August 11, 2022. Pursuant to this authorization, we may repurchase shares from time to time through open market repurchases, in privately negotiated transactions or by other means, including accelerated share repurchase transactions or other structured repurchase transactions, block trades or pursuant to trading plans intended to comply with Rule 10b5-1 of the Exchange Act. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 31, 2023, approximately $952.0 million of the share repurchase authorization remained available to repurchase shares of our common stock.

The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 1, 2023 - January 31, 2023	227,989	$170.56	219,937	$1,039
February 1, 2023 - February 28, 2023	362,915	$195.85	208,762	$999
March 1, 2023 - March 31, 2023	371,575	$201.27	239,326	$952
Total	962,479	$191.95	668,025
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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 24, 2023	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	April 24, 2023	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer