Form 10-Q
period 2023-06-30
CADENCE DESIGN SYSTEMS INC
filed 2023-07-24
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 30, 2023, approximately 271,790,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$873,925	$882,325
Receivables, net	440,915	486,710
Inventories	139,576	128,005
Prepaid expenses and other	188,634	209,727
Total current assets	1,643,050	1,706,767
Property, plant and equipment, net	370,193	371,451
Goodwill	1,428,772	1,374,268
Acquired intangibles, net	340,742	354,617
Deferred taxes	872,151	853,691
Other assets	500,216	476,277
Total assets	$5,155,124	$5,137,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$100,000
Accounts payable and accrued liabilities	510,007	557,158
Current portion of deferred revenue	686,293	690,538
Total current liabilities	1,196,300	1,347,696
Long-term liabilities:
Long-term portion of deferred revenue	96,653	91,524
Long-term debt	648,551	648,078
Other long-term liabilities	305,165	304,660
Total long-term liabilities	1,050,369	1,044,262
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,897,885	2,765,673
Treasury stock, at cost	(4,257,084)	(3,824,163)
Retained earnings	4,358,164	3,895,240
Accumulated other comprehensive loss	(90,510)	(91,637)
Total stockholders’ equity	2,908,455	2,745,113
Total liabilities and stockholders’ equity	$5,155,124	$5,137,071

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
Revenue:
Product and maintenance	$922,790	$802,285	$1,886,532	$1,648,529
Services	53,789	55,236	111,737	110,758
Total revenue	976,579	857,521	1,998,269	1,759,287
Costs and expenses:
Cost of product and maintenance	74,218	68,717	174,456	141,512
Cost of services	22,640	23,948	46,874	48,996
Marketing and sales	167,070	139,296	333,736	279,482
Research and development	354,416	286,597	704,711	577,492
General and administrative	54,605	51,426	108,132	100,363
Amortization of acquired intangibles	4,302	4,633	8,569	9,597
Restructuring	—	16	—	28
Total costs and expenses	677,251	574,633	1,376,478	1,157,470
Income from operations	299,328	282,888	621,791	601,817
Interest expense	(8,877)	(4,281)	(18,137)	(8,389)
Other income (expense), net	7,973	(5,962)	16,257	(10,862)
Income before provision for income taxes	298,424	272,645	619,911	582,566
Provision for income taxes	77,304	85,725	156,987	160,311
Net income	$221,120	$186,920	$462,924	$422,255
Net income per share – basic	$0.82	$0.69	$1.72	$1.55
Net income per share – diluted	$0.81	$0.68	$1.70	$1.53
Weighted average common shares outstanding – basic	269,714	271,520	269,607	272,028
Weighted average common shares outstanding – diluted	272,996	275,172	273,078	276,097

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
Net income	$221,120	$186,920	$462,924	$422,255
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(2,809)	(35,222)	1,146	(49,996)
Changes in defined benefit plan liabilities	142	1,761	405	1,927
Unrealized losses on investments	(454)	—	(424)	—
Total other comprehensive income (loss), net of tax effects	(3,121)	(33,461)	1,127	(48,069)
Comprehensive income	$217,999	$153,459	$464,051	$374,186

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, March 31, 2023	272,684	$2,878,749	$(3,987,528)	$4,137,044	$(87,389)	$2,940,876
Net income	—	—	—	221,120	—	$221,120
Other comprehensive loss, net of taxes	—	—	—	—	(3,121)	$(3,121)
Purchase of treasury stock	(1,178)	—	(265,109)	—	—	$(265,109)
Equity forward contract	—	(60,000)	—			$(60,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	325	4,838	4,519	—	—	$9,357
Stock received for payment of employee taxes on vesting of restricted stock	(41)	(2,310)	(8,966)	—	—	$(11,276)
Stock-based compensation expense	—	76,608	—	—	—	$76,608
Balance, June 30, 2023	271,790	$2,897,885	$(4,257,084)	$4,358,164	$(90,510)	$2,908,455

	Three Months Ended July 2, 2022
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, April 2, 2022	275,759	$2,552,207	$(3,025,728)	$3,281,623	$(47,919)	$2,760,183
Net income	—	—	—	186,920	—	$186,920
Other comprehensive loss, net of taxes	—	—	—	—	(33,461)	$(33,461)
Purchase of treasury stock	(2,138)	—	(320,033)	—	—	$(320,033)
Equity forward contract	—	(30,000)	—	—	—	$(30,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	288	5,829	(1,278)	—	—	$4,551
Stock received for payment of employee taxes on vesting of restricted stock	(39)	(1,413)	(5,788)	—	—	$(7,201)
Stock-based compensation expense	—	64,270	—	—	—	$64,270
Balance, July 2, 2022	273,870	$2,590,893	$(3,352,827)	$3,468,543	$(81,380)	$2,625,229

	Six Months Ended June 30, 2023
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2022	272,675	$2,765,673	$(3,824,163)	$3,895,240	$(91,637)	$2,745,113
Net income	—	—	—	462,924	—	$462,924
Other comprehensive income, net of taxes	—	—	—	—	1,127	$1,127
Purchase of treasury stock	(1,846)	—	(390,119)	—	—	$(390,119)
Equity forward contract	—	(60,000)	—	—	—	$(60,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,297	52,084	25,418	—	—	$77,502
Stock received for payment of employee taxes on vesting of restricted stock	(336)	(10,768)	(68,220)	—	—	$(78,988)
Stock-based compensation expense	—	150,896	—	—	—	$150,896
Balance, June 30, 2023	271,790	$2,897,885	$(4,257,084)	$4,358,164	$(90,510)	$2,908,455

	Six Months Ended July 2, 2022
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675
Net income	—	—	—	422,255	—	$422,255
Other comprehensive loss, net of taxes	—	—	—	—	(48,069)	$(48,069)
Purchase of treasury stock	(3,704)	—	(570,049)	—	—	$(570,049)
Equity forward contract	—	(30,000)	—	—	—	$(30,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,163	37,232	12,990	—	—	$50,222
Stock received for payment of employee taxes on vesting of restricted stock	(385)	(7,779)	(55,765)	—	—	$(63,544)
Stock-based compensation expense	—	123,739	—	—	—	$123,739
Balance, July 2, 2022	273,870	$2,590,893	$(3,352,827)	$3,468,543	$(81,380)	$2,625,229

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2023	July 2, 2022
Cash and cash equivalents at beginning of period	$882,325	$1,088,940
Cash flows from operating activities:
Net income	462,924	422,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,432	67,690
Amortization of debt discount and fees	626	539
Stock-based compensation	150,896	123,739
Loss on investments, net	554	3,124
Deferred income taxes	(20,171)	(41,597)
Provisions for losses on receivables	720	133
ROU asset amortization and change in operating lease liabilities	(3,543)	1,742
Other non-cash items	1,834	88
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	41,208	(64,036)
Inventories	(16,981)	367
Prepaid expenses and other	50,793	40,571
Other assets	(31,838)	14,476
Accounts payable and accrued liabilities	(37,049)	17,470
Deferred revenue	1,269	80,460
Other long-term liabilities	9,497	(5,872)
Net cash provided by operating activities	681,171	661,149
Cash flows from investing activities:
Purchases of investments	(29,212)	(1,000)
Proceeds from the sale and maturity of investments	1,505	—
Purchases of property, plant and equipment	(46,655)	(42,202)
Purchases of intangible assets	—	(750)
Cash paid in business combinations, net of cash acquired	(55,379)	(25,000)
Net cash used for investing activities	(129,741)	(68,952)
Cash flows from financing activities:
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	(150,000)	—
Proceeds from issuance of common stock	77,502	50,224
Stock received for payment of employee taxes on vesting of restricted stock	(78,988)	(63,544)
Payments for repurchases of common stock	(450,119)	(600,049)
Net cash used for financing activities	(551,605)	(613,369)
Effect of exchange rate changes on cash and cash equivalents	(8,225)	(38,224)
Decrease in cash and cash equivalents	(8,400)	(59,396)
Cash and cash equivalents at end of period	$873,925	$1,029,544

Supplemental cash flow information:
Cash paid for interest	$17,566	$7,973
Cash paid for income taxes, net	61,893	79,277

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
Despite continued uncertainty and disruption in the global economy and financial markets, Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 24, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events or developments occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
There have been no recent accounting standard updates that are material or potentially material to Cadence.
NOTE 2. REVENUE
Cadence groups its products and services into five categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s five product categories for the three and six months ended June 30, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
Custom Integrated Circuit (“IC”) Design and Simulation	22%	23%	21%	22%
Digital IC Design and Signoff	27%	27%	26%	27%
Functional Verification, including Emulation and Prototyping Hardware*	27%	24%	30%	26%
Intellectual Property (“IP”)	11%	14%	11%	14%
System Design and Analysis	13%	12%	12%	11%
Total	100%	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.

Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2023 or July 2, 2022.
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
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three and six months ended June 30, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
Revenue recognized over time	82%	84%	79%	82%
Revenue from arrangements with non-cancelable commitments	3%	2%	3%	2%
Recurring revenue	85%	86%	82%	84%
Up-front revenue	15%	14%	18%	16%
Total	100%	100%	100%	100%
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
Cadence’s contract balances as of June 30, 2023 and December 31, 2022 were as follows:

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Contract assets	$17,593	$22,766
Deferred revenue	782,946	782,062
Cadence recognized revenue of $162.6 million and $525.8 million during the three and six months ended June 30, 2023, and $143.4 million and $425.0 million during the three and six months ended July 2, 2022, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $5.3 billion as of June 30, 2023, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date. As of June 30, 2023, Cadence expected to recognize 57% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months.
Cadence recognized revenue of $11.6 million and $26.8 million during the three and six months ended June 30, 2023, and $10.9 million and $23.1 million during the three and six months ended July 2, 2022, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of June 30, 2023 and December 31, 2022 were as follows:

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Accounts receivable	$290,350	$314,666
Unbilled accounts receivable	152,717	174,334
Long-term receivables	4,869	2,735
Total receivables	447,936	491,735
Less allowance for doubtful accounts	(2,152)	(2,290)
Total receivables, net	$445,784	$489,445
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of June 30, 2023 and December 31, 2022, no single customer accounted for 10% or more of Cadence’s total receivables.
NOTE 4. DEBT
Cadence’s outstanding debt as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023			December 31, 2022
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$100,000	$—	$100,000
2024 Notes	350,000	(1,152)	348,848	350,000	(1,581)	348,419
2025 Term Loan	300,000	(297)	299,703	300,000	(341)	299,659
Total outstanding debt	$650,000	$(1,449)	$648,551	$750,000	$(1,922)	$748,078
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
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of June 30, 2023, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.

2024 Notes
In October 2014, Cadence issued a $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $345.1 million as of June 30, 2023.
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
Amounts outstanding under the 2025 Term Loan accrue interest at a rate equal to, at Cadence’s option, either (1) Term SOFR plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. As of June 30, 2023, the interest rate on the 2025 Term Loan was 6.08%. Interest is payable quarterly. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the 2025 Term Loan approximates fair value.
The 2025 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2025 Term Loan contains a financial covenant that requires Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step-up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of June 30, 2023, Cadence was in compliance with all financial covenants associated with the 2025 Term Loan.
NOTE 5. ACQUISITIONS
On May 4, 2023, Cadence acquired all of the outstanding equity of Pulsic, Ltd. (“Pulsic”), a longtime provider of production-proven technology for floor-planning, placement, and routing of custom ICs. The addition of Pulsic’s technologies and experienced team supports Cadence’s Intelligent System Design strategy and strengthens Cadence’s Custom IC Design and Simulation technology portfolio. The aggregate cash consideration for Cadence’s acquisition of Pulsic, net of cash acquired of $3.8 million, was $56.1 million. Subject to service and other conditions, Cadence expects to recognize expense for consideration paid to certain former Pulsic shareholders, now employed by Cadence, through the second quarter of fiscal 2025.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of Pulsic based on their respective estimated fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$4,369
Goodwill	47,448
Acquired intangibles	12,400
Other long-term assets	89
Total assets acquired	64,306
Current liabilities	1,553
Long-term liabilities	2,885
Total liabilities assumed	4,438
Total purchase consideration	$59,868
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and will not be deductible for tax purposes.

Definite-lived intangible assets acquired with Cadence’s acquisition of Pulsic were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$8,000	6.2 years
Agreements and relationships	4,100	8.0 years
Tradenames, trademarks and patents	300	6.0 years
Total acquired intangibles with definite lives	$12,400	6.8 years
Pro Forma Financial Information
Cadence has not presented pro forma financial information for the business acquired during the second quarter of fiscal 2023 because the results of operations for this business are not material to Cadence’s condensed consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s condensed consolidated income statement. During the three and six months ended June 30, 2023, transaction costs associated with acquisitions were $3.1 million and $6.0 million, respectively. During the three and six months ended July 2, 2022, transaction costs associated with acquisitions were $6.3 million and $6.5 million, respectively.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 30, 2023 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2022	$1,374,268
Goodwill resulting from acquisitions	47,448
Effect of foreign currency translation	7,056
Balance as of June 30, 2023	$1,428,772
Acquired Intangibles, Net
Acquired intangibles as of June 30, 2023 were as follows, excluding intangibles that were fully amortized as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$309,288	$(119,215)	$190,073
Agreements and relationships	186,745	(52,712)	134,033
Tradenames, trademarks and patents	13,434	(3,598)	9,836
Total acquired intangibles with definite lives	509,467	(175,525)	333,942
In-process technology	6,800	—	6,800
Total acquired intangibles	$516,267	$(175,525)	$340,742
In-process technology as of June 30, 2023 consisted of acquired projects that, if completed, will contribute to Cadence’s existing product offerings. As of June 30, 2023, these projects were expected to be completed during the fourth quarter of fiscal 2023. During the three and six months ended June 30, 2023, there were no transfers from in-process technology to existing technology.

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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three and six months ended June 30, 2023 and July 2, 2022 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In thousands)
Cost of product and maintenance	$10,618	$10,068	$20,878	$22,039
Amortization of acquired intangibles	4,302	4,633	8,569	9,597
Total amortization of acquired intangibles	$14,920	$14,701	$29,447	$31,636
As of June 30, 2023, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2023 - remaining period	$30,545
2024	59,168
2025	46,456
2026	40,670
2027	38,212
2028	35,127
Thereafter	83,764
Total estimated amortization expense	$333,942
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended June 30, 2023 and July 2, 2022 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In thousands)
Cost of product and maintenance	$1,035	$875	$2,101	$1,705
Cost of services	1,317	1,113	2,674	2,163
Marketing and sales	15,686	12,902	30,777	24,659
Research and development	44,807	37,067	89,129	72,189
General and administrative	13,763	12,313	26,215	23,023
Total stock-based compensation expense	$76,608	$64,270	$150,896	$123,739
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $464.7 million as of June 30, 2023, which will be recognized over a weighted average vesting period of 2.0 years.

NOTE 8. STOCK REPURCHASE PROGRAM
In August 2022, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
During the three and six months ended June 30, 2023, Cadence repurchased approximately 0.6 million and 1.2 million shares on the open market, for an aggregate purchase price of $125 million and $250 million, respectively.
In June 2023, Cadence also entered into an accelerated share repurchase (“ASR”) agreement with HSBC Bank USA, National Association (“HSBC”) to repurchase an aggregate of $200.0 million of Cadence common stock. The ASR agreement was accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on Cadence’s own stock. Under the ASR agreement, Cadence received an initial share delivery of approximately 0.6 million shares, which represented the number of shares at a market price equal to $140.0 million. An equity-linked contract for $60.0 million, representing the remaining shares to be delivered by HSBC under the ASR agreement, was recorded to stockholders’ equity as of June 30, 2023 and is expected to settle in the third quarter of fiscal 2023 upon completion of the repurchases. The shares Cadence receives are treated as a repurchase of common stock for purposes of calculating earnings per share. The final number of shares that Cadence will repurchase under the ASR agreement will be based on Cadence’s daily volume-weighted average share prices during the term of the ASR agreement, less a discount.
During the three and six months ended July 2, 2022, Cadence repurchased approximately 1.6 million and 3.2 million shares on the open market, for an aggregate purchase price of $250.0 million and $500.0 million, respectively.
During the three and six months ended July 2, 2022, Cadence also repurchased approximately 0.5 million shares, for a market price equal to $70.0 million under an ASR agreement.
As of June 30, 2023, approximately $627 million of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended June 30, 2023 and July 2, 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In thousands)
Shares repurchased	1,178	2,138	1,846	3,704
Total cost of repurchased shares	$265,109	$320,033	$390,119	$570,049
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
The calculations for basic and diluted net income per share for the three and six months ended June 30, 2023 and July 2, 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In thousands, except per share amounts)
Net income	$221,120	$186,920	$462,924	$422,255
Weighted average common shares used to calculate basic net income per share	269,714	271,520	269,607	272,028
Stock-based awards	3,282	3,652	3,471	4,069
Weighted average common shares used to calculate diluted net income per share	272,996	275,172	273,078	276,097
Net income per share - basic	$0.82	$0.69	$1.72	$1.55
Net income per share - diluted	$0.81	$0.68	$1.70	$1.53

The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 30, 2023 and July 2, 2022 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In thousands)
Long-term market-based awards	1,830	1,658	1,828	1,347
Options to purchase shares of common stock	525	857	429	760
Non-vested shares of restricted stock	6	81	28	82
Total potential common shares excluded	2,361	2,596	2,285	2,189
NOTE 10. INVESTMENTS
Marketable Equity Investments
Cadence’s investment in marketable equity securities consists of purchased shares of a publicly held company and is included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments is recorded to other income (expense), net in Cadence’s condensed consolidated income statements.
Marketable Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on the condensed consolidated balance sheet as of June 30, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities
Mortgage-backed and asset-backed securities	$28,692	$9	$(433)	$28,268
Total available-for-sale securities	$28,692	$9	$(433)	$28,268

As of June 30, 2023, the fair values of available-for-sale securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$—
Due after 1 year through 5 years	8,607
Due after 5 years through 10 years	8,132
Due after 10 years	11,529
Total	$28,268
As of June 30, 2023, Cadence does not intend to sell any of its available-for-sale securities in an unrealized loss position, and it is more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $114.7 million and $117.7 million as of June 30, 2023 and December 31, 2022, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income (expense), net in Cadence’s condensed consolidated income statements. For the three and six months ended June 30, 2023, Cadence recognized losses of $1.0 million and $1.1 million, respectively. For the three and six months ended July 2, 2022, Cadence recognized losses of $0.4 million and $1.2 million, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $2.2 million and $2.3 million as of June 30, 2023 and December 31, 2022, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2023.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$398,753	$398,753	$—	$—
Marketable securities:
Marketable equity securities	5,141	5,141	—	—
Mortgage-backed and asset-backed securities	28,268	—	28,268	—
Securities held in Non-Qualified Deferred Compensation (“NQDC”) trust	65,056	65,056	—	—
Total Assets	$497,218	$468,950	$28,268	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$4,501	$—	$4,501	$—
Total Liabilities	$4,501	$—	$4,501	$—

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$548,373	$548,373	$—	$—
Marketable equity securities	4,490	4,490	—	—
Securities held in NQDC trust	55,605	55,605	—	—
Foreign currency exchange contracts	5,306	—	5,306	—
Total Assets	$613,774	$608,468	$5,306	$—

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
Level 3 Measurements
With its acquisition of Pulsic, Cadence acquired intangible assets of $12.4 million. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
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
For agreements and relationships, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using a customer retention rate of 90%. The present value of operating cash flows from existing customers was determined using a discount rate of 15%.
NOTE 12. OTHER INCOME (EXPENSE), NET
Cadence’s other income (expense), net, for the three and six months ended June 30, 2023 and July 2, 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In thousands)
Interest income	$7,427	$1,182	$13,800	$1,890
Gains (losses) on marketable equity investments	394	(709)	651	(1,585)
Losses on non-marketable equity investments	(1,041)	(377)	(1,176)	(1,540)
Gains (losses) on securities in NQDC trust	3,155	(6,524)	6,305	(9,092)
Gains (losses) on foreign exchange	(37)	789	(1,080)	(119)
Other expense, net	(1,925)	(323)	(2,243)	(416)
Total other income (expense), net	$7,973	$(5,962)	$16,257	$(10,862)
NOTE 13. INVENTORY
Cadence’s inventory balances as of June 30, 2023 and December 31, 2022 were as follows:

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Inventories:
Raw materials	$125,661	$113,982
Finished goods	13,915	14,023
Total inventories	$139,576	$128,005

NOTE 14. COMMITMENTS AND CONTINGENCIES
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
Tax Proceedings
In December 2022, Cadence received a tax audit assessment of approximately $49 million from the Korea taxing authorities for years 2017-2019. The tax audit assessment is primarily related to value-added taxes (“VAT"). Cadence is required to pay these assessed taxes, prior to being allowed to contest or litigate the assessment in administrative and judicial proceedings. The assessment was paid by Cadence in January 2023 and recorded as a component of other assets in the condensed consolidated balance sheets. Payment of this amount is not an admission that Cadence is subject to such taxes, and Cadence continues to defend its position vigorously. Cadence did not record a reserve for this contingency as of June 30, 2023 or December 31, 2022 as Cadence does not believe a loss is probable because it believes it will ultimately prevail in full. The entire dispute resolution process may take from one to eight years.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 30, 2023 and July 2, 2022.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
In connection with a litigation campaign launched in April 2022 by Bell Semiconductor LLC (“Bell Semi”), a patent monetization entity, some customers have requested defense and indemnification against claims of patent infringement asserted by Bell Semi in various district court litigation and at the U.S. International Trade Commission. Bell Semi alleges that the customers’ use of one or more features of certain Cadence products infringes one or more of six patents held by Bell Semi. Cadence has offered to defend some of its customers consistent with the terms of the applicable license agreements. Cadence is unable to estimate the potential impact of these commitments on the future results of operations at this time. For additional information relating to the litigation campaign launched by Bell Semi, see the “Legal Proceedings” section of this Quarterly Report.
Cadence did not incur any material losses from indemnification claims during the three and six months ended June 30, 2023 and July 2, 2022.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses, changes in defined benefit plan liabilities and unrealized gains and losses on investments, and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Foreign currency translation loss	$(84,717)	$(85,863)
Changes in defined benefit plan liabilities	(5,369)	(5,774)
Unrealized losses on investments	(424)	—
Total accumulated other comprehensive loss	$(90,510)	$(91,637)
For the three and six months ended June 30, 2023 and July 2, 2022, there were no significant amounts related to foreign currency translation loss, changes in defined benefit plan liabilities or unrealized gains and losses on investments reclassified from accumulated other comprehensive loss to net income.

NOTE 16. SEGMENT REPORTING
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
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In thousands)
Americas:
United States	$385,595	$368,974	$819,941	$782,512
Other Americas	15,966	12,043	32,084	23,845
Total Americas	401,561	381,017	852,025	806,357
Asia:
China	174,116	113,169	351,672	253,135
Other Asia	176,894	151,967	360,856	310,641
Total Asia	351,010	265,136	712,528	563,776
Europe, Middle East and Africa	166,804	158,043	321,074	288,677
Japan	57,204	53,325	112,642	100,477
Total	$976,579	$857,521	$1,998,269	$1,759,287
The following table presents a summary of long-lived assets by geography as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Americas:
United States	$351,694	$347,822
Other Americas	7,884	7,548
Total Americas	359,578	355,370
Asia:
China	43,975	51,667
Other Asia	69,780	73,329
Total Asia	113,755	124,996
Europe, Middle East and Africa	53,306	56,959
Japan	3,275	4,505
Total	$529,914	$541,830
NOTE 17. SUBSEQUENT EVENT
On July 19, 2023, Cadence entered into a definitive agreement with Rambus Inc. to acquire its serializer/deserializer (“SerDes”) and memory interface physical layer (“PHY”) IP business. The aggregate consideration will be approximately $110 million, subject to certain adjustments outlined in the agreement. Cadence’s acquisition of this business is expected to close during the third quarter of fiscal 2023, subject to certain closing conditions, and is expected to be funded through a combination of cash on hand and short-term borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “Annual Report”). This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic environment, including but not limited to, the expanded trade control laws and regulations, the ongoing geopolitical conflict in Ukraine and other areas of the world, volatility in foreign currency exchange rates and the rise in interest rates; the impact of government actions; future expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report and our subsequent Quarterly Reports on Form 10-Q, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We disclaim any obligation to update these forward-looking statements, except as required by law.
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

Macroeconomic Environment
Because we operate globally, our business is subject to the effects of expanded trade control laws and regulations, the ongoing geopolitical conflict in Ukraine and other areas of the world, volatility in foreign currency exchange rates relative to the United States (“U.S.”) dollar and the rise in interest rates.
We have been impacted by expanded trade control laws and regulations, that include certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security (“BIS”) “Entity List” and regulations governing the sale of certain technologies. Based on our current assessments, we expect the impact of these expanded trade control laws and regulations on our business to be limited.
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
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of other macroeconomic conditions on our business, see the “Risk Factors” sections in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Q1 Report”). For additional information on the potential impact of foreign currency exchange rates and interest rates on our business, see the “Quantitative and Qualitative Disclosures About Market Risk” section of this Quarterly Report.
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
Results of Operations
Financial results for the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, reflect the following:
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

The following table shows the percentage of our revenue that is classified as recurring or up-front for the three and six months ended June 30, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
Revenue recognized over time	82%	84%	79%	82%
Revenue from arrangements with non-cancelable commitments	3%	2%	3%	2%
Recurring revenue	85%	86%	82%	84%
Up-front revenue	15%	14%	18%	16%
Total	100%	100%	100%	100%
During the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, up-front revenue as a percentage of total revenue increased primarily due to increased production capacity to address continued customer demand for our hardware product offerings. While the percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters, the overall mix of revenue is relatively consistent on an annual basis or over the course of twelve consecutive months. The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	October 1, 2022	July 2, 2022
Recurring revenue	84%	84%	85%	86%	87%
Up-front revenue	16%	16%	15%	14%	13%
Total	100%	100%	100%	100%	100%
Revenue by Period
The following table shows our revenue for the three months ended June 30, 2023 and July 2, 2022 and the change in revenue between periods:

	Three Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$922.8	$802.3	$120.5	15%
Services	53.8	55.2	(1.4)	(3)%
Total revenue	$976.6	$857.5	$119.1	14%
The following table shows our revenue for the six months ended June 30, 2023 and July 2, 2022 and the change in revenue between periods:

	Six Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,886.5	$1,648.5	$238.0	14%
Services	111.8	110.8	1.0	1%
Total revenue	$1,998.3	$1,759.3	$239.0	14%
Product and maintenance revenue growth during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, was primarily due to our customers continuing to invest in new, complex designs for their products that include the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2023 or July 2, 2022.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	October 1, 2022	July 2, 2022
Custom IC Design and Simulation	22%	20%	22%	22%	23%
Digital IC Design and Signoff	27%	25%	28%	29%	27%
Functional Verification, including Emulation and Prototyping Hardware	27%	32%	25%	25%	24%
IP	11%	11%	12%	12%	14%
System Design and Analysis	13%	12%	13%	12%	12%
Total	100%	100%	100%	100%	100%
Revenue by product category fluctuates from period to period based on demand for our products and services, our available resources and our ability to deliver and support them. For example, during the first quarter of fiscal 2023, we experienced growth in our Functional Verification product category due to increased production capacity and our ability to fulfill ongoing customer demand for our emulation and prototyping hardware. Certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product categories based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
United States	$385.6	$369.0	$16.6	4%
Other Americas	16.0	12.0	4.0	33%
China	174.1	113.2	60.9	54%
Other Asia	176.9	152.0	24.9	16%
Europe, Middle East and Africa (“EMEA”)	166.8	158.0	8.8	6%
Japan	57.2	53.3	3.9	7%
Total revenue	$976.6	$857.5	$119.1	14%

	Six Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
United States	$819.9	$782.5	$37.4	5%
Other Americas	32.1	23.9	8.2	34%
China	351.7	253.1	98.6	39%
Other Asia	360.9	310.6	50.3	16%
EMEA	321.1	288.7	32.4	11%
Japan	112.6	100.5	12.1	12%
Total revenue	$1,998.3	$1,759.3	$239.0	14%
During the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, each of our six geographies experienced growth in revenue from our software offerings, particularly the United States, Other Asia, and EMEA, which was driven by our customers’ continued investment in new, complex designs for their products.

During the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, revenue growth in China was primarily due to increased revenue from our emulation and prototyping hardware offerings. This growth was driven by increased production capacity to address continued demand from our customers in China for our emulation and prototyping hardware offerings.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
United States	39%	43%	41%	45%
Other Americas	2%	2%	2%	1%
China	18%	13%	17%	14%
Other Asia	18%	18%	18%	18%
EMEA	17%	18%	16%	16%
Japan	6%	6%	6%	6%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue
The following tables show our cost of revenue for the three and six months ended June 30, 2023 and July 2, 2022 and the change in cost of revenue between periods:

	Three Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$74.2	$68.7	$5.5	8%
Cost of services	22.6	23.9	(1.3)	(5)%

	Six Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$174.5	$141.5	$33.0	23%
Cost of services	46.9	49.0	(2.1)	(4)%
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

A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$63.6	$58.6	$5.0	9%
Amortization of acquired intangibles	10.6	10.1	0.5	5%
Total cost of product and maintenance	$74.2	$68.7	$5.5	8%

	Six Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$153.6	$119.5	$34.1	29%
Amortization of acquired intangibles	20.9	22.0	(1.1)	(5)%
Total cost of product and maintenance	$174.5	$141.5	$33.0	23%
The changes in product and maintenance-related costs for the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Emulation and prototyping hardware costs	$2.5	$27.7
Salary, benefits and other employee-related costs	1.9	4.5
Other items	0.6	1.9
Total change in product and maintenance-related costs	$5.0	$34.1
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. Emulation and prototyping hardware costs increased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to increased revenue from emulation and prototyping hardware products.
Amortization of acquired intangibles included in cost of product and maintenance may fluctuate from period to period depending on the timing of newly acquired assets relative to assets becoming fully amortized in any given period.
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

Our operating expenses for the three and six months ended June 30, 2023 and July 2, 2022 were as follows:

	Three Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$167.1	$139.3	$27.8	20%
Research and development	354.4	286.6	67.8	24%
General and administrative	54.6	51.4	3.2	6%
Total operating expenses	$576.1	$477.3	$98.8	21%

	Six Months Ended		Change
	June 30, 2023	July 2, 2022	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$333.8	$279.5	$54.3	19%
Research and development	704.7	577.5	127.2	22%
General and administrative	108.1	100.4	7.7	8%
Total operating expenses	$1,146.6	$957.4	$189.2	20%
Our operating expenses, as a percentage of total revenue, for the three and six months ended June 30, 2023 and July 2, 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
Marketing and sales	17%	16%	17%	16%
Research and development	36%	33%	35%	33%
General and administrative	6%	6%	5%	6%
Total operating expenses	59%	55%	57%	55%
Marketing and Sales
The increase in marketing and sales expense for the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$15.9	$29.7
Marketing programs and events	2.4	7.6
Stock-based compensation	2.8	6.1
Facilities and other infrastructure costs	2.7	4.6
Travel and sales meetings	2.4	4.5
Other items	1.6	1.8
Total change in marketing and sales expense	$27.8	$54.3
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from the acquisitions completed in both fiscal 2022 and fiscal 2023. Costs related to marketing programs and events, travel and sales meetings increased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to an increased number of in-person meetings and events. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.

Research and Development
The increase in research and development expense for the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$51.3	$92.8
Stock-based compensation	7.7	16.9
Facilities and other infrastructure costs	5.5	9.7
Travel	1.5	3.4
Professional services	1.7	2.9
Materials and other pre-production costs	1.3	2.4
Other items	(1.2)	(0.9)
Total change in research and development expense	$67.8	$127.2
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from the acquisitions completed in both fiscal 2022 and fiscal 2023. Facilities and other infrastructure costs included in research and development expense increased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The increase in general and administrative expense for the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$7.9	$12.7
Stock-based compensation	1.5	3.2
Travel	0.8	1.1
Foreign service tax	5.1	0.1
Contributions to non-profit organizations	—	(4.0)
Professional services	(12.3)	(6.4)
Other items	0.2	1.0
Total change in general and administrative expense	$3.2	$7.7
Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to additional headcount. Also during the three months ended June 30, 2023, as compared to the three months ended July 2, 2022, we experienced an increase in foreign service tax, primarily because we did not benefit from any foreign service tax refunds like we did during the same period in fiscal 2022.
During the six months ended June 30, 2023, as compared to the six months ended July 2, 2022, contributions to non-profit organizations decreased, primarily due to the timing of our periodic contributions to support charitable initiatives, including the Cadence Giving Foundation. Professional services included in general and administrative expense decreased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to a decrease in legal and other outside service costs.

Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and six months ended June 30, 2023, and the three and six months ended July 2, 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
Operating margin	31%	33%	31%	34%
Operating margin decreased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to the mix of products and services sold during each respective period. In addition, our fiscal 2022 acquisitions resulted in incremental expenses that exceeded incremental revenue during the three and six months ended June 30, 2023.
Interest Expense

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
	(In millions)
Contractual cash interest expense:
2024 Notes	3.8	3.8	$7.6	$7.6
2025 Term Loan	4.5	—	8.3	—
Revolving credit facility	0.4	0.2	1.7	0.4
Amortization of debt discount:
2024 Notes	0.2	0.2	0.4	0.4
2025 Term Loan	0.2	—	0.2	—
Other	(0.2)	0.1	(0.1)	—
Total interest expense	$8.9	$4.3	$18.1	$8.4
Interest expense increased during the three and six months ended June 30, 2023, as compared to the three and six months ended July 2, 2022, primarily due to borrowings under our 2025 Term Loan, which are subject to variable interest rates. For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 30, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 2, 2022	June 30, 2023	July 2, 2022
			(In millions, except percentages)
Provision for income taxes	$77.3	$85.7	$157.0	$160.3
Effective tax rate	25.9%	31.4%	25.3%	27.5%
Our provision for income taxes for the three and six months ended June 30, 2023 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2023 income. We also recognized tax benefits of $8.9 million and $25.8 million related to stock-based compensation that vested or was exercised during each period.
Our provision for income taxes for the three months ended July 2, 2022 was primarily attributable to federal, state and foreign income taxes on our then anticipated fiscal 2022 income. We also recognized tax benefit (expense) of $(5.3) million and $18.9 million related to stock-based compensation that vested or was exercised during each period.

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
Liquidity and Capital Resources

	As of
	June 30, 2023	December 31, 2022	Change
	(In millions)
Cash and cash equivalents	$873.9	$882.3	$(8.4)
Net working capital	446.8	359.1	87.7
Cash and Cash Equivalents
As of June 30, 2023, our principal sources of liquidity consisted of approximately $873.9 million of cash and cash equivalents as compared to $882.3 million as of December 31, 2022.
Our primary sources of cash and cash equivalents during the six months ended June 30, 2023 were cash generated from operations, proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period, and proceeds from our revolving credit facility.
Our primary uses of cash and cash equivalents during the six months ended June 30, 2023 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, payments on our revolving credit facility, payment of employee taxes on vesting of restricted stock, cash paid for acquired businesses, purchases of property, plant and equipment, and purchases of investments.
Approximately 73% of our cash and cash equivalents were held by our foreign subsidiaries as of June 30, 2023. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of June 30, 2023, as compared to December 31, 2022, is primarily due to the timing of cash receipts from customers and disbursements made for operating and financing activities.
Cash Flows from Operating Activities

	Six Months Ended
	June 30, 2023	July 2, 2022	Change
	(In millions)
Cash provided by operating activities	$681.2	$661.1	$20.1
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows provided by operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended June 30, 2023, as compared to the six months ended July 2, 2022, was primarily due to the timing of cash receipts from customers and the timing of cash disbursements, including cash paid for interest and taxes.

Cash Flows Used for Investing Activities

	Six Months Ended
	June 30, 2023	July 2, 2022	Change
	(In millions)
Cash used for investing activities	$(129.7)	$(69.0)	$(60.7)
Cash used for investing activities increased during the six months ended June 30, 2023, as compared to the six months ended July 2, 2022, primarily due to increases in payments for investments and cash paid for business combinations. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, purchasing software licenses, and making investments.
Cash Flows Used for Financing Activities

	Six Months Ended
	June 30, 2023	July 2, 2022	Change
	(In millions)
Cash used for financing activities	$(551.6)	$(613.4)	$61.8
Cash used for financing activities decreased during the six months ended June 30, 2023, as compared to the six months ended July 2, 2022, primarily due to a decrease in payments for repurchases of our common stock, partially offset by an increase in payments on borrowings under our revolving credit facility.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In August 2022, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 30, 2023, approximately $627.0 million of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
In June 2021, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent, as amended in September 2022 (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2021 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of June 30, 2023, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.
2024 Notes
In October 2014, we issued a $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of June 30, 2023, we were in compliance with all covenants associated with the 2024 Notes.
2025 Term Loan
In September 2022, we entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025 with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of our unsecured indebtedness. Interest rates associated with the 2025 Term Loan are variable, so interest expense is impacted by changes in interest rates. Interest is payable quarterly. As of June 30, 2023, we were in compliance with all financial covenants associated with the 2025 Term Loan.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.

Recently Announced Acquisition
Subsequent to the period end date covered by this quarterly report, we announced an acquisition that we expect to fund through a combination of cash on hand and short-term borrowings. For information about this pending acquisition, see Note 17 in the notes to condensed consolidated financial statements.
Other Liquidity Requirements
During the six months ended June 30, 2023, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
The following table provides information about our foreign currency forward exchange contracts as of June 30, 2023. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2023.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$149.1	0.91
British pound	89.3	0.79
Japanese yen	81.0	137.35
Canadian dollar	67.9	1.34
Israeli shekel	60.5	3.68
South Korean won	39.1	1317.7
Swedish krona	28.0	10.51
Indian rupee	23.2	82.54
Chinese renminbi	12.0	6.98
Singapore dollar	5.5	1.33
Taiwan dollar	4.5	30.77
Total	$560.1
Estimated fair value	$(4.5)
As of December 31, 2022, our foreign currency exchange contracts had an aggregate principal amount of $489.0 million, and an estimated fair value of $5.3 million.
We have performed sensitivity analyses as of June 30, 2023 and December 31, 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $8.6 million and $4.2 million as of June 30, 2023 and December 31, 2022, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $10.6 million and $7.2 million as of June 30, 2023 and December 31, 2022, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2021 Credit Facility and 2025 Term Loan. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of June 30, 2023.
Our investments in debt securities had a fair value of approximately $28.3 million as of June 30, 2023, that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of June 30, 2023, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $1.4 million. As of December 31, 2022, we did not hold investments in debt securities.
Interest rates under our 2021 Credit Facility and 2025 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. As of June 30, 2023, there were no borrowings outstanding under our 2021 Credit Facility and $300.0 million of borrowings outstanding under our 2025 Term Loan.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.
Based on their evaluation as of June 30, 2023, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 29, 2022, Bell Semi also began filing a series of complaints with the U.S. International Trade Commission (“ITC“) alleging violations of Section 337 of the Tariff Act of 1930 and seeking limited exclusion orders preventing the respondents from importing into the United States semiconductor devices designed using certain design tools offered by EDA vendors, including Cadence, and cease-and-desist orders prohibiting respondents from importing, selling, offering for sale, marketing, advertising, distributing, or transferring products (except for exportation) made using certain design tools offered by EDA vendors, including Cadence. The ITC instituted three investigations but Bell Semi subsequently terminated one of the investigations. On May 8, 2023, Bell Semi filed motions to voluntarily withdraw the pending ITC investigations.
Cadence is not named as a respondent or defendant in any of the aforementioned actions; however, certain respondents and defendants are Cadence customers and have sought defense and indemnity from Cadence regarding Bell Semi’s allegations. Cadence has offered to defend some of its customers consistent with the terms of the applicable license agreements.
On November 18, 2022, Cadence and another EDA vendor jointly filed an action in the U.S. District Court for the District of Delaware for declaratory judgment of invalidity and non-infringement as to each of the six patents asserted by Bell Semi in the aforementioned actions. Bell Semi’s motion to dismiss the declaratory judgment actions was denied on April 27, 2023. On November 28, 2022, Cadence and another EDA vendor also filed a motion for preliminary injunction in the U.S. District Court for the District of Delaware seeking to enjoin Bell Semi from proceeding with its litigation campaign. Motions for preliminary injunction were denied without prejudice on April 27, 2023. Bell Semi responded to the declaratory judgment complaint on May 11, 2023. The actions for declaratory judgment are set for trial on January 16, 2024 through January 19, 2024.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” sections in our Annual Report and our Q1 Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. The “Risk Factors” section in our Annual Report, as updated in our Q1 Report, remains current in all material respects. The risk factors described in our Annual Report and subsequent SEC filings do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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
During the three months ended June 30, 2023, we repurchased approximately 0.6 million shares on the open market, for an aggregate purchase price of $125 million.
In June 2023, we also entered into an accelerated share repurchase (“ASR”) agreement with HSBC Bank USA, National Association (“HSBC”) to repurchase an aggregate of $200 million of our common stock. The ASR agreement was accounted for as two separate transactions: (1) a repurchase of common stock; and (2) an equity-linked contract on our stock. Under the ASR agreement, we received an initial share delivery of approximately 0.6 million shares, which represented the number of shares at a market price equal to $140 million. An equity-linked contract for $60 million, representing the remaining shares to be delivered by HSBC under the ASR agreement, was recorded to stockholders’ equity as of June 30, 2023 and is expected to settle in the third quarter of fiscal 2023 upon completion of the repurchases. The shares we receive are treated as a repurchase of common stock for purposes of calculating earnings per share. The final number of shares that we will repurchase under the ASR agreement will be based on our daily volume-weighted average share prices during the term of the ASR agreement, less a discount.

As of June 30, 2023, approximately $627 million of the share repurchase authorization remained available to repurchase shares of our common stock.
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (4) (In millions)
April 1, 2023 - April 30, 2023	186,378	$212.03	167,452	$916
May 1, 2023 - May 31, 2023	233,043	$207.95	220,128	$870
June 1, 2023 - June 30, 2023	800,174	$232.57	790,401	$627
Total	1,219,595	$224.73	1,177,981
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
(4)The remaining authorization to repurchase shares of our common stock was reduced by the $60.0 million equity-linked contract, for which shares are expected to settle in the third quarter of fiscal 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Neil Zaman, SVP and Chief Revenue Officer	Adoption	5/2/2023	X	Up to 61,227(1)	4/30/2024
Mark Adams, Director	Adoption	5/9/2023	X	Up to 3,250	12/31/2023
Anirudh Devgan, President and Chief Executive Officer	Adoption	6/14/2023	X	Up to 109,381(2)	5/30/2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)    Includes up to 54,170 shares subject to Performance Stock Awards previously granted to Mr. Zaman that may vest and be released to Mr. Zaman on or prior to April 30, 2024 upon the satisfaction of the applicable total shareholder return hurdles and relative total shareholder return threshold (the “Zaman PSA Shares”). The actual number of Zaman PSA Shares that will vest is not yet determinable. In addition, the actual number of Zaman PSA Shares that will be released to Mr. Zaman and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of the Zaman PSA Shares and is not yet determinable.
(2)    Includes up to 109,381 shares subject to Performance Stock Awards previously granted to Dr. Devgan that may vest and be released to Dr. Devgan during the period from August 25, 2023 to March 15, 2024 upon the satisfaction of the applicable total shareholder return hurdles and relative total shareholder return threshold (the “Devgan PSA Shares”). The actual number of Devgan PSA Shares that will vest is not yet determinable. In addition, the actual number of Devgan PSA Shares that will be released to Dr. Devgan and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of the Devgan PSA Shares and is not yet determinable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.01		The Registrant's Omnibus Equity Incentive Plan, as amended and restated.	DEF 14A	000-15867	Appendix A	March 22, 2023
31.01	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.02	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.01	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.02	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).					X
___________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 24, 2023	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	July 24, 2023	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer