Form 10-K
period 2023-12-31
CADENCE DESIGN SYSTEMS INC
filed 2024-02-14
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was approximately $63,740,000,000.
On January 31, 2024, approximately 272,239,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2024 Annual Meeting of Stockholders are incorporated by reference into Parts II and III hereof. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

PART I.

Item 1. Business
This Annual Report and the documents incorporated by reference in this Annual Report contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade control laws and regulations, conflicts in and around Ukraine, the Middle East and other areas of the world, volatility in foreign currency exchange rates, inflation and the rise in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings; restructuring actions and associated charges and benefits; pending acquisitions, accounting for acquisitions and integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in the “Proprietary Technology,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
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
Overview
Cadence® is a leading pioneer of electronic system design software and intellectual property (“IP”), building upon more than 35 years of computational software expertise. Since our inception, we have been at the forefront of technology innovation, solving highly complex challenges in the semiconductor and electronic systems industries. We are a global company that provides computational software, special-purpose computational hardware, IP and services to multiple vertical sectors including automotive, artificial intelligence (“AI”), aerospace and defense, high-performance and mobile computing, hyperscalers, wireless communication, industrial internet of things (“IIoT”) and life sciences. Our solutions are integrated and used in every stage of design creation, implementation, verification, analysis and signoff from chips to printed circuit boards (“PCBs”) to complete electromechanical systems.
Companies that design semiconductors and other electronic devices use our solutions to design, simulate, verify, signoff and manufacture every major type of semiconductor electronics including analog, mixed-signal, radio frequency (“RF”) and microwave devices, photonics, memory devices and digital chips for high-performance computing and AI, including central processing units (“CPUs”), graphics processing units (“GPUs”), neural processing units (“NPUs”), three-dimensional (“3D”) integrated circuit (“3D-IC”) and advanced package devices. These devices are used in multiple vertical sectors.
Companies that design system-level products cover a broad range of vertical sectors including automotive, aerospace and defense systems, networking and communication systems, high-performance computing, cloud infrastructure and data centers, medical systems and health and life sciences. These companies use our solutions to design, simulate, verify and manufacture complete system products with the electronics included.
Our offerings include software, hardware, services, and reusable IC design blocks, which are commonly referred to as IP. Our semiconductor customers use our offerings to design, configure, analyze, and verify integrated circuits (“ICs”). Additionally, customers license our IP, which accelerates their product development processes by providing pre-designed and verified circuit blocks for their ICs. Systems customers use our offerings to design, simulate, and verify the electro-thermal and physical functionality of their ICs, PCBs, and systems products. Some of our software offerings are used by pharmaceutical and biotech companies to help accelerate their drug discovery process.
Business Strategy
Our Intelligent System Design™ strategy allows us to deliver essential computational software, hardware and IP that our customers use to turn their design concepts into reality. Our customers include many of the world’s most innovative companies that design and build highly sophisticated semiconductor and electronic systems found in products used in everyday life. Our Intelligent System Design strategy allows us to quickly adapt to our customers' dynamic design requirements. We develop industry-leading computational software and hardware, generative AI, and digital twin algorithms to help solve their toughest challenges. Our software and services enable our customers to produce products that meet their critical business goals including time-to-market, costs and productivity while meeting growing global environmental concerns including sustainability and carbon emissions.

The creation of even the most seemingly simple electronic systems and products that people use every day is a complex process and requires many highly-trained engineers with various areas of specialized knowledge and skill sets. Our ability to deliver products that keep up with increasing complexity allows our customers to be successful in meeting their business goals and objectives.
Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). The pace of technical innovation in EDA has been driven by a concept known as Moore’s Law, which more than 50 years ago predicted that the complexity of ICs would double approximately every 18-24 months. Today, our offerings include and extend beyond EDA to enable computational software for Intelligent System Design across three layers as illustrated below—starting with semiconductor and silicon design excellence, followed by system innovation, and then pervasive intelligence.

Cadence Intelligent System Design Strategy
Computational software – Driving innovation across multiple domains
Consumer
Hyperscale
Mobile
Communications
5G
Automotive
Aero / Defense
Industrial
Life Sciences
PERVASIVE INTELLIGENCE
SYSTEM INNOVATION
DESIGN EXCELLENCE
• Generative AI enablement
• Large language models ("LLMs")
• Design and application co-Pilots
• System-level multiphysics – includes electromagnetic, thermal, mechatronics
• PCB, 3D-IC, high-speed RF design and analysis platforms
• System-level computational hardware digital twin
• Silicon design, verification and sign off
• Functional verification platform (computational hardware/digital twin)
• Enterprise intellectual property
Cloud Enabled – Partnerships with ecosystem leaders

The foundation of design excellence for semiconductors is essential for our customers to produce best-in-class technology for custom IC, digital IC design and signoff, simulation and functional verification, and leverages pre-built semiconductor IP. These tools, IP and associated services are specifically designed to meet the growing requirements of engineers designing increasingly complex chips across analog, digital and mixed-signal domains, and perform the associated verification tasks, including validation of low-level software running on a digital twin of the silicon model. This enables design teams to manage complexity and verification throughput without increasing their team size or extending the project schedule, while reducing technical risks.
The second layer of our strategy leverages our computational expertise, expanding our solutions into the physical analysis in system innovation. It includes tools and services used for system design of the packages that encapsulate the ICs, 3D-ICs and PCBs. Our technology covers system simulation analysis, including electromagnetic, electro-thermal, electromechanics, and other multiphysics analysis necessary as part of optimizing the full system’s performance, radio frequency (“RF”) and microwave systems, and embedded software. We also leverage our computational software expertise to life sciences by offering biosimulation solutions.
The third layer of our strategy addresses pervasive intelligence in new electronics. It starts with providing solutions and services to develop AI-enhanced systems and includes machine learning, deep learning and digital twin capabilities being added to the Cadence computational software and computational hardware portfolio to make IP and tools more automated and to produce optimized results faster. It also includes deploying generative AI techniques and LLMs to provide a rich set of co-pilots or design assistants to accelerate the design process.
Our software and special-purpose hardware products also support cloud access to address the growing computational needs of our customers.
Recent Acquisitions
Consistent with our Intelligent System Design strategy, we completed several acquisitions since the beginning of fiscal 2023 that we believe enhance our talent, our technology portfolio and our ability to pursue attractive opportunities in the markets we serve.

During the second quarter of fiscal 2023, we acquired Pulsic, Ltd., a provider of floorplanning, placement and routing of custom IC software. This acquisition enhances our existing generative AI capabilities in Virtuoso® Studio to solve advanced node challenges using intelligent AI-based physical design and virtual prototyping techniques.
During the third quarter of fiscal 2023, we acquired the Rambus SerDes and memory interface PHY IP assets from Rambus Inc. This acquisition broadens our enterprise IP portfolio in the design of AI, data center and hyperscale applications, as well as extends our expertise across multiple vertical sectors including automotive, aerospace and defense and consumer electronics, with the objective of providing broad subsystem solutions that meet the demands of our worldwide customers.
During the fourth quarter of fiscal 2023, we acquired Intrinsix Corporation, a wholly owned subsidiary of CEVA, Inc., and a provider of design engineering solutions focused on the U.S. aerospace and defense industry. This acquisition adds a highly skilled engineering team that has expertise in advanced nodes, radio frequency, mixed signal and security algorithms.
In January 2024, we acquired Invecas, Inc., a leading provider of design engineering, embedded software and system-level solutions. This acquisition adds a skilled system design engineering team with expertise in providing custom solutions across chip design, product engineering, advanced packaging and embedded software.
Business Drivers
Our products and services enable our customers to design complex and innovative semiconductor and electronic systems that are accelerated by the trends of semiconductor companies designing electrical systems, systems companies designing semiconductors, the hyper-convergence between electrical and mechanical systems and generative AI. Demand for our technology and expertise is driven by increasing complexity and our customers’ need to invest in new designs and products that are highly differentiated.
We believe the most promising new opportunities for us involve enabling the design of electronic systems for consumers, including digital twin, generative AI, augmented reality (“AR”), virtual reality (“VR”), IIoT, edge computing, hyperscale computing (including data center infrastructure), mobile, communications (including 5G networks), automotive, aerospace and defense, industrial subsystems, as well as the emerging opportunities in life sciences. Large and existing electronics categories, such as data center infrastructure, networking, mobile, smartphones and AI products, continue to provide business opportunities for us as customers initiate new design projects.
Underlying the requirements within any particular vertical sector is the availability of rapidly improving IC manufacturing technology. In order for our customers to take advantage of such advancements, some of our products need to first incorporate new capabilities such that they can exploit new manufacturing capabilities. This dependency means that we must invest significantly in product research and development (“R&D”) to keep pace with the latest manufacturing technology. The demand for new IC manufacturing technology directly impacts the demand for our newest products.
Another driver for our business is the differentiation, capabilities and benefits provided to our customers by our products. With the rapid pace of innovation comes the opportunity for our products to address growing key challenges associated with the design of electronic products, such as power consumption, performance, chip area and cost. Our products and services have differentiated attributes that our customers value. In general, these attributes can be grouped into broader categories such as quality of results (“QoR”) (in terms of power consumption, performance and chip area), engineering productivity, tool performance, manufacturing, reliability and faster time to market. Many of these attributes contribute to sustainability initiatives by enabling our customers to create innovative products that optimize power, space and energy.
Products and Product Categories
Our Intelligent System Design strategy enables our customers to address a broad range of challenges that arise as they develop electronic products. Our solutions are categorized according to the role they play in the electronic product design process. We group our products into categories related to major design activities, including custom IC design and simulation, digital IC design and signoff, functional verification, IP, and system design and analysis. All of our product categories have generative AI solutions that augment the core product offering.
Custom IC Design and Simulation
Our custom IC design and simulation offerings are used by our customers to create schematic and physical representations of circuits down to the transistor level for analog, mixed-signal, custom digital, memory and RF designs. These representations are verified using simulation tools optimized for each type of design, including the design capture environment, simulation and IC layout within the Virtuoso custom IC design platform. Other tools in the custom IC portfolio are used to prepare the designs for manufacturing.
The Virtuoso Advanced-Node Platform adds functionality to the base Virtuoso package to enable the use of 3D transistors (“FinFETs”), multi-patterning and other technologies required for advanced designs. The Virtuoso RF Solution addresses the challenges of RF design across chip, package and board. The Spectre® Simulation Platform provides large-scale verification simulation. The Virtuoso System Design Platform enables engineers to design and verify concurrently across the chip, package and board. The Virtuoso Studio platform is our generative AI solution for custom IC and mixed-signal design and simulation that enables additional productivity, automation and quality of results throughout the entire design flow.

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
Our logic design offering is comprised of logic synthesis, test and equivalence checking capabilities and is typically used by customers to create and verify designs in conjunction with our functional verification capabilities. The offering includes the Genus™ Synthesis Solution, a logic synthesis offering that provides fast throughput while also offering high quality results, and the Joules™ RTL Power Solution, which delivers fast power analysis while preserving near-signoff accuracy. We also offer the Cadence Modus DFT Software Solution, which reduces SoC design-for-test time.
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
Cadence Cerebrus™ is our generative AI solution that combines all elements of the full-flow IC through signoff that enables additional productivity, automation and improved quality of results throughout the entire design flow.
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
Our Verification Suite includes four primary verification engines, starting with the JasperGold® Formal Verification Platform and Xcelium™ Parallel Logic Simulation Platform, which are used in the early stages of design verification, often at the IP and subsystem level. Once the design is more mature, with early formal and simulation verification tasks performed, verification engineers deploy our Palladium® Enterprise Emulation Platform and Protium™ field programmable gate arrays (“FPGA”)-Based Prototyping Platforms for more comprehensive chip verification, often running low-level embedded software on top of a model of the chip, to ensure proper functionality before silicon manufacturing.
These engines are used for early bug detection, verification of block-level functionality, verification acceleration and emulation of system-level functionality, system-level power exploration, analysis and optimization, and system-level prototyping for hardware/software co-verification. Our Palladium platform provides high throughput, capacity, data center reliability and workgroup productivity to enable global design teams to develop advanced hardware-software systems. The Protium platform leverages a common front end with the Palladium environment to move designs rapidly from emulation to the prototyping stage, allowing for software development to begin weeks to months earlier than otherwise possible.
These engines are also supported by other verification tools that provide an environment that allows for effective verification throughput and management, including verification planning and metric tracking, testbench automation, debugging and software-driven tests, enabling our customers to coordinate verification activities across multiple verification engines, teams and locations for effective verification closure. Additionally, Verisium™ is our generative AI solution for multi-run verification that enables additional productivity, automation and quality of results throughout the entire verification flow.
IP
Our IP offerings consist of pre-verified, customizable functional blocks, which customers integrate into their ICs to accelerate the development process and to reduce the risk of errors in the design process. We offer many types of IP, including Tensilica® configurable digital signal processors (“DSPs”), vertically targeted subsystems for AI, audio/voice, baseband and vision/imaging applications, controllers and physical interfaces for standard protocols and analog IP. Our design IP portfolio includes solutions for high speed SerDes, peripheral component interconnect (“PCI”), USB and many other standards.
We also offer a broad range of Verification IP (“VIP”) with memory models, which model the expected behavior of many industry-standard protocols when used with verification solutions and are complementary to our design IP offerings. Our VIP and accelerated VIP are used with our full suite of functional verification engines to emulate and model the expected behavior and interaction of standard industry system interface protocols including DDR, USB and PCI Express® in silicon. Our customers also use our System VIP offerings to perform full system-level chip verification.

System Design and Analysis
Our system design and analysis offerings are used by our customers to develop PCBs and advanced IC packages and to analyze electromagnetic, electro-thermal and other multiphysics effects.
The capabilities in the Allegro® System Design Platform include PCB authoring and implementation, IC package and system-in-package design, signal and power integrity analysis, and PCB library design management and collaboration. The need for compact, high-performance mobile, consumer and automotive design with advanced serial interconnect is driving the technological evolution for our PCB offerings. For mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings, which are primarily marketed worldwide through a network of resellers.
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
Our Fidelity™ CFD Software expands our ability to meet the growing design challenges of electronic and systems companies. Fidelity CFD is a physics-based analysis solution for mechanical design and complements the electronic system analysis portfolio. Our comprehensive suite of computational fluid dynamics (“CFD”) solutions enables our customers to extend their multiphysics analysis workflows to address simulation and analysis challenges for applications such as aerodynamics, hydrodynamics, propulsion, turbomachinery, heat transfer and combustion.
Our Millennium™ Multiphysics Enterprise Platform is an industry-first turnkey AI-enabled digital twin. Millennium M1 is the first release and overcomes traditional CFD speed/accuracy and compute resource limitations with a combination of GPU resident CFD solvers such as Fidelity LES for large eddy simulations (“LES”) and scalable high-performance hardware.
Augmenting all our multiphysics analysis solutions is Optimality™ Intelligent System Explorer, an industry-first generative AI-driven multiphysics optimization solution that enables additional productivity, automation and quality of results throughout the entire analysis flow. Optimality Explorer breaks through the limitations of the conventional human-intensive optimization process and is designed to produce the optimal system design solution expeditiously and without compromising accuracy.
An additional AI digital twin solution of our Data Center Design and Insight Platform brings physics-based design and analysis to the data center sector for performance-aware design and operational planning. Data center professionals can future-proof designs and assess operational decisions with this digital twin and empower designers, owners and operators to address the need for reliability, capacity and energy efficiency.
We also offer molecular modeling and simulation solutions obtained through our acquisition of OpenEye Scientific Software in fiscal 2022. These solutions and services are used by a wide range of organizations in the pharmaceutical and biotechnology sectors to accelerate the drug discovery process and make more informed decisions in the development of new therapeutics.
Product Arrangements
We primarily license our software using time-based licenses. Our time-based license arrangements offer customers the right to access and use all of the products delivered at the outset of an arrangement and updates throughout the entire term of the arrangement, which is generally two to three years, with no rights to return. Our updates provide continued access to our evolving technology as our customers’ designs migrate to more advanced nodes. In addition, certain time-based license arrangements include the right for the customer to remix among the products delivered at the outset of the arrangement and use unspecified additional products that become commercially available during the term of the arrangement.
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
We offer engineering services to collaborate with our customers in the design of complex ICs and the implementation of key design capabilities, including low power design, IC packaging and board design, functional verification, digital implementation, analog/mixed-signal design and system-level design. The customers for these services primarily consist of semiconductor and systems companies developing products for the consumer, hyperscale computing, 5G communications, mobile, automotive, aerospace and defense, industrial and life science vertical sectors. These ICs range from digital SoCs and analog and RF designs to complex mixed-signal ICs.
The Cadence Cloud portfolio, consisting of Cadence-managed and customer-managed environments for electronic product and life sciences companies using the scalability of the cloud, continues to expand, with additional cloud-based and software as a service (“SaaS”) products added or under development in fiscal 2023, including cloud-based platforms for e-commerce and molecular sciences. Contractual arrangements with customers for both environments are generally time-based, similar to the on-premises software license arrangements described above and may also include usage-based terms.
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

	2023		2022		2021
	(In millions, except percentages)
Product and maintenance	$3,834	94%	$3,340	94%	$2,813	94%
Services	256	6%	222	6%	175	6%
Total revenue	$4,090		$3,562		$2,988
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
The remainder of our revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of emulation and prototyping hardware and individual IP licenses. The percentage of our recurring and up-front revenue is impacted by delivery of hardware and IP products to our customers in any single fiscal period.

For additional information and analysis on our revenue, including revenue by geography, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2023 results of operations and our financial position as of December 31, 2023, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. We have elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $6.0 billion as of December 31, 2023, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of December 31, 2023, we expected to recognize 56% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 39% over the next 13 to 36 months and the remainder thereafter.
Marketing and Sales
We generally market our products and provide services to existing and prospective customers through a direct sales force consisting of salespeople and applications engineers. Applications engineers provide technical pre-sales and post-sales support for our products. Due to the complexity of many of our products and the system design process, the sales cycle is generally long, requiring up to six months or longer. During the sales cycle, our direct sales force generally provides technical presentations, product demonstrations and support for on-site customer evaluation of our solutions. We also promote our products and services through advertising, marketing automation, trade shows, public relations and the internet. We selectively utilize value-added resellers to broaden our reach and reduce cost of sales. Our OrCAD products and certain Allegro products are primarily marketed through these channels. With respect to international sales, we generally market and support our products and services through our subsidiaries. We also use a third-party distributor to license our products and services to certain customers in Japan.
Research and Development
Our future performance depends on our ability to innovate, commercialize newly developed solutions and enhance and maintain our current products. The primary areas of our R&D align with our product categories discussed above. We must continuously adapt our products to solve new or increased physics challenges that arise with each successive process node and address the increase in complexity that is introduced by the resulting much larger designs. We must also keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect to continue to make significant investments in R&D.
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
Governmental Regulations
We are subject to a variety of federal, state, local and foreign laws and regulations relating to our business and operations. These include, but are not limited to, laws and regulations related to trade controls, anti-corruption and anti-bribery, and data privacy and data protection, as well as antitrust, competition, employment, income taxes and the environment.

•Trade controls. We are subject to laws and regulations in the United States and other jurisdictions concerning the sale, shipment and transmission of our products and technology outside the United States and to foreign nationals, including tariffs, trade protection measures, import or export licensing requirements, sanctions and other trade regulations. U.S. Export Administration Regulations include “Entity List” and “Unverified List” restrictions imposed by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“DOC”). BIS frequently adds entities to the Entity List and the Unverified List, some of which have been Cadence customers. BIS also issues new rules and regulations from time to time. In 2022, BIS issued new restrictions concerning advanced node IC production in China and other countries and extended controls to additional technologies, including electronic computer-aided design software specially designed for the development of ICs with Gate-All-Around Field-Effect Transistor structure. Trade regulations limiting or banning sales into certain countries or to certain companies have impacted our ability to transact business in certain countries and with certain customers. Future trade regulations may also impact our ability to transact business with certain customers and in certain countries and may restrict certain non-U.S. person employees from performing their duties at Cadence without first obtaining appropriate authorization if their duties involve an export, reexport, or transfer of export-controlled technology.
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
Competition
We compete most frequently with Synopsys, Inc., Siemens EDA, and ANSYS, Inc., and also with numerous other tools providers, electronics device manufacturers with their own EDA capabilities, technical or computational software companies, electronics design and consulting companies and other IP companies. These include U.S. based companies such as Keysight Technologies, Inc., Schrödinger, Inc. and CEVA, Inc. and foreign companies such as Altium Limited (Australia) and Zuken Ltd. (Japan) and emerging competitors in China like Huada Empyrean, Xpeedic, X-EPIC, Primarius Technologies, Univista and Giga-DA. Some of our competitors have made or may make acquisitions and/or have entered or may enter into partnerships or other strategic relationships which may alter their ability to compete with us.
Certain competitive factors in the engineering services business differ from those of the products businesses. While we compete with other computational software companies in the engineering services business, our principal competitors in this area include independent engineering service businesses. Many of these companies are also customers, and therefore use our product offerings in the delivery of their services or products.
For more information on risks related to competitive factors affecting our business, see the relevant discussions throughout Item 1A, “Risk Factors.”
Human Capital Resource Management
Our future success is inextricably linked to our ability to attract, retain and develop exceptional talent globally. To facilitate talent attraction and retention, we invest in key initiatives including, but not limited to, furthering diversity, equity and inclusion, physical and mental health, and talent development. To measure engagement and collect feedback from our employees, we administer regular employee engagement surveys. Our core cultural tenet is “One Team – One Cadence,” highlighting that seamless teamwork is critical to making Cadence a great place to work for all.
We believe that a high-performing, inclusive culture is a competitive differentiator and crucial to our business' success. Cadence leaders are tasked with creating and sustaining our culture and therefore, they are measured on their contributions to diversity, equity and inclusion, attraction, development and engagement of high-caliber talent, and advancing our sustainability objectives.
Employees
We believe our employees represent the best and brightest in our industry, and the talent we select to be a part of our team defines our culture and success. As of December 31, 2023, we had approximately 11,200 employees. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in engineering roles.

Diversity, Equity and Inclusion
We believe that workforce diversity, equity and inclusion advance high performance and innovation. We recognize that gender and racial disparities remain a challenge in the technology field, and with a high proportion of technical employees, we are focused on addressing this issue and have appointed executive sponsors to drive this focus throughout our company. Some of our current programs and initiatives aimed at addressing this issue include:
•Regular monitoring of the diversity of our current workforce and candidate pool, with an aim to identify and address areas where we can improve.
•Partnerships with organizations such as National Society of Black Engineers, Society of Hispanic Professional Engineers, Out in Tech, National GEM Consortium and Society of Women Engineers and similar university programs to advance our efforts in outreach, engagement, and inclusion.
•Development programs at Cadence including our IMPACT mentorship program which gives early career women, and U.S. Black and Latinx employees an opportunity to choose a meaningful mentor based on their career goals.
•Training and resources for managers, such as inclusive leadership training.
•Inclusion groups for Black, Latinx, Asian American and Pacific Islanders, LGBTQ+, veterans, women employees, employees who are neurodivergent or disabled and allies which host networking events to foster dialogue and promote awareness.
Health, Safety and Wellness
We strive to create a safe and rewarding environment to enable our employees to develop the innovations necessary for our sustained success.
With the aim of providing for both the physical and mental health of our employees, we offer a variety of benefits that go beyond traditional health insurance. Our U.S. health and well-being benefits include fertility benefits, coverage for transgender employees undergoing medical treatment, expanded new parent leave, adoption and surrogacy benefits, financial planning and coaching services and legal services. We also provide training and tools for stress management, time management, conflict resolution and emotional well-being.
Compensation and Benefits
To inspire and recognize our employees, we offer what we believe are competitive compensation and benefits programs. Our compensation programs link employee compensation to our business and individual performance. We also offer a semi-annual bonus program, 401(k) match, Employee Stock Purchase Plan and equity compensation. In addition, our employees are eligible to receive monetary awards from their colleagues through our peer-to-peer recognition program.
Talent Development
To help employees succeed in their current roles, pursue their passions and develop the skills necessary for advancement, we provide formal training programs and curriculums in addition to on-the-job training. Our high performance culture platform provides our employees with valuable resources such as a comprehensive online Learning Management program with training and development tools on a broad range of topics and skills. We also offer tuition reimbursement opportunities to employees to further hone their skills.
Social Impact and Community Outreach
We believe it is important to create meaningful opportunities for employees to connect and contribute to their communities. We provide paid volunteer time off, charitable contribution matching, company-wide volunteer campaigns, international service immersion projects and grants to employees who are giving back to their communities.
The Cadence Giving Foundation, established in 2021, is committed to providing Cadence employees and others a means through which to carry out their volunteer activities as well as making an impact on our focus areas of environmental sustainability and climate change, diversity, equity and inclusion, and science, technology, engineering and math (“STEM”) education. This is accomplished through various means, including grant making and partnerships with non-profit organizations committed to addressing these issues. We also make charitable contributions consisting of Cadence technology product donations.
Corporate Responsibility
We believe that, in general, the best and brightest talent is inclined to build a career with a responsible organization that positively impacts society. We recognize that climate change is one of the greatest challenges of our time. We are focused on doing our part to contribute to the health of the planet by actively investing in initiatives to reduce our environmental footprint. We encourage you to review our 2022 Environmental, Social, and Governance ("ESG") Report available through our website, and our 2023 ESG Report when released, for more information on our ESG targets, initiatives and progress. The contents of our ESG Reports are not part of or incorporated by reference into this Annual Report.

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
Fiscal Year End
Historically, our fiscal years were 52- or 53-week periods ending on the Saturday closest to December 31. During fiscal 2022, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective beginning with our 2023 fiscal year, which began on January 1, 2023. Both fiscal year 2022 and 2021, which are included in this report for comparative purposes, represent 52-week periods. Our first three fiscal quarters end on March 31, June 30, and September 30.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information regarding our executive officers as of February 13, 2024:

Name	Age	Positions and Offices
Anirudh Devgan	54	President and Chief Executive Officer
John M. Wall	53	Senior Vice President and Chief Financial Officer
Thomas P. Beckley	66	Senior Vice President and General Manager of the Custom IC and PCB Group
Paul Cunningham	46	Senior Vice President and General Manager of the System Verification Group
Karna Nisewaner	49	Senior Vice President, General Counsel and Corporate Secretary
Chin-Chi Teng	58	Senior Vice President and General Manager of the Digital and Signoff Group
Neil Zaman	55	Senior Vice President and Chief Revenue Officer
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
JOHN M. WALL has served as Senior Vice President and Chief Financial Officer of Cadence since October 2017. From June 1997 to October 2017, Mr. Wall held several positions at Cadence, most recently as Corporate Vice President and Corporate Controller from April 2016 to October 2017, Vice President, Finance and Operations, Worldwide Revenue Accounting and Sales Finance from 2015 to 2016 and Vice President, Finance and Operations, EMEA and Worldwide Revenue Accounting from 2005 to 2015. Mr. Wall has an NCBS from the Institute of Technology, Tralee and is a Fellow of the Association of Chartered Certified Accountants.
THOMAS P. BECKLEY has served as Senior Vice President and General Manager of the Custom IC and PCB Group of Cadence since 2018. From September 2012 to September 2018, Mr. Beckley served as Senior Vice President, Research and Development of Cadence. From April 2004 to September 2012, Mr. Beckley served as Corporate Vice President, Research and Development of Cadence. Prior to joining Cadence, Mr. Beckley served as President and Chief Executive Officer of Neolinear, Inc., a developer of auto-interactive and automated analog/RF tools and solutions for mixed-signal design that Cadence acquired in April 2004. Mr. Beckley has a B.S. in mathematics and physics from Kalamazoo College and an M.B.A. from Vanderbilt University.
PAUL CUNNINGHAM has served as Senior Vice President and General Manager of the System Verification Group of Cadence since March 2021. From August 2011 to March 2021, Dr. Cunningham held several positions at Cadence, most recently as Corporate Vice President of the System Verification Group beginning January 2018. Prior to joining Cadence, Dr. Cunningham was co-founder and Chief Executive Officer of Azuro, Inc., a clock concurrent optimization company, that Cadence acquired in July 2011. Dr. Cunningham has an M.A. and Ph.D. in computer science from the University of Cambridge in the United Kingdom.
KARNA NISEWANER has served as Senior Vice President, General Counsel and Corporate Secretary of Cadence since February 2024. From May 2011 to February 2024, Ms. Nisewaner held several positions at Cadence, most recently as Corporate Vice President, General Counsel and Corporate Secretary beginning in September 2022. Prior to joining Cadence, Ms. Nisewaner held in-house counsel roles at Intuit from 2007 to 2011 and IBM from 2003 to 2007. Ms. Nisewaner was in private practice focused on IP at Finnegan, Henderson, Farbow, Garrett, and Dunner, LLP from 2001 to 2003. Ms. Nisewaner has a B.S.E. in civil engineering and operations research from Princeton University and a J.D. from UCLA School of Law.
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
NEIL ZAMAN has served as Chief Revenue Officer of Cadence since October 2020 and as Senior Vice President, Worldwide Field Operations since September 2015. From October 1999 to September 2015, Mr. Zaman held several positions at Cadence, most recently as Corporate Vice President, North America Field Operations. Prior to joining Cadence, Mr. Zaman held positions at Phoenix Technologies Ltd., a developer of core system software, and IBM Corporation, a technology and consulting company. Mr. Zaman has a B.S. in finance from California State University, Hayward.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the sections below, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand for our products and services, reputation and the trading price of our common stock, and make an investment in us speculative or risky. The following does not summarize all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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
As we continue to expand our IP offerings, a portion of the revenue related to our IP bookings will be deferred until we complete and deliver the licensed IP to our customers. As a result, costs related to the research and development of IP may be incurred prior to the recognition of the related revenue.
Revenue related to our hardware and IP products is inherently difficult to predict because sales of our hardware and IP products depend on the commencement of new projects for the design and development of complex ICs and systems by our customers, our customers’ willingness to expend capital to deploy our new and existing hardware or IP products in those projects and the availability of our new and existing hardware or IP products for delivery. Therefore, our hardware or IP sales may be delayed or may decrease if our customers delay or cancel projects because their spending is constrained or if there are problems or delays with the supply, delivery or installation of our hardware or IP products or our hardware suppliers. Moreover, the market environment for hardware and IP is highly competitive, and our customers may choose to purchase a competitor’s hardware or IP product based on cost, performance or other factors. These factors may result in lower revenue, which would have an adverse effect on our business, results of operations and cash flows.
A substantial proportion of our software licenses yield revenue recognized over time, which may make it difficult for us to rapidly increase our revenue in future fiscal periods and means that a decrease in orders in a given period would negatively affect our revenue in future periods.
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
Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business and reduce our bookings levels and revenue.
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

Uncertainty caused by the recent challenging global political and economic conditions, including the effects of the rise in inflation and interest rates, bank failures, U.S. deficit concerns, the Russian invasion of Ukraine and the conflict in the Middle East, adverse changes to international relationships among countries in which we or our customers operate or do business, protectionist measures or decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures and protracted U.S. federal debt ceiling negotiations, or concerns or speculation about any similar events or risks, have led and could lead to further credit downgrades and market-wide liquidity problems, which in turn may cause customers and other third parties to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Public health emergencies, like the COVID-19 pandemic, and reactionary measures by governments and businesses have also had, and could in the future have, the effect of curtailing economic activity and causing substantial volatility and disruption in global markets. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenue and financial results.
There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. A significant disruption in any area where we or our customers operate or do business could reduce customer demand, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations. For example, the ongoing geopolitical and economic uncertainty between the United States and China, where we have derived an increased percentage of our revenue, the unknown impact of current and future U.S. and Chinese trade regulations, and geopolitical risks with respect to Taiwan, which serves as a central hub for the technology industry supply chain, could, directly or indirectly, materially harm our business, financial condition and results of operations.
Our future business and financial results, including demand for our products and services, are subject to considerable uncertainties that could impact our stock price. If economic conditions or international relationships among countries in which we do business deteriorate, or, in particular, if semiconductor or electronics systems industry revenues do not grow, including as a result of a global semiconductor shortage, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, or our supplies of hardware components and products are subject to problems or delays, we may be adversely affected. Further, political or economic conflicts between various global actors, and responsive measures that have been or could be taken, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in global markets as well as a variety of other laws and regulations.
We must comply with regulations of the United States and of certain other countries in selling or shipping our products and transferring our technology outside the United States, to foreign nationals (including foreign nationals within the United States) or across borders. Changes in these regulations or restrictions due to changes in trade relationships with the United States, including new tariffs, trade protection measures, import or export licensing requirements, sanctions, trade embargoes and other trade barriers, could harm our business, operating results and financial condition.
For example, the BIS maintains and frequently updates the “Entity List,” which limits our ability to deliver products and services to these entities, some of which are our customers. When customers are on the Entity List or are subject to new or expanded trade restrictions, such as the recent implementation of controls on advanced computing ICs, computer commodities that contain such ICs, and certain semiconductor manufacturing items, as well as controls on transactions involving items for supercomputer and semiconductor manufacturing end-users, it has a negative effect on our ability to sell products and provide services to these customers. In addition, the issuance of new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rule, the foreign-produced direct product rules, or any other rule that prevents a class of commodities, software or technology from export to any specific country or countries without a license, could increase our costs or expenses. Anticipated or actual changes in trade restrictions could also affect customer purchasing behaviors. Entity List restrictions and other trade restrictions may also encourage customers to seek substitute products from our competitors, including a growing class of foreign competitors and open source alternatives, that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In particular, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China. In addition, although customers on the Entity List are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them (in compliance with applicable law), the credit risks associated with outstanding receivables from customers on the Entity List – including receivables from anti-piracy enforcement efforts and litigation settlements – and other trade restrictions could increase.
We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer, technology, country or region or the long-term effects on our business or our customers’ businesses. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that a country-specific export control may limit or prevent our employees who are nationals of the restricted country from performing their duties unless a license can be obtained. Additionally, our business may also be impacted by other trade restrictions that may be imposed by the United States, China, or other countries. Restrictions on our ability to sell and ship our products to customers on the Entity List have had, and may continue to have, an adverse effect on our business, results of operations or financial condition.
Failure to obtain export licenses when required or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. Although we have implemented risk-based policies and procedures that are reasonably designed to comply with all applicable trade restrictions, we and governmental authorities have had and may in the future have reason to inquire into particular sales. Specifically, in February 2021, we received an administrative subpoena from BIS requesting the production of records in connection with certain sales to our customers in China. In November 2023, we received a related subpoena from the U.S. Department of Justice (“DOJ”) that also requested information regarding our business activity in China. We have been and will continue cooperating with BIS and DOJ in responding to the subpoenas and their ongoing reviews. These matters are subject to uncertainties and the outcomes of these and other proceedings that may occur are difficult to predict. The laws and policies of the United States and other countries in this area are evolving and changing, and we have experienced and may continue to experience challenges in complying with new rules as they become effective. The application and interpretation of these laws and policies can also be uncertain and change over time, and we may need to adjust our policies and procedures accordingly. Any failure or alleged failure to comply with these laws and policies could have negative consequences, including significant legal costs, government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our operations, reputation and financial condition.
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
As we continue to acquire and invest in companies or technologies, we may not realize the expected business or financial benefits and these acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
As part of our business strategy, we invest in, and acquire complementary businesses, joint ventures, services and technologies and IP rights, some of which may be material to our financial condition and operating results. We continue to engage in investments and acquisitions and evaluate such opportunities and expect to continue to make such investments and acquisitions in the future. There can be no guarantee that we will be able to find and identify desirable investment or acquisition targets, and we may not be successful in entering into an agreement with any particular target.
Acquisitions and other transactions, arrangements and investments involve numerous risks and potential operating difficulties and expenditures, including:
•    the failure to realize, or a delay in realizing, anticipated benefits or synergies, including as a result of any conditions placed upon approvals from governmental authorities;
•the failure to complete transactions on a timely basis or at all, including due to a failure to obtain required approvals on a timely basis, or at all, from governmental authorities;
•    potential identified or unknown security vulnerabilities in acquired companies, technologies or products that expose us to additional security risks or delay our ability to integrate them into our organization and offerings;
•    brand or reputational harm;
•    in the case of acquisitions with large greenhouse gas emissions, the failure or perceived failure to achieve our publicly disclosed greenhouse gas emissions reduction target;
•    the failure to understand, compete and operate effectively in markets where we have limited experience or where competitors may have stronger market positions;
•    the failure to integrate, combine or manage acquired products, infrastructure, technologies and businesses effectively or to obtain customer acceptance of multiple platforms on a temporary or permanent basis;
•    difficulties in integrating and assimilating acquired employees, which may lead to retention risk with respect to both acquired and existing employees;
•    the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•    diversion of financial resources and management’s attention from day-to-day business;

•    overlapping customers and product sets that impact our ability to maintain revenue at historical rates;
•    unanticipated costs or assumed liabilities, including those related to an acquired company's disclosure controls and procedures, internal control over financial reporting, cybersecurity and other compliance programs, whether discovered during due diligence or thereafter;
•    contingent payments in connection with acquisitions in the future where we may be required to make certain contingent payments without deriving the value we expect to derive from an acquisition in excess of such payments or at all;
•    unwillingness of customers, suppliers or other business partners of an acquired business to continue licensing or do business with us, or delays in such activities;
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
•    additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations; and
•    the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities
Any of these risks could harm our business or negatively impact our results of operations. In addition, to facilitate acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, if we finance acquisitions or investments by issuing equity or convertible securities, or use such securities as consideration, our existing stockholders may be diluted. If we finance acquisitions or investments through debt financing, we could face constraints related to the terms (including restrictive covenants) of, and repayment obligation related to, the incurrence of indebtedness. Acquisitions or investments may also require the expenditure of substantial cash resources. These arrangements may impact our liquidity, financial position and results of operations or increase dilution of our stockholders’ equity interests in the company, all of which could adversely affect the market price of our common stock. Acquisitions are also often dilutive to margins and earnings, at least initially. In addition, in certain cases we may be required to consolidate one or more of our strategic investee's financial results into ours. Fluctuations in any such investee's financial results, due to general market conditions, bank failures or otherwise, could negatively affect our consolidated financial condition, results of operations, cash flows or the price of our common stock.
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may be impaired by trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. The United States and several other countries have adopted, or are considering adopting, restrictions on transactions involving foreign investments. Antitrust authorities in the United States and a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
We could suffer serious harm to our business because of the infringement or misappropriation of our IP rights by third parties.
There are numerous patents relating to our business and ecosystem. New patents are being issued at a rapid rate and are owned by computational software companies as well as entities and individuals outside the computational software field, including parties whose income is primarily derived from infringement-related licensing and litigation. It is not always practicable or possible to determine in advance whether a product or any of its components infringes the patent rights of others. As a result, from time to time, we have been and may continue to be compelled to respond to IP infringement claims to protect our rights or defend a customer’s rights consistent with the terms of our license agreements.
IP infringement and misappropriation claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, operating results and financial condition.
IP claims or litigation has compelled and could compel us to do one or more of the following:
•pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods);
•stop licensing products or providing services that use the challenged IP and potentially refund customers;
•obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms; or
•redesign the challenged technology, which could be time consuming and costly, or impossible.
If we were compelled to take any of these actions, our business, reputation and operating results might suffer.

We rely on our proprietary technology, as well as software and other IP rights licensed to us by third parties, and we cannot assure that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such IP rights from third parties.
Our success depends, in part, upon our proprietary technology and our ability to secure, protect and enforce our IP rights in our proprietary technology. We generally rely on a combination of patent, copyright and trademark law, trade secret protection and confidentiality or licenses agreements with our employers, contractors, customers, business partners and others to establish and protect our proprietary rights in technology and products. Despite the precautions we may take to protect our IP rights, from time to time third parties challenge, invalidate or circumvent these safeguards. Our patents and other IP rights may not provide us with sufficient competitive advantages. Patents may not be issued on any of our pending applications and our issued patents may not be sufficiently broad to protect every feature of our technology. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill, and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States, and we may encounter difficulties in our attempts to protect our IP in foreign jurisdictions, particularly with respect to trade secret rights and including as a result of impacts from changes in international trade relationships. The protection of our IP may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our IP may not adequately protect our rights, or deter or prevent third parties from infringing or misappropriating our proprietary rights. Litigation brought to protect and enforce our IP rights could be costly, time consuming and distracting to management. Furthermore, our efforts to enforce our IP rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our IP rights, which could result in the impairment or loss of portions of our IP rights.
Many of our products include software or other IP licensed from third parties. We may have to seek new or renew existing licenses for such software and other IP. Our engineering services business holds licenses to certain software and other IP owned by third parties, including that of our competitors. In addition, we use open source software in our products, and due to uncertainties regarding the interpretation of open source software licenses, there is a risk that our use of open source software is inconsistent with what the copyright owners had intended, which could lead to disputes and enforcement actions, including demands that we release applicable source code, and we may be forced to re-engineer our products or incur additional costs to replace the affected open source software. Our failure to obtain third party software, other IP licenses or other IP rights that are necessary or helpful for our business on favorable terms, or our need to engage in litigation over these licenses or rights, could seriously harm our business, operating results or financial condition. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.
We may not realize opportunities presented by AI and may incur reputational and financial harm and liability as a result of issues in the development and use of AI.
We are making significant investments in AI initiatives, including building out our generative AI platform and applications, to enable our customers to optimize their products’ performance, increase the productivity of their design teams and workflows and develop AI solutions themselves. AI technologies are complex and rapidly evolving, and we face significant competition from other companies. Moreover, the long-term trajectory of this technological trend is unknown. If we fail to develop and timely offer such products or keep pace with the product offerings of our competitors, or if demand for such products does not grow as anticipated, our business could be adversely affected. We may incur significant costs, resources, investments, delays and not achieve a return on investment or capitalize on opportunities presented by AI.
The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation or financial results. Existing laws and regulations may apply to us or our customers in new ways, and new laws and regulations may be instituted, the effects of which are difficult to predict. The IP ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies into our products and services may result in exposure to claims of copyright infringement or other IP misappropriation. In addition, the rapid evolution of AI technologies requires the application of resources to help ensure that AI is implemented responsibly in order to minimize unintended, harmful impact. If the development or use of AI technologies by us or our customers draws controversy due to perceived or actual impact on human rights, IP, privacy, security, employment, the environment or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability.
Cyberattacks that compromise the confidentiality, integrity or availability of our or our third-party providers' information technology systems or confidential information could materially harm our business, reputation and financial condition.
We rely on hardware, software, digital infrastructure and computing networks for both internal and customer-facing operations that are critical to our business (collectively, "IT Systems"). We own and manage certain IT Systems but also rely on third parties for IT Systems and related products and services, including cloud computing. In addition, we and certain third-party providers collect, maintain and process data about our customers, employees, business partners and others, including personally identifiable information, as well as proprietary data such as trade secrets (collectively, "Confidential Information").

We face numerous, evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, Confidential Information, products and services, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and malicious insiders, as well as through diverse attack vectors, such as social engineering (including phishing), malware (including ransomware) and denial-of-service attacks, and due to human or technological error, such as misconfigurations, “bugs” or other vulnerabilities in software or hardware. We have experienced cyberattacks and other security breaches in the past and will continue to experience varying degrees of attacks and incidents in the future.
A significant cyberattack on our or a third-party provider’s IT Systems could result in any or all of the following: compromise to our Cadence Cloud portfolio, which includes both our managed and customer-managed environments, and our data centers and those of our customers and end users; corruption or stealing of Confidential Information such as proprietary information related to our business, products, services and infrastructure or personally identifiable information; manipulation or stealing of financial data and assets; and/or disruption of our systems and services and those of our customers and others. Breaches of our security measures and vulnerabilities in our or third-party IT Systems or products or services expose us to a risk of loss or misuse, loss of financial assets, business interruption, regulatory investigations, litigation and other potential liability. There can be no assurance that our cybersecurity risk management strategy, program, policies, processes and controls will be fully implemented, complied with or effective in protecting any systems or information.
Techniques used to obtain unauthorized access or to sabotage information systems change frequently and include zero-day software vulnerabilities that are unknown until exploited by threat actors. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent controls, evade detection and remove forensic evidence. As a result, we may be unable to promptly or effectively detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. Furthermore, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or less sophisticated security measures, which exposes us to increased cybersecurity, operational and financial risk. Moreover, hardware, software or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other vulnerabilities and be susceptible to hacking or misappropriation. In addition, certain of our third-party vendors use cloud storage of information as part of their services and product offerings, creating risk of misappropriation of our Confidential Information by third parties.
In the event of an actual or perceived breach of our security, or a vendor's security, the market perception of the effectiveness of our security measures could be harmed, legal or regulatory actions could be initiated against us and we could suffer damage to our reputation or our business, or lose existing customers and our ability to obtain new customers (including government customers), incur significant restoration, remediation and compliance costs, or suffer harm to our financial condition. The loss, misuse or theft of personal data collected, used, stored or transferred by us, vendors or other third parties in the course of running our business could result in business or financial harm, damage to our reputation and legal or regulatory proceedings. Also, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Risks associated with our international operations could adversely impact our financial condition.
A significant amount of our revenue is derived from our international operations, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations are subject to a number of risks, including:
•trade restrictions, including tariffs, export or import regulations, sanctions or other trade barriers, including licensing requirements for exports, which may lengthen sales cycles or restrict or prohibit the sale or licensing of certain products;
•country-specific export controls could impact our employees who are nationals of the restricted country, preventing these foreign nationals from performing their technology-focused roles which may slow our pace of innovation and/or impact our ability to service customers unless an export license is granted;
•limitations on repatriation of earnings and on the conversion of foreign currencies;
•reduced protection of IP rights and heightened exposure to IP theft;
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
•variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or devaluation of the U.S. dollar relative to other currencies; and
•public health emergencies and related public health measures, such as the COVID-19 pandemic, including restrictions on travel between jurisdictions in which we and our customers and suppliers operate.

Some of our international research and development and other facilities are in parts of the world where there is a greater risk of business interruption as a result of political instability, terrorist acts or military conflicts than businesses located domestically. Damage to or disruptions at our international research and development facilities could have a significant adverse effect on our ability to develop and improve products. We are not insured for losses or interruptions caused by acts of war, among other exclusions. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity or operations, such as cyber hacking, computer system viruses, natural disasters, public health emergencies, civil unrest or terrorism, could significantly harm our business operations.
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
Fluctuations in the exchange rate between the U.S. dollar and other currencies could seriously affect our business, operating results and financial condition, including due to inflation, devaluations and currency controls. If we price our products and services in a non-U.S. market in the local currency, we receive fewer U.S. dollars when the local currency declines in value relative to the U.S. dollar. If we price our products and services in a non-U.S. market in U.S. dollars, a decrease in value of the local currency relative to the U.S. dollar could result in our prices being uncompetitive in that market. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency, which increases our payroll costs and other operating expenses in that region. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars.
We depend upon our management team and key employees, and our failure to attract, train, motivate and retain management and key employees may make us less competitive and therefore harm our results of operations.
Our business depends upon the continued services, efforts and abilities of our senior management and other key employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. Further, increased uncertainty regarding social, political and immigration policies in the United States and abroad may make it difficult to recruit employees with adequate experience; and governmental policies resulting in increased funding of domestic technology companies, such as China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030, has caused and may continue to cause difficulty in retaining and attracting local talent. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in training, retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, particularly as we transition employees back to the office generally three times a week based on our hybrid work model, and hiring and training of new employees may be adversely impacted by global economic uncertainty. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
A significant portion of our cash is held and generated outside of the United States, and if our cash available in the United States is insufficient to meet our requirements in the United States, we may be required to raise cash in ways that could negatively affect our financial condition, results of operations and the market price of our common stock.
We have substantial cash requirements in the United States and significant operations outside the United States. As of December 31, 2023, approximately 55% of our cash and cash equivalents balance was held by subsidiaries outside the United States. We cannot accurately predict the full impact that evolving macroeconomic and geopolitical conditions may have on our cash flows. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) has reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash is insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
The long sales cycle of our products and services may cause our operating results to fluctuate unexpectedly.
Generally, we have a long sales cycle that can extend up to six months or longer. The complexity and expense associated with our products and services generally require a lengthy customer education, evaluation and approval process. Consequently, we may incur substantial expenses and devote significant management effort and expense to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities. In addition, sales of our products and services have been and may in the future be delayed if customers delay approval or commencement of projects because of the timing of customers’ competitive evaluation processes or customers’ budgetary constraints and budget cycles. Long sales cycles for hardware products subject us to a number of significant risks over which we have limited control, including insufficient, excess or obsolete inventory, variations in inventory valuation and fluctuations in quarterly operating results. In addition, if our customers build elevated inventory levels, we could experience a decrease in short-term and/or long-term demand for our hardware products. Further, economic conditions, including economic downturn and rising inflation, may have a delayed impact on our results and financial condition as a result of our long sales cycles. Similarly, such macroeconomic conditions may impact our long sales cycles by making it difficult for our customers to plan future business activities, which could cause customers to limit spending or delay decision-making.
We have incurred, and may in the future incur, substantial costs in connection with restructuring plans, which might not result in the benefits we anticipate, possibly having a negative effect on our future operating results.
From time to time, we initiate restructuring plans in an effort to better align our resources with our business strategy. We incur substantial costs to implement restructuring plans, and our restructuring activities subject us to reputational risks and litigation risks and expenses. Our past restructuring plans do not provide any assurance that we will realize anticipated cost savings or other benefits from any restructuring plans we implement in the future. In addition, restructuring plans may have other consequences, such as attrition beyond our planned reduction in workforce, a negative effect on employee morale and productivity or our ability to attract highly skilled employees. Our competitors may also use any future restructuring plans to seek to gain a competitive advantage over us. As a result, restructuring plans may affect our revenue and other operating results.
The investment of our cash is subject to risks that may cause losses and affect the liquidity of these investments.
Our marketable investments include various money market funds and shares of publicly held companies, and may include other investments as well. Weakened financial markets have at times adversely impacted the general credit, liquidity, market prices and interest rates for these and other types of investments. Additionally, changes in monetary policy by the Federal Open Market Committee or other relevant regulators and concerns about the rising U.S. government debt level may cause a decrease in the purchasing power of the U.S. dollar and adversely affect our investment portfolio. We also invest cash in non-marketable equity securities, including shares of privately held entities. The financial market and monetary risks associated with our investment portfolio may have a material adverse effect on our financial condition, liquidity, results of operations or cash flows.
Our business is subject to the risk of natural disasters and global climate change.
Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, and a significant portion of our employees are located in the Silicon Valley area of Northern California, a region known to experience seismic activity and wildfires. Our offices around the world may also be adversely impacted by natural disasters, including those intensified by climate change. Our offices, and those of our customers and suppliers, can be disrupted by droughts, extreme temperatures, fires, flooding and other climate change-related risks, as well as earthquakes, actions by utility providers and other catastrophic events such as an actual or threatened public health emergency. If a catastrophic event occurs at or near our offices or where our employees are located, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities or impose travel restrictions), our operations may be interrupted, which could adversely impact our business and results of operations. If a catastrophic event impacts a significant number of customers, resulting in decreased demand for their and our products, or our ability to provide services and maintenance, our business and results of operations could be adversely impacted.
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
Our strategy is designed to increase our business among electronic systems companies, which are developing their own ICs and other electronic subsystems. Our strategy is also intended to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs and other electronic subsystems are incorporated. Part of this strategy involves addressing the needs across a variety of vertical sectors including consumer, hyperscale computing, mobile, communications, automotive, aerospace and defense, industrial and life sciences, where increased investment is expected by our customers. Each of these sectors require technologies, expertise, and marketing and operations infrastructure that are application-specific. Our inability to develop or acquire application-specific capabilities could impede our ability to expand our business and ultimately affect our future growth. The following trends may impact the sectors we serve:
•changes in the design and manufacturing of ICs, including migration to advanced-process nodes and 3D transistors, such as FinFETs, present major challenges to the semiconductor industry, particularly in IC design, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced-process nodes, the industry must adapt to more complex physics and manufacturing challenges. Models of each component’s electrical properties and behavior also become more complex as do requisite analysis, design, verification and manufacturing capabilities. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges;
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
•increased technological capability of the FPGA logic chip, which creates an alternative to IC implementation for some companies, could reduce demand for our IC implementation products and services;
•adoption of cloud computing technologies with accompanying new engagement models for an increasing number of software categories may impact our business;
•with Moore's Law slowing, the trend towards more on-chip integration and advanced system level 3D package design may change the requirements for the design, multiphysics analysis and verification of complex systems; and
•changing end-user dynamics in our target technology vertical sectors could advance the need from simple ICs to full-system design and analysis capabilities that require increasingly complex computational software-based solutions.
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments and the requirements for products addressing a broad spectrum of designers and designer expertise. We must provide frequent and relevant updates to our software products in order to provide substantial benefit to the customer throughout the license periods because of the rapid changes in our customers’ industries. The market must also accept our new and improved products. We must enhance our hardware platforms periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. A transition by our customers to different business models associated with cloud computing technologies could result in reduced revenue. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.
We invest and expect to continue to invest in research and development efforts for new and existing products and technologies and technical sales support. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.
We invest and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements. Such investments may be in related areas, such as technical sales support, and may include increases in employee headcount. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that we may not realize the intended benefits of these investments. We believe that we must continue to invest a significant amount of time and resources in our research and development efforts and technical sales support to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if customers reduce or slow the need to upgrade or enhance their computational software products and design flows, our revenue and operating results may be adversely affected.

Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults or modifications of licenses.
Our customers have and may continue to face challenging financial or operating conditions, including due to macroeconomic conditions or catastrophic events, and delay or default on their payment commitments to us, request to modify contract terms, or modify or cancel plans to license our products. Our customers’ inability to fulfill payment commitments, in turn, could adversely affect our revenue, operating expenses and cash flow. Additionally, from time to time our customers seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.
The competition in our industries is substantial, and we may not be able to continue to compete successfully.
The industries in which we do business, including software, hardware, IP and services for enabling the design of electronic products, are highly competitive and require us to identify and develop or acquire innovative and cost-competitive products, integrate them into platforms and market them in a timely manner. We may not be able to compete successfully in these industries, which could seriously harm our business, operating results and financial condition. Factors that could affect our ability to compete successfully include:
•the development by others of competitive products or platforms and engineering services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;
•aggressive pricing competition by our competitors, including through significant discounts, may cause us to reduce the prices of our products, offer terms that are unfavorable to us or lose our competitive position, any of which could result in lower revenue or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our software or emulation and prototyping hardware systems products and could, over time, significantly constrain the prices that we can charge for our products;
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
•the combination of our competitors or collaboration among companies to deliver more comprehensive or different offerings than they could individually;
•our entry into new product categories or technology vertical sectors, including those in which success depends on absolute or relative scale;
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
For more information about our specific competitors, see “Competition” under Item 1 of Part I of this Annual Report.
Our future revenue is dependent in part upon our installed customer base continuing to license or buy products and purchase services.
Our installed customer base has traditionally generated additional new license, services and maintenance revenues. In future periods, customers may not necessarily license or buy additional products or contract for additional services or maintenance. Our customers, many of which are large semiconductor and systems companies, often have significant bargaining power in negotiations with us. Customer consolidation can reduce the total level of purchases of our software, hardware, IP and services increase customers’ bargaining power in negotiations with their suppliers, including us.
We depend on a single supplier or a limited number of suppliers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products, making us vulnerable to supply disruption and price fluctuation.
Our reliance on single or a limited number of suppliers and contract manufacturers for certain hardware components and contract manufacturers for production of our emulation and prototyping hardware products has resulted in, and could continue to result in, some product delivery delays and reduced control over contractual terms and quality. In some cases, it may not be practical or feasible to have multiple sources to procure certain key components. We have suffered from, and may continue to suffer from, delays and other disruptions in the supply of certain hardware components and the delivery of products by our contract manufacturers. Such delays and disruptions may be due to a variety of factors, including bankruptcy, shutdown or upstream supply chain issues, and may prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results. For example, the global semiconductor shortage since 2021 has negatively impacted and may continue to negatively impact multiple segments of the semiconductor industry, including our company and our customers.
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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations, cash flows and financial position. Our future effective tax rates could be adversely affected by factors that include, but are not limited to, changes in tax laws or the interpretation of such tax laws in jurisdictions in which we have business activity, earnings being lower than anticipated in jurisdictions with low statutory tax rates, changes in tax benefits from stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, changes in our recognition or measurement of a tax position taken in a prior period, increases to interest or penalty expenses, new accounting standards or interpretations of such standards, or results of examinations by the Internal Revenue Service (“IRS”), state, and foreign tax or other governmental authorities. For example, our fiscal 2022 and fiscal 2023 effective tax rates and cash tax payments increased significantly as compared to fiscal 2021, which primarily resulted from a requirement that we capitalize and amortize R&D costs beginning from fiscal 2022, rather than expense these costs as incurred for U.S. corporate income tax purposes.
The IRS and other tax authorities regularly examine our income tax returns and other non-income tax returns, such as payroll, sales, use, value-added, net worth or franchise, property, goods and services, consumption, import, stamp and excise taxes, in both the United States and foreign jurisdictions. The calculation of our provision for income taxes and our accruals for other taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations cannot be estimated with certainty and could be materially different from the amount that is reflected in our historical income tax provisions and accruals for other taxes. Should the IRS or other tax authorities assess additional taxes, penalties or interest as a result of a current or future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position and cash flows in the applicable period or periods.
In August 2022, the United States enacted the Inflation Reduction Act of 2022, which included a new minimum tax on certain large corporations, an excise tax on stock buybacks and significant funding for IRS enforcement efforts. In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an agreement among more than 130 countries to adopt new rules including Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. Furthermore, many countries have enacted or proposed new laws to tax digital transactions. These and future developments in tax laws and regulations, and related compliance, could have a material adverse effect on our operating results, financial position and cash flows.
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
Litigation, government investigations or regulatory proceedings could adversely affect our financial condition and operations.
From time to time, we or our products or technologies are involved in or subject to disputes and legal proceedings that arise in the ordinary course of business. These include disputes and legal proceedings related to IP, indemnification, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. Governments and regulatory agencies in the jurisdictions in which we operate also open or initiate inquiries, investigations or regulatory proceedings from time to time. For information regarding legal proceedings in which we are currently engaged, please refer to the discussion under Note 18 in the notes to consolidated financial statements. The final outcome of these legal proceedings or any other proceedings that may arise in the future could have an adverse effect on our business, reputation, operating results, financial condition and cash flows. Legal proceedings can be time consuming, expensive and divert management’s time and attention from our business, which could adversely affect our revenue and operating results.
Errors or defects in our products and services could expose us to liability and harm our business.
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, from time to time, our customers or their end users discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and IP may not operate as expected. Errors or defects could result in reputational damage, failure to attract new or retain existing customers or market share and acceptance, diversion of development resources to resolve the problem, loss of or delay in revenue or payments and increased service costs and liability.
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
We are subject to evolving corporate governance, environmental and social practices and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the FASB, as well as evolving investor, customer, employee and other stakeholder expectations around corporate governance, executive compensation and environmental and social practices and disclosures, such as climate change, greenhouse gas emissions, water usage, waste management, diversity, equity and inclusion and supply chain management. These rules, regulations and expectations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by U.S. and foreign governments, making compliance more difficult and uncertain. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us. We expect that rapidly changing laws, regulations, policies, interpretations and expectations related to corporate governance, environmental and social matters, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs, which could adversely affect our business, results of operations and financial condition. Moreover, some stakeholders may disagree with our corporate governance, environmental and social targets and practices and the focus of stakeholders may change and evolve over time. Stakeholders may have different views on where corporate governance, environmental and social focus should be placed. Any disagreement with our targets or strategies could adversely affect our business, reputation, results of operations and financial condition.
We have established corporate governance and environmental and social targets and strategies, including relating to greenhouse gas emissions reduction. If our ESG practices, reporting or disclosure controls do not meet evolving investor, customer, employee or other stakeholder expectations and regulatory standards, or if we are unable to make progress on or achieve our goals and objectives in this area, including our net zero target, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted, which could adversely affect our operating results. Our disclosures and public positions or commitments on these matters may change from time to time, as may corresponding internal controls and external reporting standards, which can expose us to reputational, financial, legal, and other risks, including as a result of a failure or perceived failure to achieve publicly disclosed aspirations, targets, or goals, such as our greenhouse gas emissions reduction target, or a failure to report accurately. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. In addition, we could face scrutiny from certain stakeholders for the scope or nature of such initiatives, targets or goals, or for any revisions to these initiatives, targets or goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG targets or goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.
Risks Related to Our Securities and Indebtedness
Our stock price has been and may continue to be subject to fluctuations.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and other factors beyond our control such as the COVID-19 pandemic, inflationary pressures, other macroeconomic factors and associated economic downturn. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. In addition to these factors and industry and general economic and political conditions, our stock price may be adversely impacted by announcements related to financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors, announcements of new products or acquisitions of new technologies by us, our competitors or our customers, or announcements of acquisitions, major transactions, litigation developments or management changes. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, stockholder derivative lawsuits or other actions by stockholders, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.
Anti-takeover defenses in our certificate of incorporation and bylaws and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.
Our certificate of incorporation and bylaws and certain provisions of the Delaware General Corporation Law (the “DGCL”) that apply to us could make it difficult for anyone to acquire control of our company. Our certificate of incorporation allows our Board of Directors to designate and issue, at any time and without stockholder approval, up to 400,000 shares of preferred stock in one or more series. All 400,000 shares of preferred stock are currently designated as Series A Preferred, but because no such shares are outstanding or reserved for issuance, our Board of Directors may reduce the number of shares of preferred stock designated as Series A Preferred to zero. Subject to the DGCL, our Board of Directors may, as to any shares of preferred stock the terms of which have not then been designated, fix the rights, preferences, privileges and restrictions on these shares, fix the number of shares and designation of any series, and increase or decrease the number of shares of any series if not below the number of outstanding shares plus the number of shares reserved for issuance. Our Board of Directors has the power to issue shares of Series A Preferred with dividend, voting and liquidation rights superior to our common stock at a rate of 1,000-to-1 without further vote or action by the common stockholders.
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
We have significant outstanding indebtedness, as well as the ability to access additional borrowings under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility, the indenture that governs the 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”), the loan agreement governing our senior non-amortizing term loan facility due September 7, 2025 (the “2025 Term Loan”) and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify. As of December 31, 2023, both our 2024 Notes and 2025 Term Loan will mature in the next 22 months, which could require us to consume a significant portion of our liquidity or raise additional financing in adverse capital markets conditions.
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
In addition, if we incur any additional indebtedness that ranks equally with the 2024 Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.
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
The agreements governing our revolving credit facility, 2025 Term Loan and 2024 Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur liens or additional indebtedness and guarantee indebtedness, enter into transactions with affiliates, alter the businesses we conduct, consolidate, merge or sell all or substantially all of our assets and to enter into sale and leaseback transactions. In addition, the restrictive covenants in the agreements governing our revolving credit facility and 2025 Term Loan require us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the agreements governing our revolving credit facility, 2025 Term Loan and 2024 Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit. In the event our lenders or note holders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.
As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns or unable to compete effectively, take advantage of new business opportunities or otherwise grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

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
If our cash flows and capital resources are insufficient to satisfy our debt obligations, we could face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures or dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our debt obligations. Our debt agreements restrict our ability to dispose of assets and use the proceeds from dispositions and may also restrict our ability to raise capital to repay other indebtedness when due. We may not be able to consummate dispositions or obtain proceeds in an amount sufficient to meet any debt obligations then due.
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
If we cannot make scheduled payments on our debt, we will be in default and holders of our debt could declare all outstanding principal and interest to be due and payable, the lenders could terminate their commitments to loan money, and we could be forced into bankruptcy or liquidation. In addition, a material default on our indebtedness could suspend our eligibility to register securities using short form, automatically effective registration statements, potentially hindering our ability to raise capital through the issuance of our securities and increasing our costs.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our revolving credit facility and 2025 Term Loan are at variable rates of interest and expose us to interest rate risk. When interest rates increase, our debt service obligations increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Our revolving credit facility utilizes, at our option, either (1) Term Secured Overnight Financing Rate (“SOFR”), plus a margin between 0.750% and 1.250% per annum, plus a SOFR adjustment of 0.10% or (2) the base rate plus a margin between 0.000% and 0.250% per annum, to calculate the amount of accrued interest on any borrowings. The 2025 Term Loan utilizes, at our option, either (1) Term SOFR, plus a margin between 0.625% and 1.125% per annum, plus a SOFR adjustment of 0.10% or (2) base rate plus a margin between 0.000% and 0.125% per annum, to calculate the amount of accrued interest on borrowings. In each case, the applicable margin within the specified ranges is determined by reference to the credit rating of our unsecured debt. Accordingly, a credit rating downgrade would increase the applicable interest rates. Assuming all loans were fully drawn and we were to fully exercise our right to increase borrowing capacity under our revolving credit facility and we made no prepayments on our 2025 Term Loan, each quarter point change in interest rates would result in a $3.4 million change in annual interest expense.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, including our customers’, vendors’, partners’ and employees’ data, including personal information.
Our cybersecurity risk management program is guided by frameworks and standards promulgated by the EU, National Institute of Standards and Technology, Cloud Security Alliance (“CSA”) and International Organization for Standardization/International Electrotechnical Commission (“ISO/IEC”). While we seek to maintain ISO/IEC 27001:2013, ISO/IEC 27017 and the SOC 2 Type 1 certifications, this does not imply that we specifically or comprehensively comply with technical specification or requirements, only that we use all the above-mentioned standards and regulations as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk oversight strategy and utilizes common reporting channels and governance processes that apply across other risk areas. We have a dedicated Chief Information Security Officer (“CISO”), who leads our Information Security team responsible for managing our cybersecurity processes, strategy and controls. Certain members of our Information Security team hold cybersecurity certifications, including the Certified Information Systems Security Professional (“CISSP”) and the Certified Information Systems Auditor (“CISA”) designations.
Our cybersecurity risk management program includes:
•a security incident response plan that includes procedures for responding to cybersecurity incidents;
•risk assessment processes designed to help identify cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•our Information Security team, principally responsible for identifying and mitigating cybersecurity risks, and managing our security controls and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with certain aspects of our security controls and processes;
•implementation of new hire and annual data privacy and cybersecurity training of employees, including senior management, and cybersecurity governance training for our Board of Directors;
•a cybersecurity insurance policy to cover certain types of costs and losses from cybersecurity incidents; and
•a third-party risk management process, including risk assessment and risk rating, for certain service providers, suppliers, and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and our Board committees assist with certain aspects of risk oversight. With respect to cybersecurity risk, our Board of Directors shares certain of the oversight responsibility and processes with the Audit Committee of the Board of Directors (“Audit Committee”).
The Audit Committee, comprised entirely of independent directors, reviews and discusses with management our guidelines, policies and practices regarding risk assessment and risk management as they relate to our financial condition, and oversees our financial risk exposures, including planning regarding business continuity and cybersecurity. In addition, the Audit Committee oversees our annual enterprise business risk assessment, which includes the review of cybersecurity risks we face and our associated risk mitigation measures, and receives semi-annual reports from management on cybersecurity matters, including areas such as threat intelligence, major cybersecurity risk areas, regulations and cybersecurity incidents. In addition, management updates the Audit Committee, as necessary, regarding significant cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to the Board of Directors regarding its activities related to cybersecurity. In addition, the Board of Directors also directly receives reports from management on our cybersecurity risk profile and on the performance of our data privacy and cybersecurity risk management program, semi-annually in alternating quarters with the Audit Committee.
Our management team, including our Chief Information Officer (“CIO”), CISO and the General Counsel, is responsible for assessing and managing material risks from cybersecurity threats, including supervision of our internal security incident response team and our Disclosure Committee comprised of certain of our employees (including any applicable subcommittees thereof). Our management team has relevant expertise in the following:(i) understanding of cybersecurity risks in enterprise operations, (ii) experience in overseeing risk management and understanding risks faced by enterprise operations and (iii) significant operating experience allowing them to provide insight into developing, implementing and assessing our operating plan. In addition, our CISO has over 25 years of broad cybersecurity and information technology risk management experience, is a Certified Information Security Manager (“CISM”) and holds a Master's Degree in computer science and information systems.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents, and is responsible for oversight and management of our cybersecurity risk management program. Our management team receives briefings from our internal Information Security team and the Disclosure Committee whenever applicable. Such briefings include information regarding threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our information technology environment. Our management team also provides quarterly cybersecurity risk management program updates, to the Board of Directors or to the Audit Committee, in alternating quarters.

Item 2. Properties
We own land and buildings at our corporate headquarters located in San Jose, California. We also own properties in New Mexico and India. As of December 31, 2023, the total square footage of our owned buildings was approximately 1,227,000.
We lease additional facilities in the United States and various other countries. We may sublease certain of these facilities where space is not fully utilized.
We believe that these facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

Item 3. Legal Proceedings
For information regarding pending legal proceedings, related matters and associated risks, see Note 18 in the notes to consolidated financial statements under Item 15 of Part IV and the “Risk Factors” section under Item 1A of Part I of this Annual Report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of January 31, 2024, we had 344 registered stockholders. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders that are represented by these record holders.

Dividends
We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on December 29, 2018, (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through December 31, 2023, and for each index on the last day of the calendar year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc., the Nasdaq Composite Index, the S&P 500 Index and the S&P Information Technology Index

$700
$600
$500
$400
$300
$200
$100
$0
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
12/31/23
Cadence Design Systems, Inc.
Nasdaq Composite
S&P 500
S&P Information Technology

*$100 invested on 12/29/18 in stock or 12/31/18 index, including reinvestment of dividends.
Indexes calculated on a month-end basis.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/29/2018	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/31/2023

Cadence Design Systems, Inc.	$100.00	$162.18	$314.79	$429.97	$370.65	$628.45
Nasdaq Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Information Technology	100.00	150.29	216.25	290.92	208.90	329.73

The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Issuer Purchases of Equity Securities
We are authorized to repurchase shares of our common stock under a publicly announced program most recently increased by our Board of Directors on August 2, 2023. Pursuant to this authorization, we may repurchase shares from time to time through open market repurchases, in privately negotiated transactions or by other means, including accelerated share repurchase transactions or other structured repurchase transactions, block trades or pursuant to trading plans intended to comply with Rule 10b5-1 of the Exchange Act. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
As of December 31, 2023, approximately $1.4 billion of the share repurchase authorization remained available to repurchase shares of our common stock. The share repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice.
The following table presents repurchases made under our current authorization and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
October 1, 2023 - October 31, 2023	191,736	$243.07	169,407	$1,461
November 1, 2023 - November 30, 2023	179,388	$259.37	166,508	$1,418
December 1, 2023 - December 31, 2023	160,654	$270.08	151,959	$1,377
Total	531,778	$256.73	487,874
_________________
(1)Shares purchased that were not part of our publicly announced repurchase programs represent employee surrender of shares of restricted stock to satisfy employee income tax withholding obligations due upon vesting, and do not reduce the dollar value that may yet be purchased under our publicly announced repurchase programs.
(2)The weighted average price paid per share of common stock does not include the cost of commissions or excise taxes.
(3)Our publicly announced share repurchase program was originally announced on February 1, 2017, and most recently increased by an additional $1.0 billion on August 2, 2023.
Shares Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K under Item 5 is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report and with Part I, Item 1A, “Risk Factors.” Please refer to the cautionary language at the beginning of Part I of this Annual Report regarding forward-looking statements.
Business Overview
Cadence is a leading pioneer in electronic system design software and IP, building upon more than 35 years of computational software expertise. Since our inception, we have been at the forefront of technology innovation, solving highly complex challenges in the semiconductor and electronic systems industries. We are a global company that provides computational software, special-purpose computational hardware, IP and services to multiple vertical sectors including automotive, AI, aerospace and defense, high-performance and mobile computing, hyperscalers, wireless communications, IIoT and medical equipment.
Our strategy allows us to deliver essential computational software, hardware and IP that our customers use to turn their design concepts into reality. Our customers include many of the world's most innovative companies that design and build highly sophisticated semiconductor and electronic systems found in products used in everyday life. Our Intelligent System Design strategy allows us to quickly adapt to our customers' dynamic design requirements. Our products and services enable our customers to develop complex and innovative semiconductor and electronic systems, so demand for our technology and expertise is driven by increasing complexity and our customers’ need to invest in new designs and products that are highly differentiated. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA.
We group our products into categories related to major design activities:
•Custom IC Design and Simulation;
•Digital IC Design and Signoff;
•Functional Verification;
•IP; and
•System Design and Analysis.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Products and Product Categories.”
Consistent with our Intelligent System Design strategy, we completed several acquisitions since the beginning of fiscal 2023 that we believe enhance our talent, our technology portfolio and our ability to pursue attractive opportunities in the markets we serve. During fiscal 2023, these acquisitions increased expenses, including amortization of acquired intangible assets, more than revenue.
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
Fiscal Year End
Historically, our fiscal years were 52- or 53-week periods ending on the Saturday closest to December 31. During fiscal 2022, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective beginning with our fiscal year 2023, which began on January 1, 2023. Fiscal year 2022, which is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for comparative purposes, represents a 52-week period.
Our first three fiscal quarters end on March 31, June 30, and September 30. No transition report was required in connection with this change.

Macroeconomic and Geopolitical Environment
Because we operate globally, our business is subject to the effects of expanded trade control laws and regulations, geopolitical conflict in and around Ukraine, the Middle East, and other areas of the world, volatility in foreign currency exchange rates relative to the U.S. dollar and the rise in interest rates.
We have been impacted by the continued expansion of trade control laws and regulations, including certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security (“BIS”) “Entity List” and regulations governing the sale of certain technologies. Based on our current assessments, we expect the impact of these expanded trade control laws and regulations on our business to be limited.

We also continuously monitor geopolitical conflicts around the world and their effects on our business. During the first half of fiscal 2022, due to the ongoing conflict between Russia and Ukraine and the corresponding sanctions imposed by the United States and other countries, we terminated our operations in Russia. The termination of our operations in Russia has not materially limited our ability to develop or support our products and has not had a material impact on our results of operations, financial condition, liquidity or cash flows. We do not have operations or employees in Ukraine.
More recently, the conflict in the Middle East has had an impact on our employees and our customers in that region of the world. Our assessment of the potential impact that this conflict could have on our business and our operations is ongoing.
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, “Risk Factors.”
Results of Operations
The discussion of our fiscal 2023 consolidated results of operations includes year-over-year comparisons to fiscal 2022 for revenue, cost of revenue, operating expenses, operating margin, other non-operating expenses, income taxes and cash flows. For a discussion of the fiscal 2022 changes compared to fiscal 2021, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 13, 2023.

Results of operations for fiscal 2023, as compared to fiscal 2022, reflect the following:
•Increased revenue in each of our five product categories, primarily driven by growth in revenue from our software and emulation and prototyping hardware offerings;
•Continued investment in research and development activities and technical sales support;
•Incremental costs resulting from integration of acquired businesses; and
•Gains from our investments in equity securities.
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our emulation and prototyping hardware technology, providing maintenance for our software, hardware and IP, providing engineering and cloud services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, hardware and IP products generating revenue in any given period, whether the revenue is recognized over time, or recognized at a point in time upon completion of delivery.
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for fiscal 2023 and 2022:

	2023	2022
Revenue recognized over time	81%	83%
Revenue from arrangements with non-cancelable commitments	3%	2%
Recurring revenue	84%	85%
Up-front revenue	16%	15%
Total	100%	100%
Up-front revenue as a percentage of total revenue increased during fiscal 2023, as compared to fiscal 2022, primarily due to growth in our emulation and prototyping hardware offerings. This growth was driven by increased production capacity during fiscal 2023 to address demand for our emulation and prototyping hardware offerings.

While the percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters, the overall mix of revenue was relatively consistent over the course of twelve consecutive months during both fiscal 2023 and fiscal 2022. The following table shows the percentage of recurring revenue for the twelve-month periods ended concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Recurring revenue	84%	84%	84%	84%	85%
Up-front revenue	16%	16%	16%	16%	15%
Total	100%	100%	100%	100%	100%
Revenue by Year
The following table shows our revenue for fiscal 2023 and 2022 and the change in revenue between years:

			Change
	2023	2022	2023 vs. 2022
	(In millions, except percentages)
Product and maintenance	$3,834.4	$3,340.2	$494.2	15%
Services	255.6	221.5	34.1	15%
Total revenue	$4,090.0	$3,561.7	$528.3	15%
Product and maintenance revenue increased during fiscal 2023, as compared to fiscal 2022, primarily due to increased demand across our five product categories. This growth was driven by our customers investing in new, complex designs for their products that included the design of electronic systems for consumer, hyperscale computing, mobile, 5G communications, automotive, aerospace and defense, industrial and healthcare.
Services revenue increased during fiscal 2023, as compared to fiscal 2022, primarily due to increased revenue from our Cadence-managed cloud-based offerings, including our computational molecular modeling and simulation solution associated with our acquisition of OpenEye. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2023 or 2022.
Revenue by Product Category
The following table shows the percentage of product and related maintenance revenue contributed by each of our five product categories and services during fiscal 2023 and 2022:

	2023	2022
Custom IC Design and Simulation	22%	22%
Digital IC Design and Signoff	27%	28%
Functional Verification, including Emulation and Prototyping Hardware	27%	26%
IP	12%	12%
System Design and Analysis	12%	12%
Total	100%	100%
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

Revenue by Geography

			Change
	2023	2022	2023 vs. 2022
	(In millions, except percentages)
United States	$1,694.5	$1,577.9	$116.6	7%
Other Americas	65.3	53.1	12.2	23%
China	679.5	521.5	158.0	30%
Other Asia	766.4	629.5	136.9	22%
Europe, Middle East and Africa (“EMEA”)	655.1	582.4	72.7	12%
Japan	229.2	197.3	31.9	16%
Total revenue	$4,090.0	$3,561.7	$528.3	15%
Revenue in each of the six geographies presented in the table above increased during fiscal 2023, as compared to fiscal 2022, primarily due to increased revenue from our software offerings, resulting from our customers’ continued investment in new, complex designs for their products. Also, during fiscal 2023, as compared to fiscal 2022, revenue growth from our emulation and prototyping hardware offerings contributed to the growth experienced in each geography, except the United States. This growth was driven by increased production capacity during fiscal 2023 to address continued demand from our customers.
Revenue by Geography as a Percent of Total Revenue

	2023	2022
United States	41%	44%
Other Americas	2%	2%
China	17%	15%
Other Asia	19%	18%
Europe, Middle East and Africa	16%	16%
Japan	5%	5%
Total	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

			Change
	2023	2022	2023 vs. 2022
	(In millions, except percentages)
Cost of product and maintenance	$331.8	$273.6	$58.2	21%
Cost of services	103.3	98.0	5.3	5%
Total cost of revenue	$435.1	$371.6	$63.5	17%
The following table shows cost of revenue as a percentage of related revenue for fiscal 2023 and 2022:

	2023	2022
Cost of product and maintenance	9%	8%
Cost of services	40%	44%

Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our emulation and prototyping hardware and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Cost of product and maintenance depends primarily on our hardware product sales in any given period, but is also affected by employee salary and benefits and other employee-related costs, reserves for inventory, and the timing and extent to which we acquire intangible assets, license third-party technology or IP, and sell our products that include such acquired or licensed assets, technology or IP.
A summary of cost of product and maintenance for fiscal 2023 and 2022 is as follows:

			Change
	2023	2022	2023 vs. 2022
	(In millions, except percentages)
Product and maintenance-related costs	$288.0	$232.3	$55.7	24%
Amortization of acquired intangibles	43.8	41.3	2.5	6%
Total cost of product and maintenance	$331.8	$273.6	$58.2	21%
Product and maintenance-related costs increased during fiscal 2023, when compared to fiscal 2022, due to the following:

Change
2023 vs. 2022
(In millions)
Emulation and prototyping hardware costs	$49.1
Salary, benefits and other employee-related costs	4.4
Other items	2.2
Total change in product and maintenance-related costs	$55.7
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. The increase in emulation and prototyping hardware costs during fiscal 2023, as compared to fiscal 2022, was primarily due to increased revenue from emulation and prototyping hardware products.
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
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the U.S. dollar strengthens in value against other currencies, and we recognize higher expenses when the U.S. dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Our operating expenses for fiscal 2023 and 2022 were as follows:

			Change
	2023	2022	2023 vs. 2022
	(In millions, except percentages)
Marketing and sales	$690.3	$604.2	$86.1	14%
Research and development	1,441.8	1,251.6	190.2	15%
General and administrative	242.4	242.1	0.3	—%
Total operating expenses	$2,374.5	$2,097.9	$276.6	13%
Our operating expenses, as a percentage of total revenue, for fiscal 2023 and 2022 were as follows:

	2023	2022
Marketing and sales	17%	17%
Research and development	35%	35%
General and administrative	6%	7%
Total operating expenses	58%	59%
 Marketing and Sales
The changes in marketing and sales expense were due to the following:

Change
2023 vs. 2022
(In millions)
Salary, benefits and other employee-related costs	$49.4
Stock-based compensation	11.5
Facilities and other infrastructure costs	8.8
Marketing programs and events	8.5
Travel and sales meetings	6.6
Various individually insignificant items	1.3
Total change in marketing and sales expense	$86.1
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during fiscal 2023, as compared to fiscal 2022, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from the acquisitions completed in both fiscal 2022 and fiscal 2023. Facilities and other infrastructure costs included in marketing and sales expense increased during fiscal 2023, as compared to fiscal 2022, primarily due to our growing workforce. Costs related to marketing programs and events, travel and sales meetings increased during fiscal 2023, as compared to fiscal 2022, primarily due to an increased number of in-person meetings and events. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.

Research and Development
 The changes in research and development expense were due to the following:

Change
2023 vs. 2022
(In millions)
Salary, benefits and other employee-related costs	$121.9
Stock-based compensation	35.8
Facilities and other infrastructure costs	17.2
Materials and other pre-production costs	6.6
Professional services	6.4
Various individually insignificant items	2.3
Total change in research and development expense	$190.2
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during fiscal 2023, as compared to fiscal 2022, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from the acquisitions completed in both fiscal 2022 and fiscal 2023. Facilities and other infrastructure costs increased during fiscal 2023, as compared to fiscal 2022, primarily due to an increase in costs associated with our acquisitions and our growing work force. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The changes in general and administrative expense were due to the following:

Change
2023 vs. 2022
(In millions)
Salary, benefits and other employee-related costs	$10.6
Foreign service tax	8.5
Stock-based compensation	6.3
Contributions to non-profit organizations	(15.1)
Legal fees and related costs	(15.6)
Various individually insignificant items	5.6
Total change in general and administrative expense	$0.3
Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during fiscal 2023, as compared to fiscal 2022, primarily due to additional headcount. Also, during fiscal 2023, as compared to fiscal 2022, we experienced an increase in foreign service tax, primarily because we did not benefit from any foreign service tax refunds as we did during fiscal 2022.
During fiscal 2023, as compared to fiscal 2022, contributions to non-profit organizations decreased, primarily due to the timing of our periodic contributions to support charitable initiatives, including the Cadence Giving Foundation. Also, during fiscal 2023, as compared to fiscal 2022, we experienced a decrease in legal fees and related costs primarily due to non-recurring legal services and legal matters that were active during fiscal 2022 and are now resolved.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists primarily of amortization of customer relationships, acquired backlog, trade names, trademarks and patents. Amortization in any given period depends primarily on the timing and extent to which we acquire intangible assets.

			Change
	2023	2022	2023 vs. 2022
	(In millions, except percentages)
Amortization of acquired intangibles	$18.2	$18.5	$(0.3)	(2)%

Amortization of acquired intangibles decreased during fiscal 2023, as compared to fiscal 2022, primarily due to certain intangible assets becoming fully amortized, partially offset by amortization from intangible assets acquired with our fiscal 2023 and fiscal 2022 acquisitions.
Restructuring and Other Charges
We have initiated restructuring plans in recent years, most recently in fiscal 2023, to better align our resources with our business strategy. Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructuring plans, based on then-currently available information, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Additional actions, including further restructuring of our operations, may be required in the future. For additional information about our restructuring plans, see Note 11 in the notes to consolidated financial statements.
Operating margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for fiscal 2023 and 2022 was as follows:

	2023	2022
Operating margin	31%	30%
Operating margin increased during fiscal 2023, as compared to fiscal 2022, primarily because revenue growth in each of our five product categories exceeded growth in operating expenses.
Interest Expense
Interest expense for fiscal 2023 and 2022 was comprised of the following:

	2023	2022
	(In millions)
Contractual cash interest expense:
2024 Notes	$15.3	$15.3
2025 Term Loan	17.7	4.1
Revolving credit facility	2.0	2.8
Amortization of debt discount:
2024 Notes	0.9	0.9
2025 Term Loan	0.2	—
Other	0.1	(0.2)
Total interest expense	$36.2	$22.9
Interest expense increased during fiscal 2023, as compared to fiscal 2022, primarily due to the fact that borrowings under our 2025 Term Loan were outstanding for the full year during fiscal 2023, and only a partial year during fiscal 2022. For an additional description of our debt arrangements, including our 2025 Term Loan, see Note 5 in the notes to consolidated financial statements.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies and foreign exchange gains and losses. Other income (expense), net increased during fiscal 2023, as compared to fiscal 2022, primarily due to unrealized gains from our investments in equity securities of publicly held companies and increased interest earned from deposits. For additional information about other income (expense), net, see Note 12 in the notes to consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for fiscal 2023 and 2022:

	2023	2022
	(In millions, except percentages)
Provision for income taxes	$240.8	$196.4
Effective tax rate	18.8%	18.8%

The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, we began capitalizing and amortizing R&D costs over five years for domestic research and fifteen years for international research rather than expensing these costs as incurred. As a result, our fiscal 2023 and 2022 effective tax rates and our cash tax payments increased significantly as compared to fiscal 2021. We also recognized increases to our deferred tax assets as we begin to capitalize domestic research costs.
Our provision for income taxes for fiscal 2023 was primarily attributable to federal, state and foreign income taxes on our fiscal 2023 income, partially offset by the tax benefit of $54.0 million related to stock-based compensation that vested or was exercised during the period. We also recognized a tax benefit of $24.8 million due to the recognition of previously unrecognized federal tax benefits from the expiration of the applicable statute of limitations and a tax benefit of $14.0 million primarily related to a change in R&D expenses that were capitalized in fiscal 2022.
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
In 2021, the OECD announced Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a minimum rate of 15%. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States such as Ireland and Hungary) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions in which we operate.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2024 effective tax rate will be approximately 23.0%. We expect that our quarterly effective tax rates will vary from our fiscal 2024 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 8 in the notes to consolidated financial statements.
Liquidity and Capital Resources

	As of		Change
	December 31, 2023	December 31, 2022	2023 vs. 2022
	(In millions)
Cash and cash equivalents	$1,008.2	$882.3	$125.9
Net working capital	385.4	359.1	26.3
Cash and Cash Equivalents
As of December 31, 2023, our principal sources of liquidity consisted of $1,008.2 million of cash and cash equivalents as compared to $882.3 million as of December 31, 2022.
Our primary sources of cash and cash equivalents during fiscal 2023 were cash generated from operations, proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the year, proceeds from the sale of investments, and proceeds from our revolving credit facility.
Our primary uses of cash and cash equivalents during fiscal 2023 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, purchases of inventory, payments for income taxes, cash paid for acquired businesses, payments on our revolving credit facility, purchases of investments, payment of employee taxes on vesting of restricted stock and purchases of property, plant and equipment.
Approximately 55% of our cash and cash equivalents was held by our foreign subsidiaries as of December 31, 2023. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.

Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. The increase in our net working capital as of December 31, 2023, as compared to December 31, 2022, is primarily due to the timing of cash receipts from customers and disbursements made for operating and financing activities, offset by our 2024 Notes being classified as current liabilities as of December 31, 2023.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2023 and 2022 were as follows:

			Change
	2023	2022	2023 vs. 2022
	(In millions)
Cash provided by operating activities	$1,349.2	$1,241.9	$107.3
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities during fiscal 2023, as compared to fiscal 2022, was primarily due to improved results from operations, the timing of cash receipts from customers and the timing of cash disbursements.
Cash Flows Used for Investing Activities
Cash flows used for investing activities during fiscal 2023 and 2022 were as follows:

			Change
	2023	2022	2023 vs. 2022
	(In millions)
Cash used for investing activities	$(412.2)	$(738.6)	$326.4
Cash used for investing activities decreased during fiscal 2023, as compared to fiscal 2022, primarily due to a decrease in cash used for business combinations, partially offset by an increase in cash used for investments in equity and debt securities. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
Cash Flows Used for Financing Activities
Cash flows used for financing activities during fiscal 2023 and 2022 were as follows:

			Change
	2023	2022	2023 vs. 2022
	(In millions)
Cash used for financing activities	$(803.6)	$(657.0)	$(146.6)
Cash used for financing activities increased during fiscal 2023, as compared to fiscal 2022, primarily due to a decrease in proceeds from debt, partially offset by a decrease in payments for repurchases of our common stock.
Other Factors Affecting Liquidity and Capital Resources
Stock Repurchase Program
In August 2023, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of December 31, 2023, approximately $1.4 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information on share repurchases.

Revolving Credit Facility
In June 2021, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent, as amended in September 2022 (the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2021 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of December 31, 2023, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.
2024 Notes
In October 2014, we issued $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). We received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of December 31, 2023, the net balance of the 2024 Notes of $349.3 million was classified as a current liability on our consolidated balance sheet.
2025 Term Loan
In September 2022, we entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025, with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of our unsecured indebtedness. Interest rates associated with the 2025 Term Loan are variable, so interest expense is impacted by changes in interest rates. Interest is payable quarterly. As of December 31, 2023, we were in compliance with all financial covenants associated with the 2025 Term Loan.
For additional information relating to our debt arrangements, see Note 5 in the notes to consolidated financial statements.
Other Liquidity Requirements
A summary of other capital and liquidity requirements as of December 31, 2023, is as follows:

	Total	Due in Less Than 1 Year
	(In millions)
Operating lease obligations	$177.4	$45.3
Purchase obligations	107.4	68.7
Contractual interest payments (1)	48.3	34.6
Income tax payable	24.5	24.5
Other long-term contractual obligations (2)	69.5	—
Total	$427.1	$173.1
_________________
(1)    Contractual interest payments on our variable rate indebtedness were calculated based on outstanding borrowings and the weighted average interest rates as of December 31, 2023.
(2)    Included in other long-term contractual obligations are long-term income tax liabilities of $38.6 million related to unrecognized tax benefits. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.
We expect that current cash and cash equivalent balances, cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities, and other capital and liquidity requirements, including acquisitions, payments on our 2024 Notes and share repurchases for at least the next 12 months and thereafter for the foreseeable future.
As of December 31, 2023, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our operating results or financial condition.

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
We believe that the assumptions, judgments and estimates involved in revenue recognition, the accounting for income taxes and business combinations have the greatest potential impact on our consolidated financial statements; therefore, we consider these to be our critical accounting estimates. For information on our significant accounting policies, see Note 2 in the notes to consolidated financial statements.
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
During fiscal 2023, we acquired intangible assets of $41.0 million. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, we projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. We assumed technological obsolescence at rates between 10% and 13% annually, before applying an assumed royalty rate between 25% and 30%.
For agreements and relationships, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using customer retention rates between 70% and 90%. The present value of operating cash flows from existing customers was determined using discount rates between 12% and 15%.
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
The following table provides information about our foreign currency forward exchange contracts as of December 31, 2023. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during February 2024.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$162.1	0.92
British pound	158.2	0.80
Japanese yen	111.2	146.46
Swedish krona	69.9	10.72
Israeli shekel	57.6	3.73
South Korean won	40.6	1,304.45
Indian rupee	34.4	83.47
Canadian dollar	34.1	1.37
Chinese renminbi	16.3	7.12
Taiwan dollar	11.8	30.95
Singapore dollar	1.7	1.33
Total	$697.9
Estimated fair value	$9.3
As of December 31, 2022, our foreign currency exchange contracts had an aggregate principal amount of $489.0 million, and an estimated fair value of $5.3 million.

We have performed sensitivity analyses as of December 31, 2023, and December 31, 2022, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $18.4 million and $4.2 million as of December 31, 2023 and December 31, 2022, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $20.4 million and $7.2 million as of December 31, 2023 and December 31, 2022, respectively.
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
Our investments in debt securities had a fair value of approximately $49.8 million as of December 31, 2023, which may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of December 31, 2023, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $2.6 million. As of December 31, 2022, we did not hold investments in debt securities.
Interest rates under our 2021 Credit Facility and 2025 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. As of December 31, 2023, there were no borrowings outstanding under our 2021 Credit Facility and $300.0 million of borrowings outstanding under our 2025 Term Loan.
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

Item 8. Financial Statements and Supplementary Data
The financial statements required by Item 8 are submitted as a separate section of this Annual Report. See Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.

Based on their evaluation our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Thomas P. Beckley, Senior Vice President and General Manager of the Custom IC and PCB Group	Adoption	10/26/2023	X	Up to 65,615	2/14/2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and, as applicable, “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in Cadence’s definitive proxy statement for its 2024 Annual Meeting of Stockholders. The executive officers of Cadence are listed at the end of Item 1 of Part I of this Annual Report.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in Cadence’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and Cadence’s Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in Cadence’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2023,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control” and “Pay Ratio Disclosure” in Cadence’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in Cadence’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in Cadence’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by the Independent Registered Public Accounting Firm During Fiscal 2023 and 2022” in Cadence’s definitive proxy statement for its 2024 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm (Auditor Firm ID 238)	49

Consolidated Balance Sheets as of December 31, 2023, and December 31, 2022	51

Consolidated Income Statements for the three fiscal years ended December 31, 2023	52

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 31, 2023	53

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 31, 2023	54

Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2023	55

Notes to Consolidated Financial Statements	56

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	91

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.
The exhibits filed or incorporated by reference as part of this Annual Report contain agreements to which Cadence is a party. These agreements are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Cadence or the other parties to the agreements. Certain of the agreements contain representations and warranties by each of the parties to the applicable agreement, and any such representations and warranties have been made solely for the benefit of the other parties to the applicable agreement as of specified dates, may apply materiality standards that are different than those applied by investors, and may be subject to important qualifications and limitations that are not necessarily reflected in the agreement. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time and should not be relied upon as statements of factual information.

_____________
© 2024 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cadence Design Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identifying and Evaluating Terms and Conditions in Contracts
As described in Note 2 and Note 3 to the consolidated financial statements, the Company enters into contracts that can include various combinations of licenses, products, and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue upon transfer of control of promised products or services to customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended December 31, 2023, the Company’s total revenue was $4.090 billion.
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
February 13, 2024

We have served as the Company’s auditor since 2020.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and December 31, 2022
(In thousands, except par value)

	As of
	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,008,152	$882,325
Receivables, net	489,224	486,710
Inventories	181,661	128,005
Prepaid expenses and other	297,180	209,727
Total current assets	1,976,217	1,706,767
Property, plant and equipment, net	403,213	371,451
Goodwill	1,535,845	1,374,268
Acquired intangibles, net	336,843	354,617
Deferred taxes	880,001	853,691
Other assets	537,372	476,277
Total assets	$5,669,491	$5,137,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$100,000
Current portion of long-term debt	349,285	—
Accounts payable and accrued liabilities	576,558	557,158
Current portion of deferred revenue	665,024	690,538
Total current liabilities	1,590,867	1,347,696
Long-term liabilities:
Long-term portion of deferred revenue	98,931	91,524
Long-term debt	299,771	648,078
Other long-term liabilities	275,651	304,660
Total long-term liabilities	674,353	1,044,262
Commitments and contingencies (Notes 8, 17 and 18)
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 271,706 and 272,675, respectively	3,166,964	2,765,673
Treasury stock, at cost; 57,453 shares and 56,485 shares, respectively	(4,604,323)	(3,824,163)
Retained earnings	4,936,384	3,895,240
Accumulated other comprehensive loss	(94,754)	(91,637)
Total stockholders’ equity	3,404,271	2,745,113
Total liabilities and stockholders’ equity	$5,669,491	$5,137,071

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 31, 2023
(In thousands, except per share amounts)

	2023	2022	2021
Revenue:
Product and maintenance	$3,834,359	$3,340,197	$2,812,947
Services	255,627	221,521	175,297
Total revenue	4,089,986	3,561,718	2,988,244
Costs and expenses:
Cost of product and maintenance	331,760	273,565	222,647
Cost of services	103,281	98,058	84,359
Marketing and sales	690,319	604,224	560,262
Research and development	1,441,796	1,251,544	1,134,277
General and administrative	242,430	242,116	189,018
Amortization of acquired intangibles	18,162	18,470	19,640
Restructuring	11,013	55	(1,048)
Total costs and expenses	2,838,761	2,488,032	2,209,155
Income from operations	1,251,225	1,073,686	779,089
Interest expense	(36,185)	(22,934)	(16,980)
Other income (expense), net	66,886	(5,389)	6,326
Income before provision for income taxes	1,281,926	1,045,363	768,435
Provision for income taxes	240,782	196,411	72,480
Net income	$1,041,144	$848,952	$695,955
Net income per share – basic	$3.86	$3.13	$2.54
Net income per share – diluted	$3.82	$3.09	$2.50
Weighted average common shares outstanding – basic	269,381	271,198	273,504
Weighted average common shares outstanding – diluted	272,748	275,011	278,858

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended December 31, 2023
(In thousands)

	2023	2022	2021
Net income	$1,041,144	$848,952	$695,955
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(4,815)	(59,310)	(15,423)
Changes in defined benefit plan liabilities	1,566	984	(463)
Unrealized gains on investments	132	—	—
Total other comprehensive loss, net of tax effects	(3,117)	(58,326)	(15,886)
Comprehensive income	$1,038,027	$790,626	$680,069

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 31, 2023
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, January 2, 2021	278,941	$2,217,939	$(2,057,829)	$2,350,333	$(17,425)	$2,493,018
Net income	—	—	—	695,955	—	$695,955
Other comprehensive loss, net of taxes	—	—	—	—	(15,886)	$(15,886)
Purchase of treasury stock	(4,401)	—	(612,297)	—	—	$(612,297)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,978	55,505	32,272	—	—	$87,777
Stock received for payment of employee taxes on vesting of restricted stock	(722)	(15,833)	(102,149)	—	—	$(117,982)
Stock-based compensation expense	—	210,090	—	—	—	$210,090
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675
Net income	—	—	—	848,952	—	$848,952
Other comprehensive loss, net of taxes	—	—	—	—	(58,326)	$(58,326)
Purchase of treasury stock	(6,602)	—	(1,020,091)	—	—	$(1,020,091)
Equity forward contract	—	(12,035)	(17,965)	—	—	$(30,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,079	56,708	48,620	—	—	$105,328
Stock received for payment of employee taxes on vesting of restricted stock	(598)	(17,140)	(94,724)	—	—	$(111,864)
Stock-based compensation expense	—	270,439	—	—	—	$270,439
Balance, December 31, 2022	272,675	$2,765,673	$(3,824,163)	$3,895,240	$(91,637)	$2,745,113
Net income	—	—	—	1,041,144	—	$1,041,144
Other comprehensive loss, net of taxes	—	—	—	—	(3,117)	$(3,117)
Purchase of treasury stock, including excise tax	(3,145)	—	(641,041)	—	—	$(641,041)
Equity forward contract	—	1,688	(61,688)	—	—	$(60,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,704	97,050	35,907	—	—	$132,957
Stock received for payment of employee taxes on vesting of restricted stock	(528)	(23,058)	(113,338)	—	—	$(136,396)
Stock-based compensation expense	—	325,611	—	—	—	$325,611
Balance, December 31, 2023	271,706	$3,166,964	$(4,604,323)	$4,936,384	$(94,754)	$3,404,271

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 31, 2023
(In thousands)

	2023	2022	2021
Cash and cash equivalents at beginning of year	$882,325	$1,088,940	$928,432
Cash flows from operating activities:
Net income	1,041,144	848,952	695,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,292	132,088	142,308
Amortization of debt discount and fees	1,262	1,134	1,219
Stock-based compensation	325,611	270,439	210,090
(Gain) loss on investments, net	(34,602)	5,425	(580)
Deferred income taxes	(36,512)	(107,606)	(43,178)
Provisions for losses on receivables	3,325	204	525
ROU asset amortization and change in operating lease liabilities	451	3,342	(11,606)
Other non-cash items	1,983	371	427
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(11,748)	(138,471)	2,014
Inventories	(65,895)	(23,073)	(39,027)
Prepaid expenses and other	39,015	(38,927)	(34,342)
Other assets	(45,784)	(933)	(7,133)
Accounts payable and accrued liabilities	5,415	113,945	67,356
Deferred revenue	(21,583)	131,462	100,731
Other long-term liabilities	1,802	43,542	16,199
Net cash provided by operating activities	1,349,176	1,241,894	1,100,958
Cash flows from investing activities:
Purchases of investments	(176,170)	(1,000)	—
Proceeds from the sale and maturity of investments	64,775	366	128
Purchases of property, plant and equipment	(102,337)	(123,215)	(65,298)
Purchases of intangible assets	(166)	(1,000)	(1,583)
Cash paid in business combinations, net of cash acquired	(198,351)	(613,785)	(226,201)
Net cash used for investing activities	(412,249)	(738,634)	(292,954)
Cash flows from financing activities:
Proceeds from revolving credit facility	50,000	585,000	—
Payments on revolving credit facility	(150,000)	(485,000)	—
Proceeds from term loan	—	300,000	—
Payment of debt issuance costs	—	(425)	(1,285)
Proceeds from issuance of common stock	132,957	105,331	87,772
Stock received for payment of employee taxes on vesting of restricted stock	(136,396)	(111,864)	(117,982)
Payments for repurchases of common stock	(700,134)	(1,050,091)	(612,297)
Net cash used for financing activities	(803,573)	(657,049)	(643,792)
Effect of exchange rate changes on cash and cash equivalents	(7,527)	(52,826)	(3,704)
Increase (decrease) in cash and cash equivalents	125,827	(206,615)	160,508
Cash and cash equivalents at end of year	$1,008,152	$882,325	$1,088,940

Supplemental cash flow information:
Cash paid for interest	$34,934	$21,122	$15,950
Cash paid for income taxes, net	253,700	233,235	146,424

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended December 31, 2023

NOTE 1. BUSINESS OVERVIEW
Cadence Design Systems, Inc. (“Cadence”) is an innovation leader in electronic system design that delivers essential computational software, hardware, and IP that its customers use to turn their design concepts into reality. Many of Cadence’s customers design semiconductors and electronic systems. Semiconductor companies focus on the design of all types of semiconductor devices including integrated circuits (“ICs”), analog, mixed-signal, memory, 3D-IC, processor chips for computing (“CPUs”), graphics (“GPUs”), and AI. These customers will then use the semiconductor devices in the design of printed circuit boards (“PCBs”). Cadence’s electronic systems customers design and create products for consumer and business needs, such as smartphones, laptop computers, gaming and entertainment systems, automobiles and autonomous driving systems, aerospace and defense systems, communication systems, networking products, compute servers, cloud data center infrastructure, artificial intelligence (“AI”) systems, medical equipment, and a much longer list of consumer products used in everyday life. These systems companies internally develop, or externally purchase, the sub-components for their products, including ICs and PCBs, which connect all the hardware components, and software at various levels that run on the hardware.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence.
Historically, Cadence’s fiscal years were 52- or 53-week periods ending on the Saturday closest to December 31. During fiscal 2022, Cadence’s Board of Directors approved a change in its fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective beginning with Cadence’s 2023 fiscal year, which began on January 1, 2023. Both fiscal year 2022 and 2021, which are included in this report for comparative purposes, represent 52-week periods.
Cadence’s first three fiscal quarters end on March 31, June 30, and September 30. No transition report was required in connection with this change.
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
Recently Adopted Accounting Standards
Cadence has not recently adopted any accounting standard updates that are material or potentially material to its consolidated financial statements.
New Accounting Standards Not Yet Adopted
Segment Reporting
In November 2023. the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” intended to improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Cadence is currently evaluating the impact of this standard on its financial statement disclosures.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. Cadence is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost. Depreciation and amortization are generally provided over the estimated useful lives, using the straight-line method, as follows:

Equipment and internal-use software	2-7 years
Buildings	25-32 years
Leasehold improvements	Shorter of the lease term or the estimated useful life
Building improvements and land improvements	Up to 32 years
Furniture and fixtures	3-5 years

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Capitalized costs were not material during fiscal 2023, 2022 or 2021.
Cadence recorded depreciation and amortization expense of $78.4 million, $69.1 million and $71.2 million during fiscal 2023, 2022 and 2021, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2023, 2022 and 2021 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs were $47.6 million and $41.7 million as of December 31, 2023, and December 31, 2022, respectively, and are included in other assets in Cadence’s consolidated balance sheet. Amortization of these assets was $41.4 million, $40.5 million and $40.1 million during fiscal 2023, 2022 and 2021, respectively, and is included in sales and marketing expense in Cadence’s consolidated income statement.
Goodwill
Cadence conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of Cadence’s single reporting unit may be less than its carrying amount. To assess for impairment, Cadence compares the estimated fair value of its single reporting unit to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired, and no further analysis is required. If the fair value of the reporting unit is less than the carrying value of its net assets, Cadence would be required to record an impairment charge.
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
Cadence’s non-marketable investments include its investments in privately held companies. These investments are initially recorded at cost and are included in other assets in the consolidated balance sheets. Cadence accounts for these investments using the measurement alternative when the fair value of the investment is not readily determinable, and Cadence does not have the ability to exercise significant influence, or the equity method of accounting when it is determined that Cadence has the ability to exercise significant influence. For investments accounted for using the equity method of accounting, Cadence records its proportionate share of the investee’s income or loss, net of the effects of any basis differences, to other income (expense), net on a one-quarter lag in Cadence’s consolidated income statements.
Cadence reviews its non-marketable investments for impairment on a regular basis by considering investee financial performance and other information received from the investee companies that indicates a decline in value has occurred. For non-marketable equity investments accounted for using the measurement alternative, the carrying amount may also be adjusted based on observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments to the carrying amounts of non-marketable investments are recorded in other income (expense), net in the consolidated income statements. There were no material events or circumstances impacting the carrying amount of our non-marketable investments during the periods presented.
Investments in Debt Securities
Cadence’s investments in debt securities are comprised of investments in mortgage-backed and asset backed-securities and are carried at fair value as a component of prepaid expenses and other in the consolidated balance sheets. Cadence classifies its investment in debt securities as available-for-sale, and gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on its consolidated balance sheets.

Cadence assesses its portfolio of debt securities for impairment at least quarterly. Cadence records an allowance for credit losses on debt securities when the fair value of a debt security is below its amortized cost, and it is more likely than not that Cadence will either sell the impaired security before recovery of its amortized basis or has the intention to sell the security. Provisions for credit losses on impaired debt securities are recorded as a component of other income (expense), net in the consolidated income statements.
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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded as a component of retained earnings by Cadence on the reissuance of treasury stock during fiscal 2023, 2022 or 2021.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During fiscal 2023, Cadence recorded excise tax of $0.9 million as a component of treasury stock to account for the incremental cost of the shares repurchased. A corresponding liability for the excise tax payable was recorded as a component of accounts payable and accrued liabilities on Cadence's consolidated balance sheet as of December 31, 2023.
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
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $21.7 million, $17.0 million and $7.5 million during fiscal 2023, 2022 and 2021, respectively, and is included in marketing and sales in the consolidated income statements.
Restructuring
Cadence records personnel-related restructuring charges with termination benefits when the costs are both probable and estimable. Cadence records personnel-related restructuring charges with non-customary termination benefits when the plan has been communicated to the affected employees. Cadence generally begins recording facilities-related restructuring charges in the period in which a formal plan to vacate an affected facility is established. In connection with facilities-related restructuring plans, Cadence has made certain assumptions and estimates related to facilities, particularly the timing of exit and the ability to sublease. Facility closure costs in restructuring charges primarily includes accelerated ROU asset amortization, lease buyout costs and certain contractual costs to maintain facilities during the period after abandonment.
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

NOTE 3. REVENUE
Cadence groups its products and services into five categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s five product categories for fiscal 2023, 2022 and 2021:

	2023	2022	2021
Custom IC Design and Simulation	22%	22%	23%
Digital IC Design and Signoff	27%	28%	29%
Functional Verification, including Emulation and Prototyping Hardware*	27%	26%	24%
IP	12%	12%	13%
System Design and Analysis	12%	12%	11%
Total	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during fiscal 2023, 2022 or 2021.
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
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for fiscal 2023, 2022 and 2021:

	2023	2022	2021
Revenue recognized over time	81%	83%	85%
Revenue from arrangements with non-cancelable commitments	3%	2%	3%
Recurring revenue	84%	85%	88%
Up-front revenue	16%	15%	12%
Total	100%	100%	100%
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
Cadence’s contract balances as of December 31, 2023, and December 31, 2022, were as follows:

	As of
	December 31, 2023	December 31, 2022
	(In thousands)
Contract assets	$17,554	$22,766
Deferred revenue	763,955	782,062
Cadence recognized revenue of $689.7 million, $540.7 million and $430.2 million during fiscal 2023, 2022 and 2021, respectively, that was included in the deferred revenue balance at the beginning of each fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $6.0 billion as of December 31, 2023, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of December 31, 2023, Cadence expected to recognize 56% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 39% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $55.0 million, $52.8 million and $47.1 million during fiscal 2023, 2022 and 2021, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of December 31, 2023, and December 31, 2022, were as follows:

	As of
	December 31, 2023	December 31, 2022
	(In thousands)
Accounts receivable	$299,814	$314,666
Unbilled accounts receivable	193,963	174,334
Long-term receivables	10,755	2,735
Total receivables	504,532	491,735
Less allowance for doubtful accounts	(4,553)	(2,290)
Total receivables, net	$499,979	$489,445
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of December 31, 2023, and December 31, 2022, no single customer accounted for 10% or more of Cadence’s total receivables.
Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2023, 2022 and 2021 were as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended December 31, 2023	$2,290	$3,325	$—	$(1,062)	$4,553
Year ended December 31, 2022	3,692	204	—	(1,606)	2,290
Year ended January 1, 2022	$2,867	$525	$780	$(480)	$3,692

NOTE 5. DEBT
Cadence’s outstanding debt as of December 31, 2023, and December 31, 2022, was as follows:

	December 31, 2023			December 31, 2022
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
Revolving Credit Facility	$—	$—	$—	$100,000	$—	$100,000
2024 Notes	350,000	(715)	349,285	350,000	(1,581)	348,419
2025 Term Loan	300,000	(229)	299,771	300,000	(341)	299,659
Total outstanding debt	$650,000	$(944)	$649,056	$750,000	$(1,922)	$748,078
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
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of December 31, 2023, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued a $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. The net balance of the 2024 notes of $349.3 million was classified as a current liability on Cadence’s consolidated balance sheet as of December 31, 2023.
Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. The fair value of the 2024 Notes was approximately $347.2 million as of December 31, 2023.
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

2025 Term Loan
In September 2022, Cadence entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025, with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of Cadence’s unsecured indebtedness. Proceeds from the loan were used to fund Cadence’s acquisition of OpenEye Scientific Software, Inc. (“OpenEye”). Debt issuance costs associated with the 2025 Term Loan were not material.
Amounts outstanding under the 2025 Term Loan accrue interest at a rate equal to, at Cadence’s option, either (1) Term SOFR plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. As of December 31, 2023, the interest rate on the 2025 Term Loan was 6.21%. Interest is payable quarterly. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the 2025 Term Loan approximates fair value.
The 2025 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2025 Term Loan contains a financial covenant that requires Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step-up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of December 31, 2023, Cadence was in compliance with all financial covenants associated with the 2025 Term Loan.
NOTE 6. ACQUISITIONS
2023 Acquisitions
Acquisition of IP Assets from Rambus Inc.
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

Acquisition of Pulsic, Ltd.
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
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and is not deductible for tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of Pulsic were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$8,000	6.2 years
Agreements and relationships	4,100	8.0 years
Tradenames, trademarks and patents	300	6.0 years
Total acquired intangibles with definite lives	$12,400	6.8 years
Acquisition of Intrinsix Corporation
On October 2, 2023, Cadence acquired all of the outstanding equity of Intrinsix Corporation (“Intrinsix”) from CEVA, Inc. The acquisition enhances Cadence’s system and IC design services resources with the addition of a team with expertise in advanced nodes, radio frequency, mixed-signal and security algorithms. The acquisition also expands Cadence’s reach in key high-growth vertical sectors, including aerospace and defense. The aggregate cash consideration for Cadence’s acquisition of Intrinsix was $34.6 million, net of cash acquired of $0.5 million. With its acquisition of Intrinsix, Cadence recorded $2.6 million of definite-lived intangible assets, $31.6 million of goodwill and $0.9 million net assets. The weighted average amortization period for the definite-lived intangible assets acquired with Cadence’s acquisition of Intrinsix was 5.0 years.The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and is not deductible for tax purposes.
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
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and is not deductible for tax purposes.
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
2021 Acquisitions
On February 23, 2021, Cadence acquired all of the outstanding equity of Belgium-based Numerical Mechanics Applications International SA (“NUMECA”). The addition of NUMECA’s technologies and talent supports Cadence’s Intelligent System Design strategy, servicing the computational fluid dynamics (“CFD”) space as part of System Design and Analysis. The aggregate cash consideration for Cadence’s acquisition of NUMECA, net of cash acquired of $9.6 million, was $188.6 million. Cadence recognized expense for consideration paid to certain former NUMECA shareholders that was subject to service and other conditions, through the first quarter of fiscal 2023.
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
Pro Forma Financial Information
Cadence has not presented pro forma financial information for any of the businesses it acquired during fiscal 2023, 2022 and fiscal 2021 because the results of operations for these businesses are not material to Cadence’s consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s consolidated income statement. During fiscal 2023, 2022 or 2021, transaction costs associated with acquisitions were $12.1 million, $10.1 million and $2.6 million, respectively.
NOTE 7. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2023 and 2022 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of January 1, 2022	$928,358
Goodwill resulting from acquisitions	456,323
Effect of foreign currency translation	(10,413)
Balance as of December 31, 2022	1,374,268
Goodwill resulting from acquisitions	160,083
Effect of foreign currency translation	1,494
Balance as of December 31, 2023	$1,535,845
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2023 and determined that the fair value of Cadence’s single reporting unit exceeded the carrying amount of its net assets and that no impairment existed.
Acquired Intangibles, Net
Acquired intangibles as of December 31, 2023, were as follows, excluding intangibles that were fully amortized as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$325,710	$(141,659)	$184,051
Agreements and relationships	198,259	(61,395)	136,864
Tradenames, trademarks and patents	13,460	(4,332)	9,128
Total acquired intangibles with definite lives	$537,429	$(207,386)	$330,043
In-process technology	6,800	—	6,800
Total acquired intangibles	$544,229	$(207,386)	$336,843
In-process technology as of December 31, 2023, consisted of acquired projects that, if completed, will contribute to Cadence’s existing product offerings. As of December 31, 2023, these projects were expected to be completed during the first quarter of fiscal 2024. During fiscal 2023, there were no transfers from in-process technology to existing technology.

Acquired intangibles as of December 31, 2022, were as follows, excluding intangibles that were fully amortized as of January 1, 2022:

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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for fiscal 2023, 2022 and 2021, by consolidated income statement caption, was as follows:

	2023	2022	2021
	(In thousands)
Cost of product and maintenance	$43,808	$41,348	$47,576
Amortization of acquired intangibles	18,162	18,470	19,640
Total amortization of acquired intangibles	$61,970	$59,818	$67,216
As of December 31, 2023, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2024	$64,006
2025	51,277
2026	45,698
2027	43,184
2028	39,015
Thereafter	86,863
Total estimated amortization expense	$330,043
NOTE 8. INCOME TAXES
The United States enacted the Tax Cuts and Jobs Act in December 2017, which required companies to capitalize all of their research and development (“R&D”) costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, Cadence began capitalizing and amortizing R&D costs over five years for domestic research and fifteen years for international research rather than expensing these costs as incurred. The mandatory capitalization requirement increased Cadence’s fiscal 2023 and 2022 effective tax rates, deferred tax assets, and cash tax payments.
Cadence’s income before provision for income taxes included income from the United States and from foreign subsidiaries for fiscal 2023, 2022 and 2021, was as follows:

	2023	2022	2021
	(In thousands)
United States	$533,442	$402,083	$376,037
Foreign subsidiaries	748,484	643,280	392,398
Total income before provision for income taxes	$1,281,926	$1,045,363	$768,435

Cadence’s provision for income taxes was comprised of the following items for fiscal 2023, 2022 and 2021:

	2023	2022	2021
	(In thousands)
Current:
Federal	$156,495	$212,380	$19,957
State and local	15,933	7,280	25,246
Foreign	104,866	84,357	70,455
Total current	277,294	304,017	115,658

Deferred:
Federal	(87,851)	(79,170)	(16,415)
State and local	25,440	(50,640)	(30,406)
Foreign	25,899	22,204	3,643
Total deferred	(36,512)	(107,606)	(43,178)

Total provision for income taxes	$240,782	$196,411	$72,480
During fiscal 2023, Cadence recognized a tax benefit of approximately $24.8 million due to the recognition of previously unrecognized tax benefits from the expiration of the applicable statute of limitations and a tax benefit of approximately $14.0 million primarily related to a change in R&D expenses that were capitalized in fiscal 2022.
During fiscal 2022, Cadence recognized a tax benefit of approximately $68.7 million due to a release of the valuation allowance on its California research and development tax credit deferred tax assets. In evaluating its ability to realize its deferred tax assets, Cadence considered all available positive and negative evidence, including its past operating results, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Cadence expects to utilize these tax credits based on current earnings and future taxable income projections.
During fiscal 2021, Cadence recognized a tax benefit of approximately $10.5 million due to a release of the valuation allowance on its Massachusetts research and development tax credit deferred tax assets. Cadence expects to utilize these tax credits prior to expiration based on current earnings and future taxable income projections.
The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rates of 21% to income before provision for income taxes for fiscal 2023, 2022, and 2021 as follows:

	2023	2022	2021
	(In thousands)
Provision computed at federal statutory income tax rate	$269,205	$219,526	$161,880
State and local income tax, net of federal tax effect	40,304	29,622	24,640
Intercompany transfers of intangible property rights	23,826	—	—
Foreign income tax rate differential	(54,210)	(49,949)	(26,887)
Foreign-derived intangible income deduction	(14,253)	(2,335)	(22,050)
U.S. tax on foreign entities	113,011	132,563	51,112
Stock-based compensation	(26,805)	(17,023)	(55,091)
Change in deferred tax asset valuation allowance	9,077	(38,073)	(8,262)
Tax credits	(130,383)	(105,366)	(90,054)
Non-deductible research and development expense	—	—	4,443
Withholding taxes	15,300	17,459	23,495
Tax settlements, foreign	4,034	—	—
Increase (decrease) in unrecognized tax benefits	(19,660)	2,354	1,511
Other	11,336	7,633	7,743
Provision for income taxes	$240,782	$196,411	$72,480
Effective tax rate	19%	19%	9%

The components of deferred tax assets and liabilities consisted of the following as of December 31, 2023, and December 31, 2022:

	As of
	December 31, 2023	December 31, 2022
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$129,513	$142,374
Reserves and accruals	78,993	75,543
Intangible assets	506,398	538,424
Capitalized research and development expense for income tax purposes	242,465	149,625
Operating loss carryforwards	9,598	11,081
Deferred income	77,066	64,897
Capital loss carryforwards	16,483	16,777
Stock-based compensation costs	27,409	22,830
Depreciation and amortization	10,671	9,176
Investments	15,949	9,016
Lease liability	33,639	37,758
Prepaid expenses	3,253	14,699
Total deferred tax assets	1,151,437	1,092,200
Valuation allowance	(79,162)	(70,085)
Net deferred tax assets	1,072,275	1,022,115

Deferred tax liabilities:
Intangible assets	(83,308)	(82,971)
Undistributed foreign earnings	(64,371)	(51,394)
ROU assets	(33,639)	(37,758)
Investments	(6,318)	—
Other	(13,455)	(11,060)
Total deferred tax liabilities	(201,091)	(183,183)
Total net deferred tax assets	$871,184	$838,932
During fiscal 2023, 2022 and 2021 Cadence maintained valuation allowances of $79.2 million, $70.1 million, and $108.2 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets requires future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:
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
The valuation allowance increased by $9.1 million during fiscal 2023, and decreased by $38.1 million and $8.3 million during fiscal 2022 and fiscal 2021, respectively. The valuation allowance activity was primarily related to state research and development tax credits and certain foreign tax credits.

As of December 31, 2023, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$167	from 2027 through 2033
California	28,437	from 2025 through 2041
Other states (tax effected, net of federal benefit)	762	from 2024 through indefinite
Foreign (tax effected)	6,719	indefinite
As of December 31, 2023, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$42,905	from 2031
California	33,542	indefinite
Other states	11,065	from 2031 through indefinite
Foreign	42,002	from 2042 through indefinite
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of December 31, 2023, Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States – Federal	2017
United States – California	2019
Ireland	2019
Israel	2017
Korea	2019
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2023, 2022 and 2021 are as follows:

	2023	2022	2021
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$126,073	$130,530	$113,021
Gross amount of the increase (decrease) in unrecognized tax benefits of tax positions taken during a prior year*	(1,401)	2,152	15,414
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	2,565	2,660	5,100
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(8,000)	—	(270)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(24,768)	(7,430)	(2,778)
Effect of foreign currency translation	(158)	(1,839)	43
Unrecognized tax benefits at the end of the fiscal year	$94,311	$126,073	$130,530

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$93,398	$121,415	$79,654
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions

Cadence is currently under examination or contesting proposed adjustments by various domestic and international taxing authorities. It is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $4.9 million during the next 12 months. The potential decrease could be a combination of settlements with tax authorities and expiration of statute of limitations. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements or examinations in advance of statute of limitation expirations.
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision for income taxes for fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(In thousands)
Interest	$2,282	$434	$1,171
Penalties	267	7	(11)
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 31, 2023, and December 31, 2022, were as follows:

	As of
	December 31, 2023	December 31, 2022
	(In thousands)
Interest	$4,813	$5,133
Penalties	—	—
NOTE 9. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2023, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 6.5 million. As of December 31, 2023, the total number of shares available for future issuance under the Omnibus Plan was 15.5 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a period of three years to four years. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of December 31, 2023, the total number of shares available for future issuance under the Directors Plan was 0.4 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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

Stock-Based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(In thousands)
Stock options	$15,939	$14,597	$9,051
Restricted stock	278,567	224,887	181,946
ESPP	31,105	30,955	19,093
Total stock-based compensation expense	$325,611	$270,439	$210,090

Income tax benefit	$50,994	$40,612	$33,958
Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2023, 2022 and 2021 as follows:

	2023	2022	2021
	(In thousands)
Cost of product and maintenance	$4,500	$3,818	$3,375
Cost of services	5,728	4,851	4,161
Marketing and sales	66,304	54,771	43,264
Research and development	194,709	158,937	131,247
General and administrative	54,370	48,062	28,043
Total stock-based compensation expense	$325,611	$270,439	$210,090
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted, and the weighted average assumptions used in the model for fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Dividend yield	None	None	None
Expected volatility	32.6%	36.0%	31.7%
Risk-free interest rate	3.62%	2.14%	1.02%
Expected term (in years)	5.0	4.8	4.8
Weighted average fair value of options granted	$71.83	$49.16	$46.10
A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2023 is presented below:

		Weighted Average	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 31, 2022	2,915	$80.35
Granted	262	205.87
Exercised	(797)	38.82
Forfeited	(13)	131.94
Options outstanding as of December 31, 2023	2,367	$107.93	3.5	$389,178
Options vested as of December 31, 2023	1,763	$85.79	2.8	$328,927

Cadence had total unrecognized compensation expense related to stock option grants of $32.9 million as of December 31, 2023, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.3 years.
The total intrinsic value of and cash received from options exercised during fiscal 2023, 2022 and 2021 was:

	2023	2022	2021
	(In thousands)
Intrinsic value of options exercised	$139,125	$105,242	$129,403
Cash received from options exercised	30,940	16,014	23,844
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
Certain long-term, market-based stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Vesting of the market-based awards is contingent upon achieving market conditions of total shareholder return relative to a peer index. Stock-based compensation expense is recognized using the graded-vesting method over the vesting term. If the market-based conditions are not ultimately met, compensation expense previously recognized is not reversed. As of December 31, 2023, Cadence had 2.4 million shares of unvested long-term, market-based stock awards outstanding.
Cadence granted market-based awards in fiscal 2023 and fiscal 2022. No market-based awards were granted in fiscal 2021. Compensation expense is calculated using the fair value of the market-based stock awards under Monte Carlo simulation model. The weighted average assumptions used in the model for fiscal 2023 and fiscal 2022 were as follows:

	2023	2022
Dividend yield	None	None
Expected volatility	33.6%	29.1%
Risk-free interest rate	3.64%	1.98%
Expected term (in years)	3.8	5.1
Weighted average fair value of market-based awards granted	$132.20	$51.34
Stock-based compensation expense related to performance-based restricted stock grants and market-based restricted stock grants for fiscal 2023, 2022 and 2021 was as follows:

	2023	2022	2021
	(In thousands)
Stock-based compensation expense related to performance-based restricted stock	$22,922	$17,753	$16,225
Stock-based compensation expense related to market-based stock awards	30,095	25,259	6,453

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2023 is presented below:

		Weighted Average Grant Date	Aggregate Intrinsic
	Shares	Fair Value	Value
	(In thousands)		(In thousands)
Unvested shares as of December 31, 2022	6,371	$99.03
Granted	1,546	233.78
Vested	(2,052)	115.26
Forfeited	(268)	118.97
Unvested shares as of December 31, 2023	5,597	$129.35	$1,138,797
As of December 31, 2023, Cadence had total unrecognized compensation expense related to restricted stock grants of $547.2 million, which will be recognized over a weighted average vesting period of 1.8 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2023, 2022 and 2021 was:

	2023	2022	2021
	(In thousands)
Fair value of restricted stock realized upon vesting	$442,556	$346,003	$365,298
Employee Stock Purchase Plan
Cadence provides an ESPP that enables eligible employees to purchase shares of its common stock. Offering periods under the plan last a duration of six months beginning on either February 1 or August 1, with the purchase dates falling on the last day of the six-month offering period. For the offering periods commencing after February 1, 2022, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 15% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $25,000. The ESPP may be amended from time to time. As of December 31, 2023, the total number of shares available for future issuance under the ESPP was 3.3 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Dividend yield	None	None	None
Expected volatility	29.9%	37.2%	31.5%
Risk-free interest rate	4.50%	1.71%	0.07%
Expected term (in years)	0.5	0.5	0.5
Weighted average fair value of options granted	$50.95	$43.41	$33.77
Shares of common stock issued under the ESPP for fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	647	703	624
Cash received for the purchase of shares under the ESPP	$102,017	$89,314	$63,932
Weighted average purchase price per share	$157.70	$127.12	$102.41

Reserved for Future Issuance
As of December 31, 2023, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	21,028
Employee stock purchase plans	3,280
Directors stock plans*	458
Total	24,766
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
During fiscal 2023, Cadence repurchased approximately 2.3 million shares on the open market, for an aggregate purchase price of 500.0 million.
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
As of December 31, 2023, approximately $1.4 billion of the share repurchase authorization remained available to repurchase shares of Cadence common stock.
In June 2022, Cadence also entered into an ASR agreement with Royal Bank of Canada to repurchase an aggregate of $100.0 million of Cadence common stock. The ASR agreement was accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on Cadence’s own stock. In June 2022, Cadence received an initial share delivery of approximately 0.5 million shares, which represented the number of shares at a market price equal to $70.0 million. An equity-linked contract for $30.0 million, representing the remaining shares to be delivered by Royal Bank of Canada under the ASR agreement, was recorded to stockholders’ equity. In September 2022, the ASR agreement settled and resulted in a delivery to Cadence of approximately 0.1 million additional shares. In total, approximately 0.6 million shares were repurchased under the ASR agreement at an average price per share of $167.07. The shares received were treated as a repurchase of common stock for purposes of calculating earnings per share.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2023, 2022 and 2021 were as follows:

	2023*	2022**	2021
	(In thousands)
Shares repurchased	3,145	6,602	4,401
Total cost of repurchased shares	$700,134	$1,050,091	$612,297
_____________
*Includes 276 thousand shares and $60 million equity forward contract from the June 2023 ASR settled in August 2023, and excludes $0.9 million of excise tax.
**Includes 109 thousand shares and $30 million equity forward contract from the June 2022 ASR settled in September 2022.

NOTE 11. RESTRUCTURING AND OTHER CHARGES
Cadence has initiated various restructuring plans in recent years in an effort to better align its resources with its business strategy. Most recently, in August 2023, Cadence initiated a restructuring plan (the “2023 Restructuring Plan”) and incurred costs comprised of severance payments and termination benefits related to headcount reductions and costs related to impacted facilities. Cadence expects to incur facility-related restructuring charges in future periods until all affected leases are terminated. These facility-related charges are not expected to be material. These costs are included in restructuring on Cadence’s consolidated income statements.
The following table presents activity for Cadence’s restructuring plans during fiscal 2023, 2022 and 2021:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, January 2, 2021	$7,321	$1,372	$8,693
Restructuring	(1,480)	432	(1,048)
Cash payments	(5,774)	(1,761)	(7,535)
Effect of foreign currency translation	(67)	—	(67)
Balance, January 1, 2022	$—	$43	$43
Restructuring	—	55	55
Cash payments	—	(98)	(98)
Effect of foreign currency translation	—	—	—
Balance, December 31, 2022	$—	$—	$—
Restructuring	10,935	78	11,013
Non-cash changes	—	(78)	(78)
Cash payments	(8,211)	—	(8,211)
Effect of foreign currency translation	(121)	—	(121)
Balance, December 31, 2023	$2,603	$—	$2,603
All liabilities for severance and related benefits under the 2023 Restructuring Plan are included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet as of December 31, 2023. Cadence expects to make cash payments to settle these liabilities through fiscal 2024.
Other Termination Benefits
During fiscal 2021, Cadence offered a voluntary retirement program to eligible employees in the United States. This program resulted in a one-time charge of $26.8 million for voluntary termination and post-employment benefits. These charges were included in cost of revenue and each of the operating expense categories included in Cadence’s consolidated income statements. As of December 31, 2023, there were no remaining liabilities related to the voluntary retirement program on Cadence’s consolidated balance sheet.
NOTE 12. OTHER INCOME (EXPENSE), NET
Cadence’s other income (expense), net, for fiscal 2023, 2022 and 2021 was as follows:

	2023	2022	2021
	(In thousands)
Interest income	$29,637	$10,099	$2,634
Gains (losses) on investments	34,602	(5,425)	580
Gains (losses) on securities in NQDC trust	10,851	(8,744)	6,163
Losses on foreign exchange	(5,490)	(459)	(2,789)
Other expense, net	(2,714)	(860)	(262)
Total other income (expense), net	$66,886	$(5,389)	$6,326

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
The calculations for basic and diluted net income per share for fiscal 2023, 2022 and 2021 are as follows:

	2023	2022	2021
	(In thousands, except per share amounts)
Net income	$1,041,144	$848,952	$695,955
Weighted average common shares used to calculate basic net income per share	269,381	271,198	273,504
Stock-based awards	3,367	3,813	5,354
Weighted average common shares used to calculate diluted net income per share	272,748	275,011	278,858
Net income per share – basic	$3.86	$3.13	$2.54
Net income per share – diluted	$3.82	$3.09	$2.50
The following table presents shares of Cadence’s common stock outstanding for fiscal 2023, 2022 and 2021 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2023	2022	2021
	(In thousands)
Long-term market-based awards	1,381	1,565	—
Options to purchase shares of common stock	345	716	214
Non-vested shares of restricted stock	232	88	41
Total potential common shares excluded	1,958	2,369	255

NOTE 14. INVESTMENTS
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s consolidated balance sheets. Changes in the fair value of these investments are recorded to other income (expense), net in Cadence’s consolidated income statements. The carrying value of marketable equity investments was $80.6 million and $4.5 million as of December 31, 2023, and December 31, 2022, respectively.
Marketable Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on the consolidated balance sheet as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale securities
Mortgage-backed and asset-backed securities	$49,653	$375	$(243)	$49,785
Total available-for-sale securities	$49,653	$375	$(243)	$49,785

Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's consolidated balance sheets.

As of December 31, 2023, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$—
Due after 1 year through 5 years	10,027
Due after 5 years through 10 years	16,180
Due after 10 years	23,578
Total	$49,785
As of December 31, 2023, Cadence does not intend to sell any of its available-for-sale securities in an unrealized loss position, and it is more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $111.1 million and $117.7 million as of December 31, 2023, and December 31, 2022, respectively. Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income (expense), net in Cadence’s consolidated income statements. During fiscal 2023, 2022 and 2021, Cadence recorded losses of $2.7 million, $3.6 million and $1.1 million respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $27.2 million and $2.3 million as of December 31, 2023, and December 31, 2022, respectively. There were no material upward or downward adjustments to non-marketable investments held or sold by Cadence during the periods presented.
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

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 31, 2023, and December 31, 2022:

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$490,983	$490,983	$—	$—
Marketable equity securities:
Marketable equity securities	80,575	80,575	—	—
Mortgage-backed and asset-backed securities	49,785	—	49,785	—
Securities held in NQDC trust	75,671	75,671	—	—
Foreign currency exchange contracts	9,327	—	9,327	—
Total Assets	$706,341	$647,229	$59,112	$—

As of December 31, 2023, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 31, 2022:
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$548,373	$548,373	$—	$—
Marketable equity securities	4,490	4,490	—	—
Securities held in NQDC trust	55,605	55,605	—	—
Foreign currency exchange contracts	5,306	—	5,306	—
Total Assets	$613,774	$608,468	$5,306	$—

As of December 31, 2022, Cadence did not have any financial liabilities requiring a recurring fair value measurement.
Level 1 Measurements
Cadence’s cash equivalents held in money market funds, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using Level 1 inputs.
Level 2 Measurements
The valuation techniques used to determine the fair value of Cadence’s investments in marketable debt securities, foreign currency forward exchange contracts, the 2024 Notes and the 2025 Term Loan are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 5 in the notes to consolidated financial statements.
Level 3 Measurements
During fiscal 2023, Cadence acquired intangible assets of $41.0 million. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
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

For agreements and relationships, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using customer retention rates between 70% and 90%. The present value of operating cash flows from existing customers was determined using discount rates between 12% and 15%.
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

NOTE 16. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of December 31, 2023, and December 31, 2022, is as follows:

	As of
	December 31, 2023	December 31, 2022
	(In thousands)
Inventories:
Raw materials	$162,754	$113,982
Finished goods	18,907	14,023
Inventories	$181,661	$128,005

Prepaid expenses and other:
Prepaid income taxes	$24,905	$69,498
Short-term investments	130,359	4,490
Other prepaid expenses and other assets	141,916	135,739
Prepaid expenses and other	$297,180	$209,727

Property, plant and equipment:
Equipment and internal-use software	$781,683	$727,415
Buildings	131,882	131,949
Land	56,641	56,611
Leasehold, building and land improvements	211,854	176,413
Furniture and fixtures	39,998	34,330
In-process capital assets	17,937	21,670
Total cost	1,239,995	1,148,388
Less: Accumulated depreciation and amortization	(836,782)	(776,937)
Property, plant and equipment, net	$403,213	$371,451

Other assets:
Non-marketable investments	$138,321	$119,997
ROU lease assets	150,797	170,379
Other long-term assets	248,254	185,901
Other assets	$537,372	$476,277

Accounts payable and accrued liabilities:
Trade accounts payable	$91,194	$47,113
Payroll and payroll-related accruals	294,108	294,620
Customer deposits	18,790	54,568
Other accrued operating liabilities	172,466	160,857
Accounts payable and accrued liabilities	$576,558	$557,158

Other long-term liabilities:
Operating lease liabilities	$115,358	$139,337
Other accrued liabilities	160,293	165,323
Other long-term liabilities	$275,651	$304,660

NOTE 17. LEASES
Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was as follows during fiscal 2023, 2022 and 2021:

	2023	2022	2021
	(In thousands)
Operating lease expense	$56,805	$49,165	$43,210
Additional activity related to Cadence’s leases during fiscal 2023, 2022 and 2021 was as follows:

	2023	2022	2021
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$46,069	$34,334	$50,151
ROU assets obtained in exchange for operating lease obligations	32,597	83,758	31,813
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the consolidated balance sheets as follows:

	As of
	December 31, 2023	December 31, 2022
	(In thousands)
Other assets	$150,797	$170,379

Accounts payable and accrued liabilities	41,619	36,737
Other long-term liabilities	115,358	139,337
Total lease liabilities	$156,977	$176,074

Weighted average remaining lease term (in years)	5.7	6.3
Weighted average discount rate	4%	4%
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2023, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2024	$45,304
2025	36,433
2026	27,054
2027	16,785
2028	13,122
Thereafter	38,693
Total future lease payments	177,391
Less imputed interest	(20,414)
Total lease liability balance	$156,977

NOTE 18. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Cadence had purchase obligations of $107.4 million as of December 31, 2023, that were associated with agreements or commitments for purchases of goods or services. Cadence expects to settle $68.7 million of these obligations within the next 12 months.

Legal Proceedings
From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and legal proceedings related to IP, indemnification obligations, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. Cadence is also subject from time to time to inquiries, investigations and regulatory proceedings involving governments and regulatory agencies in the jurisdictions in which Cadence operates. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and litigation matters and may revise estimates.
Tax Proceedings
In December 2022, Cadence received a tax audit assessment of approximately $49 million from the Korea taxing authorities for years 2017-2019. The tax audit assessment is primarily related to value-added taxes. Cadence was required to pay these assessed taxes, prior to being allowed to contest or litigate the assessment in administrative and judicial proceedings. The assessment was paid by Cadence in January 2023 and recorded as a component of other assets in the consolidated balance sheets. Payment of this amount is not an admission that Cadence is subject to such taxes, and Cadence continues to defend its position vigorously. Cadence did not record a reserve for this contingency as of December 31, 2023 or December 31, 2022 as Cadence does not believe a loss is probable because it believes it will ultimately prevail in full. The entire dispute resolution process may take up to eight years.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2023, 2022 or 2021.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s IP. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
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
Cadence did not incur any material losses from indemnification claims during fiscal 2023, 2022 or 2021.
NOTE 19. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(In thousands)
Contributions to defined contribution plans	$39,651	$35,464	$33,029
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

NOTE 20. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses, changes in defined benefit plan liabilities and unrealized gains and losses on investments and is presented in Cadence’s consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of December 31, 2023, and December 31, 2022:

	As of
	December 31, 2023	December 31, 2022
	(In thousands)
Foreign currency translation loss	$(90,678)	$(85,863)
Changes in defined benefit plan liabilities	(4,208)	(5,774)
Unrealized gains on investments	132	—
Total accumulated other comprehensive loss	$(94,754)	$(91,637)
For fiscal 2023, 2022 and 2021, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.
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
The following table presents a summary of revenue by geography for fiscal 2023, 2022 and 2021:

	2023	2022	2021
	(In thousands)
Americas:
United States	$1,694,529	$1,577,881	$1,292,980
Other Americas	65,259	53,123	42,141
Total Americas	1,759,788	1,631,004	1,335,121
Asia:
China	679,538	521,509	378,160
Other Asia	766,409	629,533	566,772
Total Asia	1,445,947	1,151,042	944,932
Europe, Middle East and Africa	655,078	582,350	523,390
Japan	229,173	197,322	184,801
Total	$4,089,986	$3,561,718	$2,988,244

The following table presents a summary of long-lived assets by geography as of December 31, 2023, December 31, 2022, and January 1, 2022:

	As of
	December 31, 2023	December 31, 2022	January 1, 2022
	(In thousands)
Americas:
United States	$383,807	$347,822	$267,202
Other Americas	10,219	7,548	975
Total Americas	394,026	355,370	268,177
Asia:
China	29,598	51,667	56,403
Other Asia	71,365	73,329	54,677
Total Asia	100,963	124,996	111,080
Europe, Middle East and Africa	56,449	56,959	53,748
Japan	2,572	4,505	3,030
Total	$554,010	$541,830	$436,035

NOTE 22. SUBSEQUENT EVENT
On January 8, 2024, Cadence acquired all of the outstanding equity of Invecas, Inc. (“Invecas”), a leading provider of design engineering, embedded software and system-level solutions. The acquisition adds a skilled system design engineering team to Cadence, with expertise in providing customers with custom solutions across chip design, product engineering, advanced packaging and embedded software. The aggregate cash consideration of approximately $95 million will be allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Cadence expects to complete the initial accounting for its acquisition of Invecas during the first quarter of fiscal 2024.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
3.01	The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.	10-Q	000-15867	3.01	7/22/2019
3.02	The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.01	11/3/2023
4.01	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.02	Base Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee.	8-K	000-15867	4.01	10/9/2014
4.03	First Supplemental Indenture, dated October 9, 2014, between the Registrant and Wells Fargo Bank, N.A., as trustee (including the Form of 4.375% Senior Notes due 2024).	8-K	000-15867	4.02	10/9/2014
4.04	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.01*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.02*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.03*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.04*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-275140	99.01	10/23/2023
10.05*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-Q	000-15867	10.01	10/23/2023
10.06*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-Q	000-15867	10.02	10/23/2023
10.07*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.08*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.09*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.10*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.11*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
10.12*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-226293	99.01	7/23/2018
10.13*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.	10-K	000-15867	10.26	2/24/2020
10.14*	The Registrant’s Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.15*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016
10.16*	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011

10.17*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016
10.18*	Employment Agreement, effective as of January 8, 2009, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.93	3/2/2009
10.19*	Employment Agreement, effective as of February 23, 2009, between the Registrant and Nimish H. Modi.	10-K	001-10606	10.96	3/2/2009
10.20*	Form of First Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-Q	001-10606	10.02	7/31/2009
10.21*	Form of Second Amendment to Employment Agreement between the Registrant and the Registrant’s named executive officers.	10-K	001-10606	10.94	2/26/2010
10.22*	Second Amendment to Employment Agreement, effective as of March 1, 2010, between the Registrant and Lip-Bu Tan.	10-K	001-10606	10.95	2/26/2010
10.23*	Third Amendment to Employment Agreement, effective as of March 22, 2018, between the Registrant and Lip-Bu Tan.	10-Q	000-15867	10.01	4/25/2018
10.24*	Employment Agreement, effective as of September 20, 2012, between the Registrant and Thomas P. Beckley.	10-K	000-15867	10.44	2/20/2014
10.25*	Letter, dated September 1, 2015, between the Registrant and Neil Zaman.	10-K	000-15867	10.49	2/18/2016
10.26*	Amended and Restated Employment Agreement, effective as of December 15, 2021, between the Registrant and Anirudh Devgan.	8-K/A	000-15867	10.01	12/17/2021
10.27*	Executive Chairman Agreement, effective as of December 15, 2021, between the Registrant and Lip-Bu Tan.	8-K/A	000-15867	10.02	12/17/2021
10.28	Credit Agreement, dated as of June 30, 2021, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	7/1/2021
10.29	First Amendment to Credit Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.02	9/8/2022
10.30	Loan Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	9/8/2022
21.01	Subsidiaries of the Registrant.					X
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).
31.01	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.02	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.01†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.02†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.01	The Registrant's Policy for Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL.

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

CADENCE DESIGN SYSTEMS, INC.

/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer
Dated:	February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anirudh Devgan	DATE:	February 13, 2024
Anirudh Devgan
President and Chief Executive Officer

/s/ John M. Wall	DATE:	February 13, 2024
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Mary Louise Krakauer	February 13, 2024
Mary Louise Krakauer, Chair

/s/	Mark W. Adams	February 13, 2024
Mark W. Adams, Director

/s/	Ita Brennan	February 13, 2024
Ita Brennan, Director

/s/	Lewis Chew	February 13, 2024
Lewis Chew, Director

/s/	Julia Liuson	February 13, 2024
Julia Liuson, Director

/s/	Dr. James D. Plummer	February 13, 2024
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 13, 2024
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Dr. John B. Shoven	February 13, 2024
Dr. John B. Shoven, Director

/s/	Young K. Sohn	February 13, 2024
Young K. Sohn, Director