Form 10-Q
period 2024-03-31
CADENCE DESIGN SYSTEMS INC
filed 2024-04-24
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 31, 2024, approximately 272,134,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,012,418	$1,008,152
Receivables, net	389,865	489,224
Inventories	185,784	181,661
Prepaid expenses and other	341,865	297,180
Total current assets	1,929,932	1,976,217
Property, plant and equipment, net	433,016	403,213
Goodwill	1,575,107	1,535,845
Acquired intangibles, net	334,644	336,843
Deferred taxes	886,576	880,001
Other assets	562,855	537,372
Total assets	$5,722,130	$5,669,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$349,507	$349,285
Accounts payable and accrued liabilities	456,608	576,558
Current portion of deferred revenue	659,628	665,024
Total current liabilities	1,465,743	1,590,867
Long-term liabilities:
Long-term portion of deferred revenue	87,003	98,931
Long-term debt	299,805	299,771
Other long-term liabilities	301,983	275,651
Total long-term liabilities	688,791	674,353
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	3,331,547	3,166,964
Treasury stock, at cost	(4,840,181)	(4,604,323)
Retained earnings	5,184,027	4,936,384
Accumulated other comprehensive loss	(107,797)	(94,754)
Total stockholders’ equity	3,567,596	3,404,271
Total liabilities and stockholders’ equity	$5,722,130	$5,669,491

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue:
Product and maintenance	$913,385	$963,742
Services	95,718	57,948
Total revenue	1,009,103	1,021,690
Costs and expenses:
Cost of product and maintenance	75,395	100,238
Cost of services	49,802	24,234
Marketing and sales	180,589	166,666
Research and development	378,958	350,295
General and administrative	68,716	53,527
Amortization of acquired intangibles	5,407	4,267
Restructuring	280	—
Total costs and expenses	759,147	699,227
Income from operations	249,956	322,463
Interest expense	(8,692)	(9,260)
Other income, net	68,779	8,284
Income before provision for income taxes	310,043	321,487
Provision for income taxes	62,400	79,683
Net income	$247,643	$241,804
Net income per share – basic	$0.92	$0.90
Net income per share – diluted	$0.91	$0.89
Weighted average common shares outstanding – basic	269,606	269,501
Weighted average common shares outstanding – diluted	273,544	273,159

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$247,643	$241,804
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(12,630)	3,955
Changes in defined benefit plan liabilities	(21)	263
Unrealized gains (losses) on investments	(392)	30
Total other comprehensive income (loss), net of tax effects	(13,043)	4,248
Comprehensive income	$234,600	$246,052

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2023	271,706	$3,166,964	$(4,604,323)	$4,936,384	$(94,754)	$3,404,271
Net income	—	—	—	247,643	—	$247,643
Other comprehensive loss, net of taxes	—	—	—	—	(13,043)	$(13,043)
Purchase of treasury stock	(425)	—	(125,006)	—	—	$(125,006)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,319	89,159	27,566	—	—	$116,725
Stock received for payment of employee taxes on vesting of restricted stock	(466)	(12,705)	(138,418)	—	—	$(151,123)
Stock-based compensation expense	—	88,129	—	—	—	$88,129
Balance, March 31, 2024	272,134	$3,331,547	$(4,840,181)	$5,184,027	$(107,797)	$3,567,596

	Three Months Ended March 31, 2023
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2022	272,675	$2,765,673	$(3,824,163)	$3,895,240	$(91,637)	$2,745,113
Net income	—	—	—	241,804	—	$241,804
Other comprehensive income, net of taxes	—	—	—	—	4,248	$4,248
Purchase of treasury stock	(668)	—	(125,010)	—	—	$(125,010)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	972	47,246	20,899	—	—	$68,145
Stock received for payment of employee taxes on vesting of restricted stock	(295)	(8,458)	(59,254)	—	—	$(67,712)
Stock-based compensation expense	—	74,288	—	—	—	$74,288
Balance, March 31, 2023	272,684	$2,878,749	$(3,987,528)	$4,137,044	$(87,389)	$2,940,876

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash and cash equivalents at beginning of period	$1,008,152	$882,325
Cash flows from operating activities:
Net income	247,643	241,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,556	34,400
Amortization of debt discount and fees	320	311
Stock-based compensation	88,129	74,288
Gain on investments, net	(55,394)	(123)
Deferred income taxes	(1,523)	(11,640)
Provisions for losses on receivables	158	214
ROU asset amortization and change in operating lease liabilities	(917)	(1,392)
Other non-cash items	78	99
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	102,991	(8,719)
Inventories	(10,689)	399
Prepaid expenses and other	(15,073)	56,212
Other assets	(7,535)	(42,084)
Accounts payable and accrued liabilities	(117,291)	(117,915)
Deferred revenue	(23,941)	40,650
Other long-term liabilities	6,720	897
Net cash provided by operating activities	253,232	267,401
Cash flows from investing activities:
Purchases of investments	(2,095)	(9,055)
Proceeds from the sale and maturity of investments	43,377	102
Purchases of property, plant and equipment	(49,601)	(26,719)
Cash paid in business combinations, net of cash acquired	(71,450)	—
Net cash used for investing activities	(79,769)	(35,672)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	50,000
Payments on revolving credit facility	—	(120,000)
Proceeds from issuance of common stock	116,725	65,370
Stock received for payment of employee taxes on vesting of restricted stock	(151,123)	(67,712)
Payments for repurchases of common stock	(125,006)	(125,010)
Net cash used for financing activities	(159,404)	(197,352)
Effect of exchange rate changes on cash and cash equivalents	(9,793)	261
Increase in cash and cash equivalents	4,266	34,638
Cash and cash equivalents at end of period	$1,012,418	$916,963

Supplemental cash flow information:
Cash paid for interest	$4,903	$5,142
Cash paid for income taxes, net	23,850	19,814

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these notes) that are, in the opinion of management, necessary to state fairly the results of operations, cash flows and financial position for the periods and dates presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or other periods. Certain prior period balances have been reclassified to conform to the current period presentation. Management has evaluated subsequent events through the issuance date of the unaudited condensed consolidated financial statements.
Fiscal Year End
Cadence’s fiscal year end is December 31, and its fiscal quarters end on March 31, June 30, and September 30.
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
Despite continued uncertainty and disruption in the macroeconomic and geopolitical environment, Cadence is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 23, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events or developments occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Standards
Cadence has not recently adopted any accounting standard updates that are material or potentially material to its condensed consolidated financial statements.
New Accounting Standards Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” intended to improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Cadence is currently evaluating the impact of adopting this standard on its financial statement disclosures.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. Cadence is currently evaluating the impact of adopting this standard on its financial statement disclosures.

NOTE 2. REVENUE
Cadence groups its products and services into five categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s five product categories for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Custom Integrated Circuit (“IC”) Design and Simulation	22%	20%
Digital IC Design and Signoff	29%	25%
Functional Verification, including Emulation and Prototyping Hardware*	25%	32%
Intellectual Property (“IP”)	12%	11%
System Design and Analysis	12%	12%
Total	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2024 or March 31, 2023.
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
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue recognized over time	87%	77%
Revenue from arrangements with non-cancelable commitments	3%	3%
Recurring revenue	90%	80%
Up-front revenue	10%	20%
Total	100%	100%

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

Cadence’s contract balances as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Contract assets	$49,895	$17,554
Deferred revenue	746,631	763,955
Cadence recognized revenue of $324.4 million during the three months ended March 31, 2024, and $363.2 million during the three months ended March 31, 2023, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $6.0 billion as of March 31, 2024, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of March 31, 2024, Cadence expected to recognize 56% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 38% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $15.0 million during the three months ended March 31, 2024, and $15.2 million during the three months ended March 31, 2023, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Accounts receivable	$219,937	$299,814
Unbilled accounts receivable	174,169	193,963
Long-term receivables	12,898	10,755
Total receivables	407,004	504,532
Less allowance for doubtful accounts	(4,241)	(4,553)
Total receivables, net	$402,763	$499,979
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 31, 2024 and December 31, 2023, no single customer accounted for 10% or more of Cadence’s total receivables.

NOTE 4. DEBT
Cadence’s outstanding debt was as follows:

	March 31, 2024			December 31, 2023
	(In thousands)
	Principal	Unamortized Discount	Carrying Value	Principal	Unamortized Discount	Carrying Value
2024 Notes	$350,000	$(493)	$349,507	$350,000	$(715)	$349,285
2025 Term Loan	300,000	(195)	299,805	300,000	(229)	299,771
Total outstanding debt	$650,000	$(688)	$649,312	$650,000	$(944)	$649,056
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
The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Debt issuance costs of $1.3 million were recorded to other assets in Cadence’s condensed consolidated balance sheet at the inception of the agreement and are being amortized to interest expense over the term of the 2021 Credit Facility. As of March 31, 2024, there were no outstanding borrowings under the 2021 Credit Facility.
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
The 2021 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2021 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of March 31, 2024, Cadence was in compliance with all financial covenants associated with the 2021 Credit Facility.
2024 Notes
In October 2014, Cadence issued a $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Cadence received net proceeds of $342.4 million from the issuance of the 2024 Notes, net of a discount of $1.4 million and issuance costs of $6.2 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2024 Notes using the effective interest method. Interest is payable in cash semi-annually in April and October. The 2024 Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness. As of March 31, 2024 and December 31, 2023, the carrying value of the 2024 Notes was classified as a current liability on Cadence’s condensed consolidated balance sheet. As of March 31, 2024, the fair value of the 2024 Notes was approximately $347.4 million.
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

2025 Term Loan
In September 2022, Cadence entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025 with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of Cadence’s unsecured indebtedness. Proceeds from the loan were used to fund Cadence’s acquisition of OpenEye Scientific Software, Inc in fiscal 2022. Debt issuance costs associated with the 2025 Term Loan were not material.
Amounts outstanding under the 2025 Term Loan accrue interest at a rate equal to, at Cadence’s option, either (1) Term SOFR plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. As of March 31, 2024, the interest rate on the 2025 Term Loan was 6.17%. Interest is payable quarterly. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the 2025 Term Loan approximates fair value.
The 2025 Term Loan contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2025 Term Loan contains a financial covenant that requires Cadence to maintain a funded debt to EBITDA ratio not greater than 3.25 to 1, with a step-up to 3.75 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.00 to 1 and 3.50 to 1. As of March 31, 2024, Cadence was in compliance with all financial covenants associated with the 2025 Term Loan.
NOTE 5. ACQUISITIONS
On January 8, 2024, Cadence acquired all of the outstanding equity of Invecas, Inc. (“Invecas”), a provider of design engineering, embedded software and system-level solutions. The aggregate cash consideration for Cadence’s acquisition of Invecas, net of cash acquired of $23.8 million, was $71.5 million. The acquisition adds a skilled system design engineering team to Cadence, with expertise in providing customers with custom solutions across chip design, product engineering, advanced packaging and embedded software. Subject to service and other conditions, Cadence expects to recognize expense for consideration paid to certain former Invecas shareholders, now employed by Cadence, through the first quarter of fiscal 2028.
The total purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$50,608
Goodwill	42,480
Acquired intangibles	15,500
Other long-term assets	24,402
Total assets acquired	132,990
Current liabilities	17,114
Long-term liabilities	20,635
Total liabilities assumed	37,749
Total purchase consideration	$95,241
As of March 31, 2024, the allocation of purchase consideration to certain assets and liabilities was preliminary. Cadence will continue to evaluate certain estimates and assumptions, primarily related to assumed tax liabilities, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and will not be deductible for tax purposes.
The definite-lived intangible assets acquired with Cadence’s acquisition of Invecas include agreements and relationships of $15.0 million and tradenames of $0.5 million. These assets will be amortized over a weighted average life of 6.8 years.
Pro Forma Financial Information
Cadence has not presented pro forma financial information for its acquisition of Invecas because the results of operations for Invecas are not material to Cadence’s condensed consolidated financial statements.

Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s condensed consolidated income statement. During the three months ended March 31, 2024 and March 31, 2023, transaction costs associated with acquisitions were $9.0 million and $2.9 million, respectively.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2024 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2023	$1,535,845
Goodwill resulting from acquisitions	42,480
Effect of foreign currency translation	(3,218)
Balance as of March 31, 2024	$1,575,107
Acquired Intangibles, Net
Acquired intangibles as of March 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$329,816	$(150,929)	$178,887
Agreements and relationships	203,417	(56,766)	146,651
Tradenames, trademarks and patents	13,899	(4,793)	9,106
Total acquired intangibles	$547,132	$(212,488)	$334,644
During the three months ended March 31, 2024, Cadence completed certain projects previously included in in-process technology and transferred $6.8 million to existing technology.
Acquired intangibles as of December 31, 2023 were as follows:

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
Amortization expense from existing technology and maintenance agreements is included in cost of product and maintenance. Amortization expense for the three months ended March 31, 2024 and March 31, 2023 by condensed consolidated income statement caption was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Cost of product and maintenance	$11,348	$10,260
Amortization of acquired intangibles	5,407	4,267
Total amortization of acquired intangibles	$16,755	$14,527

As of March 31, 2024, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2024 - remaining period	$50,873
2025	54,698
2026	49,102
2027	46,595
2028	42,441
2029	27,957
Thereafter	62,978
Total estimated amortization expense	$334,644
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended March 31, 2024 and March 31, 2023 as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Cost of product and maintenance	$1,280	$1,066
Cost of services	1,629	1,357
Marketing and sales	17,836	15,091
Research and development	53,637	44,322
General and administrative	13,747	12,452
Total stock-based compensation expense	$88,129	$74,288
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $567.5 million as of March 31, 2024, which will be recognized over a weighted average vesting period of 2.0 years.
NOTE 8. STOCK REPURCHASE PROGRAM
In August 2023, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors.
As of March 31, 2024, approximately $1.3 billion of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Shares repurchased	425	668
Total cost of repurchased shares	$125,006	$125,010

NOTE 9. OTHER INCOME, NET
Cadence’s other income, net, for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Interest income	$9,512	$6,373
Gains on investments	55,394	123
Gains on securities in Non-Qualified Deferred Compensation (“NQDC”) trust	4,588	3,150
Losses on foreign exchange	(331)	(1,043)
Other expense, net	(384)	(319)
Total other income, net	$68,779	$8,284
For additional information relating to Cadence’s investments and the gains on investments, see Note 11 in the notes to condensed consolidated financial statements.
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
The calculations for basic and diluted net income per share for the three months ended March 31, 2024 and March 31, 2023 are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands, except per share amounts)
Net income	$247,643	$241,804
Weighted average common shares used to calculate basic net income per share	269,606	269,501
Stock-based awards	3,938	3,658
Weighted average common shares used to calculate diluted net income per share	273,544	273,159
Net income per share - basic	$0.92	$0.90
Net income per share - diluted	$0.91	$0.89
The following table presents shares of Cadence’s common stock outstanding for the three months ended March 31, 2024 and March 31, 2023 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Long-term market-based awards	—	1,826
Options to purchase shares of common stock	59	332
Non-vested shares of restricted stock	8	50
Total potential common shares excluded	67	2,208

NOTE 11. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments are recorded to other income (expense), net in Cadence’s condensed consolidated income statements. The carrying value of marketable equity investments was $93.6 million and $80.6 million as of March 31, 2024 and December 31, 2023, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $109.6 million and $111.1 million as of March 31, 2024 and December 31, 2023, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income (expense), net in Cadence’s condensed consolidated income statements. For the three months ended March 31, 2024 and March 31, 2023, Cadence recognized losses of $0.4 million and $0.1 million, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $27.1 million and $27.2 million as of March 31, 2024 and December 31, 2023, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.
The portion of gains and losses included in Cadence’s condensed consolidated income statements related to equity securities still held at the end of the period were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Net gains recognized on equity securities	$55,398	$123
Less: Net gains recognized on equity securities sold	(20,367)	—
Net gains recognized on equity securities still held	$35,031	$123
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its condensed consolidated balance sheets:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$51,268	$206	$(466)	$51,008
Total available-for-sale securities	$51,268	$206	$(466)	$51,008

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$49,653	$375	$(243)	$49,785
Total available-for-sale securities	$49,653	$375	$(243)	$49,785

Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's condensed consolidated balance sheets.
As of March 31, 2024, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$—
Due after 1 year through 5 years	10,856
Due after 5 years through 10 years	16,564
Due after 10 years	23,588
Total	$51,008
As of March 31, 2024, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2024.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$472,883	$472,883	$—	$—
Marketable securities:
Marketable equity securities	93,591	93,591	—	—
Mortgage-backed and asset-backed securities	51,008	—	51,008	—
Securities held in NQDC trust	81,464	81,464	—	—
Total Assets	$698,946	$647,938	$51,008	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$345	$—	$345	$—
Total Liabilities	$345	$—	$345	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$490,983	$490,983	$—	$—
Marketable securities:
Marketable equity securities	80,575	80,575	—	—
Mortgage-backed and asset-backed securities	49,785	—	49,785	—
Securities held in NQDC trust	75,671	75,671	—	—
Foreign currency exchange contracts	9,327	—	9,327	—
Total Assets	$706,341	$647,229	$59,112	$—

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
Level 3 Measurements
During the three months ended March 31, 2024, Cadence acquired intangible assets of $15.5 million. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For agreements and relationships, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using a customer retention rate of 85%. The present value of operating cash flows from existing customers was determined using a discount rate of 14.0%.
NOTE 13. INVENTORY
Cadence’s inventory balances as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Inventories:
Raw materials	$163,531	$162,754
Work-in-process	626	—
Finished goods	21,627	18,907
Total inventories	$185,784	$181,661

NOTE 14. COMMITMENTS AND CONTINGENCIES
Acquisition of BETA CAE Systems International AG
On March 2, 2024, Cadence entered into a definitive agreement to acquire all of the outstanding equity of BETA CAE Systems International AG (“BETA CAE”), a system analysis platform provider of multi-domain, engineering simulation solutions. The addition of BETA CAE’s technologies and talent is intended to accelerate Cadence’s Intelligent System Design™ strategy by expanding its multiphysics system analysis portfolio and enabling entry into the structural analysis space. The acquisition is expected to close during Cadence’s second quarter of fiscal 2024.
At close, Cadence will pay aggregate consideration based on an enterprise value of $1.24 billion (the “Purchase Price”), with 60% of the Purchase Price to be paid in cash and 40% to be paid through the issuance of Cadence common stock to current BETA CAE shareholders. Cadence intends to fund the cash consideration through a combination of cash on hand and borrowings under existing and/or new debt facilities.
The agreement contains warranties, covenants, closing conditions and indemnities customary for acquisitions of this nature. Among other conditions, the transaction is conditioned on the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other required approvals under antitrust and foreign direct investment laws of certain other specified jurisdictions.
The agreement also provides for customary termination rights for the parties, including the right to terminate the agreement due to the failure to obtain required regulatory approvals on or prior to May 31, 2024 (subject to two automatic extensions until November 29, 2024, the “Longstop Date”). Under the terms of the agreement, Cadence will be required to pay a reverse termination fee of up to $60 million in the event the agreement is terminated due to the failure to obtain such required regulatory approvals on or prior to the Longstop Date.
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
Tax Proceedings
In December 2022, Cadence received a tax audit assessment of approximately $49 million from the Korea taxing authorities for years 2017-2019. The tax audit assessment is primarily related to value-added taxes. Cadence was required to pay these assessed taxes, prior to being allowed to contest or litigate the assessment in administrative and judicial proceedings. The assessment was paid by Cadence in January 2023 and recorded as a component of other assets in the condensed consolidated balance sheets. Payment of this amount is not an admission that Cadence is subject to such taxes, and Cadence continues to defend its position vigorously. Cadence did not record a reserve for this contingency as of March 31, 2024 or December 31, 2023 as Cadence does not believe a loss is probable. The entire dispute resolution process may take up to eight years.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 31, 2024 and March 31, 2023.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during the three months ended March 31, 2024 and March 31, 2023.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Cadence’s accumulated other comprehensive loss is comprised of the aggregate impact of foreign currency translation gains and losses, changes in defined benefit plan liabilities and unrealized gains and losses on investments, and is presented in Cadence’s condensed consolidated statements of comprehensive income.
Accumulated other comprehensive loss was comprised of the following as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Foreign currency translation loss	$(103,308)	$(90,678)
Changes in defined benefit plan liabilities	(4,229)	(4,208)
Unrealized gains (losses) on investments	(260)	132
Total accumulated other comprehensive loss	$(107,797)	$(94,754)
For the three months ended March 31, 2024 and March 31, 2023, there were no significant amounts related to foreign currency translation loss, changes in defined benefit plan liabilities or unrealized gains and losses on investments reclassified from accumulated other comprehensive loss to net income.
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
The following table presents a summary of revenue by geography for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Americas:
United States	$435,523	$434,346
Other Americas	27,347	16,118
Total Americas	462,870	450,464
Asia:
China	117,229	177,556
Other Asia	208,531	183,962
Total Asia	325,760	361,518
Europe, Middle East and Africa	169,056	154,270
Japan	51,417	55,438
Total	$1,009,103	$1,021,690

The following table presents a summary of long-lived assets by geography as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Americas:
United States	$404,492	$383,807
Other Americas	9,465	10,219
Total Americas	413,957	394,026
Asia:
China	27,949	29,598
Other Asia	84,454	71,365
Total Asia	112,403	100,963
Europe, Middle East and Africa	55,583	56,449
Japan	2,000	2,572
Total	$583,943	$554,010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “Annual Report”). This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade control laws and regulations, the conflicts in and around Ukraine, the Middle East and other areas of the world, volatility in foreign currency exchange rates, inflation and the rise in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings; restructuring actions and associated benefits; pending acquisitions, the accounting for acquisitions and the integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Business Overview
Cadence is a leading pioneer in electronic system design software and intellectual property (“IP”), building upon more than 35 years of computational software expertise. Since our inception, we have been at the forefront of technology innovation, solving highly complex challenges in the semiconductor and electronic systems industries. We are a global company that provides computational software, special-purpose computational hardware, IP and services to multiple vertical sectors including automotive, artificial intelligence (“AI”), aerospace and defense, high-performance and mobile computing, hyperscalers, wireless communications, industrial internet of things and life sciences.
Our Intelligent System DesignTM strategy allows us to deliver essential computational software, hardware and IP that our customers use to turn their design concepts into reality. Our customers include many of the world's most innovative companies that design and build highly sophisticated semiconductor and electronic systems found in products used in everyday life. Our Intelligent System Design strategy allows us to quickly adapt to our customers' dynamic design requirements. Our products and services enable our customers to develop complex and innovative semiconductor and electronic systems, so demand for our technology and expertise is driven by increasing complexity and our customers’ need to invest in new designs and products that are highly differentiated. Historically, the industry that provided the tools used by IC engineers was referred to as Electronic Design Automation (“EDA”). Today, our offerings include and extend beyond EDA.
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
Recent Acquisition
Consistent with our Intelligent System Design strategy, during the first quarter of fiscal 2024, we completed our acquisition of Invecas, Inc. (“Invecas”), a leading provider of design engineering, embedded software and system-level solutions. We believe the addition of a skilled engineering team with vast experience in delivering end-to-end system solutions with deep expertise in advanced nodes, mixed-signal, verification, embedded software, packaging and turnkey custom silicon production will enhance our ability to pursue attractive opportunities in the markets we serve. Revenue and cost of revenue associated with contracts assumed with our acquisition of Invecas is primarily classified as services revenue and cost of services in our condensed consolidated income statements.

Macroeconomic and Geopolitical Environment
Because we operate globally, our business is subject to the effects of economic downturns or recessions in the regions in which we do business, volatility in foreign currency exchange rates relative to the U.S. dollar, the rise in interest rates, expanded trade control laws and regulations, and geopolitical conflicts.
We have been impacted by the continued expansion of trade control laws and regulations, including certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security “Entity List” and regulations governing the sale of certain technologies. Based on our current assessments, we expect the impact of these expanded trade control laws and regulations on our business to be limited.
We also continuously monitor geopolitical conflicts around the world, including the ongoing conflict between Russia and Ukraine and the conflict in the Middle East, and assess their impact on our business. These conflicts have not materially limited our ability to develop or support our products and have not had a material impact on our results of operations, financial condition, liquidity or cash flows.
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of other macroeconomic and geopolitical conditions on our business, see the “Risk Factors” section in our Annual Report. For additional information on the potential impact of foreign currency exchange rates and interest rates on our business, see the “Quantitative and Qualitative Disclosures About Market Risk” section of this Quarterly Report.
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
Results of Operations
Financial results for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, reflect the following:
•Growth in revenue from our software, services and IP offerings;
•Decreased revenue from our emulation and prototyping hardware offerings;
•Continued investment in research and development activities and technical sales support, including headcount from acquisitions;
•Incremental costs for professional services associated with acquisitions; and
•Gains from our investments in equity securities.
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

The following table shows the percentage of our revenue that is classified as recurring or up-front for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue recognized over time	87%	77%
Revenue from arrangements with non-cancelable commitments	3%	3%
Recurring revenue	90%	80%
Up-front revenue	10%	20%
Total	100%	100%
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

	Trailing Twelve Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Recurring revenue	87%	84%	84%	84%	84%
Up-front revenue	13%	16%	16%	16%	16%
Total	100%	100%	100%	100%	100%
For additional information about the fluctuations in our revenue, see the discussion under the heading “Revenue by Period” below.
Revenue by Period
The following table shows our revenue for the three months ended March 31, 2024 and March 31, 2023 and the change in revenue between periods:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$913.4	$963.7	$(50.3)	(5)%
Services	95.7	58.0	37.7	65%
Total revenue	$1,009.1	$1,021.7	$(12.6)	(1)%
Our revenue in any given period is significantly affected by the mix of software, hardware and IP products generating revenue and whether the revenue is recognized over time or at a point in time, upon completion of delivery. During the three months ended March 31, 2023, hardware installations were relatively high in comparison to historical levels due to increased production capacity and our ability to fulfill customer orders that had been subject to longer than normal lead times. As a result, up-front revenue from our emulation and prototyping offerings classified as product and maintenance revenue decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
The decrease in up-front revenue from our emulation and prototyping hardware offerings was partially offset by growth in revenue from software driven by new and existing customers' continued investment in complex designs for their products, including the design of electronic systems for consumer, hyperscale computing, mobile, communications, automotive, aerospace and defense, industrial and life sciences.
Services revenue increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increased revenue from our Cadence-managed cloud-based and design service offerings. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2024 or March 31, 2023.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our five product categories and services for the past five consecutive quarters:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Custom IC Design and Simulation	22%	22%	22%	22%	20%
Digital IC Design and Signoff	29%	29%	28%	27%	25%
Functional Verification, including Emulation and Prototyping Hardware	25%	24%	26%	27%	32%
IP	12%	13%	11%	11%	11%
System Design and Analysis	12%	12%	13%	13%	12%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	Percentage
	(In millions, except percentages)
United States	$435.5	$434.3	$1.2	—%
Other Americas	27.4	16.1	11.3	70%
China	117.2	177.6	(60.4)	(34)%
Other Asia	208.5	184.0	24.5	13%
Europe, Middle East and Africa (“EMEA”)	169.1	154.3	14.8	10%
Japan	51.4	55.4	(4.0)	(7)%
Total revenue	$1,009.1	$1,021.7	$(12.6)	(1)%
During the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, revenue in the United States and China was impacted by the decrease in revenue from our emulation and prototyping hardware offerings. Growth in revenue from our software offerings contributed to growth in Other Asia and EMEA.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 31, 2024	March 31, 2023
United States	43%	42%
Other Americas	3%	2%
China	12%	17%
Other Asia	20%	18%
EMEA	17%	15%
Japan	5%	6%
Total	100%	100%

Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$75.4	$100.2	$(24.8)	(25)%
Cost of services	49.8	24.2	25.6	106%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$64.1	$89.9	$(25.8)	(29)%
Amortization of acquired intangibles	11.3	10.3	1.0	10%
Total cost of product and maintenance	$75.4	$100.2	$(24.8)	(25)%
The changes in product and maintenance-related costs for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were due to the following:

Change
Three Months Ended
(In millions)
Emulation and prototyping hardware costs	$(26.2)
Other items	0.4
Total change in product and maintenance-related costs	$(25.8)
Costs associated with our emulation and prototyping hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of emulation and prototyping hardware products higher, as a percentage of revenue, than our cost of software and IP products. Emulation and prototyping hardware costs decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to decreased installations of emulation and prototyping hardware products.
Amortization of acquired intangibles included in cost of product and maintenance may fluctuate from period to period depending on the timing of newly acquired assets relative to assets becoming fully amortized in any given period.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and direct costs associated with certain design services. Cost of services may fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects rather than internal development projects and the timing of design service projects being completed.

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
Our operating expenses for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$180.6	$166.7	$13.9	8%
Research and development	379.0	350.3	28.7	8%
General and administrative	68.7	53.5	15.2	28%
Total operating expenses	$628.3	$570.5	$57.8	10%
Our operating expenses, as a percentage of total revenue, for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Marketing and sales	18%	16%
Research and development	37%	35%
General and administrative	7%	5%
Total operating expenses	62%	56%
Marketing and Sales
The increase in marketing and sales expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$10.5
Stock-based compensation	2.7
Facilities and other infrastructure costs	2.1
Marketing programs and events	(2.2)
Other items	0.8
Total change in marketing and sales expense	$13.9
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from the acquisitions completed in both fiscal 2023 and the first quarter of fiscal 2024. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.

Research and Development
The increase in research and development expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$13.4
Stock-based compensation	9.3
Facilities and other infrastructure costs	4.3
Other items	1.7
Total change in research and development expense	$28.7
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from the acquisitions completed in fiscal 2023. Facilities and other infrastructure costs included in research and development expense increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The increase in general and administrative expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to the following:

Change
Three Months Ended
(In millions)
Professional services	$6.1
Foreign service tax	5.0
Salary, benefits and other employee-related costs	3.1
Other items	1.0
Total change in general and administrative expense	$15.2
Professional services increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increased legal and consulting services associated with acquisition-related activities. Also during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, we experienced an increase in foreign service tax, primarily because we did not benefit from any foreign service tax refunds as we did during the same period in fiscal 2023.
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
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three months ended March 31, 2024, and the three months ended March 31, 2023 was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating margin	25%	32%

Operating margin decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the mix of products and services sold during each respective period. In addition, our acquisitions in fiscal 2023 and the first quarter of fiscal 2024 resulted in incremental expenses, including acquisition of acquired intangibles, that exceeded incremental revenue during the three months ended March 31, 2024.
Interest Expense

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In millions)
Contractual cash interest expense:
2024 Notes	$3.8	$3.8
2025 Term Loan	4.7	3.9
2021 Credit Facility	—	1.3
Amortization of debt discount:
2024 Notes	0.2	0.2
2025 Term Loan	—	—
Other	—	0.1
Total interest expense	$8.7	$9.3
Interest expense decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a decrease in borrowings under the 2021 Credit Facility, partially offset by an increase in interest expense for the 2025 Term Loan, which is subject to variable interest rates. For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(In millions, except percentages)
Provision for income taxes	$62.4	$79.7
Effective tax rate	20.1%	24.8%
Our provision for income taxes for the three months ended March 31, 2024 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2024 income. We also recognized a tax benefit of $22.8 million related to stock-based compensation that vested or was exercised during the period.
In 2021, the Organisation for Economic Co-operation and Development announced Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland and Hungary, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal 2024 or announced their plans to enact legislation in future years. The currently enacted Pillar Two Model Rules did not have a material impact to our provision for income taxes for the three months ended March 31, 2024.
Our provision for income taxes for the three months ended March 31, 2023 was primarily attributable to federal, state and foreign income taxes on our then anticipated fiscal 2023 income. We also recognized a tax benefit of $16.9 million related to stock-based compensation that vested or was exercised during the period.
In March 2024, we received a best judgment tax audit assessment of approximately $24.5 million from the Israel Tax Authority (“ITA”) for the tax years 2017 and 2018. The best judgment tax audit assessment is primarily related to transfer pricing and withholding taxes. We disagree with the ITA’s position and intend to appeal the tax assessment.

Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2024 effective tax rate will be approximately 25.0%. We expect that our quarterly effective tax rates will vary from our fiscal 2024 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors,” in our Annual Report.
Liquidity and Capital Resources

	As of
	March 31, 2024	December 31, 2023	Change
	(In millions)
Cash and cash equivalents	$1,012.4	$1,008.2	$4.2
Net working capital	464.2	385.4	78.8
Cash and Cash Equivalents
As of March 31, 2024, our principal sources of liquidity consisted of approximately $1,012.4 million of cash and cash equivalents as compared to $1,008.2 million as of December 31, 2023.
Our primary sources of cash and cash equivalents during the three months ended March 31, 2024 were cash generated from operations, proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period, and proceeds from the sale of investments.
Our primary uses of cash and cash equivalents during the three months ended March 31, 2024 were payments related to employee salaries and benefits, operating expenses, payment of employee taxes on vesting of restricted stock, repurchases of our common stock, cash paid for acquired businesses, and purchases of property, plant and equipment.
Approximately 73% of our cash and cash equivalents were held by our foreign subsidiaries as of March 31, 2024. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. The increase in our net working capital as of March 31, 2024, as compared to December 31, 2023, is primarily due to the timing of investing and financing activities.
Cash Flows from Operating Activities

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	(In millions)
Cash provided by operating activities	$253.2	$267.4	$(14.2)
Cash flows from operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows provided by operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The decrease in cash flows from operating activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to the timing of cash disbursements for operating assets and liabilities.

Cash Flows Used for Investing Activities

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	(In millions)
Cash used for investing activities	$(79.8)	$(35.7)	$(44.1)
Cash used for investing activities increased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increases in payments for business combinations and purchases of property, plant and equipment, partially offset by an increase in proceeds from the sale and maturity of investments. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
Cash Flows Used for Financing Activities

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	(In millions)
Cash used for financing activities	$(159.4)	$(197.4)	$38.0
Cash used for financing activities decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a decrease in payments on our revolving credit facility and increased proceeds from the issuance of our common stock. These factors were partially offset by an increase in payments of employee taxes on vesting of restricted stock.
Other Factors Affecting Liquidity and Capital Resources
Pending Acquisition
On March 2, 2024, we entered into a definitive agreement to acquire all of the outstanding equity of BETA CAE Systems International AG (“BETA CAE”), a leading system analysis platform provider of multi-domain, engineering simulation solutions. The acquisition is expected to close during our second quarter of fiscal 2024.
At close, we will pay aggregate consideration of $1.24 billion, with 60% of the consideration to be paid in cash and 40% to be paid through the issuance of our common stock to current BETA CAE shareholders. We intend to fund the cash consideration through a combination of cash on hand and borrowings under existing and/or new debt facilities.
The agreement also provides for customary termination rights for the parties, including the right to terminate the agreement due to the failure to obtain required regulatory approvals on or prior to May 31, 2024 (subject to two automatic extensions until November 29, 2024, the “Longstop Date”). Under the terms of the agreement, we will be required to pay a reverse termination fee of up to $60 million in the event the agreement is terminated due to the failure to obtain such required regulatory approvals on or prior to the Longstop Date.
Stock Repurchase Program
In August 2023, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.0 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of March 31, 2024, approximately $1.3 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Revolving Credit Facility
In June 2021, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent, as amended in September 2022. The 2021 Credit Facility provides for borrowings up to $700.0 million, with the right to request increased capacity up to an additional $350.0 million upon receipt of lender commitments, for total maximum borrowings of $1.05 billion. The 2021 Credit Facility expires on June 30, 2026. Any outstanding loans drawn under the 2021 Credit Facility are due at maturity on June 30, 2026, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2021 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of March 31, 2024, there were no borrowings outstanding under the 2021 Credit Facility, and we were in compliance with all financial covenants associated with such credit facility.

2024 Notes
In October 2014, we issued a $350.0 million aggregate principal amount of 4.375% Senior Notes due October 15, 2024 (the “2024 Notes”). Interest is payable in cash semi-annually. The 2024 Notes are unsecured and rank equal in right of payment to all of our existing and future senior indebtedness. As of March 31, 2024, we were in compliance with all covenants associated with the 2024 Notes.
2025 Term Loan
In September 2022, we entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025 with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). The 2025 Term Loan is unsecured and ranks equal in right of payment to all of our unsecured indebtedness. Interest rates associated with the 2025 Term Loan are variable, so interest expense is impacted by changes in interest rates. Interest is payable quarterly. As of March 31, 2024, we were in compliance with all financial covenants associated with the 2025 Term Loan.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Other Liquidity Requirements
During the three months ended March 31, 2024, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
The following table provides information about our foreign currency forward exchange contracts as of March 31, 2024. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2024.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$185.6	0.92
British pound	150.2	0.79
Japanese yen	88.7	149.07
Israeli shekel	49.4	3.67
Canadian dollar	41.2	1.35
South Korean won	40.7	1,324.84
Indian rupee	28.6	83.26
Chinese renminbi	17.2	7.20
Swedish krona	16.5	10.39
Taiwan dollar	12.4	31.29
Singapore dollar	1.8	1.34
Total	$632.3
Estimated fair value	$(0.3)
As of December 31, 2023, our foreign currency exchange contracts had an aggregate principal amount of $697.9 million, and an estimated fair value of $9.3 million.
We have performed sensitivity analyses as of March 31, 2024 and December 31, 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $15.8 million and $18.4 million as of March 31, 2024 and December 31, 2023, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $18.4 million and $20.4 million as of March 31, 2024 and December 31, 2023, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2021 Credit Facility and 2025 Term Loan. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of March 31, 2024.
Our investments in debt securities had a fair value of approximately $51.0 million and $49.8 million as of March 31, 2024 and December 31, 2023, respectively, that may decline in value if market interest rates rise. Such variability in market interest rates may result in a negative impact on the results of our investment activities. As of March 31, 2024 and December 31, 2023, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $2.5 million and $2.6 million, respectively.
Interest rates under our 2021 Credit Facility and 2025 Term Loan are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain a balance outstanding under the revolving credit facility. As of March 31, 2024, there were no borrowings outstanding under our 2021 Credit Facility and $300.0 million of borrowings outstanding under our 2025 Term Loan.
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

Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that are potentially strategically important to us. For an additional description of our portfolio of equity investments, see Note 11 in the notes to condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.
Based on their evaluation as of March 31, 2024, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding pending legal proceedings, related matters and associated risks, see Note 14 in the notes to condensed consolidated financial statements under Part I, Item 1. and the “Risk Factors” section in our Annual Report.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” sections in our Annual Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. The “Risk Factors” section in our Annual Report remain current in all material respects. The risk factors described in our Annual Report and subsequent SEC filings do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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

The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 1, 2024 - January 31, 2024	148,956	$274.60	144,186	$1,337
February 1, 2024 - February 29, 2024	277,635	$297.63	139,761	$1,295
March 1, 2024 - March 31, 2024	463,868	$301.60	140,734	$1,252
Total	890,459	$295.84	424,681
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Chin-Chi Teng, Senior Vice President and General Manager of the Digital & Signoff Group	Adoption	3/7/2024	X	Up to 52,187	8/30/2024
Paul Cunningham, Senior Vice President ang General Manager of the System Verification Group	Adoption	3/12/2024	X	Up to 8,450	6/6/2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	* #	Share Purchase Agreement related to BETA CAE Systems International AG and BETA CAE Systems SA, dated March 2, 2024.					x
3.1		The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2019.	10-Q	000-15867	3.01	7/22/2019
3.2		The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.01	11/3/2023

31.1	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.2	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).					X
___________________

#
Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 23, 2024	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	April 23, 2024	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer