Form 10-K
period 2024-12-31
CADENCE DESIGN SYSTEMS INC
filed 2025-02-21
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was approximately $84,268,000,000.
On January 31, 2025, approximately 274,108,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2025 Annual Meeting of Stockholders are incorporated by reference into Parts II and III hereof. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

PART I.

Item 1. Business
This Annual Report and the documents incorporated by reference in this Annual Report contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the horizons of artificial intelligence (“AI"), other technological and market advancements and their impacts on our business; the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade controls, tariffs, conflicts around the world, volatility in foreign currency exchange rates, inflation and changes in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings; restructuring actions and associated charges and benefits; pending acquisitions, accounting for acquisitions and integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in the “Proprietary Technology,” “Governmental Regulations,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
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
Overview
Cadence® is a global market leader that develops computational, AI-driven software, accelerated hardware, and intellectual property (“IP”) solutions for engineers and scientists to bring new and innovative products to life. The world’s most innovative technology companies use our solutions and services to deliver transformational products to multiple industries that drive the global economy. The products these companies develop are some of the most complex systems in the world. Since our inception, we have been at the forefront of technology innovation. We work closely with our customers, helping them solve their most complex challenges in the semiconductor and electronic systems industries to unlock limitless opportunities.
Our customers include semiconductor companies that design and manufacture semiconductor devices and systems companies that design and manufacture products containing many different types of semiconductors, which they either make themselves or buy from a semiconductor company. Semiconductors, also referred to as integrated circuits (“ICs”), or chips, are the heart of almost every industry. Semiconductors are the catalyst for innovation in many industries including automotive, aerospace, biotech, hyperscale and cloud computing, data centers, telecommunications, medical technology, industrial internet of things (“IIoT”), and AI. They are found in a wide variety of consumer products such as cell phones, automobiles, computers, home appliances, home security, drones, and home entertainment systems.
Business Strategy
Our Intelligent System Design™ (“ISD”) strategy allows us to deliver solutions to our customers to solve their most complex product development challenges. Our industry-leading computational software, accelerated hardware, and IP enable us to adapt to our customer's dynamic design requirements, allowing them to meet their critical business and environmental concerns including time-to-market and sustainability. The creation of even the most seemingly simple electronic systems and products typically includes a complex design process and requires highly trained engineers with various areas of specialized knowledge and skill sets. Our ability to deliver innovative products that keep up with increasing complexity allows our customers to be successful in meeting their business goals and objectives.
Historically, the industry that provided the software tools IC engineers used was called Electronic Design Automation (“EDA”). The pace of technical innovation in EDA has been driven by a concept known as Moore’s Law, which more than 50 years ago predicted that the complexity of ICs would double approximately every 18-24 months. Our strategy, illustrated in the graphic below, is focused on three primary areas: Design Excellence, System Innovation, and Pervasive Intelligence.
Design Excellence focuses on our core technology and deep understanding of computational software, accelerated computing, machine learning, and AI to develop best-in-class electronic design and analysis semiconductor solutions. In this area, customers are primarily developing large chips including those used in computers, laptops, cellphones, medical devices, games and entertainment systems, and many other types of consumer electronics. Design Excellence applies to all types of semiconductor electronics including CPUs, GPUs, MCUs, memory, radio frequency (“RF”), analog, and mixed-signal, in both mainstream and advanced semiconductor process nodes.

System Innovation builds on our foundation of Design Excellence and deep expertise in computational algorithms and expands that expertise to include multiphysics-based analysis of systems that contain electronic devices, including printed circuit boards (“PCBs”), devices with advanced packaging technology, and 3-dimensional IC (“3D-IC”). This gives customers designing full systems containing multiple electronic devices, the ability to verify that their products will work as intended under various physical conditions. Some examples of electronic systems are a computer motherboard, the electronics in a cellphone, or the electronic transmission or infotainment system in an automobile.
Pervasive Intelligence incorporates AI training and inference algorithms in our solutions to help customers optimize performance and productivity with improved quality of results for their products. The amount of data produced in the design phase of their products has grown exponentially over the last 20 years. We implement generative AI agents to analyze large data sets and break through the limitations of the conventional human-intensive optimization process to achieve optimal design solutions expeditiously and without compromising accuracy.

# Cadence Intelligent System Design Strategy

Consumer
Hyperscale
Mobile
5G
Communications
Automotive
Aero / Defense
Industrial
Life Sciences
PERVASIVE INTELLIGENCE
SYSTEM INNOVATION
DESIGN EXCELLENCE
• Agentic AI
• Generative AI (LLMs) Solutions
• System Design & Analysis
• 3D-IC, high-speed RF Solutions
• Electromechanical Solutions
• Core EDA
• Semiconductor IP Solutions
• Accelerated HW Verification Solutions
Cloud Enabled

Our software and hardware products also support cloud access to address our customers' growing computational needs. Customers can access our solutions via our Cadence OnCloud Platform.
Business Drivers
Our products and services enable our customers to design complex and innovative semiconductor and electronic systems that are driven by key trends, including foundries creating new advanced transistor devices and processes, semiconductor companies designing electrical systems, systems companies designing semiconductors, the hyper-convergence between electrical and mechanical systems, hyperscale computing, autonomous driving, and 5G. These trends are accelerated by the AI super cycle. Demand for our technology and expertise is driven by increasing complexity and our customers’ need to invest in new designs and products that are highly differentiated.
Generative AI is reshaping the entire semiconductor and systems industry development process. From our perspective, the AI super cycle we are experiencing will influence our key business opportunities along three horizons, which are Infrastructure AI, Physical AI and Life Sciences AI. The first horizon, Infrastructure AI, is being driven by data centers and hyperscale computing to provide the necessary power to run AI workloads. The second horizon, Physical AI, is the integration of AI with autonomous systems. It will drive many applications such as automobiles, industrial robots, and many other autonomous systems. The third horizon, Life Sciences AI, is the application of AI and computer science to biology to drive advancements in the medical and life sciences industries.
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

Another driver for our business is the differentiation, capabilities and benefits provided to our customers by our products. With the rapid pace of innovation comes the opportunity for our products to address growing key challenges associated with the design of electronic products, such as power consumption, performance, chip area and cost. Our products and services have differentiated attributes that our customers value. In general, these attributes can be grouped into broader categories such as quality of results (in terms of power consumption, performance and chip area), engineering productivity, tool performance, manufacturability, reliability and faster time to market. Many of these attributes contribute to sustainability initiatives by enabling our customers to create innovative products that optimize power, space and energy.
Product Categories
Engineers use our solutions to complete critical steps in the design process, which includes creating, implementing, and verifying the design for functionality, manufacturability and other required industry-related compliance standards. Much of an engineer's time spent with our solutions during the design process involves running simulations to verify that their design will work as expected. Our technology, enhanced by AI, allows our customers to build a virtual model or digital twin that accurately predicts how their design will work. The ability to perform these simulations leads to significant time and cost savings for our customers as they can find and fix critical design problems before building their products. Our customers rely on our solutions to ensure their products perform safely and reliably.
In alignment with our Intelligent System Design strategy, we define our solutions in three product categories: Core EDA, Semiconductor IP, and System Design and Analysis (“SD&A”). Core EDA includes our software, hardware, and services used to design and verify a wide variety of semiconductors. Our Semiconductor IP portfolio includes silicon subsystems, software, and services that are used in semiconductor design. The SD&A category includes our software and services used to design and verify a wide variety of physical electronic systems. Leveraging our AI and computational software expertise, we have integrated the multiphysics domain (also known as “computational fluid dynamics,” or “CFD”) with our EDA solutions to provide customers with complete system-level design and analysis solutions. These categories are tightly integrated to provide complete design solutions for our customers.
Core EDA
Our Core EDA product category addresses the design and verification for a wide variety of semiconductor chips and manufacturing process technologies. Examples of the types of chips include analog, custom, digital, mixed-signal, memory, microwave, silicon photonics, and RF. The types of devices addressed by Core EDA covers a wide range of industries including automotive, aero and defense, hyperscale computing and data center, mobile communication, medical devices, and consumer electronics. As the complexity of chip design, semiconductor process technology, and electronic system design has increased, we have been incorporating the latest advances in machine learning and generative AI to drive significant improvements for our customers’ design quality of results and engineering productivity.
Custom IC Design and Simulation
Virtuoso Studio is the foundation of our solution platform for custom, analog, mixed-signal, photonics, and RF semiconductors. It is a complete AI-enabled solution that integrates the key Cadence technology required for silicon design, layout, and verification. Engineers use this solution to define the chip functionality (schematic) and physical layout descriptions for the complete design of chips, advanced packaged devices, and PCBs. Designs are functionally verified in simulation with the Spectre simulation solution. We believe Spectre is the gold standard for circuit design including analog, custom, memory, silicon photonics, and RF. Pegasus Physical Verification, our physical verification solution, is fully integrated with Virtuoso.
Digital IC Design and Signoff
The Innovus Implementation System is the foundation of our full-flow digital IC design and signoff solution. A typical digital full-flow solution has four primary areas, which include creating the functional description (design synthesis), performing functional verification, running the physical implementation (place and route), and performing sign-off checks for manufacturing. The Innovus Implementation System is integrated with the key full-flow solution areas. For functional design, customers use the Genus Synthesis solution. For sign-off checks, customers use the Quantus Extraction, Timing Signoff, Voltus C Power Integrity, and Pegasus Physical Verification solutions. While these are the main areas in the digital flow, there are other important technology solutions for a comprehensive flow that includes the need for test synthesis, logic equivalence checking, high level power analysis, and optimization. The solutions are Joules™ RTL Power, which is designed to deliver fast power analysis while preserving near-signoff accuracy, and Cadence Modus DFT software, which reduces system-on-chip (“SoC”) design-for-test time. Cadence Cerebrus™ is our generative AI solution that combines all elements of the full-flow IC through signoff, enabling additional productivity, automation, and improved quality of results throughout the entire design flow.
Functional Verification
As mentioned above, functional verification is an important aspect of the design process. Design engineers rely heavily on the capability to verify that the chip's functional description is equivalent to the physical description used to manufacture the silicon. Functional verification is done multiple times throughout the design process as changes are incorporated, with the objective of identifying as many potential functional issues as possible before manufacturing the circuitry, thereby significantly reducing the risk of discovering a costly error in the completed product. We offer two functional verification software solutions, the Jasper Formal Verification Platform, and the Xcelium™ Parallel Logic Simulation Platform. These software solutions help engineers compare the functional view of the design with its physical view to make sure they match and help ensure that the design will successfully pass all functional tests.

Our hardware acceleration and software prototyping solutions address another important aspect of functional verification in design flows. This capability is essential for chips that are used in high-performance computers like microprocessors, graphics processors, and AI processor chips. Some of the functional tests for these designs are so large that they may take weeks or even months to complete. Hardware acceleration, also known as emulation, and software prototyping can reduce these large simulations to hours or a few days. Our Palladium® Enterprise Emulation Platform and Protium™ field programmable gate arrays (“FPGA”)-Based Prototyping Platforms are for more comprehensive chip verification, often running low-level embedded software on top of a model of the chip, to ensure proper functionality before silicon manufacturing. These engines are used for early bug detection, verification of block-level functionality, verification acceleration and emulation of system-level functionality, system-level power exploration, analysis and optimization, and system-level prototyping for hardware/software co-verification. Our Palladium platform provides high throughput, capacity, data center reliability, and workgroup productivity to enable global design teams to develop advanced hardware-software systems. The Protium platform leverages a common front end with the Palladium environment to move designs rapidly from emulation to the prototyping stage, enabling software development to begin weeks to months earlier than otherwise possible. Verisium™ is our generative AI solution for multi-run verification that enables additional productivity, automation, and quality of results throughout the entire verification flow.
Semiconductor IP
Our semiconductor IP product category includes strategic and mission-critical design architectures that our customers use to integrate into their highly differentiated design blocks, SoC subsystems, and chiplets. These are typically designed into silicon chips that are found in high volume in multiple markets such as automotive, hyperscale, mobile computing, and many consumer products including mobile phones, and AI chips. Our IP offerings include controllers and physical interfaces, which are commonly used in computing, networking, and embedded systems. We have a broad portfolio of PCI Express, Universal Accelerator Link, Compute Express Link, multiple memory interfaces including High Bandwidth Memory and Graphics Double Data Rate, and many other standards. In addition, our portfolio includes a wide variety of digital signal processor IPs. Our Tensilica® configurable digital signal processors are vertically targeted subsystems for AI, audio/voice, baseband and vision/imaging applications, controllers and physical interfaces for standard protocols and analog IP. Our design IP portfolio includes solutions for high speed serializer/deserializer (“SerDes”), peripheral component interconnect (“PCI”), USB, and many other standards. In addition to the IP portfolio listed above, customers rely on our Verification IP (“VIP”) portfolio to perform system-level validation. The VIP models are designed to work seamlessly with our Xcelium™ simulator and Palladium® Enterprise Emulation solutions.
We also offer design services to provide customers with end-to-end solutions from design specifications to final working silicon. In the first quarter of fiscal 2024, we acquired Invecas, a leading provider of design engineering, embedded software, and system-level solutions. With this acquisition, we have added a highly skilled system design engineering team with expertise in providing IP design services for a wide variety of advanced node and mixed-signal chip designs, verification, product engineering, advanced packaging, and embedded software.
System Design and Analysis
Our SD&A product category is a comprehensive multiphysics platform that helps our customers design and simulate electronics and entire systems. It encompasses key areas of analysis including electromagnetic, thermal, structure, computational fluid dynamics, molecular, PCB and packaging, mechanical and structural analysis.
The capabilities in the Allegro® System Design Platform include PCB design and implementation, IC package and system-in-package design, signal and power integrity analysis, and PCB library design management and collaboration. The need for compact, high-performance mobile, consumer, and automotive design with advanced serial interconnect is driving the technological evolution of our PCB offerings. For mainstream PCB customers, where individual or small team productivity is a focus, we provide the OrCAD® family of offerings, which are primarily marketed worldwide through a network of resellers. Allegro X AI™ is our generative AI solution designed to provide significant cycle-time compression for PCB design, enhancing an engineer’s productivity.
The speed and proximity of signals on silicon, through packages to boards, and through connectors and cables, exposes these communications to various kinds of interference, generates heat, and emits electromagnetic radiation. Careful analysis is required for these systems to work as designed under a wide range of operating conditions, standards, and regulatory laws. The complexity of these devices and signal transmissions requires analysis and simulation throughout the product lifecycle to meet these objectives. Our Clarity™ 3D Solver for electromagnetic and power electronics analysis and simulation, as well as our Celsius™ Thermal Solver, provide the foundation for multiphysics analysis technology, with complete electrical-thermal co-simulation for electronic systems from ICs to physical enclosures.
Our Fidelity™ CFD Software expands our ability to meet the growing design challenges of electronic and systems companies. Fidelity CFD is a physics-based analysis solution for mechanical design and complements the electronic system analysis portfolio. Our comprehensive suite of computational fluid dynamics (“CFD”) solutions enables our customers to extend their multiphysics analysis workflows to address simulation and analysis challenges for applications such as aerodynamics, hydrodynamics, propulsion, turbomachinery, heat transfer, and combustion. Optimality™ Intelligent System Explorer is the industry’s first generative AI-driven multiphysics optimization solution. It delivers additional productivity, automation, and improved system-level power, performance and area and quality of results throughout the entire analysis flow.

Our Cadence Reality Digital Twin platform brings physics-based design and analysis to the data center sector for performance-aware design and operational planning. Data center professionals can future-proof designs and assess operational decisions with this digital twin and empower designers, owners, and operators to address the need for reliability, capacity, and energy efficiency.
With our acquisition of BETA CAE Systems International AG (“BETA CAE”) in fiscal 2024, we expanded our multiphysics simulation capabilities to include mechanical and structural analysis. BETA CAE’s industry-leading solutions include ANSA for pre-processing and full-flow model development, META for post-processing and analysis, EPILYSIS for structural analysis, and FATIQ for fatigue and failure analysis. These solutions along with the rest of BETA CAE’s portfolio address mechanical and structural design challenges in several markets including aerospace, automotive, biomechanics, construction, energy, crash and safety, industrial equipment, marine, and robotics.
Our Millennium™ Multiphysics Enterprise Platform is an industry-first turnkey AI-enabled digital twin. Millennium M1 is the first release and is designed to overcome traditional CFD speed/accuracy and compute resource limitations with a combination of GPU resident CFD solvers such as Fidelity LES for large eddy simulations (“LES”) and scalable high-performance hardware.
For 3D-IC and multi-chiplet designs, our customers use the Cadence® Integrity™ 3D-IC Platform. Built on the Innovus solution, Integrity allows system-level designers to plan, implement, and analyze stacked die systems for a variety of packaging styles (2.5D or 3D). Integrity 3D-IC is the industry’s first integrated system and SoC-level solution that enables system analysis, including co-design, with Virtuoso and Allegro implementation environments.
We also offer molecular modeling and simulation solutions and services. These solutions and services are used by a wide range of organizations in the pharmaceutical and biotechnology sectors to accelerate the drug discovery process and make more informed decisions in developing new therapeutics.
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
Our education services offerings can be customized and include training programs that are delivered online, through an app, or in a classroom setting. The content of these offerings ranges from the latest design techniques to methodologies for using the most recent features of our products. The primary focus of education services is to accelerate our customers’ path to productivity in the use of our products.
Services
We offer a number of services, including design services, services related to methodology, education and hosted design solutions. These services may be sold separately or sold and performed in conjunction with the license, sale or lease of our products. As necessary, specialized design services engineers are assigned to internal R&D projects associated with our design IP business.
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
The Cadence Cloud portfolio, which consists of Cadence-managed and customer-managed cloud environments, continues to expand, with additional cloud-based and software as a service (“SaaS”) products, including cloud-based solutions for SD&A and functional verification. Contractual arrangements with customers for both environments are generally time-based, similar to the on-premises software license arrangements described above, and may include usage-based terms.
In delivering methodology services, we leverage our experience and knowledge of design techniques, our products, leading practices and different design environments to enable improved productivity of our customers’ engineering teams. Depending on the customers’ projects and needs, we work with customers using outsourced, consultative and collaborative offerings.
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

	2024		2023		2022
	(In millions, except percentages)
Product and maintenance	$4,213	91%	$3,834	94%	$3,340	94%
Services	428	9%	256	6%	222	6%
Total revenue	$4,641		$4,090		$3,562
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
The remainder of our revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of hardware and individual IP licenses and certain software licenses. The percentage of our recurring and up-front revenue is impacted by delivery of hardware and IP products to our customers in any single fiscal period.
For additional information and analysis on our revenue, including revenue by geography, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2024 results of operations and our financial position as of December 31, 2024, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. We have elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $6.8 billion as of December 31, 2024, which included $0.5 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of December 31, 2024, we expected to recognize 54% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 42% over the next 13 to 36 months and the remainder thereafter.

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
Hardware Manufacturing and Software Distribution
Our hardware, including all individual PCBs, custom ICs and FPGA-based prototyping components, is manufactured, assembled and tested by subcontractors before delivery to our customers. Software and documentation are primarily distributed to customers by secure electronic delivery.
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
Governmental Regulations
We are subject to a variety of federal, state, local and foreign laws and regulations relating to our business and operations. These include, but are not limited to, laws and regulations related to trade controls, anti-corruption and anti-bribery, and data privacy and data protection and AI, as well as antitrust, competition, employment, income taxes and the environment.
Trade
We are subject to laws and regulations in the United States and other jurisdictions concerning the sale, shipment and transmission of our products and technology outside the United States and to foreign nationals, including tariffs, trade protection measures, import or export licensing requirements, sanctions and other trade regulations. The Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce maintains and frequently adds entities to the “Entity List,” which limits our ability to deliver products and services to these entities, some of which are our customers. BIS has issued restrictions concerning advanced node IC production in China and other countries and extended controls to additional technologies, including electronic computer-aided design software specially designed for the development of advanced node ICs, and issued export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries. These restrictions and any subsequent restrictions may have an adverse effect on our business, results of operations or financial condition, either directly or by impacting our customers’ products, and restrict our ability to license or support our products to certain companies in China. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.
Trade regulations limiting or banning sales into certain countries or to certain companies, including economic and financial sanctions and trade embargoes administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), have impacted our ability to transact business in certain countries and with certain customers. Future trade regulations may also impact our ability to transact business with certain customers and in certain countries and may restrict certain non-U.S. person employees from performing their duties at Cadence without first obtaining appropriate authorization if their duties involve an export, reexport, or transfer of export-controlled technology.

Anti-corruption and anti-bribery
We are subject to laws and regulations in the United States and other jurisdictions concerning anti-corruption and anti-bribery, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which prohibit corrupt payments to governmental officials and bribes to other persons.
Data privacy and data protection
We are subject to laws and regulations in the United States and other jurisdictions governing data privacy and data protection, including the EU/UK General Data Protection Regulation, which regulate our collection, handling and use of personal information.
The laws and regulations to which we are subject are complex and may change or develop over time, sometimes with limited or no advance notice. Developments or other changes in laws or regulations or how they are interpreted or enforced have had, and may continue to have, a negative impact on our business and increase our compliance-related expenditures.
Artificial intelligence
The regulatory framework governing the use of AI, machine learning and automated decision-making technologies (“AI Technologies”) is rapidly evolving. Many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have been enacted in China, the United States and the European Union. In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration and may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule-making relating to AI Technologies in the future. U.S. legislation is also advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act regarding the use of automated decision-making. The EU Artificial Intelligence Act (the “EU AI Act”) applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case - includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.
For additional information regarding risks related to laws and regulations, including existing restrictions imposed by BIS, as well as international relations, see Item 1A, “Risk Factors.”
Competition
We compete most frequently with Synopsys, Inc., Siemens EDA, and ANSYS, Inc., and also with numerous other tools providers, electronics device manufacturers with their own EDA capabilities, technical or computational software companies, electronics design and consulting companies and other IP companies. These include U.S. based companies such as Keysight Technologies, Inc., Schrödinger, Inc. and CEVA, Inc. and foreign companies such as Zuken Ltd. (Japan) and emerging competitors in China like Huada Empyrean, Xpeedic, X-EPIC, Primarius Technologies, Univista and Giga-DA. Some of our competitors have made or may make acquisitions and/or have entered or may enter into partnerships or other strategic relationships which may alter their ability to compete with us.
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
Human Capital Resource Management
Our people are at the center of our success and drive the innovations that are enabling next-generation technologies. Cadence technology is highly specialized and deeply technical and our team represents some of the best and brightest in their fields. Our One Team culture is central to employees experience and enables us to attract and retain top talent in our industry. We regularly invest in key initiatives including, but not limited to, furthering belonging, physical and mental health, and talent development. To measure engagement and collect feedback from our employees, we administer regular employee engagement surveys.
Cadence leaders are tasked with creating and sustaining our culture and therefore, they are measured on their contributions to the attraction, development, engagement of high-caliber talent, and advancing our sustainability objectives.
Employees
As of December 31, 2024, we had approximately 12,700 employees. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in engineering roles.

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
The Cadence Giving Foundation, established in 2021, is committed to providing Cadence employees and others a means through which to carry out their volunteer activities as well as making an impact on our focus areas of environmental sustainability and opportunities for all in science, technology, engineering and math (“STEM”) education. This is accomplished through various means, including grant making and partnerships with non-profit organizations committed to addressing these issues. We also make charitable contributions consisting of Cadence technology product donations.
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
Fiscal Year End
Historically, our fiscal years were 52- or 53-week periods ending on the Saturday closest to December 31. During fiscal 2022, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective beginning with our 2023 fiscal year, which began on January 1, 2023. Fiscal year 2022, which is included in this report for comparative purposes, represents a 52-week period.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information regarding our executive officers as of February 20, 2025:

Name	Age	Positions and Offices
Anirudh Devgan	55	President and Chief Executive Officer
John M. Wall	54	Senior Vice President and Chief Financial Officer
Paul Cunningham	47	Senior Vice President and General Manager of the System Verification Group
Karna Nisewaner	50	Senior Vice President, General Counsel and Corporate Secretary
Chin-Chi Teng	59	Senior Vice President and General Manager of the Digital and Signoff Group
Paul Scannell	59	Senior Vice President of Worldwide Field Operations
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
PAUL SCANNELL has served as Senior Vice President of Worldwide Field Operations of Cadence since May 2024. From 2005 to April 2024, Mr. Scannell held several positions at Cadence, including most recently as Corporate Vice President, Sales from June 2017 to April 2024. Prior to joining Cadence in 2005 through Cadence's acquisition of Verisity Ltd., Mr. Scannell served in key positions at Axis Systems, Inc., Synopsys, Inc. and Viewlogic Systems, Inc. Mr. Scannell has a B.S. in electrical engineering from Stevens Institute of Technology, an M.S. in electrical engineering from University of Southern California and an M.B.A. from Pepperdine University.

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
Risk Factors Summary
Business and Operational Risks
•We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our hardware, IP and certain software products.
•Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business and reduce our bookings levels and revenue.
•We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in global markets as well as a variety of other laws and regulations.
•As we continue to acquire and invest in companies or technologies, we may not realize the expected business or financial benefits and these acquisitions could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results and the market value of our common stock.
•We could suffer serious harm to our business because of the infringement or misappropriation of our IP rights by third parties.
•Our success is highly dependent upon the legal protection of our proprietary technology, as well as software and other IP rights licensed to us by third parties, and we cannot assure that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such IP rights from third parties.
•We may not realize opportunities presented by AI and may incur reputational and financial harm and liability as a result of issues in the development and use of AI.
•Cyberattacks that compromise the confidentiality, integrity or availability of our or our third-party providers’ information technology systems or confidential information could materially harm our business, reputation and financial condition.
•Risks associated with our international operations could adversely impact our financial condition.
•The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
•We depend upon our management team and qualified employees, and our failure to attract, train, motivate and retain them may make us less competitive and therefore harm our results of operations.
•A significant portion of our cash is held and generated outside of the United States, and if our cash available in the United States is insufficient to meet our requirements in the United States, we may be required to raise cash in ways that could negatively affect our financial condition, results of operations and the market price of our common stock.
•The investment of our cash is subject to risks that may cause losses and affect the liquidity of these investments.
•The long sales cycle of our products and services may cause our operating results to fluctuate unexpectedly.
•We have incurred, and may in the future incur, substantial costs in connection with restructuring plans, which might not result in the benefits we anticipate, possibly having a negative effect on our future operating results.
•Our business is subject to the risk of natural disasters and global climate change.
Risks Related to Customers, Suppliers and Industry Competition
•Customer consolidation could affect our operating results.
•Our failure to respond quickly to technological developments or customers’ increasing technological requirements and to continue to develop or acquire technological capabilities could make our products uncompetitive and obsolete and impede our ability to address the requirements in technology segments that are expected to contribute to our growth.
•Our investment in research and development of new and existing products, technologies and services may affect our operating results, and our return on investment may be lower or develop more slowly than expected.
•Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults, modifications or non-renewals of licenses.
•The competition in our industries is substantial, and we may not be able to continue to compete successfully.

•Our future revenue is dependent in part upon our installed customer base continuing to license or buy products and purchase services.
•We depend on a single supplier or a limited number of suppliers for certain hardware components and contract manufacturers for production of our hardware products, making us vulnerable to supply disruption and price fluctuation.
Tax, Regulatory and Litigation Risks
•Our results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
•Litigation, government investigations or regulatory proceedings could adversely affect our financial condition and operations.
•Errors, defects or other issues with our products and services could expose us to liability and harm our business.
•Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles, and we may incur significant costs to adjust our accounting systems and processes to comply with significant changes.
•If we become subject to unfair hiring claims, we could be prevented from hiring needed employees, incur liability for damages and incur substantial costs in defending ourselves.
•We are subject to evolving corporate governance, environmental and social practices and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
Risks Related to Our Securities and Indebtedness
•Our stock price has been and may continue to be subject to fluctuations.
•The amount and frequency of our share repurchases may fluctuate, and we cannot guarantee that we will fully consummate our share repurchase authorization, or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and diminish our cash reserves.
•Our certificate of incorporation and bylaws and certain provisions under Delaware law could prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.
•Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain disputes between us and our stockholders.
•Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
•At the option of the holders of our outstanding notes, we may, under certain circumstances, be required to repurchase such notes.
•The terms of our debt agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Various factors could increase our future borrowing costs or reduce our access to capital, including a lowering or withdrawal of the ratings assigned to us and our New Notes by credit rating agencies.
Business and Operational Risks
We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our hardware, IP and certain software products.
Historical results of operations should not be viewed as reliable indicators of our future performance. Various factors affect our operating results, and some of them are not within our control. Our operating results for any period are affected by the mix of products and services sold in a given period and the timing of revenue recognition, particularly for our hardware, IP and certain software products for which revenue is recognized at a point in time rather than over time. In addition, we have recorded net losses in the past and may record net losses in the future. Also, our cash flows from operating activities have and will continue to fluctuate due to a number of factors, including the timing of our billings, collections, disbursements and tax payments.
A substantial portion of our software licenses yield revenue recognized over time, which may make it difficult for us to rapidly increase our revenue in future fiscal periods and means that a decrease in orders in a given period would negatively affect our revenue in future periods.

A substantial portion of the product revenue related to our hardware and IP, and to a lesser extent certain software, is recognized upon delivery, and our forecasted revenue results are based, in part, on our expectations of these products to be delivered in a particular quarter. Therefore, changes in bookings or deliveries for these products, relative to expectations, will have a more immediate impact on our revenue than changes in the majority of our time-based software or services bookings, for which revenue is generally recognized over time.
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
Purchases of our products and services are dependent upon the commencement of new design projects by semiconductor and electronics systems companies. The IC and electronics systems industries are cyclical and are characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.
The semiconductor and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products. The current outlook for the global economy is uncertain and may result in a decrease in spending on our products and services despite recent growth.
Uncertainty caused by challenging global political and economic conditions, including inflation, interest rates, bank failures, U.S. deficit concerns, geopolitical conflicts and other adverse changes to international relationships among countries in which we or our customers operate or do business, protectionist measures or decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures and failure by Congress to increase the U.S. federal debt ceiling on a timely basis, or concerns or speculation about any similar events or risks, have led and could lead to further credit downgrades and market-wide liquidity problems, which in turn may cause customers and other third parties to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Public health emergencies and reactionary measures by governments and businesses have also had, and could in the future have, the effect of curtailing economic activity and causing substantial volatility and disruption in global markets. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenue and financial results.

There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. A significant disruption in any area where we or our customers operate or do business could reduce customer demand, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations. For example, the ongoing geopolitical and economic uncertainty between the United States and China, where we have derived a substantial percentage of our revenue, the unknown impact of current and future U.S. and Chinese trade regulations, and geopolitical risks with respect to Taiwan, which serves as a central hub for the technology industry supply chain, could, directly or indirectly, materially harm our business, financial condition and results of operations.
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
We must comply with the import and export restrictions and regulations and economic sanctions laws of the United States and of certain other countries in selling, providing or shipping our products and transferring our technology outside the United States, to foreign nationals (including foreign nationals within the United States) or across borders. Changes in our products or services, or changes in and continued expansion of these laws and regulations, including new or increased tariffs, trade protection measures, sanctions, trade embargoes and other trade barriers, may create delays in the introduction of our products or services into international markets, prevent our customers from deploying our products or services or, in some cases, prevent the export or import of our products or services to certain countries, governments or persons altogether or result in increased costs for us, which could reduce our competitiveness, or for our customers, which could affect their purchasing behaviors. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets would likely harm our business, operating results and financial condition.
For example, BIS maintains and frequently adds entities to the “Entity List,” which limits our ability to deliver products and services to these entities, some of which are our customers. When customers are on the Entity List or are subject to new or expanded trade restrictions, it has a negative effect on our ability to sell products and provide services to these customers. In addition, the issuance of new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rule, the foreign-direct product rules, or any other rule that prevents a class of commodities, software or technology from export to any specific country or countries without a license, could increase our costs or expenses. Anticipated or actual changes in trade restrictions could also affect customer purchasing behaviors. Entity List restrictions and other trade restrictions may also encourage customers to seek substitute products from our competitors, including a growing class of foreign competitors and open source alternatives, that are not subject to these restrictions or to develop their own solutions, thereby decreasing our long-term competitiveness. In particular, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China. In addition, although customers on the Entity List are not prohibited from paying (and we are not restricted from collecting) for products we previously delivered to them (in compliance with applicable law), the credit risks associated with outstanding receivables from customers on the Entity List – including receivables from anti-piracy enforcement efforts and litigation settlements – and other trade restrictions could increase.
We cannot predict whether or when any changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer, technology, country or region or the long-term effects on our business or our customers’ businesses. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that certain restrictions, even if not directly applicable to us, may impact our customers' products which may have an adverse effect on demand for our products, or that a country-specific export control may limit or prevent our employees who are nationals of the restricted country from performing their duties unless a license can be obtained. Additionally, our business may also be impacted by other trade restrictions that may be imposed by the United States, China or other countries. For example, the United States and other global actors have imposed economic sanctions on Russia and other entities and individuals as a result of the Russian invasion of Ukraine and conflicts in the Middle East. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, could trigger retaliatory actions by affected countries.

Failure to obtain import, export or re-export licenses or permits when required or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. In addition, if our customers sell our products to any entity on the Entity List without our knowledge or authorization, we may be held liable for such sales. Although we have implemented risk-based policies and procedures that are reasonably designed to comply with all applicable trade restrictions, we and governmental authorities have had and may in the future have reason to inquire into particular sales. Specifically, in February 2021, we received an administrative subpoena from BIS requesting the production of records in connection with certain sales to our customers in China. In November 2023, we received a related subpoena from the U.S. Department of Justice (“DOJ”) that also requested information regarding our business activity in China. In December 2024, we began discussions with BIS and DOJ regarding preliminary findings of their investigations and a potential resolution of this matter. We have been and will continue cooperating with BIS and DOJ in responding to the subpoenas and their ongoing investigations. These matters are subject to uncertainties and the outcomes of these and other proceedings that may occur are difficult to predict. If any governmental fines, penalties, restrictions or compliance requirements are imposed on us, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially adversely affected. In addition, political, media or other scrutiny surrounding governmental investigations or their outcome could cause significant expense and reputational harm and distract senior executives from managing normal day-to-day operations.
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
In addition to export control laws, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, anti-bribery, tax, corporate governance, financial and other disclosures, competition, antitrust, data privacy, data protection and employment. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly, and changes to these laws, or their interpretations, may require us to make significant changes to our business operations that may adversely affect our business overall. The policies and procedures we have implemented to assist our compliance with these laws and regulations do not provide complete assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our operations, reputation and financial condition. For more information about the import and export restrictions and regulations that we may be subject to, see “Governmental Regulations—Trade” under Item 1 of Part I of this Annual Report.
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
Acquisitions and other transactions, arrangements and investments involve numerous risks and potential operating difficulties and expenditures, including the following, any of which could harm our business or negatively impact our results of operations:
•    the failure to complete transactions on a timely basis or at all, or to realize, or a delay in realizing, anticipated benefits or synergies, including as a result of any conditions placed upon approvals from governmental authorities;
•    potential identified or unknown security vulnerabilities in acquired companies, technologies or products that expose us to additional security risks or delay our ability to integrate them;
•    brand or reputational harm, including due to failure or perceived failure to achieve our publicly disclosed greenhouse gas emissions reduction target due to acquisitions with large greenhouse gas emissions;
•    the failure to understand, compete and operate effectively in markets where we have limited experience or where competitors may have stronger market positions;
•    the failure to integrate, combine or manage acquired products, infrastructure, technologies and businesses effectively;
•    difficulties in integrating and assimilating acquired employees, which may lead to retention risk with respect to both acquired and existing employees and difficulties related to acquired employees represented by labor unions;
•    the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•    diversion of financial resources and management’s attention from day-to-day business;

•    overlapping customers and product sets that impact our ability to maintain revenue at historical rates;
•    unanticipated costs or assumed liabilities, including those related to an acquired company's disclosure controls and procedures, internal control over financial reporting, cybersecurity, taxes and other compliance programs;
•    contingent payments in connection with acquisitions in the future;
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
•    additional stock-based compensation issued or assumed in connection with the acquisition, including the impact on stockholder dilution and our results of operations; and
•    the tax effects of any such acquisitions including related integration and business operation changes, and assessment of the impact on the realizability of our future tax assets or liabilities
In addition, to facilitate acquisitions or investments, we have and may in the future seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments, and which may affect the risks of owning our common stock. For example, we have and may in the future finance acquisitions or investments by issuing equity or convertible securities, or use such securities as consideration, which have and may in the future cause our existing stockholders to be diluted. We also have and may in the future finance acquisitions or investments through debt financing. Acquisitions or investments may also require the expenditure of substantial cash resources. Acquisitions are also often dilutive to margins and earnings, at least initially. In addition, in certain cases we may be required to consolidate one or more of our strategic investee’s financial results into ours. Fluctuations in any such investee’s financial results, due to general market conditions, bank failures or otherwise, could negatively affect our consolidated financial condition, results of operations, cash flows or the price of our common stock.
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

Our success is highly dependent upon the legal protection of our proprietary technology, as well as software and other IP rights licensed to us by third parties, and we cannot assure that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such IP rights from third parties.
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
Many of our products include software or other IP licensed from third parties. We may have to seek new or renew existing licenses for such software and other IP. Our engineering services business holds licenses to certain software and other IP owned by third parties, including that of our competitors. In addition, we use open source software in our products, and due to uncertainties regarding the interpretation of open source software licenses, there is a risk that our use of open source software is inconsistent with what the copyright owners had intended, which could lead to disputes and enforcement actions, including demands that we release applicable source code, and we may be forced to re-engineer our products or incur additional costs to replace the affected open source software. Our failure to obtain third party software, other IP licenses or other IP rights that are necessary or helpful for our business on favorable terms (or at all), or our need to engage in litigation over these licenses or rights, could seriously harm our business, operating results or financial condition. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.
We may not realize opportunities presented by AI and may incur reputational and financial harm and liability as a result of issues in the development and use of AI.
We use AI Technologies throughout our business and are making significant investments in AI initiatives, including expanding our generative AI platform and applications, to enable our customers to optimize their products’ performance, increase the productivity of their design teams and workflows and develop AI solutions themselves. AI Technologies are complex and rapidly evolving, and we face significant competition from other companies. Such other companies may develop AI Technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI Technologies as effectively, as quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth. We expect that increased investment will be required in the future to continuously improve our development and use of AI Technologies. Moreover, the long-term trajectory of this technological trend is unknown, and we may not be successful in our ongoing development and maintenance of AI Technologies in the face of novel and evolving technical, reputational and market factors. We may incur significant costs, resources, investments, delays and not achieve a return on investment or capitalize on opportunities presented by AI, and we could incur financial losses.
Further, the introduction of AI Technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation or financial results. The regulatory framework governing the use of AI Technologies is rapidly evolving. Existing laws and regulations, such as data privacy and antitrust regimes, may apply to us or our customers in new ways, and many U.S. federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. For example, in May 2024, the European Union approved the EU AI Act establishing a comprehensive, risk-based governance framework for AI in the EU market, the breach of which could result in fines of up to 7% of worldwide annual turnover. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

We cannot predict how newly instituted legislation and regulation, or the interpretation and application of existing laws and regulations, will impact our ability, or our customers' ability, to develop and offer products or services that leverage AI Technologies and the costs of doing so. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations. Further, the IP ownership and license rights, including copyright, surrounding AI Technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI Technologies into our products and services may result in exposure to claims of copyright infringement or other IP misappropriation.
The implementation of AI Technologies may accelerate or exacerbate potential risks related to technological developments. These risks include the possibility of AI Technologies malfunctioning, producing biased or inaccurate results or failing to meet performance expectations. The development and deployment of AI Technologies carries the risk of other unintended consequences, such as ethical concerns, privacy violations and negative public perception. The rapid evolution of AI Technologies requires the application of resources to help ensure that AI is implemented responsibly in order to minimize unintended, harmful impact. If the development or use of AI Technologies by us or our customers draws controversy due to perceived or actual impact on human rights, IP, privacy, security, employment or the environment or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. For more information about laws and regulations governing the use of AI Technologies, see “Governmental Regulations—Artificial intelligence” under Item 1 of Part I of this Annual Report.
Cyberattacks that compromise the confidentiality, integrity or availability of our or our third-party providers' information technology systems or confidential information could materially harm our business, reputation and financial condition.
We rely on hardware, software, digital infrastructure and computing networks for both internal and customer-facing operations that are critical to our business (collectively, “IT Systems”). We own and manage certain IT Systems but also rely on third parties for IT Systems and related products and services, including cloud computing. In addition, we and certain third-party providers collect, maintain and process data about our customers, employees, business partners and others, including personally identifiable information, as well as proprietary data such as trade secrets (collectively, "Confidential Information").
We face numerous, evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, Confidential Information, products and services, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and malicious insiders, as well as through diverse attack vectors, such as social engineering (including phishing), malware (including ransomware) and denial-of-service attacks, and due to human or technological error, such as misconfigurations, “bugs” or other vulnerabilities in software or hardware. Additionally, advances in technology, an increased level of sophistication and expertise of hackers, widespread access to generative AI, and new discoveries in the field of cryptography can result in a compromise or breach of our IT Systems or security measures implemented to protect our systems. We have experienced cyberattacks and other security incidents in the past and will continue to experience varying degrees of attacks and incidents in the future. Any such incidents could compromise our IT Systems, which could cause system disruptions or slowdowns and lead to the information stored on our networks being accessed, publicly disclosed, lost or stolen. Any actual or perceived unauthorized access or disclosure to our Confidential Information poses significant risk to our business as it could result in reputational and financial harm and further subject us to liability to our customers, suppliers, business partners and others.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including AI – that circumvent security controls, evade detection and remove forensic evidence. A cyberattack on our IT Systems or IT Systems of one of our third-party providers or customers could result in any or all of the following: compromise to our Cadence Cloud portfolio, which includes both our managed and customer-managed environments, and our data centers and those of our customers and end users; corruption or stealing of Confidential Information such as proprietary information related to our (or our customers') business, products, services and infrastructure or personally identifiable information; manipulation or stealing of financial data and assets; and/or disruption of our systems and services and those of our customers and others. Because we make extensive use of third party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party providers’ IT Systems can materially impact our operations and financial results. Moreover, breaches of our security measures and vulnerabilities in our or third-party providers’ IT Systems or products or services may expose us to a risk of loss or misuse, loss of financial assets, business interruption, regulatory investigations, litigation and other potential liability. There can be no assurance that our cybersecurity risk management strategy, program, policies, processes and controls will be fully implemented, complied with or effective in protecting any systems or information.

Techniques used to obtain unauthorized access or to sabotage information systems change frequently and include zero-day software vulnerabilities that are unknown until exploited by threat actors. As a result, we may be unable to promptly or effectively detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. Furthermore, we have acquired and continue to acquire companies with less sophisticated security measures, and it takes time to align their security practices to meet our information security policies, procedures and controls, which exposes us to increased cybersecurity, operational and financial risk. Furthermore, employees working from remote work environments can expose us to increased security risks and attacks. Moreover, hardware, software or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other vulnerabilities and be susceptible to hacking or misappropriation. In addition, certain of our third-party vendors use cloud storage of information as part of their services and product offerings, creating risk of misappropriation of our Confidential Information by third parties.
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
A significant amount of our revenue is derived from our international operations, a substantial majority of our employees are located outside of the United States, and we have offices throughout the world, including key research and development facilities outside of the United States. Our international operations are subject to a number of risks, including:
•trade restrictions, sanctions or other trade barriers, which may lengthen sales cycles, restrict or prohibit the sale or licensing of certain products, or prevent foreign nationals employed by us from performing their roles;
•limitations on repatriation of earnings and on the conversion of foreign currencies;
•reduced protection of IP rights and heightened exposure to IP theft;
•longer collection periods for receivables and greater difficulty in collecting accounts receivable;
•difficulties in managing foreign operations;
•political and economic conditions, such as economic downturns in the regions in which we do business, as well as macroeconomic policy and operational impacts of political instability and armed conflicts, including military service by our international employees;
•changes in legal and regulatory requirements;
•differing employment practices and labor issues or inability to continue to offer competitive compensation;
•variations in costs or expenses associated with our international operations, including as a result of changes in foreign tax laws or changes in valuation of the U.S. dollar relative to other currencies; and
•public health emergencies and related public health measures, including restrictions on travel between jurisdictions in which we and our customers and suppliers operate.
Some of our research and development and other facilities are in parts of the world where there is a greater risk of business interruption as a result of political instability, terrorist acts or military conflicts than businesses located domestically. Damage to or disruptions at our research and development facilities could have a significant adverse effect on our ability to develop and improve products. We are not insured for losses or interruptions caused by acts of war, among other exclusions. Furthermore, our operations are dependent upon the connectivity of our operations throughout the world. Activities that interfere with our international connectivity or operations, such as cyber hacking, computer system viruses, natural disasters, public health emergencies, civil unrest or terrorism, could significantly harm our business operations.
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
Approximately one third of our total costs and expenses has historically been transacted in foreign currencies and more than a half of our revenue has historically come from our international operations, while the majority of our revenue contracts worldwide are denominated in U.S. dollars. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Japanese yen, European Union euro, British pound, Indian rupee, Taiwan dollar and Israeli shekel, have had and may in the future have an effect on our revenue or operating results.

Fluctuations in the exchange rate between the U.S. dollar and other currencies could seriously affect our business, operating results and financial condition, including due to inflation, devaluations and currency controls. If we price our products and services in a non-U.S. market in the local currency, we receive fewer U.S. dollars when the local currency declines in value relative to the U.S. dollar. If we price our products and services in a non-U.S. market in U.S. dollars, a decrease in value of the local currency relative to the U.S. dollar could result in our prices being uncompetitive in that market. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency, which increases our operating expenses in that region. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars. For more information, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”
We depend upon our management team and qualified employees, and our failure to attract, train, motivate and retain them may make us less competitive and therefore harm our results of operations.
Our business depends upon the continued services, efforts and abilities of our senior management and other qualified employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services and IP industries has intensified. Further, increased uncertainty regarding social, political and immigration policies in the United States and abroad may make it difficult to recruit employees with adequate experience; and governmental policies resulting in increased funding of domestic technology companies, such as China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030, has caused and may continue to cause difficulty in retaining and attracting local talent. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in training, retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, particularly as we transition employees back to the office generally four days a week, which may impact our ability to retain and hire employees. Additionally, hiring and training of new employees may be adversely impacted by global economic uncertainty. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
We have substantial cash requirements in the United States and significant operations outside the United States. As of December 31, 2024, approximately 34% of our cash and cash equivalents balance was held by subsidiaries outside the United States. We cannot accurately predict the full impact that evolving macroeconomic and geopolitical conditions may have on our cash flows. In addition, although the U.S. Tax Cuts and Jobs Act (the “Tax Act”) has reduced the tax impact of repatriation of foreign earnings, there are still administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash is insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
There has been a trend toward customer consolidation in the semiconductor industry through business combinations, including mergers, asset acquisitions and strategic partnerships. As companies attempt to expand, strengthen or hold their market positions in an evolving industry, companies could be acquired or may be unable to continue operations. If this trend continues, it could make us more dependent on fewer customers who may be able to exert increased bargaining power in negotiations with us and could increase the portion of our total sales concentration for any single customer. Customer consolidation activity could also reduce the demand for our products and services if such customers streamline research and development or operations, reduce purchases or delay purchasing decisions. These outcomes could negatively impact our operating results and financial condition.
Our failure to respond quickly to technological developments or customers’ increasing technological requirements and to continue to develop or acquire technological capabilities could make our products uncompetitive and obsolete and impede our ability to address the requirements in technology segments that are expected to contribute to our growth.
Our strategy is designed to increase our business among electronic systems companies, which are developing their own ICs and other electronic subsystems, and to increase our business among semiconductor companies, which are increasing their contribution to the end products into which their ICs and other electronic subsystems are incorporated. Part of this strategy involves addressing the needs across a variety of vertical sectors including consumer, hyperscale computing, mobile, communications, automotive, aerospace and defense, industrial and life sciences, where increased investment is expected by our customers. Each of these sectors require technologies, expertise, and marketing and operations infrastructure that are application-specific. Our inability to develop or acquire application-specific capabilities could impede our ability to expand our business and ultimately affect our future growth. The following trends may impact the sectors we serve:

•changes in the design and manufacturing of ICs, including migration to advanced-process nodes, present major challenges to the semiconductor industry, particularly in IC design and verification, design automation, design of manufacturing equipment, and the manufacturing process itself. With migration to advanced-process nodes, the industry must adapt to more complex physics and manufacturing challenges. Novel design tools and methodologies must be invented and enhanced quickly to remain competitive in the design of electronics in the smallest nanometer ranges;
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
•with Moore's Law slowing, the trend towards more on-chip integration and advanced system level 3D package design may change the requirements for the design, multiphysics analysis and verification of complex systems; and
•changing end-user dynamics in our target customer vertical sectors could advance the need from simple ICs to full-system design and analysis capabilities that require increasingly complex computational software-based solutions.
If we are unable to respond quickly and successfully to these trends, we may lose our competitive position, and our products or technologies may become obsolete. To compete successfully, we must develop, acquire or license new products and improve our existing products and processes on a schedule that keeps pace with technological developments. We must provide frequent and relevant updates to our software products in order to provide substantial benefit to the customer throughout the license periods because of the rapid changes in our customers’ industries. The market must also accept our new and improved products. We must also offer high-quality technical support services to assist our customers in planning, deploying and gaining operation proficiency for our products. We must enhance our hardware platforms periodically to reduce the likelihood that a competitor surpasses the capabilities we offer. Our introduction of new products could reduce the demand and revenue of our older products or affect their pricing. We must also be able to support a range of changing computer software, hardware platforms and customer preferences. Additionally, we must be able to identify and successfully enter emerging international markets for our products. We cannot guarantee that we will be successful in keeping pace with all, or any, of the customer trends.
Our investment in research and development of new and existing products, technologies and services may affect our operating results, and our return on investment may be lower or develop more slowly than expected.
We invest and expect to continue to invest in research and development for new and existing products, technologies and services in response to our customers’ increasing technological requirements and to maintain and improve our competitive position. Such investments may be in related areas, such as technical sales support, and may include increases in employee headcount. These investments may involve significant time, risks and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that we may not realize the intended benefits of these investments. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if customers reduce or slow the need to upgrade or enhance their computational software products and design flows, our revenue and operating results may be adversely affected.
Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults, modifications or non-renewals of licenses.
Our customers have and may continue to face challenging financial or operating conditions, including due to macroeconomic conditions or catastrophic events, and delay or default on their payment commitments to us, request to modify contract terms, or modify or cancel plans to license our products. Our customers’ inability to fulfill payment commitments, in turn, could adversely affect our revenue, operating expenses and cash flow. Additionally, from time to time our customers seek to renegotiate pre-existing contractual commitments. Customers may also choose to not renew their licenses to our products in full or at all. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.
The competition in our industries is substantial, and we may not be able to continue to compete successfully.
The industries in which we do business are highly competitive and require us to identify and develop or acquire innovative and cost-competitive products, integrate them into platforms and market them in a timely manner. Failure to compete successfully could seriously harm our business, operating results and financial condition. Factors that could affect our ability to compete successfully include:
•the development by others of competitive products or platforms and services, possibly resulting in a shift of customer preferences away from our products and services and significantly decreased revenue;

•aggressive pricing competition by our competitors, including through significant discounts, may cause us to reduce the prices of our products, offer terms that are unfavorable to us or lose our competitive position, any of which could result in lower revenue or profitability and could adversely impact our ability to realize the revenue and profitability forecasts for our products and could, over time, significantly constrain the prices that we can charge for our products;
•the challenges of advanced-node design may lead some customers to work with more mature, less risky manufacturing processes that may reduce their need to upgrade or enhance their EDA solutions and design flows;
•the challenges of developing (or acquiring) technology solutions that meet the rapidly evolving requirements of next-generation design challenges;
•intense competition to attract acquisition targets, possibly making it more difficult for us to acquire companies or technologies at an acceptable price, or at all;
•new entrants, including larger electronic systems companies, in our industry;
•the combination of our competitors or collaboration among competitors and/or other companies (including through strategic alliances) to deliver more comprehensive or different offerings than they could individually;
•our entry into new product categories or technology vertical sectors, including those in which success depends on absolute or relative scale;
•decisions by customers to perform engineering services or IP development internally, rather than purchase these services from outside vendors due to budget constraints or excess engineering capacity;
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
We depend on a single supplier or a limited number of suppliers for certain hardware components and contract manufacturers for production of our hardware products, making us vulnerable to supply disruption and price fluctuation.
Our reliance on single or a limited number of suppliers and contract manufacturers for certain hardware components and contract manufacturers for production of our hardware products has resulted in, and could continue to result in, some product delivery delays and reduced control over contractual terms and quality. In some cases, it may not be practical or feasible to have multiple sources to procure certain key components. We have suffered from, and may continue to suffer from, delays and other disruptions in the supply of certain hardware components and the delivery of products by our contract manufacturers. Such delays and disruptions may be due to a variety of factors, including bankruptcy, shutdown or upstream supply chain issues, and may prevent us from delivering completed hardware products to customers or from supplying new evaluation units to customers, which could have a negative impact on our revenue and operating results.
Tax, Regulatory and Litigation Risks
Our results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political and other conditions. Governments, including the United States, are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which have led to changes in tax laws, an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits, administrative appeals and litigation in various jurisdictions and these jurisdictions have assessed, or may assess, additional tax liabilities against us.

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
In August 2022, the United States enacted the Inflation Reduction Act of 2022, which included a new minimum tax on certain large corporations, an excise tax on stock buybacks and significant funding for IRS enforcement efforts. In October 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced an agreement among more than 130 countries to adopt new rules including Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. Furthermore, many countries have enacted or proposed new laws to tax digital transactions. These and future developments in tax laws and regulations, and related compliance, could have a material adverse effect on our operating results, financial position and cash flows.
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
Errors, defects or other issues with our products and services could expose us to liability and harm our business.
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, including the interoperation of our products with third party products in a customer's environment, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, from time to time, our customers or their end users discover errors or defects in our software or the systems we design, or the products or systems incorporating our design and IP may not operate as expected. Errors, defects or issues arising from interoperability with third party products, whether or not our products are the source of such problems, could result in reputational damage, failure to attract new or retain existing customers or market share and acceptance, diversion of development resources to resolve the problem, loss of or delay in revenue or payments and increased service costs and liability.

Although we generally have limitation of liability provisions in our standard terms and conditions of sale, in some circumstances, we may be required to indemnify a customer in full, without limitation, for certain liabilities. Although we do not control what our products are used for and our standard terms and conditions generally disclaim liability for our customers’ products, the sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not apply or may not fully cover claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources or cause reputational damage.
Our reported financial results may be adversely affected by changes in United States generally accepted accounting principles ("U.S. GAAP"), and we may incur significant costs to adjust our accounting systems and processes to comply with significant changes.
U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. We are also subject to evolving rules and regulations of the countries in which we do business. Changes to accounting standards or interpretations thereof may result in different accounting principles under U.S. GAAP that could have a significant effect on our reported financial results.
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the FASB, as well as evolving investor, customer, employee and other stakeholder expectations around corporate governance, executive compensation and environmental and social practices and related disclosures. These rules, regulations and expectations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by U.S. and foreign governments, making compliance more difficult and uncertain. For example, in January 2025, President Trump signed an executive order directing federal agencies to take steps to target diversity, equity and inclusion practices in the private sector, including directing each agency to identify up to nine opportune civil compliance investigations of publicly traded corporations, and requiring agencies to include terms within federal contracts for contractors to certify that they do not operate such programs that violate any applicable federal anti-discrimination laws, among others. We may be subject to increased litigation and regulatory scrutiny regarding these practices. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us. We expect that rapidly changing laws, regulations, policies, interpretations and expectations related to corporate governance, environmental and social matters, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs, which could adversely affect our business, results of operations and financial condition. Moreover, some stakeholders may disagree with our environmental, social and governance targets and practices and the focus of stakeholders may change and evolve over time. Stakeholders may have different views on where corporate governance, environmental and social focus should be placed. Any disagreement with our targets or strategies could adversely affect our business, reputation, results of operations and financial condition.
We have established environmental, social and governance targets and strategies, including relating to greenhouse gas emissions reduction. If our ESG practices, reporting or disclosure controls do not meet evolving investor, customer, employee or other stakeholder expectations and regulatory standards, or if we are unable to make progress on or achieve our goals and objectives, including our net zero target, then our reputation and our attractiveness as an employer, investment or business partner could be negatively impacted, which could adversely affect our operating results. Our disclosures and public positions or commitments on these matters may change from time to time, as may corresponding internal controls and external reporting standards, which can expose us to reputational, financial, legal, and other risks, including as a result of a failure or perceived failure to achieve aspirations, targets, or goals, such as our greenhouse gas emissions reduction target, or a failure to report accurately. Statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. In addition, we could face scrutiny from certain stakeholders for the scope or nature of such initiatives, targets or goals, or for any revisions to these initiatives, targets or goals.

Risks Related to Our Securities and Indebtedness
Our stock price has been and may continue to be subject to fluctuations.
Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and other factors beyond our control including macroeconomic factors. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. In addition to these factors and industry and general economic and political conditions, our stock price may be adversely impacted by announcements related to financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors, announcements of new products or acquisitions of new technologies by us, or by other companies, including our competitors or our customers, or announcements of acquisitions, major transactions, litigation developments or management changes. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, stockholder derivative lawsuits or other actions by stockholders, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.
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
Anti-takeover defenses in our certificate of incorporation and bylaws and certain provisions of the Delaware General Corporation Law (the “DGCL”) that apply to us could make it difficult for anyone to acquire control of our company. Our certificate of incorporation allows our Board of Directors to designate and issue, at any time and without stockholder approval, up to 400,000 shares of preferred stock in one or more series, all of which are currently designated as Series A Preferred, but the number of such shares of preferred stock may be reduced to zero. Subject to the DGCL, our Board of Directors may, as to any shares of preferred stock the terms of which have not then been designated, establish the terms without stockholder approval. Our Board of Directors has the power to issue shares of Series A Preferred with dividend, voting and liquidation rights superior to our common stock at a rate of 1,000-to-1 without further vote or action by the common stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•our Board of Directors’ exclusive right to elect a director to fill a vacancy created by an expansion, resignation, death or removal;
•a prohibition on stockholder action by written consent in certain circumstances, forcing certain stockholder actions to be taken at an annual or special meeting of stockholders;
•the requirement that a special meeting may be called only by our Board of Directors,the Board Chair, Chief Executive Officer or Secretary upon the written request of certain stockholders that satisfy the requirements specified in our bylaws;
•certain amendments to our certificate of incorporation requiring the affirmative vote of the holders of not less than a majority of outstanding voting stock(with different requirements for a related person); and
•advance notice procedures required to nominate candidates or to propose matters for a stockholders’ meeting.
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

Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain disputes between us and our stockholders.
Our bylaws provide that, unless a majority of our Board of Directors consents to an alternative forum, the Court of Chancery of the State of Delaware, subject to certain jurisdictional requirements, is the exclusive forum for any derivative action or proceeding brought on our behalf, any action based upon a breach of fiduciary duty owed by any current or former director, officer, employee or stockholder to us or to our stockholders, any action asserting a claim against us or our current or former directors, officers, employees or stockholders, arising pursuant to the DGCL, our certificate of incorporation, bylaws, or any action asserting a claim against us or our current or former directors, officers or other employees that is governed by the internal affairs doctrine. In addition, our bylaws provide that the federal district courts of the United States will be the exclusive forum for any complaint asserting a cause of action under the Securities Act. These exclusive forum provisions may limit a stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.
We have significant outstanding indebtedness, as well as the ability to access additional borrowings under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility and the indenture governing the $500 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “New Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify.
Specifically, our level of debt could have important consequences, including the following:
•making it more difficult for us to service our debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows (including U.S. cash) to be dedicated to debt service payments instead of other purposes;
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

A breach of the covenants or restrictions under the agreements governing our revolving credit facility and the New Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit. In the event our lenders or note holders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.
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
If our cash flows and capital resources are insufficient to satisfy our debt obligations, we could face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures or dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our debt obligations. Our debt agreements restrict our ability to dispose of assets and use the proceeds from dispositions and may also restrict our ability to raise capital to repay other indebtedness when due. We may not be able to consummate dispositions or obtain proceeds in an amount sufficient to meet any debt obligations when due.
In addition, we conduct a substantial portion of our operations through our subsidiaries. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us. Our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to us. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If we do not receive distributions from our subsidiaries, we may be unable to make required payments on our debt.
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
In addition, the applicable margin is based on the credit rating of our unsecured debt. Accordingly, a credit rating downgrade would increase the applicable interest rate. Assuming our revolving credit facility was fully drawn and we were to fully exercise our right to increase borrowing capacity under our revolving credit facility, each quarter point change in the interest rate would result in a $4.4 million change in annual interest expense.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information, including our customers’, vendors’, partners’ and employees’ data, including personal information.
Our cybersecurity risk management program is guided by frameworks and standards promulgated by the EU, National Institute of Standards and Technology, Cloud Security Alliance (“CSA”) and International Organization for Standardization/International Electrotechnical Commission (“ISO/IEC”). While we seek to maintain ISO/IEC 27001:2013 and ISO/IEC 27017:2015 certifications, and seek to achieve the SOC 2 Type 1 and Type 2 attestations, this does not imply that we specifically or comprehensively comply with technical specification or requirements, only that we use all the above-mentioned standards and regulations as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
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
•risk assessment processes designed to help identify cybersecurity risks to our critical systems, information, products, services and our broader enterprise IT environment;
•our Information Security team, principally responsible for identifying and mitigating cybersecurity risks, and managing our security controls and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test (including penetration test) or otherwise assist with certain aspects of our security controls and processes;
•global security operations center services through certain service providers;
•implementation of new hire and annual data privacy and cybersecurity training of employees, including senior management, and cybersecurity governance training for our Board of Directors;
•a cybersecurity insurance policy to cover certain types of costs and losses from cybersecurity incidents; and
•a third-party risk management process, including risk assessment and risk rating (using common vulnerability scoring system or similar methodologies based on industry practices), for certain service providers, suppliers and vendors.
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

Our management team, including our Chief Information Officer (“CIO”), CISO and the General Counsel, is responsible for assessing and managing material risks from cybersecurity threats, including supervision of our internal security incident response team and our Disclosure Committee comprised of certain of our employees (including any applicable subcommittees thereof). Our management team has relevant expertise in the following:(i) understanding of cybersecurity risks in enterprise operations, including information technology, information security, product security, physical security and legal, (ii) experience in overseeing risk management and understanding risks faced by enterprise operations and (iii) significant operating experience allowing them to provide insight into developing, implementing and assessing our operating plan. In addition, our CISO has over 30 years of broad cybersecurity and information technology risk management experience, is a Certified Information Security Manager (“CISM”) and holds a Master's Degree in computer science and information systems.
Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents, and is responsible for oversight and management of our cybersecurity risk management program. Our management team receives briefings from our internal Information Security team and the Disclosure Committee whenever applicable. Such briefings include information regarding threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our information technology environment. Our management team also provides quarterly cybersecurity risk management program updates, to the Board of Directors or to the Audit Committee, in alternating quarters.

Item 2. Properties
We own land and buildings at our corporate headquarters located in San Jose, California. We also own properties in New Mexico, India, Greece and Italy. As of December 31, 2024, the total square footage of our owned buildings was approximately 1,330,000.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of January 31, 2025, we had 327 registered stockholders. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders that are represented by these record holders.

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

Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on December 28, 2019, (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through December 31, 2024, and for each index on the last day of the calendar year.

# COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
## Among Cadence Design Systems, Inc., the Nasdaq Composite Index, the S&P 500 Index and the S&P Information Technology Index

450
400
350
300
250
200
150
100
50
0
12/28/19
01/02/21
01/01/22
12/31/22
12/31/23
12/31/24
Cadence Design Systems, Inc.
Nasdaq Composite
S&P 500
S&P 500 Information Technology

*$100 invested on 12/29/19 in stock or index, including reinvestment of dividends.
Indexes calculated on a month-end basis.
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/28/2019	1/2/2021	1/1/2022	12/31/2022	12/31/2023	12/31/2024

Cadence Design Systems, Inc.	$100.00	$194.10	$265.12	$228.54	$387.49	$427.46
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Information Technology	100.00	143.89	193.58	139.00	219.40	299.72

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
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
October 1, 2024 - October 31, 2024	230,867	$268.37	199,684	$923
November 1, 2024 - November 30, 2024	179,112	$295.39	162,073	$875
December 1, 2024 - December 31, 2024	164,036	$308.45	157,047	$827
Total	574,015	$288.25	518,804
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
Shares Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K under Item 5 is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

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
Business Overview
Cadence® is a global market leader that develops computational, AI-driven software, accelerated hardware, and IP solutions for engineers and scientists to bring new and innovative products to life. The world’s most innovative technology companies use our solutions and services to deliver transformational products to multiple industries that drive the global economy. The products these companies develop are some of the most complex systems in the world. Since our inception, we have been at the forefront of technology innovation. We work closely with our customers, helping them solve their most complex challenges in the semiconductor and electronic systems industries to unlock limitless opportunities.
Our strategy allows us to deliver solutions to our customers to solve their most complex product development challenges. Our industry-leading computational software, specialized accelerated hardware, and IP enable us to adapt to our customer’s dynamic design requirements, allowing them to meet their critical business and environmental concerns including time-to-market and sustainability. The creation of even the most seemingly simple electronic systems and products often requires a complex design process and requires highly trained engineers with various areas of specialized knowledge and skill sets. Our ability to deliver innovative products that keep up with increasing complexity allows our customers to be successful in meeting their business goals and objectives.
We group our products into the following categories:
•Core EDA
•IP; and
•System Design and Analysis.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Product Categories.”
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”
Recent Acquisitions
Consistent with our Intelligent System Design strategy, during the first quarter of fiscal 2024, we completed our acquisition of Invecas, a leading provider of design engineering, embedded software and system-level solutions. We believe the addition of a skilled engineering team with vast experience in delivering end-to-end system solutions with deep expertise in advanced nodes, mixed-signal, verification, embedded software, packaging and turnkey custom silicon production will enhance our ability to pursue attractive opportunities in the markets we serve. Revenue and cost of revenue associated with contracts assumed with our acquisition of Invecas is primarily classified as services revenue and cost of services in our consolidated income statements.
During the second quarter of fiscal 2024, we completed our acquisition of BETA CAE, a system analysis platform provider of multi-domain, engineering simulation solutions. The acquisition of BETA CAE expands our multiphysics system analysis suite with highly complementary products, enabling us to offer a more comprehensive portfolio to customers in the automotive sector and at companies in the aerospace, industrial and healthcare industries. Revenue associated with contracts assumed with our acquisition of BETA CAE is primarily classified as product and maintenance revenue in our System Design and Analysis product category. Cost of revenue associated with these contracts is primarily classified as cost of product and maintenance in our consolidated income statements.
Macroeconomic and Geopolitical Environment
Because we operate globally, our business is subject to the effects of economic downturns or recessions in the regions in which we do business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, changing interest rates, expanded trade control laws and regulations, potential imposition of new or higher tariffs and geopolitical conflicts.
We have been impacted by the continued expansion of trade control laws and regulations, including certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security “Entity List” and regulations governing the sale of certain technologies. Based on our current assessments, we expect the impact of these expanded trade control laws and regulations on our business to be limited. In addition, President Trump has announced the imposition of broad-based tariffs on imports from many countries, including China and Mexico. We are monitoring the imposition of these new or higher tariffs, including any pauses on the tariffs imposed, and will assess their potential impact on our business either directly, such as on our hardware business, or due to downstream effects.
We also continuously monitor geopolitical conflicts around the world, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and assess their impact on our business. To date, these conflicts have not materially limited our ability to develop or support our products and have not had a material impact on our results of operations, financial condition, liquidity or cash flows.

While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, “Risk Factors.”
Results of Operations
The discussion of our fiscal 2024 consolidated results of operations includes year-over-year comparisons to fiscal 2023 for revenue, cost of revenue, operating expenses, operating margin, other non-operating income and expenses, income taxes and cash flows. For a discussion of the fiscal 2023 changes compared to fiscal 2022, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 14, 2024.

Results of operations for fiscal 2024, as compared to fiscal 2023, reflect the following:
•Growth in revenue from our software, services, IP and hardware offerings;
•Continued investment in research and development activities and technical sales support, including headcount from acquisitions;
•Incremental costs for professional services; and
•Increased interest expense from our indebtedness.
Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our hardware products, providing maintenance for our software, hardware and IP, providing engineering services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, hardware and IP products generating revenue in any given period and whether the revenue is recognized over time or at a point in time, upon completion of delivery.
Recurring revenue includes revenue recognized over time from our software arrangements, services, royalties, maintenance on IP licenses and hardware products, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products or services.
The remainder of our revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of hardware products, individual IP licenses and certain software licenses. The percentage of our recurring and up-front revenue and fluctuations in revenue within our geographies in any single fiscal period are primarily impacted by delivery of hardware and IP products to our customers.
The following table shows the percentage of our revenue that is classified as recurring or up-front for fiscal 2024 and 2023:

	2024	2023
Revenue recognized over time	80%	81%
Revenue from arrangements with non-cancelable commitments	3%	3%
Recurring revenue	83%	84%
Up-front revenue	17%	16%
Total	100%	100%
The percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters. We expect our percentage of annual up-front revenue to continue to increase in 2025 as growth in our product offerings for which revenue is recognized up-front is expected to be greater than the growth of our product offerings for which revenue is recognized over time
The following table shows the percentage of recurring revenue for the twelve-month periods ended concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Recurring revenue	83%	86%	87%	87%	84%
Up-front revenue	17%	14%	13%	13%	16%
Total	100%	100%	100%	100%	100%

Revenue by Year
The following table shows our revenue for fiscal 2024 and 2023 and the change in revenue between years:

			Change
	2024	2023	2024 vs. 2023
	(In millions, except percentages)
Product and maintenance	$4,213.5	$3,834.4	$379.1	10%
Services	427.8	255.6	172.2	67%
Total revenue	$4,641.3	$4,090.0	$551.3	13%
Product and maintenance revenue increased during fiscal 2024, as compared to fiscal 2023, primarily due to growth in revenue from our software, hardware and IP offerings as a result of customers’ continued investment in complex designs for their products.
Services revenue increased during fiscal 2024, as compared to fiscal 2023, primarily due to growth in revenue from our design service offerings, which were supplemented by our acquisition of Invecas. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2024 or 2023.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories during fiscal 2024 and 2023:

	2024	2023
Core EDA	71%	76%
IP	13%	12%
System Design and Analysis	16%	12%
Total	100%	100%
Revenue from any one product category as a percentage of total revenue may fluctuate from period to period based on the mix of products and services sold in a given period and the timing of revenue recognition, particularly for our hardware, IP and certain software products. While revenue from our Core EDA product category increased during fiscal 2024, as compared to fiscal 2023, Core EDA as a percentage of total revenue decreased over the same period. As shown in the table below, revenue from China decreased during the same period and the substantial majority of that decreased revenue is included in the Core EDA category, resulting in lower revenue growth in the Core EDA category compared to both the IP and System Design and Analysis categories. Certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product categories based upon the expected usage of our products. The actual usage of our products by these customers may differ and, if that proves to be the case, the revenue allocation in the table above would differ.
Revenue by Geography

			Change
	2024	2023	2024 vs. 2023
	(In millions, except percentages)
United States	$2,159.7	$1,694.5	$465.2	27%
Other Americas	93.1	65.3	27.8	43%
China	573.1	679.5	(106.4)	(16)%
Other Asia	855.9	766.4	89.5	12%
Europe, Middle East and Africa (“EMEA”)	699.3	655.1	44.2	7%
Japan	260.2	229.2	31.0	14%
Total revenue	$4,641.3	$4,090.0	$551.3	13%
During fiscal 2024, as compared to fiscal 2023, revenue in the United States increased primarily due to growth in revenue from our hardware, software, IP and service offerings, while revenue in China decreased primarily due to a decrease in revenue from our hardware and IP offerings. Revenue in the remaining geographies presented in the table above increased during fiscal 2024, as compared to fiscal 2023, primarily due to growth in revenue from software offerings.

Revenue by Geography as a Percent of Total Revenue

	2024	2023
United States	47%	41%
Other Americas	2%	2%
China	12%	17%
Other Asia	18%	19%
Europe, Middle East and Africa	15%	16%
Japan	6%	5%
Total	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

			Change
	2024	2023	2024 vs. 2023
	(In millions, except percentages)
Cost of product and maintenance	$436.6	$331.8	$104.8	32%
Cost of services	210.9	103.3	107.6	104%
Total cost of revenue	$647.5	$435.1	$212.4	49%
The following table shows cost of revenue as a percentage of related revenue for fiscal 2024 and 2023:

	2024	2023
Cost of product and maintenance	10%	9%
Cost of services	49%	40%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our hardware products and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related and maintenance-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Cost of product and maintenance depends primarily on our hardware product sales in any given period, but is also affected by employee salary and benefits and other employee-related costs, reserves for inventory, and the timing and extent to which we acquire intangible assets, license third-party technology or IP, and sell our products that include such acquired or licensed assets, technology or IP.
A summary of cost of product and maintenance for fiscal 2024 and 2023 is as follows:

			Change
	2024	2023	2024 vs. 2023
	(In millions, except percentages)
Product and maintenance-related costs	$376.5	$288.0	$88.5	31%
Amortization of acquired intangibles	60.1	43.8	16.3	37%
Total cost of product and maintenance	$436.6	$331.8	$104.8	32%

Product and maintenance-related costs increased during fiscal 2024, when compared to fiscal 2023, due to the following:

Change
2024 vs. 2023
(In millions)
Hardware product costs	$80.1
Salary, benefits and other employee-related costs	4.9
Other items	3.5
Total change in product and maintenance-related costs	$88.5
Costs associated with our hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of hardware products higher, as a percentage of revenue, than our cost of software and IP products. Hardware product costs increased during fiscal 2024, as compared to fiscal 2023, primarily due to increased installations of hardware products and increased charges for excess and obsolete inventory related to previous generations of our hardware products.
Amortization of acquired intangibles included in cost of product and maintenance may fluctuate from period to period depending on the timing of newly acquired assets relative to assets becoming fully amortized in any given period.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization, and direct costs associated with certain design services. Cost of services may fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects rather than internal development projects and the timing of design service projects being completed. Cost of services increased during fiscal 2024, as compared to fiscal 2023, primarily due to increased costs associated with our design service offerings and costs associated with the service offerings from our acquisition of Invecas.
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, industry trends for salary and other employee benefits, stock-based compensation, foreign exchange rate movements, acquisition-related costs, and volatility in variable compensation programs that are driven by operating results.
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
Our operating expenses for fiscal 2024 and 2023 were as follows:

			Change
	2024	2023	2024 vs. 2023
	(In millions, except percentages)
Marketing and sales	$757.5	$690.3	$67.2	10%
Research and development	1,549.1	1,441.8	107.3	7%
General and administrative	282.3	242.4	39.9	16%
Total operating expenses	$2,588.9	$2,374.5	$214.4	9%
Our operating expenses, as a percentage of total revenue, for fiscal 2024 and 2023 were as follows:

	2024	2023
Marketing and sales	16%	17%
Research and development	34%	35%
General and administrative	6%	6%
Total operating expenses	56%	58%

 Marketing and Sales
The increase in marketing and sales expense were due to the following:

Change
2024 vs. 2023
(In millions)
Salary, benefits and other employee-related costs	$48.2
Stock-based compensation	10.9
Facilities and other infrastructure costs	6.7
Other items	1.4
Total change in marketing and sales expense	$67.2
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during fiscal 2024, as compared to fiscal 2023, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions. Facilities and other infrastructure costs included in marketing and sales expense increased during fiscal 2024, as compared to fiscal 2023, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.
Research and Development
 The increase in research and development expense were due to the following:

Change
2024 vs. 2023
(In millions)
Salary, benefits and other employee-related costs	$49.1
Stock-based compensation	47.0
Facilities and other infrastructure costs	8.4
Professional services	5.0
Other items	(2.2)
Total change in research and development expense	$107.3
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during fiscal 2024, as compared to fiscal 2023, due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions. Facilities and other infrastructure costs increased during fiscal 2024, as compared to fiscal 2023, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The changes in general and administrative expense were due to the following:

Change
2024 vs. 2023
(In millions)
Outside legal fees	$18.7
Salary, benefits and other employee-related costs	12.8
Estimated legal liabilities	8.3
Foreign service tax	5.0
Other professional services	3.4
Stock-based compensation	3.4
Contributions to non-profit organizations	(14.7)
Other items	3.0
Total change in general and administrative expense	$39.9

Outside legal fees included in general and administrative expense increased during fiscal 2024, as compared to fiscal 2023, primarily due to increased legal services associated with acquisitions and legal proceedings. For additional information about our legal proceedings, including the increase in estimated legal liabilities, see Note 18 in the notes to consolidated financial statements.
Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during fiscal 2024, as compared to fiscal 2023, primarily due to additional headcount from acquisitions. Also, during fiscal 2024, as compared to fiscal 2023, we experienced an increase in foreign service tax expense, because we did not benefit from any foreign service tax refunds as we did during fiscal 2023. Contributions to non-profit organizations decreased during fiscal 2024, as compared to fiscal 2023, primarily due to the timing of our periodic contributions to support charitable initiatives, including the Cadence Giving Foundation.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists primarily of amortization of customer relationships, acquired backlog, trade names, trademarks and patents. Amortization in any given period depends primarily on the timing and extent to which we acquire intangible assets.

			Change
	2024	2023	2024 vs. 2023
	(In millions, except percentages)
Amortization of acquired intangibles	$30.4	$18.2	$12.2	67%
Amortization of acquired intangibles increased during fiscal 2024, as compared to fiscal 2023, primarily due to amortization from intangible assets acquired with our fiscal 2024 and fiscal 2023 acquisitions, partially offset by certain intangible assets that became fully amortized.
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
Operating margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for fiscal 2024 and 2023 was as follows:

	2024	2023
Operating margin	29%	31%
Operating margin decreased during fiscal 2024, as compared to fiscal 2023, primarily due to the mix of products and services sold during each respective period. In addition, our acquisitions during fiscal 2024 resulted in incremental expenses, including amortization of acquired intangibles, that exceeded incremental revenue.

Interest Expense
Interest expense for fiscal 2024 and 2023 was comprised of the following:

	2024	2023
	(In millions)
Contractual cash interest expense:
Senior Notes	$46.0	$15.3
Term Loans	25.9	17.7
Revolving Credit Facility	0.7	2.0
Amortization of debt discount and debt issuance costs:
Senior Notes	1.9	0.9
Term Loans	1.2	0.2
Revolving Credit Facility	0.4	—
Other	(0.1)	0.1
Total interest expense	$76.0	$36.2
Interest expense increased during fiscal 2024, as compared to fiscal 2023, primarily due to the interest expense related to new debt issued during fiscal 2024. We expect interest expense to increase during fiscal 2025 due to the increased level of debt on our consolidated balance sheet compared to prior periods. For an additional description of our debt arrangements, see Note 5 in the notes to consolidated financial statements.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses. Other income (expense), net increased during fiscal 2024, as compared to fiscal 2023, primarily due to increased interest earned from deposits and net gains from our investments in equity securities of publicly held companies. For additional information about other income (expense), net, see Note 12 in the notes to consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for fiscal 2024 and 2023:

	2024	2023
	(In millions, except percentages)
Provision for income taxes	$340.3	$240.8
Effective tax rate	24.4%	18.8%
Our provision for income taxes for fiscal 2024 was primarily attributable to federal, state and foreign income taxes on our fiscal 2024 income. We also recognized tax benefits of $42.9 million related to stock-based compensation that vested or was exercised during the period.
During fiscal 2024, we received best judgment tax audit assessments of approximately $26.0 million from the Israel Tax Authority (“ITA”) for the tax years 2017, 2018 and 2019. The best judgment tax audit assessments were primarily related to transfer pricing and withholding taxes. We disagree with the ITA’s positions and have appealed or are in the process of appealing the tax assessments.
In 2021, the OECD announced Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland and Hungary, have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal 2024 or announced their plans to enact legislation in future years. The currently enacted Pillar Two Model Rules did not have a material impact to our provision for income taxes for fiscal 2024.
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

Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2025 effective tax rate will be approximately 25%. We expect that our quarterly effective tax rates will vary from our fiscal 2025 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate.
For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 8 in the notes to consolidated financial statements.
Liquidity and Capital Resources

	As of		Change
	December 31, 2024	December 31, 2023	2024 vs. 2023
	(In millions)
Cash and cash equivalents	$2,644.0	$1,008.2	$1,635.8
Net working capital	2,646.0	385.4	2,260.6
Cash and Cash Equivalents
As of December 31, 2024, our principal sources of liquidity consisted of $2,644.0 million of cash and cash equivalents as compared to $1,008.2 million as of December 31, 2023.
Our primary sources of cash and cash equivalents during fiscal 2024 were proceeds from debt, cash generated from operations, proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the year and proceeds from the sale and maturity of investments.
Our primary uses of cash and cash equivalents during fiscal 2024 were payments related to employee salaries and benefits, operating expenses, payments on debt, cash paid for acquired businesses, repurchases of our common stock, purchases of inventory, payments for income taxes, payment of employee taxes on vesting of restricted stock and purchases of property, plant and equipment.
Approximately 34% of our cash and cash equivalents was held by our foreign subsidiaries as of December 31, 2024. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2024 and 2023 were as follows:

			Change
	2024	2023	2024 vs. 2023
	(In millions)
Cash provided by operating activities	$1,260.6	$1,349.2	$(88.6)
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The decrease in cash flows from operating activities during fiscal 2024, as compared to fiscal 2023, was primarily due to the timing of cash receipts from customers and the timing of cash disbursements for operating assets and liabilities.

Cash Flows Used for Investing Activities
Cash flows used for investing activities during fiscal 2024 and 2023 were as follows:

			Change
	2024	2023	2024 vs. 2023
	(In millions)
Cash used for investing activities	$(837.1)	$(412.2)	$(424.9)
Cash used for investing activities increased during fiscal 2024, as compared to fiscal 2023, primarily due to increased payments for business combinations and purchases of property, plant and equipment, partially offset by a decrease in cash used for investments in equity and debt securities. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
Cash Flows Provided by (Used for) Financing Activities
Cash flows provided by (used for) financing activities during fiscal 2024 and 2023 were as follows:

			Change
	2024	2023	2024 vs. 2023
	(In millions)
Cash provided by (used for) for financing activities	$1,239.2	$(803.6)	$2,042.8
Cash from financing activities increased during fiscal 2024, as compared to fiscal 2023, primarily due to an increase in proceeds from debt, increased proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period, and a decrease in repurchases of common stock. These factors were partially offset by an increase in payments on debt and payments of employee taxes on vesting of restricted stock.
Other Factors Affecting Liquidity and Capital Resources
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “New Notes”). Interest on the New Notes is payable semi-annually in arrears in March and September of each year, beginning in March 2025. As of December 31, 2024, we were in compliance with all covenants associated with the New Notes.
We used a portion of the net proceeds of the New Notes issued in September 2024 to fully prepay the outstanding principal and accrued interest of our term loan facility due on September 7, 2025 (the “2025 Term Loan”) and our term loan facility due on May 20, 2026 (the “2026 Term Loan”). In October 2024, we also settled the outstanding principal of $350.0 million and accrued interest on the 4.375% Senior Notes that were due October 15, 2024 (the “2024 Notes”) at maturity.
Revolving Credit Facility
In August 2024, we terminated our existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2024 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of December 31, 2024, there were no borrowings outstanding under the 2024 Credit Facility, and we were in compliance with all covenants associated with such credit facility.
For additional information relating to our debt arrangements, see Note 5 in the notes to consolidated financial statements.
Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program that was most recently increased by our Board of Directors in August 2023. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of December 31, 2024, approximately $0.8 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information on share repurchases.

Other Liquidity Requirements
A summary of other capital and liquidity requirements as of December 31, 2024, is as follows:

	Total	Due in Less Than 1 Year
	(In millions)
Operating lease obligations(1)	$173.6	$46.2
Purchase obligations	78.3	58.9
Contractual interest payments	748.0	111.0
Income tax payable	40.4	40.4
Other long-term contractual obligations (2)	94.5	—
Total	$1,134.8	$256.5
_________________
(1) Includes future payments under leases that had commenced as of December 31, 2024 as well as leases that had been signed but not yet commenced as of December 31, 2024.
(2)    Included in other long-term contractual obligations are long-term income tax liabilities of $55.8 million related to unrecognized tax benefits. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.
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
As of December 31, 2024, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our operating results or financial condition.
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
Revenue Recognition
Our contracts with customers often include promises to transfer multiple software and/or IP licenses, hardware and services, including professional services, technical support services, and rights to unspecified updates to a customer. These contracts require us to apply judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of our IP license arrangements and the license of certain software, we have concluded that the licenses and associated services are distinct from each other. In other arrangements, like the majority of our time-based software arrangements, the licenses and certain services are not distinct from each other. These time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and we have concluded that these promised goods and services are a single, combined performance obligation.
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

During fiscal 2024, we acquired intangible assets of $366.0 million, primarily through our acquisitions of BETA CAE and Invecas. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, we projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. We assumed technological obsolescence at a rate of 10% annually, before applying an assumed royalty rate of 30% and a discount rate of 10%.
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
The following table provides information about our foreign currency forward exchange contracts as of December 31, 2024. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during February 2025.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
British pound	$205.3	0.79
European union euro	165.1	0.94
Chinese renminbi	124.3	7.25
Swiss franc	106.2	0.89
Japanese yen	101.7	154.4
Israeli shekel	74.9	3.69
Swedish krona	52.4	10.93
Indian rupee	49.1	84.99
Canadian dollar	28.2	1.4
Taiwan dollar	14.9	32.54
South Korean Won	3.4	1,399.26
Singapore dollar	2.1	1.34
Total	$927.6
Estimated fair value	$(7.5)
As of December 31, 2023, our foreign currency exchange contracts had an aggregate principal amount of $697.9 million, and an estimated fair value of $9.3 million.
We have performed sensitivity analyses as of December 31, 2024, and December 31, 2023, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $18.3 million and a decrease of $18.4 million as of December 31, 2024 and December 31, 2023, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $12.7 million and an increase of $20.4 million as of December 31, 2024 and December 31, 2023, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2024 Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of December 31, 2024.
Our investments in debt securities had a fair value of approximately $50.3 million and $49.8 million as of December 31, 2024 and December 31, 2023, respectively, that may decline in value if market interest rates rise. As of December 31, 2024 and December 31, 2023, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $2.0 million and $2.6 million, respectively.
Interest rates under our 2024 Credit Facility are variable, so interest expense could be adversely affected by increases in interest rates, particularly for periods when we maintain an outstanding balance. As of December 31, 2024, there were no borrowings outstanding under our 2024 Credit Facility. Our 2025 Term Loan and 2026 Term Loan, which had variable interest rates, were prepaid in full in September 2024.
Interest rates for our 2024 Credit Facility can fluctuate based on changes in market interest rates and in interest rate margins that vary based on the credit ratings of our unsecured debt. Assuming our 2024 Credit Facility was fully drawn and we were to fully exercise our right to increase borrowing capacity under our 2024 Credit Facility, each quarter point change in interest rates would result in a $4.4 million change in annual interest expense on our indebtedness under our 2024 Credit Facility. For an additional description of the 2024 Credit Facility, see Note 5 in the notes to consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.
Based on their evaluation our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with guidance issued by the SEC staff, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 excluded BETA CAE, which we acquired on May 30, 2024. The financial results of BETA CAE, a wholly-owned subsidiary, included in our consolidated financial statements since the date of acquisition constituted less than 2% of total consolidated assets and less than 2% of total consolidated revenue as of and for the year ended December 31, 2024.
Our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Ita Brennan, Director	Adoption	12/12/2024	X	Up to 720	3/16/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
We have an insider trading policy (the “Securities Trading Policy”) governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers, employees, and other covered persons. We also follow procedures for our repurchase of our securities. We believe that our Securities Trading Policy and repurchase procedures are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Form 10-K.
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and, as applicable, “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders. Our executive officers are listed at the end of Item 1 of Part I of this Annual Report.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and our Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2024,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control” and “Pay Ratio Disclosure” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by the Independent Registered Public Accounting Firm During Fiscal 2024 and 2023” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm (Auditor Firm ID 238)	51

Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023	53

Consolidated Income Statements for the three fiscal years ended December 31, 2024	54

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 31, 2024	55

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 31, 2024	56

Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2024	57

Notes to Consolidated Financial Statements	58

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	96

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

_____________
© 2025 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cadence Design Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded BETA CAE Systems International AG (“BETA CAE”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded BETA CAE from our audit of internal control over financial reporting. BETA CAE is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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
Revenue Recognition – Identifying and Evaluating Terms and Conditions in Contracts
As described in Note 2 and Note 3 to the consolidated financial statements, the Company enters into contracts that can include various combinations of licenses, products, and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue upon transfer of control of promised products or services to customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended December 31, 2024, the Company’s total revenue was $4.641 billion.
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
February 20, 2025

We have served as the Company’s auditor since 2020.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and December 31, 2023
(In thousands, except par value)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,644,030	$1,008,152
Receivables, net	680,460	489,224
Inventories	257,711	181,661
Prepaid expenses and other	433,878	297,180
Total current assets	4,016,079	1,976,217
Property, plant and equipment, net	458,200	403,213
Goodwill	2,378,671	1,535,845
Acquired intangibles, net	594,734	336,843
Deferred taxes	982,057	880,001
Other assets	544,741	537,372
Total assets	$8,974,482	$5,669,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$349,285
Accounts payable and accrued liabilities	632,692	576,558
Current portion of deferred revenue	737,413	665,024
Total current liabilities	1,370,105	1,590,867
Long-term liabilities:
Long-term portion of deferred revenue	115,168	98,931
Long-term debt	2,476,183	299,771
Other long-term liabilities	339,448	275,651
Total long-term liabilities	2,930,799	674,353
Commitments and contingencies (Notes 8, 17 and 18)
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 273,851 and 271,706, respectively	4,181,737	3,166,964
Treasury stock, at cost; 57,049 shares and 57,453 shares, respectively	(5,309,579)	(4,604,323)
Retained earnings	5,991,868	4,936,384
Accumulated other comprehensive loss	(190,448)	(94,754)
Total stockholders’ equity	4,673,578	3,404,271
Total liabilities and stockholders’ equity	$8,974,482	$5,669,491

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 31, 2024
(In thousands, except per share amounts)

	2024	2023	2022
Revenue:
Product and maintenance	$4,213,509	$3,834,359	$3,340,197
Services	427,755	255,627	221,521
Total revenue	4,641,264	4,089,986	3,561,718
Costs and expenses:
Cost of product and maintenance	436,600	331,760	273,565
Cost of services	210,902	103,281	98,058
Marketing and sales	757,483	690,319	604,224
Research and development	1,549,093	1,441,796	1,251,544
General and administrative	282,283	242,430	242,116
Amortization of acquired intangibles	30,375	18,162	18,470
Restructuring	23,765	11,013	55
Total costs and expenses	3,290,501	2,838,761	2,488,032
Income from operations	1,350,763	1,251,225	1,073,686
Interest expense	(75,999)	(36,185)	(22,934)
Other income (expense), net	121,055	66,886	(5,389)
Income before provision for income taxes	1,395,819	1,281,926	1,045,363
Provision for income taxes	340,335	240,782	196,411
Net income	$1,055,484	$1,041,144	$848,952
Net income per share – basic	$3.89	$3.86	$3.13
Net income per share – diluted	$3.85	$3.82	$3.09
Weighted average common shares outstanding – basic	271,212	269,381	271,198
Weighted average common shares outstanding – diluted	273,833	272,748	275,011

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended December 31, 2024
(In thousands)

	2024	2023	2022
Net income	$1,055,484	$1,041,144	$848,952
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(87,933)	(4,815)	(59,310)
Changes in defined benefit plan liabilities	(239)	1,566	984
Unrealized losses on derivatives designated as hedging instruments	(7,038)	—	—
Unrealized gains (losses) on investments	(484)	132	—
Total other comprehensive loss, net of tax effects	(95,694)	(3,117)	(58,326)
Comprehensive income	$959,790	$1,038,027	$790,626

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 31, 2024
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2022	276,796	$2,467,701	$(2,740,003)	$3,046,288	$(33,311)	$2,740,675
Net income	—	—	—	848,952	—	$848,952
Other comprehensive loss, net of taxes	—	—	—	—	(58,326)	$(58,326)
Purchase of treasury stock	(6,602)	—	(1,020,091)	—	—	$(1,020,091)
Equity forward contract	—	(12,035)	(17,965)	—	—	$(30,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,079	56,708	48,620	—	—	$105,328
Stock received for payment of employee taxes on vesting of restricted stock	(598)	(17,140)	(94,724)	—	—	$(111,864)
Stock-based compensation expense	—	270,439	—	—	—	$270,439
Balance, December 31, 2022	272,675	$2,765,673	$(3,824,163)	$3,895,240	$(91,637)	$2,745,113
Net income	—	—	—	1,041,144	—	$1,041,144
Other comprehensive loss, net of taxes	—	—	—	—	(3,117)	$(3,117)
Purchase of treasury stock, including excise tax	(3,145)	—	(641,041)	—	—	$(641,041)
Equity forward contract	—	1,688	(61,688)	—	—	$(60,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,704	97,050	35,907	—	—	$132,957
Stock received for payment of employee taxes on vesting of restricted stock	(528)	(23,058)	(113,338)	—	—	$(136,396)
Stock-based compensation expense	—	325,611	—	—	—	$325,611
Balance, December 31, 2023	271,706	$3,166,964	$(4,604,323)	$4,936,384	$(94,754)	$3,404,271
Net income	—	—	—	1,055,484	—	$1,055,484
Other comprehensive loss, net of taxes	—	—	—	—	(95,694)	$(95,694)
Purchase of treasury stock	(1,930)	—	(550,026)	—	—	$(550,026)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,035	154,233	50,004	—	—	$204,237
Issuance of common stock in a business combination	1,741	501,824	—	—	—	$501,824
Stock received for payment of employee taxes on vesting of restricted stock	(701)	(32,503)	(205,234)	—	—	$(237,737)
Stock-based compensation expense	—	391,219	—	—	—	$391,219
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 31, 2024
(In thousands)

	2024	2023	2022
Cash and cash equivalents at beginning of year	$1,008,152	$882,325	$1,088,940
Cash flows from operating activities:
Net income	1,055,484	1,041,144	848,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,935	145,292	132,088
Amortization of debt discount and fees	3,473	1,262	1,134
Stock-based compensation	391,219	325,611	270,439
(Gain) loss on investments, net	(49,593)	(34,602)	5,425
Deferred income taxes	(128,737)	(36,512)	(107,606)
Provisions for losses on receivables	2,078	3,325	204
ROU asset amortization and change in operating lease liabilities	(1,920)	451	3,342
Other non-cash items	587	1,983	371
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(180,287)	(11,748)	(138,471)
Inventories	(82,771)	(65,895)	(23,073)
Prepaid expenses and other	(81,529)	39,015	(38,927)
Other assets	11,866	(45,784)	(933)
Accounts payable and accrued liabilities	33,676	5,415	113,945
Deferred revenue	66,478	(21,583)	131,462
Other long-term liabilities	23,592	1,802	43,542
Net cash provided by operating activities	1,260,551	1,349,176	1,241,894
Cash flows from investing activities:
Purchases of investments	(4,982)	(176,170)	(1,000)
Proceeds from the sale and maturity of investments	47,980	64,775	366
Purchases of property, plant and equipment	(142,542)	(102,337)	(123,215)
Purchases of intangible assets	—	(166)	(1,000)
Cash paid in business combinations, net of cash acquired	(737,574)	(198,351)	(613,785)
Net cash used for investing activities	(837,118)	(412,249)	(738,634)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	50,000	585,000
Payments on revolving credit facility	—	(150,000)	(485,000)
Proceeds from the issuance of debt	3,196,595	—	300,000
Payments of debt	(1,350,000)	—	—
Payments of debt issuance costs	(23,828)	—	(425)
Proceeds from issuance of common stock	204,237	132,957	105,331
Stock received for payment of employee taxes on vesting of restricted stock	(237,737)	(136,396)	(111,864)
Payments for repurchases of common stock	(550,026)	(700,134)	(1,050,091)
Net cash provided by (used for) financing activities	1,239,241	(803,573)	(657,049)
Effect of exchange rate changes on cash and cash equivalents	(26,796)	(7,527)	(52,826)
Increase (decrease) in cash and cash equivalents	1,635,878	125,827	(206,615)
Cash and cash equivalents at end of year	$2,644,030	$1,008,152	$882,325

Supplemental cash flow information:
Cash paid for interest	$43,219	$34,934	$21,122
Cash paid for income taxes, net	509,979	253,700	233,235

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended December 31, 2024

NOTE 1. BUSINESS OVERVIEW
Cadence® is a global market leader that develops computational, AI-driven software, accelerated hardware, and IP solutions for engineers and scientists to create new and innovative products to life. The world’s most innovative technology companies use Cadence solutions and services to deliver transformational products to multiple industries that drive the global economy. The products these companies develop are some of the most complex systems in the world. Since its inception, Cadence has been at the forefront of technology innovation with its customers, helping them solve their most complex challenges in the semiconductor and electronic systems industries to unlock limitless opportunities.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Cadence and its subsidiaries after elimination of intercompany accounts and transactions. All consolidated subsidiaries are wholly owned by Cadence. Certain prior year information has been reclassified to conform to the current year presentation.
Historically, Cadence’s fiscal years were 52- or 53-week periods ending on the Saturday closest to December 31. During fiscal 2022, Cadence’s Board of Directors approved a change in its fiscal year end from the Saturday closest to December 31 of each year to December 31 of each year. The fiscal year change became effective beginning with Cadence’s 2023 fiscal year, which began on January 1, 2023. Fiscal year 2022, which is included in this report for comparative purposes, represents a 52-week period.
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
Recently Adopted Accounting Standards
Segment Reporting
In November 2023. the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” intended to improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures about significant segment expenses. Cadence adopted this ASU retrospectively during fiscal 2024. See Note 21 in the notes to the consolidated financial statements for further details.
New Accounting Standards Not Yet Adopted
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
Income Statement - Expense Disaggregation Disclosure
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires additional disclosure of certain costs and expenses in the notes to the financial statements. The updated standard is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and will be applied prospectively with the option for retrospective application. Cadence is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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
Inventories
Inventories are computed at standard costs which approximate actual costs and are valued at the lower of cost or net realizable value based on the first-in, first-out method. Cadence’s inventories include high technology parts and components for complex accelerated hardware systems. These parts and components are specialized in nature and may be subject to rapid technological obsolescence. While Cadence has programs to manage the required inventories on hand and considers technological obsolescence when estimating required reserves to reduce recorded amounts to market values, it is reasonably possible that such estimates could change in the near term. Cadence’s policy is to reserve for inventory in excess of future demand forecasts or for other known obsolescence or realization issues. Provisions for obsolescence reserves are recorded as a component of cost of product and maintenance in Cadence’s consolidated income statements.
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

Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Capitalized costs were not material during fiscal 2024, 2023 or 2022.
Cadence recorded depreciation and amortization expense of $96.9 million, $78.4 million and $69.1 million during fiscal 2024, 2023 and 2022, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2024, 2023 and 2022 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs were $51.9 million and $47.6 million as of December 31, 2024, and December 31, 2023, respectively, and are included in other assets in Cadence’s consolidated balance sheet. Amortization of these assets was $47.6 million, $41.4 million and $40.5 million during fiscal 2024, 2023 and 2022, respectively, and is included in sales and marketing expense in Cadence’s consolidated income statement.
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
Long-Lived Assets, Including Acquired Intangibles
Cadence’s long-lived assets consist of property, plant and equipment, and acquired intangibles. Acquired intangibles consist of acquired technology, certain contract rights, customer relationships, trademarks and trade names, capitalized software, and in-process research and development. These acquired intangibles are acquired through business combinations or direct purchases. Acquired intangibles with definite lives are amortized on a straight-line basis over the estimated economic life of the underlying products and technologies, which range from one year to fifteen years. Acquired intangibles with indefinite lives, or in-process technology, consists of projects that had not reached technological feasibility by the date of acquisition. Upon completion of the project, the assets are amortized over their estimated useful lives. If the project is abandoned rather than completed, the asset is written off. In-process technology is tested for impairment annually and as necessary if changes in facts and circumstances indicate that the assets might be impaired.
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
Operating lease expense is generally recognized evenly over the term of the lease. Payments under Cadence’s lease agreements are primarily fixed; however, certain agreements contain rental payments that are adjusted periodically based on changes in consumer price and other indices. Changes to payments resulting from changes in indices are expensed as incurred and not included in the measurement of lease liabilities and ROU assets. Cadence’s lease agreements do not provide an implicit borrowing rate, therefore an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The incremental borrowing rate represents a comparable rate to borrow on a collateralized basis over a similar term and in the economic environment where the leased asset is located.
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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded as a component of retained earnings by Cadence on the reissuance of treasury stock during fiscal 2024, 2023 or 2022.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Cadence did not incur any excise tax on the net value of stock repurchases during fiscal 2024. During fiscal 2023, Cadence recorded excise tax of $0.9 million as a component of treasury stock to account for the incremental cost of the shares repurchased.
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
For certain software arrangements where the updates are not critical to maintaining the utility of the software, Cadence considers the license, related updates and technical support as separate performance obligations. In these instances, the total consideration is allocated across the separate performance obligations using SSPs and the license revenue is recognized upon the later of the delivery or effective date of the contract and the revenue related to the updates and technical support is recognized over the term of the arrangement.
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
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $23.2 million, $21.7 million and $17.0 million during fiscal 2024, 2023 and 2022, respectively, and is included in marketing and sales in the consolidated income statements.
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
NOTE 3. REVENUE
Cadence groups its products and services into categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s product categories for fiscal 2024, 2023 and 2022:

	2024	2023	2022
Core EDA	71%	76%	76%
IP	13%	12%	12%
System Design and Analysis	16%	12%	12%
Total	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during fiscal 2024, 2023 or 2022.
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
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of hardware, individual IP licenses and certain software licenses. The percentage of Cadence’s recurring and up-front revenue in any single fiscal period is primarily impacted by delivery of hardware and IP products to its customers.
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for fiscal 2024, 2023 and 2022:

	2024	2023	2022
Revenue recognized over time	80%	81%	83%
Revenue from arrangements with non-cancelable commitments	3%	3%	2%
Recurring revenue	83%	84%	85%
Up-front revenue	17%	16%	15%
Total	100%	100%	100%

Significant Judgments
Cadence’s contracts with customers often include promises to transfer to a customer multiple software and/or IP licenses and services, including professional services, technical support services, and rights to unspecified updates. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of Cadence’s IP license arrangements and the license of certain software, Cadence has concluded that the licenses and the related updates and technical support are distinct from each other. In others, like Cadence’s time-based software arrangements, the licenses and certain services are not distinct from each other. These time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and Cadence has concluded that these promised goods and services are a single, combined performance obligation.
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

Cadence’s contract balances as of December 31, 2024, and December 31, 2023, were as follows:

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Contract assets	$29,339	$17,554
Deferred revenue	852,581	763,955
Cadence recognized revenue of $669.9 million, $689.7 million and $540.7 million during fiscal 2024, 2023 and 2022, respectively, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $6.8 billion as of December 31, 2024, which included $0.5 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of December 31, 2024, Cadence expected to recognize 54% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 42% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $68.0 million, $55.0 million and $52.8 million during fiscal 2024, 2023 and 2022, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of December 31, 2024, and December 31, 2023, were as follows:

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Accounts receivable	$393,017	$299,814
Unbilled accounts receivable	293,251	193,963
Long-term receivables	24,179	10,755
Total receivables	710,447	504,532
Less allowance for doubtful accounts	(5,808)	(4,553)
Total receivables, net	$704,639	$499,979
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of December 31, 2024, one customer accounted for approximately 11% of Cadence’s total receivables. As of December 31, 2023, no single customer accounted for 10% or more of Cadence’s total receivables.

Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2024, 2023 and 2022 were as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended December 31, 2024	$4,553	$2,078	$(823)	$5,808
Year ended December 31, 2023	2,290	3,325	(1,062)	4,553
Year ended December 31, 2022	$3,692	$204	$(1,606)	$2,290

NOTE 5. DEBT
Cadence’s outstanding debt as of December 31, 2024, and December 31, 2023, was as follows:

	December 31, 2024			December 31, 2023
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2024 Notes	$—	$—	$—	$350,000	$(715)	$349,285
2025 Term Loan	—	—	—	300,000	(229)	299,771
2027 Notes	500,000	(3,206)	496,794	—	—	—
2029 Notes	1,000,000	(9,666)	990,334	—	—	—
2034 Notes	1,000,000	(10,945)	989,055	—	—	—
Total outstanding debt	$2,500,000	$(23,817)	$2,476,183	$650,000	$(944)	$649,056
Senior Notes
In October 2014, Cadence issued $350.0 million aggregate principal amount of 4.375% Senior Notes that were due October 15, 2024 (the “2024 Notes”). As of December 31, 2023, the carrying value of the 2024 Notes was classified as a current liability on Cadence’s consolidated balance sheet. In October 2024, Cadence settled the outstanding principal of $350.0 million and accrued interest on its 2024 Notes.
In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of December 31, 2024, the fair value of the 2027 Notes was approximately $495 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of December 31, 2024, the fair value of the 2029 Notes was approximately $980 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “New Notes”, and together with the 2024 Notes, the “Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of December 31, 2024, the fair value of the 2034 Notes was approximately $960 million.
Cadence may redeem the New Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase New Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.
The indentures governing Cadence’s New Notes include customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also include customary events of default. As of December 31, 2024, Cadence was in compliance with all covenants associated with the New Notes.

Both the discount and issuance costs are being amortized to interest expense over the term of the New Notes using the effective interest method. Interest on the New Notes is payable semi-annually in arrears in March and September of each year, beginning March 2025. Cadence’s New Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.
Term Loans
In September 2022, Cadence entered into a $300.0 million three-year senior non-amortizing term loan facility due on September 7, 2025, as amended, with a group of lenders led by Bank of America, N.A., as administrative agent (the “2025 Term Loan”). Proceeds from the loan were used to finance Cadence’s acquisition of OpenEye Scientific Software, Inc. (“OpenEye”) in fiscal 2022. Debt issuance costs associated with the 2025 Term Loan were not material.
In May 2024, Cadence entered into a $700.0 million two-year senior non-amortizing term loan facility due on May 30, 2026, as amended, with a group of lenders led by Bank of America, N.A., as administrative agent (the “2026 Term Loan”). All proceeds from the 2026 Term Loan were used to finance Cadence’s acquisition of BETA CAE Systems International AG (“BETA CAE”). Debt issuance costs associated with the 2026 Term Loan were not material.
In September 2024, Cadence used a portion of the net proceeds from the New Notes to fully prepay the outstanding principal and accrued interest of both the 2025 Term Loan and the 2026 Term Loan.
Revolving Credit Facility
In August 2024, Cadence terminated its existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Cadence paid debt issuance costs of $1.3 million that were recorded to other assets in Cadence’s consolidated balance sheet at the inception of the agreement. The debt issuance costs will be amortized to interest expense over the term of the 2024 Credit Facility. As of December 31, 2024, there were no outstanding borrowings under the 2024 Credit Facility.
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
The 2024 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2024 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of December 31, 2024, Cadence was in compliance with all covenants associated with the 2024 Credit Facility.
NOTE 6. ACQUISITIONS
2024 Acquisitions
Acquisition of BETA CAE
On May 30, 2024, Cadence acquired all of the outstanding equity of BETA CAE, a system analysis platform provider of multi-domain, engineering simulation solutions. The aggregate purchase consideration for Cadence’s acquisition of BETA CAE, net of cash acquired of $91.3 million, was $1.14 billion. The aggregate purchase consideration was comprised of $638.2 million of cash and non-cash consideration of 1.74 million shares of Cadence common stock with an aggregate acquisition date fair value of $501.8 million. The addition of BETA CAE’s technologies and talent is expected to accelerate Cadence’s Intelligent System Design™ strategy by expanding its multiphysics system analysis portfolio and enabling entry into the structural analysis space.
In connection with its acquisition of BETA CAE, Cadence paid an additional $55.8 million to a third-party escrow agent that will be released to certain former BETA CAE shareholders, subject to continued employment with Cadence, through the second quarter of fiscal 2026. The release of these funds is subject to continuous service and other conditions and is accounted for over the required service period as post-acquisition compensation expense in Cadence’s consolidated income statements.

The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of BETA CAE based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$118,676
Goodwill	822,129
Acquired intangibles	345,000
Other long-term assets	18,198
Total assets acquired	1,304,003
Current liabilities	36,465
Long-term liabilities	36,250
Total liabilities assumed	72,715
Total purchase consideration	$1,231,288
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
Acquisition of Invecas, Inc.
On January 8, 2024, Cadence acquired all of the outstanding equity of Invecas, Inc. (“Invecas”), a provider of design engineering, embedded software and system-level solutions. The aggregate cash consideration for Cadence’s acquisition of Invecas, net of cash acquired of $23.8 million, was $71.2 million. The acquisition adds a skilled system design engineering team to Cadence, with expertise in providing customers with custom solutions across chip design, product engineering, advanced packaging and embedded software. In connection with the acquisition of Invecas, Cadence paid an additional amount to a third-party escrow agent that will be released to certain former Invecas shareholders, subject to continued employment with Cadence, through the first quarter of fiscal 2028. The release of these funds is subject to continuous service and other conditions and is accounted for over the required service period as post-acquisition compensation expense in Cadence’s consolidated income statements.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of Invecas based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$50,608
Goodwill	42,209
Acquired intangibles	15,500
Other long-term assets	7,414
Total assets acquired	115,731
Current liabilities	17,114
Long-term liabilities	3,647
Total liabilities assumed	20,761
Total purchase consideration	$94,970
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
Other 2024 Acquisitions
During the first three quarters of fiscal 2024, Cadence completed two other business combinations for aggregate cash consideration of $28.3 million, net of cash acquired. The total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $5.5 million of definite-lived intangible assets with a weighted average amortization period of 4.9 years. Cadence also recognized $25.2 million of goodwill, which is primarily attributed to the assembled workforce of the acquired businesses. The goodwill recognized with these acquisitions is not expected to be deductible for tax purposes.
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
Acquisition of Pulsic, Ltd.
On May 4, 2023, Cadence acquired all of the outstanding equity of Pulsic, Ltd. (“Pulsic”), a longtime provider of production-proven technology for floor-planning, placement, and routing of custom ICs. The addition of Pulsic’s technologies and experienced team supports Cadence’s Intelligent System Design strategy and strengthens Cadence’s Custom IC Design and Simulation technology portfolio. The aggregate cash consideration for Cadence’s acquisition of Pulsic, net of cash acquired of $3.8 million, was $56.1 million. Subject to service and other conditions, Cadence expects to recognize expense for consideration paid to certain former Pulsic shareholders, subject to continued employment with Cadence, through the second quarter of fiscal 2025.

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
Acquisition of Intrinsix Corporation
On October 2, 2023, Cadence acquired all of the outstanding equity of Intrinsix Corporation (“Intrinsix”) from CEVA, Inc. The acquisition enhances Cadence’s system and IC design services resources with the addition of a team with expertise in advanced nodes, radio frequency, mixed-signal and security algorithms. The acquisition also expands Cadence’s reach in key high-growth vertical sectors, including aerospace and defense. The aggregate cash consideration for Cadence’s acquisition of Intrinsix was $34.6 million, net of cash acquired of $0.5 million. With its acquisition of Intrinsix, Cadence recorded $2.6 million of definite-lived intangible assets, $31.6 million of goodwill and $0.9 million net assets. The weighted average amortization period for the definite-lived intangible assets acquired with Cadence’s acquisition of Intrinsix was 5.0 years. The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and is not deductible for tax purposes.
2022 Acquisitions
Acquisition of OpenEye Scientific Software, Inc.
On August 31, 2022, Cadence acquired all of the outstanding equity of OpenEye, a leading provider of computational molecular modeling and simulation software used by pharmaceutical and biotechnology companies for drug discovery. The addition of OpenEye’s technologies and experienced team with its deep scientific expertise is expected to accelerate Cadence’s Intelligent System Design strategy and broadens Cadence’s System Design and Analysis technology portfolio. The acquisition expands Cadence’s total addressable market, bringing Cadence’s computational software expertise to apply proven algorithmic, simulation and solver advances to life sciences. The aggregate cash consideration for Cadence’s acquisition of OpenEye, net of cash acquired of $13.2 million, was $461.3 million. Subject to service and other conditions, Cadence expects to recognize expense for consideration paid to certain former OpenEye shareholders, subject to continued employment with Cadence, through the first quarter of fiscal 2026.

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
Acquisition of FFG Holdings Limited
On July 14, 2022, Cadence acquired all of the outstanding equity of FFG Holdings Limited (“Future Facilities”), a provider of electronics cooling analysis and energy performance optimization solutions for data center design and operations using physics-based 3D digital twins. The addition of Future Facilities’ technologies and expertise supports Cadence’s Intelligent System Design strategy and broadens its System Design and Analysis technology portfolio with the addition of solutions that enable companies to make informed business decisions about data center design, operations and lifecycle management that reduce their carbon footprint. The aggregate cash consideration for Cadence’s acquisition of Future Facilities, net of cash acquired of $2.8 million, was $100.1 million. Subject to service and other conditions, Cadence expects to recognize expense for consideration paid to certain former Future Facilities shareholders, subject to continued employment with Cadence, subject to service and other conditions, through the third quarter of fiscal 2025.
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
Pro Forma Financial Information
Cadence has not presented pro forma financial information for any of the businesses it acquired during fiscal 2024, 2023 and fiscal 2022 because the results of operations for these businesses are not material to Cadence’s consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s consolidated income statement. During fiscal 2024, 2023 and 2022, transaction costs associated with acquisitions were $14.6 million, $12.1 million and $10.1 million, respectively.
NOTE 7. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2024 and 2023 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2022	$1,374,268
Goodwill resulting from acquisitions	160,083
Effect of foreign currency translation	1,494
Balance as of December 31, 2023	1,535,845
Goodwill resulting from acquisitions	889,585
Effect of foreign currency translation	(46,759)
Balance as of December 31, 2024	$2,378,671
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2024 and determined that the fair value of Cadence’s single reporting unit exceeded the carrying amount of its net assets and that no impairment existed.

Acquired Intangibles, Net
Acquired intangibles as of December 31, 2024, were as follows, excluding intangibles that were fully amortized as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$465,453	$(199,126)	$266,327
Agreements and relationships	386,365	(78,605)	307,760
Tradenames, trademarks and patents	28,113	(7,466)	20,647
Total acquired intangibles	$879,931	$(285,197)	$594,734
During fiscal 2024, Cadence completed certain projects previously included in in-process technology and transferred $6.8 million to existing technology.
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
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for fiscal 2024, 2023 and 2022, by consolidated income statement caption, was as follows:

	2024	2023	2022
	(In thousands)
Cost of product and maintenance	$60,074	$43,808	$41,348
Amortization of acquired intangibles	30,375	18,162	18,470
Total amortization of acquired intangibles	$90,449	$61,970	$59,818
As of December 31, 2024, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2025	$91,486
2026	86,763
2027	84,480
2028	79,023
2029	64,292
Thereafter	188,690
Total estimated amortization expense	$594,734

NOTE 8. INCOME TAXES
The United States enacted the Tax Cuts and Jobs Act in December 2017, which required companies to capitalize all of their research and development (“R&D”) costs, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in fiscal 2022, Cadence began capitalizing and amortizing R&D costs over five years for domestic research and fifteen years for international research rather than expensing these costs as incurred. The mandatory capitalization requirement increased Cadence’s fiscal 2024, 2023 and 2022 effective tax rates, deferred tax assets, and cash tax payments.
Cadence’s income before provision for income taxes included income from the United States and from foreign subsidiaries for fiscal 2024, 2023 and 2022, was as follows:

	2024	2023	2022
	(In thousands)
United States	$600,088	$533,442	$402,083
Foreign subsidiaries	795,731	748,484	643,280
Total income before provision for income taxes	$1,395,819	$1,281,926	$1,045,363
Cadence’s provision for income taxes was comprised of the following items for fiscal 2024, 2023 and 2022:

	2024	2023	2022
	(In thousands)
Current:
Federal	$281,674	$156,495	$212,380
State and local	50,430	15,933	7,280
Foreign	136,968	104,866	84,357
Total current	469,072	277,294	304,017

Deferred:
Federal	(130,490)	(87,851)	(79,170)
State and local	(5,127)	25,440	(50,640)
Foreign	6,880	25,899	22,204
Total deferred	(128,737)	(36,512)	(107,606)

Total provision for income taxes	$340,335	$240,782	$196,411
During fiscal 2024, the State of California enacted legislation that, for a three-year period beginning in fiscal 2024, will limit Cadence's utilization of California research and development tax credits to $5 million annually and provides the ability to receive a refund of credits that would have otherwise been used to reduce the California tax liability. The legislation increased the cash paid for income taxes and long-term receivables for fiscal 2024 by approximately $33 million and $21 million, respectively.
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

The provision for income taxes differs from the amount estimated by applying the United States statutory federal income tax rates of 21% to income before provision for income taxes for fiscal 2024, 2023, and 2022 as follows:

	2024	2023	2022
	(In thousands)
Provision computed at federal statutory income tax rate	$293,122	$269,205	$219,526
State and local income tax, net of federal tax effect	50,130	40,304	29,622
Intercompany transfers of intangible property rights	7,833	23,826	—
Foreign income tax rate differential	(62,798)	(54,210)	(49,949)
Foreign-derived intangible income deduction	(13,344)	(14,253)	(2,335)
U.S. tax on foreign entities	144,222	113,011	132,563
Stock-based compensation	(6,181)	(26,805)	(17,023)
Change in deferred tax asset valuation allowance	11,441	9,077	(38,073)
Tax credits	(135,344)	(130,383)	(105,366)
Non-deductible acquisitions-related costs	11,770	6,709	4,273
Withholding taxes	20,175	15,300	17,459
Tax settlements, foreign	—	4,034	—
Increase (decrease) in unrecognized tax benefits	9,061	(19,660)	2,354
Other	10,248	4,627	3,360
Provision for income taxes	$340,335	$240,782	$196,411
Effective tax rate	24%	19%	19%

The components of deferred tax assets and liabilities consisted of the following as of December 31, 2024, and December 31, 2023:

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$110,031	$129,513
Reserves and accruals	103,731	78,993
Intangible assets	487,947	506,398
Capitalized research and development expense for income tax purposes	368,085	242,465
Operating loss carryforwards	9,781	9,598
Deferred income	79,195	77,066
Capital loss carryforwards	16,861	16,483
Stock-based compensation costs	34,045	27,409
Depreciation and amortization	17,228	10,671
Investments	20,757	15,949
Lease liability	33,341	33,639
Prepaid expenses	—	3,253
Total deferred tax assets	1,281,002	1,151,437
Valuation allowance	(90,603)	(79,162)
Net deferred tax assets	1,190,399	1,072,275

Deferred tax liabilities:
Intangible assets	(107,251)	(83,308)
Undistributed foreign earnings	(76,045)	(64,371)
ROU assets	(33,341)	(33,639)
Investments	(14,171)	(6,318)
Other	(7,869)	(13,455)
Total deferred tax liabilities	(238,677)	(201,091)
Total net deferred tax assets	$951,722	$871,184
During fiscal 2024, 2023 and 2022 Cadence maintained valuation allowances of $90.6 million, $79.2 million, and $70.1 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets requires future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:
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
The valuation allowance increased by $11.4 million and $9.1 million during fiscal 2024 and fiscal 2023, respectively, and decreased by $38.1 million during fiscal 2022. The valuation allowance activity was primarily related to state research and development tax credits and certain foreign tax credits.

As of December 31, 2024, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$61	2033
California	26,872	from 2025 through 2043
Other states (tax effected, net of federal benefit)	410	from 2025 through indefinite
Foreign (tax effected)	8,077	indefinite
As of December 31, 2024, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$51,535	from 2031
California	58	indefinite
Other states	11,331	from 2033 through indefinite
Foreign	47,107	from 2044 through indefinite
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.
Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of December 31, 2024, Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States – Federal	2020
United States – California	2020
Ireland	2020
Israel	2017
Korea	2019
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2024, 2023 and 2022 are as follows:

	2024	2023	2022
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$94,311	$126,073	$130,530
Gross amount of the increase (decrease) in unrecognized tax benefits of tax positions taken during a prior year*	10,109	(1,401)	2,152
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	6,669	2,565	2,660
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	—	(8,000)	—
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(3,173)	(24,768)	(7,430)
Effect of foreign currency translation	(528)	(158)	(1,839)
Unrecognized tax benefits at the end of the fiscal year	$107,388	$94,311	$126,073

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$106,420	$93,398	$121,415
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions

Cadence is currently under examination or contesting proposed adjustments by various domestic and international taxing authorities. It is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $9.4 million during the next 12 months. The potential decrease could be a combination of settlements with tax authorities and expiration of statute of limitations. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements or examinations in advance of statute of limitation expirations.
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision for income taxes for fiscal 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(In thousands)
Interest	$3,893	$2,282	$434
Penalties	143	267	7
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 31, 2024, and December 31, 2023, were as follows:

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Interest	$9,010	$4,813
Penalties	1,261	—
NOTE 9. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2023, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 6.5 million. As of December 31, 2024, the total number of shares available for future issuance under the Omnibus Plan was 14.0 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a period of three years to four years. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of December 31, 2024, the total number of shares available for future issuance under the Directors Plan was 0.4 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
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

Stock-Based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(In thousands)
Stock options	$18,610	$15,939	$14,597
Restricted stock	338,082	278,567	224,887
ESPP	34,527	31,105	30,955
Total stock-based compensation expense	$391,219	$325,611	$270,439

Income tax benefit	$66,080	$50,994	$40,612
Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2024, 2023 and 2022 as follows:

	2024	2023	2022
	(In thousands)
Cost of product and maintenance	$6,402	$4,500	$3,818
Cost of services	8,149	5,728	4,851
Marketing and sales	77,195	66,304	54,771
Research and development	241,730	194,709	158,937
General and administrative	57,743	54,370	48,062
Total stock-based compensation expense	$391,219	$325,611	$270,439
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted, and the weighted average assumptions used in the model for fiscal 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Dividend yield	None	None	None
Expected volatility	31.9%	32.6%	36.0%
Risk-free interest rate	4.34%	3.62%	2.14%
Expected term (in years)	4.8	5.0	4.8
Weighted average fair value of options granted	$103.79	$71.83	$49.16
A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2024 is presented below:

		Weighted Average	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 31, 2023	2,367	$107.93
Granted	212	297.56
Exercised	(1,231)	72.19
Forfeited	(26)	138.02
Options outstanding as of December 31, 2024	1,322	$171.08	4.0	$170,973
Options vested as of December 31, 2024	852	$141.14	3.3	$135,744

Cadence had total unrecognized compensation expense related to stock option grants of $33.3 million as of December 31, 2024, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 2.2 years.
The total intrinsic value of and cash received from options exercised during fiscal 2024, 2023 and 2022 was:

	2024	2023	2022
	(In thousands)
Intrinsic value of options exercised	$266,336	$139,125	$105,242
Cash received from options exercised	88,903	30,940	16,014
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
Certain long-term, market-based stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Vesting of the market-based awards is contingent upon achieving market conditions of total shareholder return relative to a peer index. Stock-based compensation expense is recognized using the graded-vesting method over the vesting term. If the market-based conditions are not ultimately met, compensation expense previously recognized is not reversed. As of December 31, 2024, Cadence had 1.6 million shares of unvested long-term, market-based stock awards outstanding.
Cadence granted market-based awards in fiscal 2023 and fiscal 2022. No market-based awards were granted in fiscal 2024. Compensation expense is calculated using the fair value of the market-based stock awards under Monte Carlo simulation model. The weighted average assumptions used in the model for fiscal 2023 and fiscal 2022 were as follows:

	2023	2022
Dividend yield	None	None
Expected volatility	33.6%	29.1%
Risk-free interest rate	3.64%	1.98%
Expected term (in years)	3.8	5.1
Weighted average fair value of market-based awards granted	$132.20	$51.34
Stock-based compensation expense related to performance-based restricted stock grants and market-based restricted stock grants for fiscal 2024, 2023 and 2022 was as follows:

	2024	2023	2022
	(In thousands)
Stock-based compensation expense related to performance-based restricted stock	$29,178	$22,922	$17,753
Stock-based compensation expense related to market-based stock awards	19,934	30,095	25,259

A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2024 is presented below:

		Weighted Average Grant Date	Aggregate Intrinsic
	Shares	Fair Value	Value
	(In thousands)		(In thousands)
Unvested shares as of December 31, 2023	5,597	$129.35
Granted	1,573	310.81
Vested	(2,233)	142.37
Forfeited	(380)	115.06
Unvested shares as of December 31, 2024	4,557	$186.79	$1,153,219
As of December 31, 2024, Cadence had total unrecognized compensation expense related to restricted stock grants of $653.0 million, which will be recognized over a weighted average vesting period of 1.7 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2024, 2023 and 2022 was:

	2024	2023	2022
	(In thousands)
Fair value of restricted stock realized upon vesting	$649,152	$442,556	$346,003
Employee Stock Purchase Plan
Cadence provides an ESPP that enables eligible employees to purchase shares of its common stock. Offering periods under the plan last a duration of six months beginning on either February 1 or August 1, with the purchase dates falling on the last day of the six-month offering period. For the offering periods commencing after February 1, 2022, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 15% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $25,000. The ESPP may be amended from time to time. During fiscal 2024, Cadence's stockholders approved an amendment to Cadence's Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance by 3.5 million. As of December 31, 2024, the total number of shares available for future issuance under the ESPP was 6.2 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Dividend yield	None	None	None
Expected volatility	32.1%	29.9%	37.2%
Risk-free interest rate	5.11%	4.50%	1.71%
Expected term (in years)	0.5	0.5	0.5
Weighted average fair value of purchase rights granted	$65.50	$50.95	$43.41
Shares of common stock issued under the ESPP for fiscal 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	548	647	703
Cash received for the purchase of shares under the ESPP	$115,335	$102,017	$89,314
Weighted average purchase price per share	$210.31	$157.70	$127.12

Reserved for Future Issuance
As of December 31, 2024, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	18,456
Employee stock purchase plans	6,232
Directors stock plans*	431
Total	25,119
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
During fiscal 2024, Cadence repurchased approximately 1.9 million shares on the open market for an aggregate purchase price of $550.0 million. As of December 31, 2024, approximately $0.8 billion of the share repurchase authorization remained available to repurchase shares of Cadence common stock.
During fiscal 2023, Cadence repurchased approximately 2.3 million shares on the open market for an aggregate purchase price of $500.0 million. In June 2023, Cadence also entered into an accelerated share repurchase (“ASR”) agreement with HSBC Bank USA, National Association (“HSBC”) to repurchase an aggregate of $200.0 million of Cadence common stock. The ASR agreement was accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on Cadence’s own stock. In June 2023, Cadence received an initial share delivery of approximately 0.6 million shares, which represented the number of shares at a market price equal to $140.0 million. An equity-linked contract for $60.0 million, representing the remaining shares to be delivered by HSBC under the ASR agreement, was recorded to stockholders' equity as of June 30, 2023. In August 2023, the ASR agreement settled and resulted in a delivery of approximately 0.3 million additional shares to Cadence. In total, Cadence received approximately 0.9 million shares under the ASR agreement at an average price per share of $228.26. The shares received were treated as repurchased common stock for purposes of calculating earnings per share.
During fiscal 2022, Cadence repurchased approximately 6.0 million shares on the open market for an aggregate purchase price of $950.1 million. In June 2022, Cadence also entered into an ASR agreement with Royal Bank of Canada to repurchase an aggregate of $100.0 million of Cadence common stock. The ASR agreement was accounted for as two separate transactions (1) a repurchase of common stock and (2) an equity-linked contract on Cadence’s own stock. In June 2022, Cadence received an initial share delivery of approximately 0.5 million shares, which represented the number of shares at a market price equal to $70.0 million. An equity-linked contract for $30.0 million, representing the remaining shares to be delivered by Royal Bank of Canada under the ASR agreement, was recorded to stockholders’ equity. In September 2022, the ASR agreement settled and resulted in a delivery to Cadence of approximately 0.1 million additional shares. In total, approximately 0.6 million shares were repurchased under the ASR agreement at an average price per share of $167.07. The shares received were treated as a repurchase of common stock for purposes of calculating earnings per share.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2024, 2023 and 2022 were as follows:

	2024	2023*	2022**
	(In thousands)
Shares repurchased	1,930	3,145	6,602
Total cost of repurchased shares	$550,026	$700,134	$1,050,091
_____________
*Includes 276 thousand shares and $60 million equity forward contract from the June 2023 ASR settled in August 2023, and excludes $0.9 million of excise tax.
**Includes 109 thousand shares and $30 million equity forward contract from the June 2022 ASR settled in September 2022.

NOTE 11. RESTRUCTURING AND OTHER CHARGES
From time to time, Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. The most recent of these plans was initiated in August 2024 (the “2024 Restructuring Plan”). The charges incurred with the 2024 Restructuring Plan were comprised of severance payments and termination benefits related to headcount reductions and are included in restructuring on Cadence’s consolidated income statements.
The following table presents activity for Cadence’s restructuring plans during fiscal 2024, 2023 and 2022:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, January 1, 2022	$—	$43	$43
Restructuring	—	55	55
Cash payments	—	(98)	(98)
Effect of foreign currency translation	—	—	—
Balance, December 31, 2022	$—	$—	$—
Restructuring	10,935	78	11,013
Non-cash changes	—	(78)	(78)
Cash payments	(8,211)	—	(8,211)
Effect of foreign currency translation	(121)	—	(121)
Balance, December 31, 2023	$2,603	$—	$2,603
Restructuring	22,735	1,030	23,765
Non-cash changes	—	(1,030)	(1,030)
Cash payments	(20,464)	—	(20,464)
Effect of foreign currency translation	(147)	—	(147)
Balance, December 31, 2024	$4,727	$—	$4,727
All liabilities for severance and related benefits under the 2024 Restructuring Plan are included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet as of December 31, 2024. Cadence expects to make cash payments to settle these liabilities through fiscal 2025.
NOTE 12. OTHER INCOME (EXPENSE), NET
Cadence’s other income (expense), net, for fiscal 2024, 2023 and 2022 was as follows:

	2024	2023	2022
	(In thousands)
Interest income	$62,484	$29,637	$10,099
Gains (losses) on investments	49,593	34,602	(5,425)
Gains (losses) on securities in NQDC trust	11,145	10,851	(8,744)
Losses on foreign exchange	(965)	(5,490)	(459)
Other expense, net	(1,202)	(2,714)	(860)
Total other income (expense), net	$121,055	$66,886	$(5,389)
For additional information relating to Cadence’s investment activity, see Note 14 in the notes to consolidated financial statements.

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
The calculations for basic and diluted net income per share for fiscal 2024, 2023 and 2022 are as follows:

	2024	2023	2022
	(In thousands, except per share amounts)
Net income	$1,055,484	$1,041,144	$848,952
Weighted average common shares used to calculate basic net income per share	271,212	269,381	271,198
Stock-based awards	2,621	3,367	3,813
Weighted average common shares used to calculate diluted net income per share	273,833	272,748	275,011
Net income per share – basic	$3.89	$3.86	$3.13
Net income per share – diluted	$3.85	$3.82	$3.09
The following table presents shares of Cadence’s common stock outstanding for fiscal 2024, 2023 and 2022 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2024	2023	2022
	(In thousands)
Long-term market-based awards	—	1,381	1,565
Options to purchase shares of common stock	184	345	716
Non-vested shares of restricted stock	258	232	88
Total potential common shares excluded	442	1,958	2,369
NOTE 14. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s consolidated balance sheets. Changes in the fair value of these investments are recorded to other income (expense), net in Cadence’s consolidated income statements. The carrying value of marketable equity investments was $90.4 million and $80.6 million as of December 31, 2024, and December 31, 2023, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $97.5 million and $111.1 million as of December 31, 2024 and December 31, 2023, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income, net in Cadence’s consolidated income statements. Cadence recognized losses of $2.5 million, $2.7 million and $3.6 million during fiscal 2024, 2023 and 2022, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $26.6 million and $27.2 million as of December 31, 2024 and December 31, 2023, respectively. Gains and losses on these investments were not material to Cadence’s consolidated financial statements for the periods presented.

The portion of gains and losses included in Cadence’s consolidated income statements related to equity securities still held at the end of the period were as follows:

	2024	2023	2022
	(In thousands)
Net gains (losses) recognized on equity securities	$49,653	$34,651	$(5,336)
Less: Net gains recognized on equity securities sold	(20,367)	(12,283)	—
Net gains (losses) recognized on equity securities still held	$29,286	$22,368	$(5,336)
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its consolidated balance sheets:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$50,604	$230	$(582)	$50,252
Total available-for-sale securities	$50,604	$230	$(582)	$50,252

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$49,653	$375	$(243)	$49,785
Total available-for-sale securities	$49,653	$375	$(243)	$49,785
Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence’s consolidated balance sheets. As of December 31, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $6.0 million, and the unrealized losses on these securities were not material.
As of December 31, 2024, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$569
Due after 1 year through 5 years	9,294
Due after 5 years through 10 years	17,882
Due after 10 years	22,507
Total	$50,252
As of December 31, 2024, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.

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
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 31, 2024, and December 31, 2023:

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,700,084	$1,700,084	$—	$—
Marketable securities:
Marketable equity securities	90,374	90,374	—	—
Mortgage-backed and asset-backed securities	50,252	—	50,252	—
Securities held in NQDC trust	96,450	96,450	—	—
Total Assets	$1,937,160	$1,886,908	$50,252	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	7,533	—	7,533	—
Total Liabilities	$7,533	$—	$7,533	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$490,983	$490,983	$—	$—
Marketable securities:
Marketable equity securities	80,575	80,575	—	—
Mortgage-backed and asset-backed securities	49,785	—	49,785	—
Securities held in NQDC trust	75,671	75,671	—	—
Foreign currency exchange contracts	9,327	—	9,327	—
Total Assets	$706,341	$647,229	$59,112	$—

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
Level 3 Measurements
During fiscal 2024, Cadence acquired intangible assets of $366.0 million, primarily through its acquisitions of BETA CAE and Invecas. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. Cadence assumed technological obsolescence at a rate of 10% annually, before applying an assumed royalty rate of 30% and a discount rate of 10%.
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

NOTE 16. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of December 31, 2024, and December 31, 2023, is as follows:

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Inventories:
Raw materials	$243,244	$162,754
Work-in-process	1,216	—
Finished goods	13,251	18,907
Inventories	$257,711	$181,661

Prepaid expenses and other:
Short-term investments	140,625	130,359
Other prepaid expenses and other assets	293,253	166,821
Prepaid expenses and other	$433,878	$297,180

Property, plant and equipment:
Equipment and internal-use software	$875,399	$781,683
Buildings	137,781	131,882
Land	57,687	56,641
Leasehold, building and land improvements	245,669	211,854
Furniture and fixtures	43,517	39,998
In-process capital assets	14,879	17,937
Total cost	1,374,932	1,239,995
Less: Accumulated depreciation and amortization	(916,732)	(836,782)
Property, plant and equipment, net	$458,200	$403,213

Other assets:
Non-marketable investments	$124,086	$138,321
ROU lease assets	146,190	150,797
Other long-term assets	274,465	248,254
Other assets	$544,741	$537,372

Accounts payable and accrued liabilities:
Trade accounts payable	$5,555	$91,194
Payroll and payroll-related accruals	335,232	294,108
Other accrued operating liabilities	291,905	191,256
Accounts payable and accrued liabilities	$632,692	$576,558

Other long-term liabilities:
Operating lease liabilities	$108,893	$115,358
Other accrued liabilities	230,555	160,293
Other long-term liabilities	$339,448	$275,651

NOTE 17. LEASES
Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was as follows during fiscal 2024, 2023 and 2022:

	2024	2023	2022
	(In thousands)
Operating lease expense	$61,827	$56,805	$49,165
Additional activity related to Cadence’s leases during fiscal 2024, 2023 and 2022 was as follows:

	2024	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$49,978	$46,069	$34,334
ROU assets obtained in exchange for operating lease obligations	42,614	32,597	83,758
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the consolidated balance sheets as follows:

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Other assets	$146,190	$150,797

Accounts payable and accrued liabilities	41,554	41,619
Other long-term liabilities	108,893	115,358
Total lease liabilities	$150,447	$156,977

Weighted average remaining lease term (in years)	5.3	5.7
Weighted average discount rate	4%	4%
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2024, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2025	$45,456
2026	36,750
2027	23,178
2028	19,048
2029	15,136
Thereafter	29,783
Total future lease payments	169,351
Less imputed interest	(18,904)
Total lease liability balance	$150,447
As of December 31, 2024, Cadence had additional operating lease obligations of approximately $4.2 million for facility leases that will commence in 2025.

NOTE 18. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Cadence had purchase obligations of $78.3 million as of December 31, 2024, that were associated with agreements or commitments for purchases of goods or services. Cadence expects to settle these obligations in the following five fiscal years and thereafter as follows:

Purchase
Obligations
(In thousands)
2025	$58,893
2026	16,084
2027	1,951
2028	1,204
2029	130
Thereafter	—
Total	78,262
Legal Proceedings
From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and legal proceedings related to IP, indemnification obligations, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. Cadence is also subject from time to time to inquiries, investigations and regulatory proceedings involving governments and regulatory agencies in the jurisdictions in which Cadence operates, including the ongoing investigations by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce and the U.S. Department of Justice (“DOJ”) regarding certain historical sales by Cadence to customers in China. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and legal proceedings and may revise estimates.
As previously disclosed, Cadence has been responding to subpoenas received from BIS in February 2021 and DOJ in November 2023 regarding sales and business activity in China. In December 2024, Cadence began discussions with BIS and DOJ regarding their preliminary findings and a potential resolution. Although Cadence believes it has defenses to the potential claims, Cadence recorded an estimated probable liability as of December 31, 2024 that is immaterial to Cadence's consolidated financial statements. Actual losses could differ materially.
Tax Proceedings
In December 2022, Cadence received a tax audit assessment, primarily related to value-added taxes, of approximately $49 million from the Korea taxing authorities for years 2017-2019. Cadence was required to pay these assessed taxes, prior to being allowed to contest or litigate the assessment in administrative and judicial proceedings. The assessment was paid by Cadence in January 2023 and was recorded as a component of other assets in the consolidated balance sheets. During August 2024, the Tax Tribunal cancelled the entire tax audit assessment, and during the fourth quarter of fiscal 2024, Cadence received a refund of the payment previously made to the Korea taxing authorities plus interest.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2024, 2023 or 2022.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s IP. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during fiscal 2024, 2023 or 2022.

NOTE 19. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2024, 2023 and 2022 were as follows:

	2024	2023	2022
	(In thousands)
Contributions to defined contribution plans	$45,164	$39,651	$35,464
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
Accumulated other comprehensive loss was comprised of the following as of December 31, 2024, and December 31, 2023:

	As of
	December 31, 2024	December 31, 2023
	(In thousands)
Foreign currency translation loss	$(178,611)	$(90,678)
Changes in defined benefit plan liabilities	(4,447)	(4,208)
Unrealized losses on derivatives designated as hedging instruments	(7,038)	—
Unrealized gains (losses) on available-for-sale debt securities	(352)	132
Total accumulated other comprehensive loss	$(190,448)	$(94,754)
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
For fiscal 2024, 2023 and 2022, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.
NOTE 21. SEGMENT REPORTING
Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. Cadence operates as one operating segment. Cadence’s chief operating decision maker (“CODM”) is its CEO. The CODM makes decisions on resource allocation and assesses performance of the business based on Cadence’s consolidated results, including net income.

For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 3 in the notes to consolidated financial statements. The following table presents revenue, significant expenses and net income for fiscal 2024, 2023 and 2022:

	2024	2023	2022
	(In thousands)
Revenue	4,641,264	4,089,986	3,561,718
Costs and Expenses:
Salary, benefits and other employee-related costs	1,936,542	1,754,223	1,574,910
Stock based compensation	391,219	325,611	270,439
Manufacturing costs	330,903	232,012	173,160
Facilities and other infrastructure costs	174,102	156,977	139,150
Depreciation and amortization	196,935	145,292	132,088
Professional Services	153,439	117,752	117,442
Restructuring	23,765	11,013	55
Other segment items (1)	25,025	58,632	96,276
Interest income	(62,484)	(29,637)	(10,099)
Interest expense	75,999	36,185	22,934
Provision for income taxes	340,335	240,782	196,411
Net income	$1,055,484	$1,041,144	$848,952
_____________
(1) Other segment items includes direct costs for advertising, marketing events, travel, entertainment, bad debt and other operating expense categories that are not considered significant individually. It also includes non-operating expenses such as gains and losses on investments, foreign currency and other non-operating expenses that are not considered significant individually.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for fiscal 2024, 2023 and 2022:

	2024	2023	2022
	(In thousands)
Americas:
United States	$2,159,703	$1,694,529	$1,577,881
Other Americas	93,101	65,259	53,123
Total Americas	2,252,804	1,759,788	1,631,004
Asia:
China	573,096	679,538	521,509
Other Asia	855,919	766,409	629,533
Total Asia	1,429,015	1,445,947	1,151,042
Europe, Middle East and Africa	699,241	655,078	582,350
Japan	260,204	229,173	197,322
Total	$4,641,264	$4,089,986	$3,561,718

The following table presents a summary of long-lived assets by geography as of December 31, 2024, December 31, 2023, and December 31, 2022:

	As of
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Americas:
United States	$412,339	$383,807	$347,822
Other Americas	7,437	10,219	7,548
Total Americas	419,776	394,026	355,370
Asia:
China	22,929	29,598	51,667
Other Asia	83,951	71,365	73,329
Total Asia	106,880	100,963	124,996
Europe, Middle East and Africa	73,551	56,449	56,959
Japan	4,183	2,572	4,505
Total	$604,390	$554,010	$541,830

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
2.1	Share Purchase Agreement related to BETA CAE Systems International AG and BETA CAE Systems SA, dated March 2, 2024.	10-Q	000-15867	2.1	4/24/2024
3.1	The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2024.	8-K	000-15867	3.1	5/6/2024
3.2	The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.1	11/3/2023
4.1	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.2	Base Indenture, dated September 10, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee.	8-K	000-15867	4.1	9/10/2024
4.3	First Supplemental Indenture, dated September 10, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (including the Form of 4.200% Senior Notes due 2027, the Form of 4.300% Senior Notes due 2029 and the Form of 4.700% Senior Notes due 2034).	8-K	000-15867	4.2	9/10/2024
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.					X
10.1*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.2*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.3*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.77	2/21/2013
10.4*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-275140	99.01	10/23/2023
10.5*	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-Q	000-15867	10.2	7/24/2024
10.6*	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-Q	000-15867	10.3	7/24/2024
10.7*	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.8*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014
10.9*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.06	5/7/2014
10.10*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.11*	nusemi inc. 2015 Equity Incentive Plan.	S-8	333-226294	99.01	7/23/2018
10.12*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-282884	99.1	10/30/2024

10.13*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.	10-K	000-15867	10.26	2/24/2020
10.14*	The Registrant’s Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.15*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016
10.16*	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.17*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016
10.18*	Transition and Release Agreement, dated May 2, 2024, between the Registrant and Neil Zaman.	10-Q	000-15867	10.4	4/24/2024
10.19*	Amended and Restated Employment Agreement, effective as of December 15, 2021, between the Registrant and Anirudh Devgan.	8-K/A	000-15867	10.01	12/17/2021
10.20	Credit Agreement, dated as of June 30, 2021, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	7/1/2021
10.21	First Amendment to Credit Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.02	9/8/2022
10.22	Credit Agreement, dated August 14, 2024, by and among the Registrant, Bank of America, N.A., as a lender and administrative agent, the other lenders and issuing banks party thereto and BofA Securities, Inc., JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as joint lead arrangers and joint bookrunners.	8-K	000-15867	10.1	8/15/2024
10.23	Loan Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	9/8/2022
10.24	First Amendment to Loan Agreement, dated August 14, 2024, with respect to that certain Loan Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000-15867	10.2	8/15/2024
10.25	Loan Agreement, dated May 30, 2024, by and among the Registrant, Bank of America, N.A., and the other lenders party thereto.	8-K	000-15867	10.1	6/3/2024
10.26	First Amendment to Loan Agreement, dated August 14, 2024, with respect to that certain Loan Agreement, dated May 30, 2024, by and among the Registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000-15867	10.3	8/15/2024
19.1	The Registrant's Securities Trading Policy.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).
31.1	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.2	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	The Registrant's Policy for Recovery of Erroneously Awarded Compensation.	10-K	000-15867	97.01	2/14/2024
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL.

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

CADENCE DESIGN SYSTEMS, INC.

/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer
Dated:	February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anirudh Devgan	DATE:	February 20, 2025
Anirudh Devgan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Wall	DATE:	February 20, 2025
John M. Wall
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	Mary Louise Krakauer	February 20, 2025
Mary Louise Krakauer, Chair

/s/	Mark W. Adams	February 20, 2025
Mark W. Adams, Director

/s/	Ita Brennan	February 20, 2025
Ita Brennan, Director

/s/	Lewis Chew	February 20, 2025
Lewis Chew, Director

/s/	Anirudh Devgan	February 20, 2025
Anirudh Devgan, Director

/s/	Moshe Gavrielov	February 20, 2025
Moshe Gavrielov, Director

/s/	Julia Liuson	February 20, 2025
Julia Liuson, Director

/s/	Dr. James D. Plummer	February 20, 2025
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 20, 2025
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Young K. Sohn	February 20, 2025
Young K. Sohn, Director