Form 10-Q
period 2025-03-31
CADENCE DESIGN SYSTEMS INC
filed 2025-04-30
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 31, 2025, approximately 273,042,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,777,674	$2,644,030
Receivables, net	580,887	680,460
Inventories	225,621	257,711
Prepaid expenses and other	413,905	433,878
Total current assets	3,998,087	4,016,079
Property, plant and equipment, net	466,322	458,200
Goodwill	2,419,717	2,378,671
Acquired intangibles, net	584,228	594,734
Deferred taxes	986,191	982,057
Other assets	558,941	544,741
Total assets	$9,013,486	$8,974,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$570,197	$632,692
Current portion of deferred revenue	730,570	737,413
Total current liabilities	1,300,767	1,370,105
Long-term liabilities:
Long-term portion of deferred revenue	110,702	115,168
Long-term debt	2,477,159	2,476,183
Other long-term liabilities	348,601	339,448
Total long-term liabilities	2,936,462	2,930,799
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	4,327,187	4,181,737
Treasury stock, at cost	(5,693,200)	(5,309,579)
Retained earnings	6,265,447	5,991,868
Accumulated other comprehensive loss	(123,177)	(190,448)
Total stockholders’ equity	4,776,257	4,673,578
Total liabilities and stockholders’ equity	$9,013,486	$8,974,482

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue:
Product and maintenance	$1,110,850	$913,385
Services	131,516	95,718
Total revenue	1,242,366	1,009,103
Costs and expenses:
Cost of product and maintenance	116,672	75,395
Cost of services	50,461	49,802
Marketing and sales	202,700	180,589
Research and development	439,102	378,958
General and administrative	63,098	68,716
Amortization of acquired intangibles	8,922	5,407
Restructuring	(109)	280
Total costs and expenses	880,846	759,147
Income from operations	361,520	249,956
Interest expense	(29,118)	(8,692)
Other income, net	23,290	68,779
Income before provision for income taxes	355,692	310,043
Provision for income taxes	82,113	62,400
Net income	$273,579	$247,643
Net income per share – basic	$1.01	$0.92
Net income per share – diluted	$1.00	$0.91
Weighted average common shares outstanding – basic	271,973	269,606
Weighted average common shares outstanding – diluted	273,631	273,544

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$273,579	$247,643
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	66,150	(12,630)
Changes in defined benefit plan liabilities	355	(21)
Reclassification of realized losses on derivatives designated as hedging instruments	195	—
Unrealized gains (losses) on available-for-sale debt securities	571	(392)
Total other comprehensive income (loss), net of tax effects	67,271	(13,043)
Comprehensive income	$340,850	$234,600

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578
Net income	—	—	—	273,579	—	$273,579
Other comprehensive income, net of taxes	—	—	—	—	67,271	$67,271
Purchase of treasury stock	(1,361)	—	(350,007)	—	—	$(350,007)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	700	67,220	9,569	—	—	$76,789
Stock received for payment of employee taxes on vesting of restricted stock	(148)	(29,383)	(43,183)	—	—	$(72,566)
Stock-based compensation expense	—	107,613	—	—	—	$107,613
Balance, March 31, 2025	273,042	$4,327,187	$(5,693,200)	$6,265,447	$(123,177)	$4,776,257

	Three Months Ended March 31, 2024
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2023	271,706	$3,166,964	$(4,604,323)	$4,936,384	$(94,754)	$3,404,271
Net income	—	—	—	247,643	—	$247,643
Other comprehensive loss, net of taxes	—	—	—	—	(13,043)	$(13,043)
Purchase of treasury stock	(425)	—	(125,006)	—	—	$(125,006)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,319	89,159	27,566	—	—	$116,725
Stock received for payment of employee taxes on vesting of restricted stock	(466)	(12,705)	(138,418)	—	—	$(151,123)
Stock-based compensation expense	—	88,129	—	—	—	$88,129
Balance, March 31, 2024	272,134	$3,331,547	$(4,840,181)	$5,184,027	$(107,797)	$3,567,596

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash and cash equivalents at beginning of period	$2,644,030	$1,008,152
Cash flows from operating activities:
Net income	273,579	247,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,916	39,556
Stock-based compensation	107,613	88,129
(Gain) loss on divestitures and investments, net	1,791	(55,394)
Deferred income taxes	(1,861)	(1,523)
ROU asset amortization and change in operating lease liabilities	(1,446)	(917)
Other non-cash items	862	556
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	102,136	102,991
Inventories	15,018	(10,689)
Prepaid expenses and other	10,316	(15,073)
Other assets	12,237	(7,535)
Accounts payable and accrued liabilities	(69,621)	(117,291)
Deferred revenue	(14,377)	(23,941)
Other long-term liabilities	(2,142)	6,720
Net cash provided by operating activities	487,021	253,232
Cash flows from investing activities:
Purchases of investments	(11,469)	(2,095)
Proceeds from the sale and maturity of investments	1,246	43,377
Proceeds from the sale of IP and other assets	11,500	—
Purchases of property, plant and equipment	(23,061)	(49,601)
Cash paid in business combinations, net of cash acquired	—	(71,450)
Net cash used for investing activities	(21,784)	(79,769)
Cash flows from financing activities:
Proceeds from issuance of common stock	76,789	116,725
Stock received for payment of employee taxes on vesting of restricted stock	(72,566)	(151,123)
Payments for repurchases of common stock	(350,007)	(125,006)
Net cash used for financing activities	(345,784)	(159,404)
Effect of exchange rate changes on cash and cash equivalents	14,191	(9,793)
Increase in cash and cash equivalents	133,644	4,266
Cash and cash equivalents at end of period	$2,777,674	$1,012,418

Supplemental cash flow information:
Cash paid for interest	$55,734	$4,903
Cash paid for income taxes, net	29,956	23,850

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "Annual Report").
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
Recently Adopted Accounting Standards
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” intended to improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures for significant segment expenses. Cadence adopted this ASU retrospectively during fiscal 2024 for its Annual Report. For interim disclosures required by this ASU, see Note 15 in the notes to condensed consolidated financial statements.
New Accounting Standards Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. This standard is effective for fiscal years beginning after December 15, 2024, and may be applied on a retrospective or prospective basis. Cadence plans to adopt this standard in connection with its annual report for fiscal 2025 and is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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

NOTE 2. REVENUE
Cadence groups its solutions in three product categories: Core EDA, Semiconductor IP, and System Design and Analysis. The Core EDA category includes software, hardware, and services used to design and verify a wide variety of semiconductors. The Semiconductor IP category includes silicon subsystems, software, and services that are used in semiconductor design. The System Design and Analysis category includes software and services used to design and verify a wide variety of physical electronic systems. These categories are tightly integrated to provide complete design solutions for customers.
The following table shows the percentage of revenue contributed by each of Cadence’s product categories for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Core EDA*	71%	76%
Semiconductor IP (“IP”)	14%	12%
System Design and Analysis	15%	12%
Total	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2025 or March 31, 2024.
Recurring revenue includes revenue recognized over time from Cadence’s software arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products. These arrangements do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of hardware, individual IP licenses and certain software licenses.
The percentage of Cadence’s recurring and up-front revenue in any single fiscal period is primarily impacted by delivery of hardware and IP products to its customers.
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue recognized over time	77%	87%
Revenue from arrangements with non-cancelable commitments	3%	3%
Recurring revenue	80%	90%
Up-front revenue	20%	10%
Total	100%	100%

Significant Judgments
Cadence’s contracts with customers often include promises to transfer to a customer multiple software and/or IP licenses and services, including professional services, technical support services, and rights to unspecified updates. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of Cadence’s IP license arrangements and the license of certain software, Cadence has concluded that the licenses and the related updates and technical support are distinct from each other. In others, such as Cadence’s time-based software arrangements, the licenses and certain services are not distinct from each other. These time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and Cadence has concluded that these promised goods and services are a single, combined performance obligation.
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
Cadence is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received is variable based on the specific terms of the contract or based on Cadence’s expectations of the term of the contract. Generally, Cadence has not experienced significant returns or refunds to customers. These estimates require significant judgment and a change in these estimates could have an effect on its results of operations for the periods involved.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on Cadence’s condensed consolidated balance sheets. For certain software, hardware and IP agreements with payment plans, Cadence records an unbilled receivable related to revenue recognized upon transfer of control because it has an unconditional right to invoice and receive payment in the future related to those transferred products or services. Cadence records a contract asset when revenue is recognized prior to invoicing and Cadence does not have the unconditional right to invoice or retains performance risk with respect to that performance obligation. Cadence records deferred revenue when revenue is recognized subsequent to invoicing. For Cadence’s time-based software agreements, customers are generally invoiced in equal, quarterly amounts, although some customers are invoiced in single or annual amounts.
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
Cadence’s contract balances as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Contract assets	$70,775	$29,339
Deferred revenue	841,272	852,581

Cadence recognized revenue of $390.1 million during the three months ended March 31, 2025, and $324.4 million during the three months ended March 31, 2024, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $6.4 billion as of March 31, 2025, which included $0.5 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of March 31, 2025, Cadence expected to recognize 55% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 42% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $14.9 million during the three months ended March 31, 2025, and $15.0 million during the three months ended March 31, 2024, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$314,976	$393,017
Unbilled accounts receivable	270,298	293,251
Long-term receivables	24,186	24,179
Total receivables	609,460	710,447
Less allowance for doubtful accounts	(4,387)	(5,808)
Total receivables, net	$605,073	$704,639
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 31, 2025, no single customer accounted for 10% or more of Cadence’s total receivables. As of December 31, 2024, one customer accounted for approximately 11% of Cadence’s total receivables.

NOTE 4. DEBT
Cadence’s outstanding debt was as follows:

	March 31, 2025			December 31, 2024
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2027 Notes	$500,000	$(2,927)	$497,073	$500,000	$(3,206)	$496,794
2029 Notes	1,000,000	(9,194)	990,806	1,000,000	(9,666)	990,334
2034 Notes	1,000,000	(10,720)	989,280	1,000,000	(10,945)	989,055
Total outstanding debt	$2,500,000	$(22,841)	$2,477,159	$2,500,000	$(23,817)	$2,476,183
Senior Notes
In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of March 31, 2025, the fair value of the 2027 Notes was $498.7 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of March 31, 2025, the fair value of the 2029 Notes was $991.7 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “New Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of March 31, 2025, the fair value of the 2034 Notes was $977.7 million.
Cadence may redeem the New Senior Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase New Senior Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.
The indenture governing the New Senior Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of March 31, 2025, Cadence was in compliance with all covenants associated with the New Senior Notes.
Both the discount and issuance costs are being amortized to interest expense over the term of the New Senior Notes using the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears in March and September of each year. The New Senior Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.
Revolving Credit Facility
In August 2024, Cadence terminated its existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Cadence paid debt issuance costs of $1.3 million that were recorded to other assets in Cadence’s condensed consolidated balance sheet at the inception of the agreement. The debt issuance costs will be amortized to interest expense over the term of the 2024 Credit Facility. As of March 31, 2025, there were no outstanding borrowings under the 2024 Credit Facility.

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
The 2024 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2024 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of March 31, 2025, Cadence was in compliance with all covenants associated with the 2024 Credit Facility.
NOTE 5. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2025 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2024	$2,378,671
Effect of foreign currency translation	41,046
Balance as of March 31, 2025	$2,419,717
Acquired Intangibles, Net
Acquired intangibles as of March 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$460,255	$(204,291)	$255,964
Agreements and relationships	393,700	(85,852)	307,848
Tradenames, trademarks and patents	28,865	(8,449)	20,416
Total acquired intangibles	$882,820	$(298,592)	$584,228
Acquired intangibles as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$465,453	$(199,126)	$266,327
Agreements and relationships	386,365	(78,605)	307,760
Tradenames, trademarks and patents	28,113	(7,466)	20,647
Total acquired intangibles	$879,931	$(285,197)	$594,734
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for the three months ended March 31, 2025 and March 31, 2024 by condensed consolidated income statement caption was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Cost of product and maintenance	$16,494	$11,348
Amortization of acquired intangibles	8,922	5,407
Total amortization of acquired intangibles	$25,416	$16,755

As of March 31, 2025, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2025 - remaining period	$68,314
2026	88,564
2027	85,334
2028	80,668
2029	65,995
2030	40,842
Thereafter	154,511
Total estimated amortization expense	$584,228
NOTE 6. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended March 31, 2025 and March 31, 2024 as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Cost of product and maintenance	$2,154	$1,280
Cost of services	2,466	1,629
Marketing and sales	21,671	17,836
Research and development	67,089	53,637
General and administrative	14,233	13,747
Total stock-based compensation expense	$107,613	$88,129
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $830.0 million as of March 31, 2025, which is expected to be recognized over a weighted average vesting period of 2.1 years.
NOTE 7. STOCK REPURCHASE PROGRAM
Cadence is authorized to repurchase shares of its common stock under a publicly announced program that was most recently increased by its Board of Directors in August 2023. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 31, 2025, approximately $477.0 million of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Shares repurchased	1,361	425
Total cost of repurchased shares	$350,007	$125,006

NOTE 8. OTHER INCOME, NET
Cadence’s other income, net, for the three months ended March 31, 2025 and March 31, 2024 was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Interest income	$26,222	$9,512
Gain on sale of IP and other assets	11,500	—
Gain (loss) on investments	(13,291)	55,394
Gain (loss) on securities in Non-Qualified Deferred Compensation (“NQDC”) trust	(1,573)	4,588
Gain (loss) on foreign exchange	809	(331)
Other expense, net	(377)	(384)
Total other income, net	$23,290	$68,779
For additional information relating to Cadence’s investment activity, see Note 10 in the notes to condensed consolidated financial statements.
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
The calculations for basic and diluted net income per share for the three months ended March 31, 2025 and March 31, 2024 are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands, except per share amounts)
Net income	$273,579	$247,643
Weighted average common shares used to calculate basic net income per share	271,973	269,606
Stock-based awards	1,658	3,938
Weighted average common shares used to calculate diluted net income per share	273,631	273,544
Net income per share - basic	$1.01	$0.92
Net income per share - diluted	$1.00	$0.91
The following table presents shares of Cadence’s common stock outstanding for the three months ended March 31, 2025 and March 31, 2024 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Market-based awards	187	—
Options to purchase shares of common stock	234	59
Non-vested shares of restricted stock	190	8
Total potential common shares excluded	611	67

NOTE 10. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments are recorded to other income, net in Cadence’s condensed consolidated income statements. The carrying value of marketable equity investments was $78.7 million and $90.4 million as of March 31, 2025 and December 31, 2024, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $96.0 million and $97.5 million as of March 31, 2025 and December 31, 2024, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income, net in Cadence’s condensed consolidated income statements. For the three months ended March 31, 2025 and March 31, 2024, Cadence recognized losses of $1.5 million and $0.4 million, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $36.5 million and $26.6 million as of March 31, 2025 and December 31, 2024, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.
The portion of gains and losses included in Cadence’s condensed consolidated income statements related to equity securities still held at the end of the period were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Net gains (losses) recognized on equity securities	$(13,259)	$55,398
Less: Net gains recognized on equity securities sold	—	(20,367)
Net gains (losses) recognized on equity securities still held	$(13,259)	$35,031
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its condensed consolidated balance sheets:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$50,782	$485	$(266)	$51,001
Total available-for-sale securities	$50,782	$485	$(266)	$51,001

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$50,604	$230	$(582)	$50,252
Total available-for-sale securities	$50,604	$230	$(582)	$50,252

Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $6.3 million and $6.0 million, respectively. The unrealized losses on these securities were not material.
As of March 31, 2025, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$1,671
Due after 1 year through 5 years	9,696
Due after 5 years through 10 years	19,415
Due after 10 years	20,219
Total	$51,001
As of March 31, 2025, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2025.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,963,812	$1,963,812	$—	$—
Marketable securities:
Marketable equity securities	78,706	78,706	—	—
Mortgage-backed and asset-backed securities	51,001	—	51,001	—
Securities held in NQDC trust	93,023	93,023	—	—
Foreign currency exchange contracts	12,289	—	12,289	—
Total Assets	$2,198,831	$2,135,541	$63,290	$—

As of March 31, 2025, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,700,084	$1,700,084	$—	$—
Marketable securities:
Marketable equity securities	90,374	90,374	—	—
Mortgage-backed and asset-backed securities	50,252	—	50,252	—
Securities held in NQDC trust	96,450	96,450	—	—
Total Assets	$1,937,160	$1,886,908	$50,252	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$7,533	$—	$7,533	$—
Total Liabilities	$7,533	$—	$7,533	$—
Level 1 Measurements
Cadence’s cash equivalents held in money market funds, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using Level 1 inputs.
Level 2 Measurements
The valuation techniques used to determine the fair value of Cadence’s investments in marketable debt securities, foreign currency forward exchange contracts and New Senior Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
NOTE 12. INVENTORY
Cadence’s inventory balances as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Inventories:
Raw materials	$210,713	$243,244
Work-in-process	—	1,216
Finished goods	14,908	13,251
Total inventories	$225,621	$257,711

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
Cadence has been responding to subpoenas received from BIS in February 2021 and DOJ in November 2023 regarding sales and business activity in China. In December 2024, Cadence began discussions with BIS and DOJ regarding their preliminary findings and a potential resolution. Although Cadence believes it has defenses to the potential claims, Cadence has recorded an estimated probable liability as of March 31, 2025 and December 31, 2024 that is immaterial to Cadence’s condensed consolidated financial statements. Actual losses could differ materially.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 31, 2025 or March 31, 2024.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during the three months ended March 31, 2025 or March 31, 2024.
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
Accumulated other comprehensive loss was comprised of the following as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Foreign currency translation loss	$(112,461)	$(178,611)
Changes in defined benefit plan liabilities	(4,092)	(4,447)
Unrealized losses on derivatives designated as hedging instruments	(6,843)	(7,038)
Unrealized gains (losses) on available-for-sale debt securities	219	(352)
Total accumulated other comprehensive loss	$(123,177)	$(190,448)
For the three months ended March 31, 2025 and March 31, 2024, there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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

For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 2 in the notes to condensed consolidated financial statements. The following table presents revenue, significant expenses and net income for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Revenue	$1,242,366	$1,009,103
Costs and Expenses:
Salary, benefits and other employee-related costs	542,655	475,886
Stock based compensation	107,613	88,129
Manufacturing costs	81,666	56,661
Facilities and other infrastructure costs	43,836	41,654
Depreciation and amortization	52,916	39,556
Professional services	32,461	38,917
Restructuring	(109)	280
Other segment items(1)	22,740	(41,203)
Interest income	(26,222)	(9,512)
Interest expense	29,118	8,692
Provision for income taxes	82,113	62,400
Net income	$273,579	$247,643
_____________
(1) Other segment items include direct costs for advertising, marketing events, travel, entertainment, bad debt and other operating expense categories that are not considered significant individually. It also includes non-operating expenses such as gains and losses on investments, foreign currency and other non-operating expenses that are not considered significant individually.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Americas:
United States	$568,967	$435,523
Other Americas	29,612	27,347
Total Americas	598,579	462,870
Asia:
China	139,381	117,229
Other Asia	240,512	208,531
Total Asia	379,893	325,760
Europe, Middle East and Africa (“EMEA”)	195,743	169,056
Japan	68,151	51,417
Total	$1,242,366	$1,009,103

The following table presents a summary of long-lived assets by geography as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Americas:
United States	$422,658	$412,339
Other Americas	10,242	7,437
Total Americas	432,900	419,776
Asia:
China	20,011	22,929
Other Asia	91,734	83,951
Total Asia	111,745	106,880
EMEA	72,784	73,551
Japan	3,905	4,183
Total	$621,334	$604,390

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Annual Report”). This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade controls, tariffs, conflicts around the world, volatility in foreign currency exchange rates, inflation and changes in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings; restructuring actions and associated charges and benefits; pending acquisitions, the accounting for acquisitions and integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Our Intelligent System Design™ (“ISD”) strategy allows us to deliver solutions to our customers to solve their most complex product development challenges. Our industry-leading computational software, accelerated hardware, and IP enable us to adapt to our customers' dynamic design requirements, allowing them to meet their critical business and environmental concerns including time-to-market and sustainability. The creation of even the most seemingly simple electronic systems and products typically includes a complex design process and requires highly trained engineers with various areas of specialized knowledge and skill sets. Our ability to deliver innovative products that keep up with increasing complexity allows our customers to be successful in meeting their business goals and objectives.
In alignment with our ISD strategy, we group our solutions in three product categories: Core EDA, Semiconductor IP, and System Design and Analysis. Core EDA includes our software, hardware, and services used to design and verify a wide variety of semiconductors. Our Semiconductor IP portfolio includes silicon subsystems, software, and services that are used in semiconductor design. The System Design and Analysis category includes our software and services used to design and verify a wide variety of physical electronic systems. Leveraging our AI and computational software expertise, we have integrated the multiphysics domain (also known as “computational fluid dynamics,” or “CFD”) with our EDA solutions to provide customers with complete system-level design and analysis solutions. These categories are tightly integrated to provide complete design solutions for our customers.
For additional information about our products, see the discussion in Item 1, “Business,” under the heading “Product Categories,” in our Annual Report.
Management uses certain performance indicators to manage our business, including revenue, certain elements of operating expenses and cash flow from operations, and we describe these items further below under the headings “Results of Operations” and “Liquidity and Capital Resources.”

Acquisitions
As part of our ISD strategy, we invest in and acquire complementary businesses, joint ventures, services and technologies and IP rights. The size and timing of these investments and acquisitions may affect comparability of revenue, expenses and cash flows between fiscal periods.
During the second quarter of fiscal 2024, we completed our acquisition of BETA CAE Systems International AG (“BETA CAE”), a system analysis platform provider of multi-domain, engineering simulation solutions. For the three months ended March 31, 2025, revenue associated with contracts assumed with our acquisition of BETA CAE is primarily classified as product and maintenance revenue in our System Design and Analysis product category, and cost of revenue associated with these contracts is primarily classified as cost of product and maintenance in our condensed consolidated income statements.
Macroeconomic and Geopolitical Environment
Because we operate globally, our business is subject to the effects of economic downturns or recessions in the regions in which we do business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, changing interest rates, expanded trade control laws and regulations, imposition of new or higher tariffs and geopolitical conflicts.
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
In addition, U.S. President Trump has made a series of announcements regarding the imposition of new and higher U.S. tariffs on imports from many countries, including China and Mexico. In response, China and other countries, as well as the European Union, have announced retaliatory tariffs on imports of U.S. goods and other countermeasures. We are monitoring these actions, including any pauses, escalations, exemptions or removal of exemptions, with respect to the threatened or imposed tariffs, and will continue to assess their potential impact on our business either directly, such as on our hardware business, or due to downstream effects.
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
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic and geopolitical conditions on our business, see the “Risk Factors” section in our Annual Report. For additional information on the potential impact of foreign currency exchange rates and interest rates on our business, see the “Quantitative and Qualitative Disclosures About Market Risk” section of this Quarterly Report.
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
Results of Operations
Financial results for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, reflect the following:
•Growth in revenue from our software, hardware and IP offerings;
•Continued investment in research and development activities and technical sales support, including headcount from acquisitions; and
•Increased interest expense from our outstanding indebtedness.

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
Recurring revenue includes revenue recognized over time from our software licensing arrangements, services, royalties, maintenance on IP licenses and hardware products, and operating leases of hardware. Recurring revenue also includes revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products.
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue recognized over time	77%	87%
Revenue from arrangements with non-cancelable commitments	3%	3%
Recurring revenue	80%	90%
Up-front revenue	20%	10%
Total	100%	100%
The percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters. As compared to prior years, we expect our percentage of annual up-front revenue to continue to increase in 2025 as growth in our product offerings for which revenue is recognized up-front is expected to be greater than the growth of our product offerings for which revenue is recognized over time. The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Recurring revenue	80%	83%	86%	87%	87%
Up-front revenue	20%	17%	14%	13%	13%
Total	100%	100%	100%	100%	100%
Revenue by Period
The following table shows our revenue for the three months ended March 31, 2025 and March 31, 2024 and the change in revenue between periods:

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,110.9	$913.4	$197.5	22%
Services	131.5	95.7	35.8	37%
Total revenue	$1,242.4	$1,009.1	$233.3	23%
Product and maintenance revenue increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to growth in revenue from our software, hardware and IP product offerings as a result of existing customers' continued investment in complex designs for their products.
Services revenue increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to increased revenue from our IP service offerings. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2025 or March 31, 2024.

Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories for the past five consecutive quarters:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Core EDA	71%	68%	70%	73%	76%
Semiconductor IP	14%	13%	14%	13%	12%
System Design and Analysis	15%	19%	16%	14%	12%
Total	100%	100%	100%	100%	100%
Revenue from any one product category as a percentage of total revenue may fluctuate from period to period based on the mix of products and services sold in a given period and the timing of revenue recognition, particularly for our hardware, IP and certain software products.
Certain of our licensing arrangements allow customers the ability to remix among software products. Additionally, we have arrangements with customers that include a combination of our products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, we estimate the allocation of the revenue to product categories based upon the expected usage of our products. The actual usage of our products by these customers may differ, in which case the revenue allocation in the table above would differ.
Revenue by Geography

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	Percentage
	(In millions, except percentages)
United States	$569.0	$435.5	$133.5	31%
Other Americas	29.6	27.4	2.2	8%
China	139.4	117.2	22.2	19%
Other Asia	240.5	208.5	32.0	15%
Europe, Middle East and Africa (“EMEA”)	195.7	169.1	26.6	16%
Japan	68.2	51.4	16.8	33%
Total revenue	$1,242.4	$1,009.1	$233.3	23%
During the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, demand for our software product offerings contributed to growth in each geography. In addition, growth from our hardware and IP product offerings contributed to increased revenue in the United States.
Revenue by Geography as a Percent of Total Revenue

	Three Months Ended
	March 31, 2025	March 31, 2024
United States	46%	43%
Other Americas	2%	3%
China	11%	12%
Other Asia	19%	20%
EMEA	16%	17%
Japan	6%	5%
Total	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Cost of Revenue

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$116.7	$75.4	$41.3	55%
Cost of services	50.5	49.8	0.7	1%
Cost of Product and Maintenance
Cost of product and maintenance includes costs associated with the sale and lease of our hardware products and licensing of our software and IP products, certain employee salary and benefits and other employee-related costs, cost of our customer support services, amortization of technology-related acquired intangibles, costs of technical documentation and royalties payable to third-party vendors. Cost of product and maintenance depends primarily on our hardware product sales in any given period, but is also affected by employee salary and benefits and other employee-related costs, reserves for inventory, and the timing and extent to which we acquire intangible assets, license third-party technology or IP, and sell our products that include such acquired or licensed assets, technology or IP.
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$100.2	$64.1	$36.1	56%
Amortization of acquired intangibles	16.5	11.3	5.2	46%
Total cost of product and maintenance	$116.7	$75.4	$41.3	55%
The changes in product and maintenance-related costs for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were due to the following:

Change
Three Months Ended
(In millions)
Hardware product costs	$30.1
Other items	6.0
Total change in product and maintenance-related costs	$36.1
Costs associated with our hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of hardware products higher, as a percentage of revenue, than our cost of software and IP products. Hardware product costs increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to increased installations of our hardware products.
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
Many of our operating expenses are transacted in various foreign currencies. We recognize lower expenses in periods when the U.S. dollar strengthens in value against other currencies and we recognize higher expenses when the U.S. dollar weakens against other currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion in Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Our operating expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$202.7	$180.6	$22.1	12%
Research and development	439.1	379.0	60.1	16%
General and administrative	63.1	68.7	(5.6)	(8)%
Total operating expenses	$704.9	$628.3	$76.6	12%
Our operating expenses, as a percentage of total revenue, for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Marketing and sales	16%	18%
Research and development	35%	37%
General and administrative	5%	7%
Total operating expenses	56%	62%
Marketing and Sales
The increase in marketing and sales expense for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$15.1
Stock-based compensation	3.8
Marketing programs	1.4
Other items	1.8
Total change in marketing and sales expense	$22.1
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.

Research and Development
The increase in research and development expense for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$43.1
Stock-based compensation	13.5
Facilities and other infrastructure costs	4.5
Other items	(1.0)
Total change in research and development expense	$60.1
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions. Facilities and other infrastructure costs included in research and development expense increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The decrease in general and administrative expense for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due to the following:

Change
Three Months Ended
(In millions)
Professional services	$(6.6)
Other items	1.0
Total change in general and administrative expense	$(5.6)
Professional services decreased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to decreased legal and consulting services associated with acquisition-related activities.
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
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three months ended March 31, 2025 and the three months ended March 31, 2024 was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating margin	29%	25%
Operating margin increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to the mix of products and services sold during each respective period.

Interest Expense

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In millions)
Contractual cash interest expense:
Senior Notes	27.7	3.8
Term Loan	—	4.7
Amortization of debt discount and debt issuance costs:
Senior Notes	1.0	0.2
Revolving Credit Facility	0.1	—
Other	0.3	—
Total interest expense	$29.1	$8.7
During the three months ended March 31, 2024, our indebtedness was comprised of $350.0 million aggregate principal amount of senior notes that were due October 15, 2024 (the “2024 Senior Notes”) and a $300.0 million three-year senior non-amortizing term loan facility that was due on September 7, 2025 (the “2025 Term Loan”).
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of senior notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of senior notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of senior notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “New Senior Notes”).
In September 2024, we used a portion of the net proceeds from the New Senior Notes to fully prepay the outstanding principal and accrued interest of the 2025 Term Loan. In October 2024, we settled the outstanding principal of $350.0 million and accrued interest on the 2024 Senior Notes.
Interest expense increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to the increased level of debt on our condensed consolidated balance sheet as of March 31, 2025, as compared to March 31, 2024. For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses. Other income, net decreased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to net losses from our investments in equity securities of publicly held companies, offset by increased interest from deposits and a gain on the sale of IP and other assets. For additional information about other income, net, see Note 8 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In millions, except percentages)
Provision for income taxes	$82.1	$62.4
Effective tax rate	23.1%	20.1%
Our provision for income taxes for the three months ended March 31, 2025 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2025 income. We also recognized tax benefits of $18.6 million related to stock-based compensation that vested or was exercised during the period. The increase in our provision for income taxes during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to an increase in our earnings.

In 2021, the Organisation for Economic Co-operation and Development ("OECD") announced Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a global minimum tax rate of 15%. The currently enacted Pillar Two Model Rules did not have a material impact to our provision for income taxes for the three months ended March 31, 2025.
Our provision for income taxes for the three months ended March 31, 2024 was primarily attributable to federal, state and foreign income taxes on our then anticipated fiscal 2024 income. We also recognized tax benefits of $22.8 million related to stock-based compensation that vested or was exercised during the respective periods.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates relative to earnings in countries where we have higher statutory tax rates. We currently expect that our fiscal 2025 effective tax rate will be approximately 26%. We expect that our quarterly effective tax rates will vary from our fiscal 2025 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors,” in our Annual Report.
Liquidity and Capital Resources

	As of
	March 31, 2025	December 31, 2024	Change
	(In millions)
Cash and cash equivalents	$2,777.7	$2,644.0	$133.7
Net working capital	2,697.3	2,646.0	51.3
Cash and Cash Equivalents
As of March 31, 2025, our principal sources of liquidity consisted of $2,777.7 million of cash and cash equivalents as compared to $2,644.0 million as of December 31, 2024.
Our primary sources of cash and cash equivalents during the three months ended March 31, 2025 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the three months ended March 31, 2025 were payments related to employee salaries and benefits, repurchases of our common stock, payment of employee taxes on vesting of restricted stock, and purchases of property, plant and equipment.
Approximately 33% of our cash and cash equivalents was held by our foreign subsidiaries as of March 31, 2025. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities.

Cash Flows from Operating Activities
Cash flows provided by operating activities during the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	(In millions)
Cash provided by operating activities	$487.0	$253.2	$233.8
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the timing of cash receipts from customers and the timing of cash disbursements for operating assets and liabilities.
Cash Flows Used for Investing Activities
Cash flows used for investing activities during the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	(In millions)
Cash used for investing activities	$(21.8)	$(79.8)	$58.0
Cash used for investing activities decreased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease in payments for business combinations and purchases of property, plant and equipment. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
Cash Flows Used for Financing Activities
Cash flows used for financing activities during the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	(In millions)
Cash used for financing activities	$(345.8)	$(159.4)	$(186.4)
Cash used for financing activities increased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in repurchases of common stock and decreased proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period. These factors were partially offset by a decrease in payments of employee taxes on vesting of restricted stock.
Other Factors Affecting Liquidity and Capital Resources
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “New Senior Notes”). Interest on the New Senior Notes is payable semi-annually in arrears in March and September of each year. As of March 31, 2025, we were in compliance with all covenants associated with the New Senior Notes.

Revolving Credit Facility
In August 2024, we terminated our existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2024 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of March 31, 2025, there were no borrowings outstanding under the 2024 Credit Facility, and we were in compliance with all covenants associated with such credit facility.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program that was most recently increased by our Board of Directors in August 2023. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of March 31, 2025, approximately $0.5 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Other Liquidity Requirements
During the three months ended March 31, 2025, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
The following table provides information about our foreign currency forward exchange contracts as of March 31, 2025. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2025.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$287.9	0.96
Japanese yen	140.3	149.52
British pound	69.9	0.80
Israeli shekel	63.4	3.61
Chinese renminbi	45.7	7.25
Indian rupee	39.5	87.19
Canadian dollar	34.7	1.43
Swedish krona	34.4	10.23
Swiss franc	12.7	0.90
Taiwan dollar	11.7	32.91
South Korean won	5.3	1,456.74
Singapore dollar	2.8	1.34
Brazilian real	2.0	5.86
Total	$750.3
Estimated fair value	$12.3
As of December 31, 2024, our foreign currency exchange contracts had an aggregate principal amount of $927.6 million, and an estimated fair value of $(7.5) million.
We have performed sensitivity analyses as of March 31, 2025 and December 31, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $9.3 million and an increase of $18.3 million as of March 31, 2025 and December 31, 2024, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $13.5 million and a decrease of $12.7 million as of March 31, 2025 and December 31, 2024, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2024 Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of March 31, 2025.
Our investments in debt securities had a fair value of approximately $51.0 million and $50.3 million as of March 31, 2025 and December 31, 2024, respectively, that may decline in value if market interest rates rise. As of March 31, 2025 and December 31, 2024, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $2.2 million and $2.0 million, respectively.
Interest rates under our 2024 Credit Facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain an outstanding balance. As of March 31, 2025, there were no borrowings outstanding under our 2024 Credit Facility.
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

Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that have the potential to be strategically important to us. For an additional description of our portfolio of equity investments, see Note 10 in the notes to condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.
Based on their evaluation as of March 31, 2025, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding pending legal proceedings, related matters and associated risks, see Note 13 in the notes to condensed consolidated financial statements under Part I, Item 1 in this Quarterly Report and the “Risk Factors” section in our Annual Report.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” sections in our Annual Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. The risks described in our Annual Report do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 1, 2025 - January 31, 2025	210,849	$304.83	185,947	$770
February 1, 2025 - February 28, 2025	283,202	$290.07	198,959	$714
March 1, 2025 - March 31, 2025	1,015,715	$242.92	976,515	$477
Total	1,509,766	$260.41	1,361,421
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Chin-Chi Teng, Senior Vice President and General Manager, R&D	Adoption	3/7/2025	X	Up to 26,390	9/2/2025
Paul Cunningham, Senior Vice President and General Manager, System Verification Group	Adoption(1)	3/10/2025	X	Up to 12,000	5/8/2026
Paul Cunningham, Senior Vice President and General Manager, System Verification Group	Termination(1)	3/13/2025	X	Up to 12,000	5/8/2026
Paul Cunningham. Senior Vice President and General Manager, System Verification Group	Adoption	3/14/2025	X	Up to 12,000	5/8/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Dr. Cunningham’s trading arrangement entered into on March 10, 2025 was promptly terminated on March 13, 2025 due to a clerical error. No securities were purchased or sold under the trading arrangement.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1		The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2024.	8-K	000-15867	3.1	5/6/2024

3.2		The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.1	11/3/2023

10.1	*	Form of Incentive Stock Award Agreement for Non-Executives and Consultants under the Registrant's Omnibus Equity Incentive Plan.					X

10.2	*	Form of Long Term Equity Award V (LTP V) Agreement for Non-Executives under the Registrant's Omnibus Equity Incentive Plan.					X

10.3	*	Form of Restricted Stock Unit Agreement for Non-Executives and Consultants under the Registrant’s Omnibus Equity Incentive Plan.					X

10.4	*#	Form of Long Term Equity Award V (LTP V) Agreement for Executives under the Registrant’s Omnibus Equity Incentive Plan.					X

10.5	*#	Form of Performance-Based Restricted Stock Unit (PSU) Agreement for Executives with Operating Income Metrics under the Registrant’s Omnibus Equity Incentive Plan.					X
10.6	*#	Form of Performance-Based Restricted Stock Unit (PSU) Agreement for Executives with Relative Total Shareholder Return (rTSR) Metrics under the Registrant’s Omnibus Equity Incentive Plan.					X
10.7	*#	Form of Restricted Stock Unit Agreement for Executives under the Registrant’s Omnibus Equity Incentive Plan.					X

31.1	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.2	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	*	Inline XBRL Definition Linkbase Document.	X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).	X
___________________

*	Filed herewith.
†	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	April 29, 2025	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	April 29, 2025	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer