Form 10-Q
period 2025-06-30
CADENCE DESIGN SYSTEMS INC
filed 2025-07-30
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 30, 2025, approximately 272,490,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,822,762	$2,644,030
Receivables, net	670,166	680,460
Inventories	226,162	257,711
Prepaid expenses and other	503,453	433,878
Total current assets	4,222,543	4,016,079
Property, plant and equipment, net	482,131	458,200
Goodwill	2,599,798	2,378,671
Acquired intangibles, net	618,952	594,734
Deferred taxes	980,223	982,057
Other assets	605,051	544,741
Total assets	$9,508,698	$8,974,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$766,636	$632,692
Current portion of deferred revenue	729,929	737,413
Total current liabilities	1,496,565	1,370,105
Long-term liabilities:
Long-term portion of deferred revenue	154,448	115,168
Long-term debt	2,478,145	2,476,183
Other long-term liabilities	373,002	339,448
Total long-term liabilities	3,005,595	2,930,799
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	4,445,872	4,181,737
Treasury stock, at cost	(5,888,804)	(5,309,579)
Retained earnings	6,425,498	5,991,868
Accumulated other comprehensive income (loss)	23,972	(190,448)
Total stockholders’ equity	5,006,538	4,673,578
Total liabilities and stockholders’ equity	$9,508,698	$8,974,482

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue:
Product and maintenance	$1,170,510	$960,457	$2,281,360	$1,873,842
Services	104,931	100,224	236,447	195,942
Total revenue	1,275,441	1,060,681	2,517,807	2,069,784
Costs and expenses:
Cost of product and maintenance	139,298	94,363	255,970	169,758
Cost of services	44,869	44,907	95,330	94,709
Marketing and sales	200,595	186,725	403,295	367,314
Research and development	442,057	370,740	881,159	749,698
General and administrative	69,029	63,436	132,127	132,152
Amortization of acquired intangibles	9,204	6,667	18,126	12,074
Loss related to contingent liability (Note 14)	128,545	—	128,545	—
Restructuring	47	(33)	(62)	247
Total costs and expenses	1,033,644	766,805	1,914,490	1,525,952
Income from operations	241,797	293,876	603,317	543,832
Interest expense	(28,948)	(12,905)	(58,066)	(21,597)
Other income, net	67,758	34,739	91,048	103,518
Income before provision for income taxes	280,607	315,710	636,299	625,753
Provision for income taxes	120,556	86,190	202,669	148,590
Net income	$160,051	$229,520	$433,630	$477,163
Net income per share – basic	$0.59	$0.85	$1.60	$1.77
Net income per share – diluted	$0.59	$0.84	$1.59	$1.74
Weighted average common shares outstanding – basic	271,294	270,912	271,633	270,259
Weighted average common shares outstanding – diluted	272,899	273,520	273,264	273,532

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$160,051	$229,520	$433,630	$477,163
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	146,766	(1,338)	212,916	(13,967)
Changes in defined benefit plan liabilities	39	145	394	123
Reclassification of realized losses on derivatives designated as hedging instruments	197	—	392	—
Unrealized gains (losses) on available-for-sale debt securities	147	(187)	718	(579)
Total other comprehensive income (loss), net of tax effects	147,149	(1,380)	214,420	(14,423)
Comprehensive income	$307,200	$228,140	$648,050	$462,740

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, March 31, 2025	273,042	$4,327,187	$(5,693,200)	$6,265,447	$(123,177)	$4,776,257
Net income	—	—	—	160,051	—	$160,051
Other comprehensive income, net of taxes	—	—	—	—	147,149	$147,149
Purchase of treasury stock	(607)	—	(175,009)	—	—	$(175,009)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	106	7,383	(5,850)	—	—	$1,533
Stock received for payment of employee taxes on vesting of restricted stock	(51)	(7,023)	(14,745)	—	—	$(21,768)
Stock-based compensation expense	—	118,325	—	—	—	$118,325
Balance, June 30, 2025	272,490	$4,445,872	$(5,888,804)	$6,425,498	$23,972	$5,006,538

	Three Months Ended June 30, 2024
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, March 31, 2024	272,134	$3,331,547	$(4,840,181)	$5,184,027	$(107,797)	$3,567,596
Net income	—	—	—	229,520	—	$229,520
Other comprehensive loss, net of taxes	—	—	—	—	(1,380)	$(1,380)
Purchase of treasury stock	(423)	—	(125,004)	—	—	$(125,004)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	409	10,881	5,666	—	—	$16,547
Issuance of common stock in a business combination	1,741	501,824	—	—	—	$501,824
Stock received for payment of employee taxes on vesting of restricted stock	(41)	(3,344)	(12,436)	—	—	$(15,780)
Stock-based compensation expense	—	87,569	—	—	—	$87,569
Balance, June 30, 2024	273,820	$3,928,477	$(4,971,955)	$5,413,547	$(109,177)	$4,260,892

	Six Months Ended June 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578
Net income	—	—	—	433,630	—	$433,630
Other comprehensive income, net of taxes	—	—	—	—	214,420	$214,420
Purchase of treasury stock	(1,968)	—	(525,016)	—	—	$(525,016)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	806	74,603	3,719	—	—	$78,322
Stock received for payment of employee taxes on vesting of restricted stock	(199)	(36,406)	(57,928)	—	—	$(94,334)
Stock-based compensation expense	—	225,938	—	—	—	$225,938
Balance, June 30, 2025	272,490	$4,445,872	$(5,888,804)	$6,425,498	$23,972	$5,006,538

	Six Months Ended June 30, 2024
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2023	271,706	$3,166,964	$(4,604,323)	$4,936,384	$(94,754)	$3,404,271
Net income	—	—	—	477,163	—	$477,163
Other comprehensive loss, net of taxes	—	—	—	—	(14,423)	$(14,423)
Purchase of treasury stock	(848)	—	(250,010)	—	—	$(250,010)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,728	100,040	33,232	—	—	$133,272
Issuance of common stock in a business combination	1,741	501,824	—	—	—	$501,824
Stock received for payment of employee taxes on vesting of restricted stock	(507)	(16,049)	(150,854)	—	—	$(166,903)
Stock-based compensation expense	—	175,698	—	—	—	$175,698
Balance, June 30, 2024	273,820	$3,928,477	$(4,971,955)	$5,413,547	$(109,177)	$4,260,892

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash and cash equivalents at beginning of period	$2,644,030	$1,008,152
Cash flows from operating activities:
Net income	433,630	477,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,592	87,202
Stock-based compensation	225,938	175,698
Gain on divestitures and investments, net	(36,654)	(80,599)
Deferred income taxes	3,241	(9,506)
ROU asset amortization and change in operating lease liabilities	2,629	(1,410)
Other non-cash items	3,502	1,510
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(11,211)	(49,384)
Inventories	7,528	(15,978)
Prepaid expenses and other	(24,201)	(39,868)
Other assets	12,239	(38,967)
Accounts payable and accrued liabilities	115,603	(93,078)
Deferred revenue	21,824	(18,599)
Other long-term liabilities	3,964	15,013
Net cash provided by operating activities	864,624	409,197
Cash flows from investing activities:
Purchases of investments	(21,596)	(2,095)
Proceeds from the sale and maturity of investments	1,989	43,864
Proceeds from the sale of IP and other assets	11,500	—
Purchases of property, plant and equipment	(67,146)	(78,800)
Cash paid in business combinations, net of cash acquired	(122,146)	(720,821)
Net cash used for investing activities	(197,399)	(757,852)
Cash flows from financing activities:
Proceeds from issuance of debt	—	700,000
Payment of debt issuance costs	—	(944)
Proceeds from issuance of common stock	78,322	133,272
Stock received for payment of employee taxes on vesting of restricted stock	(94,334)	(166,903)
Payments for repurchases of common stock	(525,016)	(250,010)
Net cash provided by (used for) financing activities	(541,028)	415,415
Effect of exchange rate changes on cash and cash equivalents	52,535	(15,957)
Increase in cash and cash equivalents	178,732	50,803
Cash and cash equivalents at end of period	$2,822,762	$1,058,955

Supplemental cash flow information:
Cash paid for interest	$55,971	$21,282
Cash paid for income taxes, net	154,807	197,475

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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect all adjustments (which include only normal, recurring adjustments and those items discussed in these notes) that are, in the opinion of management, necessary to state fairly the results of operations, cash flows and financial position for the periods and dates presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or other periods. Certain prior period amounts have been reclassified to conform to the current period presentation. Management has evaluated subsequent events through the issuance date of the unaudited condensed consolidated financial statements.
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
Risks and Uncertainties
Because Cadence operates globally, its business is subject to the effects of economic downturns or recessions in the regions in which it does business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, changing interest rates, expanded trade control laws and regulations, imposition of new or higher tariffs and geopolitical conflicts.
Cadence has been impacted by the continued expansion of trade control laws and regulations, including certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security (“BIS”) “Entity List” and regulations governing the sale of certain technologies.
On May 23, 2025, BIS informed Cadence that a license was required for the export, re-export or in-country transfer of EDA software and technology classified under Export Control Classification Numbers (ECCNs) 3D991 and 3E991 on the Commerce Control List (“EDA Software and Technology”), when a party to the transaction is located in China or is a Chinese “military end user” wherever located. On July 2, 2025, BIS informed Cadence that the license requirements set forth in the May 23, 2025 letter from BIS were rescinded effective immediately. During this period, Cadence's revenue in China decreased primarily due to reduced deliveries of software offerings to the customers in China due to these license requirements. Cadence has since restored access to EDA Software and Technology for affected customers in accordance with these updated U.S. export regulations. The impact of these expanded trade control laws and regulations on Cadence’s condensed consolidated financial statements was not material
Recently Adopted Accounting Standards
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
The following table shows the percentage of revenue contributed by each of Cadence’s product categories for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Core EDA*	71%	73%	71%	74%
Semiconductor IP (“IP”)	13%	13%	13%	13%
System Design and Analysis	16%	14%	16%	13%
Total	100%	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2025 or June 30, 2024.
Recurring revenue includes revenue recognized over time from certain of Cadence’s software licensing arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Other recurring revenue includes revenue recognized at a point in time for certain short-term software arrangements that are typically renewed at least annually and revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products. Arrangements that require future decisions on the performance obligations to be delivered do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of hardware, individual IP licenses and certain software licenses with a term greater than one year.
The percentage of Cadence’s recurring and up-front revenue in any single fiscal period is primarily impacted by delivery of hardware and IP products to its customers.

The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue recognized over time	73%	85%	75%	86%
Other recurring revenue	5%	3%	5%	3%
Recurring revenue	78%	88%	80%	89%
Up-front revenue	22%	12%	20%	11%
Total revenue	100%	100%	100%	100%
Significant Judgments
Cadence’s contracts with customers often include promises to transfer to a customer multiple software and/or IP licenses and services, including professional services, technical support services, and rights to unspecified updates. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as the license of certain software and most of Cadence’s IP license arrangements, Cadence has concluded that the licenses and the related updates and technical support are distinct from each other. In others, such as Cadence’s time-based software arrangements, the licenses and certain services are not distinct from each other. These time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and Cadence has concluded that these promised goods and services are a single, combined performance obligation.
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
Cadence’s contract balances as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Contract assets	$83,599	$29,339
Deferred revenue	884,377	852,581
Cadence recognized revenue of $193.6 million and $583.7 million during the three and six months ended June 30, 2025, and $185.9 million and $510.3 million during the three and six months ended June 30, 2024, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were $6.4 billion as of June 30, 2025, which included $0.5 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of June 30, 2025, Cadence expected to recognize 53% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 43% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $15.1 million and $30.0 million during the three and six months ended June 30, 2025, and $15.1 million and $30.1 million during the three and six months ended June 30, 2024, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$359,103	$393,017
Unbilled accounts receivable	315,586	293,251
Long-term receivables	51,464	24,179
Total receivables	726,153	710,447
Less allowance for doubtful accounts	(4,523)	(5,808)
Total receivables, net	$721,630	$704,639

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of June 30, 2025, one customer accounted for approximately 10% of Cadence’s total receivables. As of December 31, 2024, one customer accounted for approximately 11% of Cadence’s total receivables.
NOTE 4. DEBT
Cadence’s outstanding debt was as follows:

	June 30, 2025			December 31, 2024
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2027 Notes	$500,000	$(2,645)	$497,355	$500,000	$(3,206)	$496,794
2029 Notes	1,000,000	(8,717)	991,283	1,000,000	(9,666)	990,334
2034 Notes	1,000,000	(10,493)	989,507	1,000,000	(10,945)	989,055
Total outstanding debt	$2,500,000	$(21,855)	$2,478,145	$2,500,000	$(23,817)	$2,476,183
Senior Notes
In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of June 30, 2025, the fair value of the 2027 Notes was $501.2 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of June 30, 2025, the fair value of the 2029 Notes was $1.0 billion.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “New Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of June 30, 2025, the fair value of the 2034 Notes was $988.8 million.
Cadence may redeem the New Senior Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase New Senior Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.
The indenture governing the New Senior Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of June 30, 2025, Cadence was in compliance with all covenants associated with the New Senior Notes.
Both the discount and issuance costs are being amortized to interest expense over the term of the New Senior Notes using the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears in March and September of each year. The New Senior Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.
Revolving Credit Facility
In August 2024, Cadence terminated its existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Cadence paid debt issuance costs of $1.3 million that were recorded to other assets in Cadence’s condensed consolidated balance sheet at the inception of the agreement. The debt issuance costs will be amortized to interest expense over the term of the 2024 Credit Facility. As of June 30, 2025, there were no outstanding borrowings under the 2024 Credit Facility.

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
The 2024 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2024 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of June 30, 2025, Cadence was in compliance with all covenants associated with the 2024 Credit Facility.
NOTE 5. ACQUISITION
Acquisition of VLAB Works
On May 29, 2025, Cadence acquired all of the outstanding equity of a holding company containing the VLAB Works business (“VLAB Works”). The aggregate purchase consideration for Cadence’s acquisition of VLAB Works, net of cash acquired of $5.2 million, was $122.1 million. The addition of VLAB Works’ technologies and talent is intended to accelerate Cadence’s Intelligent System Design™ strategy by enhancing system verification full flow, while strengthening its capabilities in virtual and hybrid pre-silicon software validation. In connection with the acquisition of VLAB Works, Cadence paid an additional, immaterial amount to a third-party escrow agent that will be released to a former VLAB Works shareholder, subject to continued employment with Cadence, through the fourth quarter of fiscal 2026. The release of these funds is subject to continuous service and other conditions and is accounted for over the required service period as post-acquisition compensation expense in Cadence’s consolidated income statements.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of VLAB Works based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$8,692
Goodwill	94,247
Acquired intangibles	27,700
Other long-term assets	1,495
Total assets acquired	132,134
Current liabilities	3,852
Long-term liabilities	898
Total liabilities assumed	4,750
Total purchase consideration	$127,384
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and is expected to be deductible for U.S. income tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of VLAB Works were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$18,300	6.0 years
Agreements and relationships	9,000	7.0 years
Tradenames, trademarks and patents	400	3.0 years
Total acquired intangibles with definite lives	$27,700	6.2 years
As of June 30, 2025, the allocation of purchase consideration to the acquired assets and assumed liabilities from VLAB Works was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities, primarily related to income taxes, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.

Pro Forma Financial Information
Cadence has not presented pro forma financial information for VLAB Works because the results of operations are not material to Cadence’s condensed consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s condensed consolidated income statements. During the three and six months ended June 30, 2025, transaction costs associated with acquisitions were $4.0 million and $6.0 million, respectively. During the three and six months ended June 30, 2024, transaction costs associated with acquisitions were $3.4 million and $12.3 million, respectively.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 30, 2025 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2024	$2,378,671
Goodwill resulting from acquisitions	94,247
Effect of foreign currency translation	126,880
Balance as of June 30, 2025	$2,599,798
Acquired Intangibles, Net
Acquired intangibles as of June 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$494,348	$(221,929)	$272,419
Agreements and relationships	421,048	(95,724)	325,324
Tradenames, trademarks and patents	30,838	(9,629)	21,209
Total acquired intangibles	$946,234	$(327,282)	$618,952
Acquired intangibles as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$465,453	$(199,126)	$266,327
Agreements and relationships	386,365	(78,605)	307,760
Tradenames, trademarks and patents	28,113	(7,466)	20,647
Total acquired intangibles	$879,931	$(285,197)	$594,734
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for the three and six months ended June 30, 2025 and June 30, 2024 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Cost of product and maintenance	$14,499	$13,488	$30,993	$24,836
Amortization of acquired intangibles	9,204	6,667	18,126	12,074
Total amortization of acquired intangibles	$23,703	$20,155	$49,119	$36,910

As of June 30, 2025, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2025 - remaining period	$49,183
2026	96,865
2027	93,603
2028	88,854
2029	74,093
2030	47,712
Thereafter	168,642
Total estimated amortization expense	$618,952
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended June 30, 2025 and June 30, 2024 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Cost of product and maintenance	$2,122	$1,352	$4,276	$2,632
Cost of services	2,449	1,721	4,915	3,350
Marketing and sales	22,857	16,000	44,528	33,836
Research and development	73,188	54,491	140,277	108,128
General and administrative	17,709	14,005	31,942	27,752
Total stock-based compensation expense	$118,325	$87,569	$225,938	$175,698
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $758.4 million as of June 30, 2025, which is expected to be recognized over a weighted average vesting period of 2.1 years.
NOTE 8. STOCK REPURCHASE PROGRAM
In May 2025, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1.5 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 30, 2025, $1.8 billion of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Shares repurchased	607	423	1,968	848
Total cost of repurchased shares	$175,009	$125,004	$525,016	$250,010

NOTE 9. OTHER INCOME, NET
Cadence’s other income, net, for the three and six months ended June 30, 2025 and June 30, 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Interest income	$25,978	$8,885	$52,200	$18,397
Gain on sale of IP and other assets	—	—	11,500	—
Gain on investments	38,445	25,205	25,154	80,599
Gain on securities in Non-Qualified Deferred Compensation (“NQDC”) trust	7,778	1,697	6,205	6,285
Loss on foreign exchange	(4,172)	(708)	(3,363)	(1,039)
Other expense, net	(271)	(340)	(648)	(724)
Total other income, net	$67,758	$34,739	$91,048	$103,518
For additional information relating to Cadence’s investment activity, see Note 11 in the notes to condensed consolidated financial statements.
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
The calculations for basic and diluted net income per share for the three and six months ended June 30, 2025 and June 30, 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands, except per share amounts)
Net income	$160,051	$229,520	$433,630	$477,163
Weighted average common shares used to calculate basic net income per share	271,294	270,912	271,633	270,259
Stock-based awards	1,605	2,608	1,631	3,273
Weighted average common shares used to calculate diluted net income per share	272,899	273,520	273,264	273,532
Net income per share - basic	$0.59	$0.85	$1.60	$1.77
Net income per share - diluted	$0.59	$0.84	$1.59	$1.74
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 30, 2025 and June 30, 2024 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Market-based awards	1,472	—	830	—
Options to purchase shares of common stock	206	229	220	144
Non-vested shares of restricted stock	22	3	106	6
Total potential common shares excluded	1,700	232	1,156	150

NOTE 11. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments are recorded to other income, net in Cadence’s condensed consolidated income statements. The carrying value of marketable equity investments was $117.7 million and $90.4 million as of June 30, 2025 and December 31, 2024, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $94.3 million and $97.5 million as of June 30, 2025 and December 31, 2024, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income, net in Cadence’s condensed consolidated income statements. For the three and six months ended June 30, 2025, Cadence recognized losses of $0.5 million and $2.0 million, respectively. For the three and six months ended June 30, 2024, Cadence recognized losses of $0.2 million and $0.6 million, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $36.5 million and $26.6 million as of June 30, 2025 and December 31, 2024, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.
The portion of gains and losses included in Cadence’s condensed consolidated income statements related to equity securities still held at the end of the period were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Net gains recognized on equity securities	$38,470	$25,351	$25,211	$80,749
Less: Net gains recognized on equity securities sold	—	—	—	(20,367)
Net gains recognized on equity securities still held	$38,470	$25,351	$25,211	$60,382
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its condensed consolidated balance sheets:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$60,127	$589	$(223)	$60,493
Total available-for-sale securities	$60,127	$589	$(223)	$60,493

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$50,604	$230	$(582)	$50,252
Total available-for-sale securities	$50,604	$230	$(582)	$50,252

Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $6.1 million and $6.0 million, respectively. The unrealized losses on these securities were not material.
As of June 30, 2025, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$1,678
Due after 1 year through 5 years	11,592
Due after 5 years through 10 years	22,187
Due after 10 years	25,036
Total	$60,493
As of June 30, 2025, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2025.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,938,685	$1,938,685	$—	$—
Marketable securities:
Marketable equity securities	117,701	117,701	—	—
Mortgage-backed and asset-backed securities	60,493	—	60,493	—
Securities held in NQDC trust	102,734	102,734	—	—
Foreign currency exchange contracts	15,411	—	15,411	—
Total Assets	$2,235,024	$2,159,120	$75,904	$—

As of June 30, 2025, Cadence did not have any financial liabilities requiring a recurring fair value measurement.

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,700,084	$1,700,084	$—	$—
Marketable securities:
Marketable equity securities	90,374	90,374	—	—
Mortgage-backed and asset-backed securities	50,252	—	50,252	—
Securities held in NQDC trust	96,450	96,450	—	—
Total Assets	$1,937,160	$1,886,908	$50,252	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$7,533	$—	$7,533	$—
Total Liabilities	$7,533	$—	$7,533	$—
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
Level 3 Measurements
During the six months ended June 30, 2025, Cadence acquired intangible assets of $27.7 million through its acquisition of VLAB Works. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
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
For agreements and relationships, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using a customer retention rate of 85%. The present value of operating cash flows from existing customers was determined using a discount rate of 10%.

NOTE 13. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of June 30, 2025 and December 31, 2024 were as follows:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Inventories:
Raw materials	$209,169	$243,244
Work-in-process	—	1,216
Finished goods	16,993	13,251
Inventories	$226,162	$257,711

Accounts payable and accrued liabilities:
Payroll and payroll-related accruals	$334,250	$335,232
Contingent liability	140,617	12,072
Trade accounts payable and other accrued operating liabilities	291,769	285,388
Accounts payable and accrued liabilities	$766,636	$632,692
NOTE 14. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, Cadence is involved in various disputes and litigation that arise in the ordinary course of business. These include disputes and legal proceedings related to intellectual property, indemnification obligations, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. Cadence is also subject from time to time to inquiries, investigations and regulatory proceedings involving governments and regulatory agencies in the jurisdictions in which Cadence operates, including the investigations by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce and the U.S. Department of Justice (“DOJ”) regarding certain historical sales by Cadence to customers in China. At least quarterly, Cadence reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on Cadence’s judgments using the best information available at the time. As additional information becomes available, Cadence reassesses the potential liability related to pending claims and legal proceedings and may revise estimates.
As previously disclosed, Cadence has been responding to subpoenas received from BIS in February 2021 and DOJ in November 2023 regarding sales and business activity in China. In December 2024, Cadence began discussions with BIS and DOJ regarding their preliminary findings and a potential resolution and recorded an estimated probable liability based on the facts and circumstances as of December 31, 2024. In June 2025, Cadence, BIS and DOJ started making substantial progress towards reaching a resolution. On July 27, 2025, Cadence reached a settlement with each of BIS and DOJ that resolved these matters.
The settlements relate to export violations that took place between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS.
As part of the settlements, Cadence has entered into a plea agreement with the DOJ pursuant to which Cadence has agreed to plead guilty to one count of conspiracy to commit export controls violations. The plea agreement is subject to court approval. In addition, Cadence has entered into an administrative settlement agreement with BIS. Both agreements include ongoing audit, compliance and other obligations. Under these agreements, Cadence has also agreed to pay BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during the fiscal quarter ending September 30, 2025. Cadence recorded a charge of $128.5 million in Loss related to contingent liability in its condensed consolidated income statement during the three months ended June 30, 2025. As of June 30, 2025, Cadence has accrued an aggregate of $140.6 million in accounts payable and accrued liabilities in its condensed consolidated balance sheet.

Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 30, 2025 or June 30, 2024.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during the three and six months ended June 30, 2025 or June 30, 2024.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
Accumulated other comprehensive income (loss) was comprised of the following as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Foreign currency translation gains (losses)	$34,305	$(178,611)
Changes in defined benefit plan liabilities	(4,053)	(4,447)
Unrealized losses on derivatives designated as hedging instruments	(6,646)	(7,038)
Unrealized gains (losses) on available-for-sale debt securities	366	(352)
Total accumulated other comprehensive income (loss)	$23,972	$(190,448)
For the three and six months ended June 30, 2025 and June 30, 2024, there were no significant amounts reclassified from accumulated other comprehensive income (loss) to net income.
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

For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 2 in the notes to condensed consolidated financial statements. The following table presents revenue, significant expenses and net income for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Revenue	$1,275,441	$1,060,681	$2,517,807	$2,069,784
Costs and Expenses:
Salary, benefits and other employee-related costs	521,608	463,363	1,064,265	939,250
Stock based compensation	118,325	87,569	225,938	175,698
Manufacturing costs	101,480	61,048	183,149	120,709
Facilities and other infrastructure costs	47,277	42,465	91,115	84,119
Depreciation and amortization	53,676	50,646	106,592	87,202
Professional services	37,684	38,761	70,143	77,675
Loss related to contingent liability(1)	128,545	—	128,545	—
Restructuring	47	(33)	(62)	247
Other segment items(2)	(16,778)	(2,868)	5,957	(44,069)
Interest income	(25,978)	(8,885)	(52,200)	(18,397)
Interest expense	28,948	12,905	58,066	21,597
Provision for income taxes	120,556	86,190	202,669	148,590
Net income	$160,051	$229,520	$433,630	$477,163
_____________
(1) For information regarding the loss related to a contingent liability, see Note 14 in the notes to condensed consolidated financial statements.
(2) Other segment items include direct costs for advertising, marketing events, travel, entertainment, bad debt and other operating expense categories that are not considered significant individually. It also includes non-operating expenses such as gains and losses on investments, foreign currency and other non-operating expenses that are not considered significant individually.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Americas:
United States	$591,265	$507,169	$1,160,232	$942,692
Other Americas	39,072	11,660	68,684	39,007
Total Americas	630,337	518,829	1,228,916	981,699
Asia:
China	120,717	127,809	260,098	245,038
Other Asia	238,225	197,928	478,737	406,459
Total Asia	358,942	325,737	738,835	651,497
Europe, Middle East and Africa (“EMEA”)	200,186	152,521	395,929	321,577
Japan	85,976	63,594	154,127	115,011
Total	$1,275,441	$1,060,681	$2,517,807	$2,069,784

The following table presents a summary of long-lived assets by geography as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Americas:
United States	$431,311	$412,339
Other Americas	10,774	7,437
Total Americas	442,085	419,776
Asia:
China	26,349	22,929
Other Asia	103,603	83,951
Total Asia	129,952	106,880
EMEA	77,587	73,551
Japan	3,854	4,183
Total	$653,478	$604,390
NOTE 17. SUBSEQUENT EVENT
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others implemented from fiscal 2026. Cadence is currently assessing the tax impact of the legislation on its condensed consolidated financial statements; however, it is expected to materially decrease Cadence's United States federal tax payments for the remainder of fiscal 2025. In accordance with U.S. GAAP, Cadence intends to recognize the fiscal 2025 tax effects of the OBBBA in its condensed consolidated financial statements for the fiscal quarter ending September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “Annual Report”). This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade controls, tariffs, conflicts around the world, volatility in foreign currency exchange rates, inflation and changes in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings, including our settlements with BIS and the DOJ and ongoing obligations; restructuring actions and associated charges and benefits; pending acquisitions, the accounting for acquisitions and integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report and this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our company” and "Cadence” mean Cadence Design Systems, Inc. and our subsidiaries, unless the context indicates or requires otherwise.
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
Our customers include semiconductor companies that design and manufacture semiconductor devices and systems companies that design and manufacture products containing many different types of semiconductors, which they either make themselves or buy from a semiconductor company. Semiconductors, also referred to as integrated circuits (“ICs”), or chips, are at the heart of almost every major industry. Semiconductors are the catalyst for innovation in many industries including automotive, aerospace, biotech, hyperscale and cloud computing, data centers, telecommunications, medical technology, industrial internet of things (“IIoT”), and AI. They are found in a wide variety of consumer products such as cell phones, automobiles, computers, home appliances, home security, drones, and home entertainment systems.
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
During the second quarter of fiscal 2024, we completed our acquisition of BETA CAE Systems International AG (“BETA CAE”), a system analysis platform provider of multi-domain, engineering simulation solutions. For the three and six months ended June 30, 2025, revenue associated with contracts assumed with our acquisition of BETA CAE was primarily classified as product and maintenance revenue in our System Design and Analysis product category, and cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our condensed consolidated income statements.
During the second quarter of fiscal 2025, we completed our acquisition of a holding company containing the VLAB Works business (“VLAB Works”). VLAB Works is a leader in virtual models for hardware verification and software development. For the three and six months ended June 30, 2025, revenue associated with contracts assumed with our acquisition of VLAB Works was primarily classified as product and maintenance revenue in our Core EDA product category, and cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our condensed consolidated income statements.
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
Trade control laws and regulations have expanded over the past several years, including through the imposition of certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security (“BIS”) “Entity List” and the issuance of new regulations governing the sale of certain technologies. Based on our current assessments, the impact of these expanded trade control laws and regulations on our business has been limited.
As previously reported, on May 23, 2025, BIS informed us that a license was required for the export, re-export or in-country transfer of EDA software and technology classified under Export Control Classification Numbers (ECCNs) 3D991 and 3E991 on the Commerce Control List (“EDA Software and Technology”), when a party to the transaction is located in China or is a Chinese “military end user” wherever located. On July 2, 2025, BIS informed us that the license requirements set forth in the May 23, 2025 letter from BIS were rescinded effective immediately. During this period, our revenue in China decreased primarily due to reduced deliveries of software offerings to our customers in China due to these license requirements. We have since restored access to EDA Software and Technology for affected customers in accordance with these updated U.S. export regulations.
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
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic and geopolitical conditions on our business, see the “Risk Factors” section in our Annual Report and this Quarterly Report. For additional information on the potential impact of foreign currency exchange rates and interest rates on our business, see the “Quantitative and Qualitative Disclosures About Market Risk” section of this Quarterly Report.

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
Results of Operations
Financial results for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, reflect the following:
•Growth in revenue from our hardware, software and IP offerings;
•Continued investment in research and development activities and technical sales support, including headcount from acquisitions;
•A loss related to a contingent liability; and
•Increased interest expense from our outstanding indebtedness.
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
Recurring revenue includes revenue recognized over time from certain of our software licensing arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Other recurring revenue includes revenue recognized at a point in time for certain short-term software arrangements that are typically renewed at least annually and revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products. Arrangements that require future decisions on the performance obligations to be delivered do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of our revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of hardware products, individual IP licenses and certain software licenses with a term greater than one year. The percentage of our recurring and up-front revenue and fluctuations in revenue within our geographies in any single fiscal period are primarily impacted by delivery of hardware and IP products to our customers.
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue recognized over time	73%	85%	75%	86%
Other recurring revenue	5%	3%	5%	3%
Recurring revenue	78%	88%	80%	89%
Up-front revenue	22%	12%	20%	11%
Total revenue	100%	100%	100%	100%
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

	Trailing Twelve Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Recurring revenue	80%	82%	84%	87%	88%
Up-front revenue	20%	18%	16%	13%	12%
Total	100%	100%	100%	100%	100%
Revenue by Period
The following table shows our revenue for the three months ended June 30, 2025 and June 30, 2024 and the change in revenue between periods:

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,170.5	$960.5	$210.0	22%
Services	104.9	100.2	4.7	5%
Total revenue	$1,275.4	$1,060.7	$214.7	20%

The following table shows our revenue for the six months ended June 30, 2025 and June 30, 2024 and the change in revenue between periods:

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$2,281.4	$1,873.9	$407.5	22%
Services	236.4	195.9	40.5	21%
Total revenue	$2,517.8	$2,069.8	$448.0	22%
Product and maintenance revenue increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to growth in revenue from our software, hardware and IP product offerings as a result of existing customers' continued investment in complex designs for their products.
Services revenue increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to increased revenue from our IP service offerings. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2025 or June 30, 2024.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories for the past five consecutive quarters:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Core EDA	71%	71%	68%	70%	73%
Semiconductor IP	13%	14%	13%	14%	13%
System Design and Analysis	16%	15%	19%	16%	14%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
United States	$591.2	$507.2	$84.0	17%
Other Americas	39.1	11.7	27.4	234%
China	120.7	127.8	(7.1)	(6)%
Other Asia	238.2	197.9	40.3	20%
Europe, Middle East and Africa (“EMEA”)	200.2	152.5	47.7	31%
Japan	86.0	63.6	22.4	35%
Total revenue	$1,275.4	$1,060.7	$214.7	20%

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
United States	$1,160.2	$942.7	$217.5	23%
Other Americas	68.7	39.0	29.7	76%
China	260.1	245.0	15.1	6%
Other Asia	478.8	406.5	72.3	18%
Europe, Middle East and Africa (“EMEA”)	395.9	321.6	74.3	23%
Japan	154.1	115.0	39.1	34%
Total revenue	$2,517.8	$2,069.8	$448.0	22%
During the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, demand for our hardware and software product offerings contributed to revenue growth in the United States, Other Americas, Other Asia and EMEA.
During the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, revenue in China decreased primarily due to decreased deliveries of software offerings to our customers in China resulting from the export license requirements temporarily imposed by BIS on EDA Software and Technology from May 23, 2025 to July 2, 2025.
During the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, revenue in China increased primarily due to demand for our hardware offerings, partially offset by decreased deliveries of software offerings to our customers in China due to the export license requirement temporarily imposed by BIS on EDA Software and Technology.
During the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, revenue growth in Japan was primarily driven by continued customer demand for our software product offerings.

Revenue by Geography as a Percent of Total Revenue:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
United States	46%	48%	46%	45%
Other Americas	3%	1%	3%	2%
China	9%	12%	10%	12%
Other Asia	19%	19%	19%	20%
EMEA	16%	14%	16%	15%
Japan	7%	6%	6%	6%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$139.3	$94.4	$44.9	48%
Cost of services	44.9	44.9	—	—%

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$256.0	$169.8	$86.2	51%
Cost of services	95.3	94.7	0.6	1%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$124.8	$80.9	$43.9	54%
Amortization of acquired intangibles	14.5	13.5	1.0	7%
Total cost of product and maintenance	$139.3	$94.4	$44.9	48%

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$225.0	$145.0	$80.0	55%
Amortization of acquired intangibles	31.0	24.8	6.2	25%
Total cost of product and maintenance	$256.0	$169.8	$86.2	51%
The changes in product and maintenance-related costs for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Hardware product costs	$36.9	$67.0
Salary, benefits and other employee-related costs	5.1	9.4
Other items	1.9	3.6
Total change in product and maintenance-related costs	$43.9	$80.0
Costs associated with our hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of hardware products higher, as a percentage of revenue, than our cost of software and IP products. Hardware product costs increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to increased installations of our hardware products.
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
Our operating expenses for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$200.6	$186.7	$13.9	7%
Research and development	442.1	370.7	71.4	19%
General and administrative	69.0	63.4	5.6	9%
Total operating expenses	$711.7	$620.8	$90.9	15%

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$403.3	$367.3	$36.0	10%
Research and development	881.2	749.7	131.5	18%
General and administrative	132.1	132.2	(0.1)	—%
Total operating expenses	$1,416.6	$1,249.2	$167.4	13%
Our operating expenses, as a percentage of total revenue, for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Marketing and sales	16%	18%	16%	18%
Research and development	34%	35%	35%	36%
General and administrative	5%	6%	5%	6%
Total operating expenses	55%	59%	56%	60%
Marketing and Sales
The increase in marketing and sales expense for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$8.1	$23.2
Stock-based compensation	6.9	10.7
Other items	(1.1)	2.1
Total change in marketing and sales expense	$13.9	$36.0
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.
Research and Development
The increase in research and development expense for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$43.3	$86.5
Stock-based compensation	18.7	32.1
Facilities and other infrastructure costs	4.7	8.9
Other items	4.7	4.0
Total change in research and development expense	$71.4	$131.5

Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions. Facilities and other infrastructure costs included in research and development expense increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The changes in general and administrative expense for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$5.2	$7.1
Stock-based compensation	3.7	4.2
Professional services	(3.0)	(9.5)
Other items	(0.3)	(1.9)
Total change in general and administrative expense	$5.6	$(0.1)
Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to additional headcount from acquisitions.
Professional services decreased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to decreased legal and consulting services associated with acquisition-related activities.
Loss Related to Contingent Liability
During the three and six months ended June 30, 2025, we recognized a loss related to a contingent liability. For additional information relating to this matter, see Note 14 in the notes to condensed consolidated financial statements.
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
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating margin	19%	28%	24%	26%
Our operating margin may vary from period to period depending on the mix of products and services sold during each period. During the three and six months ended June 30, 2025, our operating margin decreased, as compared to the three months ended June 30, 2024, primarily due to the recognized loss from a contingent liability. For additional information about the recognized loss, see Note 14 in the notes to condensed consolidated financial statements.

Interest Expense

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In millions)
Contractual cash interest expense:
Senior Notes	$27.7	$3.8	$55.4	$7.6
Term Loans	—	8.7	—	13.4
Revolving Credit Facility	0.2	0.4	0.5	0.4
Amortization of debt discount and debt issuance costs:
Senior Notes	1.0	0.2	2.0	0.4
Term Loans	—	0.1	—	0.1
Revolving Credit Facility	0.1	—	0.2	—
Other	(0.1)	(0.3)	—	(0.3)
Total interest expense	$28.9	$12.9	$58.1	$21.6
As of June 30, 2024, our indebtedness was comprised of $350.0 million aggregate principal amount of senior notes that were due October 15, 2024 (the “2024 Notes”), a $300.0 million three-year senior non-amortizing term loan facility that was due on September 7, 2025 (the “2025 Term Loan”) and a $700.0 million two-year senior non-amortizing term loan facility due on May 30, 2026 (the “2026 Term Loan”).
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
In September 2024, we used a portion of the net proceeds from the New Senior Notes to fully prepay the outstanding principal and accrued interest of both the 2025 Term Loan and the 2026 Term Loan. In October 2024, we settled the outstanding principal of $350.0 million and accrued interest on the 2024 Notes.
Interest expense increased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to the increased level of debt on our condensed consolidated balance sheet as of June 30, 2025, as compared to June 30, 2024. For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses.
Other income, net increased during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to increased interest earned on cash and cash equivalents and a net increase of gains from our investments in equity securities of publicly held companies. Other income, net decreased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a net decrease of gains from our investments in equity securities of publicly held companies, partially offset by an increase in interest earned on cash and cash equivalents.
For additional information about other income, net, see Note 9 in the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
			(In millions, except percentages)
Provision for income taxes	$120.6	$86.2	$202.7	$148.6
Effective tax rate	43.0%	27.3%	31.9%	23.7%
Our provision for income taxes for the three and six months ended June 30, 2025 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2025 income. We also recognized tax benefits of $2.8 million and $21.4 million related to stock-based compensation that vested or was exercised during the respective periods. The increase in our provision for income taxes during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily attributable to an increase in our earnings and nondeductible expenses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others effective from fiscal 2026. We intend to recognize the fiscal 2025 tax effects of the OBBBA in our provision for income taxes for the period ending September 30, 2025. We are currently assessing the tax impact of the legislation; however, we do not currently expect the OBBBA to materially impact our fiscal 2025 effective tax rate.
In 2021, the Organisation for Economic Co-operation and Development ("OECD") announced Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a global minimum tax rate of 15%. The currently enacted Pillar Two Model Rules did not have a material impact to our provision for income taxes for the three and six months ended June 30, 2025.
Our provision for income taxes for the three and six months ended June 30, 2024 was primarily attributable to federal, state and foreign income taxes on our then anticipated fiscal 2024 income. We also recognized tax benefits of $5.4 million and $28.2 million related to stock-based compensation that vested or was exercised during the respective periods.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates relative to earnings in countries where we have higher statutory tax rates. We currently expect that our fiscal 2025 effective tax rate will be approximately 28%. We expect that our quarterly effective tax rates will vary from our fiscal 2025 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors,” in our Annual Report.
Liquidity and Capital Resources

	As of
	June 30, 2025	December 31, 2024	Change
	(In millions)
Cash and cash equivalents	$2,822.8	$2,644.0	$178.8
Net working capital	2,726.0	2,646.0	80.0
Cash and Cash Equivalents
As of June 30, 2025, our principal sources of liquidity consisted of $2,822.8 million of cash and cash equivalents as compared to $2,644.0 million as of December 31, 2024.
Our primary sources of cash and cash equivalents during the six months ended June 30, 2025 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.

Our primary uses of cash and cash equivalents during the six months ended June 30, 2025 were payments related to repurchases of our common stock, business combinations, payment of employee taxes on vesting of restricted stock, purchases of property, plant and equipment and purchases of investments.
Approximately 37% of our cash and cash equivalents was held by our foreign subsidiaries as of June 30, 2025. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities.
Cash Flows from Operating Activities
Cash flows provided by operating activities during the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	(In millions)
Cash provided by operating activities	$864.6	$409.2	$455.4
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to increased business levels, the timing of cash receipts from customers and the timing of cash disbursements for operating assets and liabilities.
Cash Flows Used for Investing Activities
Cash flows used for investing activities during the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	(In millions)
Cash used for investing activities	$(197.4)	$(757.9)	$560.5
Cash used for investing activities decreased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a decrease in payments for business combinations and purchases of property, plant and equipment, partially offset by an increase in purchases of investments. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
Cash Flows From (Used for) Financing Activities
Cash flows from (used for) financing activities during the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
	(In millions)
Cash provided by (used for) financing activities	$(541.0)	$415.4	$(956.4)
Cash flows from financing activities decreased during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a decrease in proceeds from the issuance of debt, an increase in repurchases of common stock and decreased proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period. These factors were partially offset by a decrease in payments of employee taxes on vesting of restricted stock.

Other Factors Affecting Liquidity and Capital Resources
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “New Senior Notes”). Interest on the New Senior Notes is payable semi-annually in arrears in March and September of each year. As of June 30, 2025, we were in compliance with all covenants associated with the New Senior Notes.
Revolving Credit Facility
In August 2024, we terminated our existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2024 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of June 30, 2025, there were no borrowings outstanding under the 2024 Credit Facility, and we were in compliance with all covenants associated with such credit facility.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program. In May 2025, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.5 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of June 30, 2025, $1.8 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Cash Payments for Income Taxes
On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA included the restoration of the immediate expensing of United States research and development costs starting in fiscal 2025. We currently estimate that the legislation will decrease our remaining fiscal 2025 cash tax payments by approximately $140 million.
Settlement Payments
As part of our settlements with BIS and the DOJ described in Note 14 in the notes to condensed consolidated financial statements and elsewhere in this Quarterly Report, we have agreed to pay BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during the fiscal quarter ending September 30, 2025.
Other Liquidity Requirements
During the six months ended June 30, 2025, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
The following table provides information about our foreign currency forward exchange contracts as of June 30, 2025. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2025.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$299.4	0.88
British pound	100.0	0.75
Japanese yen	95.6	143.58
Israeli shekel	90.4	3.50
Swedish krona	76.7	9.54
Canadian dollar	54.6	1.38
Indian rupee	37.8	86.36
Chinese renminbi	29.7	7.16
Taiwan dollar	22.6	29.06
Swiss franc	16.8	0.82
South Korean won	6.0	1,386.69
Singapore dollar	3.2	1.28
Polish zloty	2.7	3.77
Total	$835.5
Estimated fair value	$15.4
As of December 31, 2024, our foreign currency exchange contracts had an aggregate principal amount of $927.6 million, and an estimated fair value of $(7.5) million.
We have performed sensitivity analyses as of June 30, 2025 and December 31, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $15.5 million and an increase of $18.3 million as of June 30, 2025 and December 31, 2024, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $19.4 million and a decrease of $12.7 million as of June 30, 2025 and December 31, 2024, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2024 Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of June 30, 2025.
Our investments in debt securities had a fair value of $60.5 million and $50.3 million as of June 30, 2025 and December 31, 2024, respectively, that may decline in value if market interest rates rise. As of June 30, 2025 and December 31, 2024, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by $2.5 million and $2.0 million, respectively.
Interest rates under our 2024 Credit Facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain an outstanding balance. As of June 30, 2025, there were no borrowings outstanding under our 2024 Credit Facility.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.
Based on their evaluation as of June 30, 2025, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding pending legal proceedings, related matters and associated risks, see Note 14 in the notes to condensed consolidated financial statements under Part I, Item 1 in this Quarterly Report and the “Risk Factors” section in our Annual Report and this Quarterly Report.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” sections in our Annual Report and this Quarterly Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. We have updated below one of the risk factors in our Annual Report. The risks described in our Annual Report and subsequent Quarterly Reports do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
We are subject to governmental export and import controls that subject us to liability and impair our ability to compete in global markets as well as a variety of other laws and regulations.
We must comply with the import and export restrictions and regulations and economic sanctions laws of the United States and of certain other countries in selling, providing or shipping our products and transferring our technology outside the United States, to foreign nationals (including foreign nationals within the United States) or across borders. Changes in our products or services, or changes in and continued expansion of these laws and regulations, including new or increased tariffs, trade protection measures, sanctions, trade embargoes and other trade barriers, may create delays in the introduction of our products or services into international markets and prevent our customers from deploying our products or services. In some cases, such changes have prevented and may further prevent the export or import of our products or services to certain countries, governments or persons altogether, or may result in increased costs for us, which could reduce our competitiveness, or for our customers, which could affect their purchasing behaviors. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets would likely harm our business, operating results and financial condition.
For example, BIS maintains and frequently adds entities to the “Entity List,” which limits our ability to deliver products and services to these entities, some of which are our customers. When customers are on the Entity List or are subject to new or expanded trade restrictions, it has a negative effect on our ability to sell products and provide services to these customers. In fact, as previously disclosed, on May 23, 2025, BIS informed us that a license was required for the export, re-export or in-country transfer of EDA Software and Technology when a party to the transaction is located in China or is a Chinese "military end user" wherever located. On July 2, 2025, BIS informed us that the license requirements set forth in the May 23, 2025 letter from BIS were rescinded effective immediately. While we have since restored access to EDA Software and Technology for affected customers in accordance with these updated U.S. export regulations, the temporary license requirements negatively impacted our revenue in China during this period. In addition, the issuance of new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rule, the foreign-direct product rules, or any other rule that prevents a class of commodities, software or technology from export to any specific country or countries without a license, could increase our costs or expenses.
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
We cannot predict whether or when any additional changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer, technology, country or region or the long-term effects on our business or our customers’ businesses. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that certain restrictions, even if not directly applicable to us, may impact our customers' products which may have an adverse effect on demand for our products, or that a country-specific export control may limit or prevent our employees who are nationals of the restricted country from performing their duties unless a license can be obtained. Additionally, our business may also be impacted by other trade restrictions that may be imposed by the United States, China or other countries. For example, the United States and other global actors have imposed economic sanctions on Russia and other entities and individuals as a result of the Russian invasion of Ukraine and conflicts in the Middle East. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and could continue to trigger retaliatory actions by affected countries.

Failure to obtain import, export or re-export licenses or permits when required or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. In addition, if our customers sell our products to any entity on the Entity List without our knowledge or authorization, we may be held liable for such sales. Although we have implemented risk-based policies and procedures that are reasonably designed to comply with all applicable trade restrictions, we and governmental authorities have had and may in the future have reason to inquire into particular transactions.
Specifically, in February 2021, we received an administrative subpoena from BIS requesting the production of records in connection with certain sales to our customers in China. In November 2023, we received a related subpoena from the U.S. Department of Justice (“DOJ”) that also requested information regarding our business activity in China. In December 2024, we began discussions with BIS and DOJ regarding preliminary findings of their investigations and a potential resolution of this matter. In June 2025, Cadence, BIS and DOJ started making substantial progress toward reaching a resolution. On July 27, 2025, Cadence reached a settlement with each of BIS and DOJ that resolve these matters.
The settlements relate to export violations that took place between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS. As part of the settlements, we have entered into a plea agreement with the DOJ pursuant to which we have agreed to plead guilty to one count of conspiracy to commit export controls violations. The plea agreement has a three-year probationary term and includes obligations to implement additional export compliance programs and policies, including ongoing reporting and certification requirements and risk assessments, as well as obligations to cooperate in any ongoing or future investigations. The plea agreement is subject to court approval, and there are no assurances that the court will approve it.
In addition, we have entered into an administrative settlement agreement with BIS. Obligations under the administrative settlement agreement include two internal annual audits of our export compliance programs. Compliance with the administrative settlement agreement is a condition to our continued ability to export products.
Under the agreements, we have also agreed to pay BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during the fiscal quarter ending September 30, 2025.
Failure to comply with the terms of the plea agreement, the administrative settlement agreement or our probation could result in further criminal, civil, or administrative proceedings or denial of export privileges. Such failure or any resulting further government action could materially and adversely affect our business, operating results, reputation and financial condition. Further, our ongoing obligations under these agreements will generally apply to any new business entities we acquire, which could limit our ability to acquire new businesses that may be strategically important to us, and our continued acquisition and integration of other businesses could increase our risk of a violation. Our ongoing obligations under these agreements will also generally apply to any purchaser of our company or our material business operations, which could deter a potential acquisition of our company. In addition, political, media or other scrutiny surrounding these matters or their outcome could cause significant expense and reputational harm and distract senior executives from managing normal day-to-day operations. Entry into the settlements, including the plea agreement and the administrative settlement agreement, exposes us and our directors, officers and employees to further inquiries or other actions by other governmental authorities, including in China, which could materially and adversely affect our ability to operate and do business in China. We could also face challenges in our future business dealings with government agencies, including the potential for debarment from U.S. government contracts. Any of the foregoing could further materially and adversely affect our business, operating results, reputation and financial condition.
The laws and policies of the United States and other countries in this area are evolving and changing, and we have experienced and may continue to experience challenges in complying with new rules as they become effective. The application and interpretation of these laws and policies can also be uncertain and change over time, and we may need to adjust our policies and procedures accordingly. In addition to the matters described above, any further failure or alleged failure to comply with these laws and policies could have negative consequences, including significant legal costs, government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our business, operating results, reputation and financial condition.
In addition to export control laws, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, anti-bribery, tax, corporate governance, financial and other disclosures, competition, antitrust, data privacy, data protection and employment. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly, and changes to these laws, or their interpretations, may require us to make significant changes to our business operations that may adversely affect our business overall. The policies and procedures we have implemented to assist our compliance with these laws and regulations do not provide complete assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our business, operating results, reputation and financial condition. For more information about the import and export restrictions and regulations that we may be subject to, see “Governmental Regulations—Trade” under Item 1 of Part I of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We are authorized to repurchase shares of our common stock under a publicly announced program that was most recently increased by our Board of Directors on May 8, 2025. Pursuant to this authorization, we may repurchase shares from time to time through open market repurchases, in privately negotiated transactions or by other means, including accelerated share repurchase transactions or other structured repurchase transactions, block trades or pursuant to trading plans intended to comply with Rule 10b5-1 of the Exchange Act. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum amount of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice.
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 1, 2025 - April 30, 2025	245,398	$260.61	221,577	$419
May 1, 2025 - May 31, 2025	213,864	$310.47	193,286	$1,859
June 1, 2025 - June 30, 2025	198,799	$298.77	192,138	$1,802
Total	658,061	$288.34	607,001
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
(3)Our publicly announced share repurchase program was originally announced on February 1, 2017 and most recently increased by an additional $1.5 billion on May 8, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
John M. Wall, Senior Vice President and Chief Financial Officer	Adoption	5/6/2025	X	Up to 61,805	12/31/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Includes up to 1,000 shares subject to Performance Stock Awards previously granted to Mr. Wall subject to vesting and release to Mr. Wall on March 17, 2026 upon the satisfaction of the applicable total shareholder return hurdles and relative total shareholder return threshold. The actual number of shares that will vest in connection with these awards is not yet determinable. In addition, the actual number of shares that will be released to Mr. Wall in connection with these awards and may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
3.1		The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2024.	8-K	000-15867	3.1	5/6/2024

3.2		The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.1	11/3/2023

10.1	*	Form of Incentive Stock Award Agreement for Non-Executives and Consultants under the Registrant's Omnibus Equity Incentive Plan.					X

10.2	*	Form of Restricted Stock Unit Agreement for Non-Executives and Consultants under the Registrant’s Omnibus Equity Incentive Plan.					X

10.3	*	Plea Agreement, dated July 27, 2025, by and among the Registrant, the U.S. Department of Justice and the U.S. Attorney's Office for the Northern District of California.					X

10.4	*	Settlement Agreement, dated July 27, 2025, by and between the Registrant and the Bureau of Industry and Security, U.S. Department of Commerce.					X

31.1	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.2	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).	X
___________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 29, 2025	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	July 29, 2025	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer