Form 10-Q
period 2025-09-30
CADENCE DESIGN SYSTEMS INC
filed 2025-10-29
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 30, 2025, approximately 272,201,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,753,246	$2,644,030
Receivables, net	755,265	680,460
Inventories	286,193	257,711
Prepaid expenses and other	492,336	433,878
Total current assets	4,287,040	4,016,079
Property, plant and equipment, net	494,701	458,200
Goodwill	2,644,910	2,378,671
Acquired intangibles, net	672,508	594,734
Deferred taxes	892,568	982,057
Other assets	607,544	544,741
Total assets	$9,599,271	$8,974,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$631,273	$632,692
Current portion of deferred revenue	775,284	737,413
Total current liabilities	1,406,557	1,370,105
Long-term liabilities:
Long-term portion of deferred revenue	130,060	115,168
Long-term debt	2,479,142	2,476,183
Other long-term liabilities	384,510	339,448
Total long-term liabilities	2,993,712	2,930,799
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock and capital in excess of par value	4,605,230	4,181,737
Treasury stock, at cost	(6,126,147)	(5,309,579)
Retained earnings	6,712,620	5,991,868
Accumulated other comprehensive income (loss)	7,299	(190,448)
Total stockholders’ equity	5,199,002	4,673,578
Total liabilities and stockholders’ equity	$9,599,271	$8,974,482

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Product and maintenance	$1,207,703	$1,100,380	$3,489,063	$2,974,222
Services	131,135	115,119	367,582	311,061
Total revenue	1,338,838	1,215,499	3,856,645	3,285,283
Costs and expenses:
Cost of product and maintenance	118,702	109,593	374,672	279,351
Cost of services	63,493	53,451	158,823	148,160
Marketing and sales	192,560	189,763	595,855	557,077
Research and development	423,031	407,369	1,304,190	1,157,067
General and administrative	78,035	71,581	210,162	203,733
Amortization of acquired intangibles	10,233	9,148	28,359	21,222
Loss related to contingent liability (Note 16)	—	—	128,545	—
Restructuring	27,394	24,538	27,332	24,785
Total costs and expenses	913,448	865,443	2,827,938	2,391,395
Income from operations	425,390	350,056	1,028,707	893,888
Interest expense	(29,035)	(24,495)	(87,101)	(46,092)
Other income (expense), net	(3,572)	7,853	87,476	111,371
Income before provision for income taxes	392,783	333,414	1,029,082	959,167
Provision for income taxes	105,661	95,303	308,330	243,893
Net income	$287,122	$238,111	$720,752	$715,274
Net income per share – basic	$1.06	$0.87	$2.65	$2.64
Net income per share – diluted	$1.05	$0.87	$2.64	$2.61
Weighted average common shares outstanding – basic	271,152	272,244	271,471	270,925
Weighted average common shares outstanding – diluted	273,798	273,958	273,440	273,679

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$287,122	$238,111	$720,752	$715,274
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(17,562)	101,297	195,355	87,330
Changes in defined benefit plan liabilities	560	(92)	953	31
Unrealized losses on derivatives designated as hedging instruments	—	(7,131)	—	(7,131)
Reclassification of losses on derivatives designated as hedging instruments	200	—	592	—
Unrealized gains on available-for-sale debt securities	129	1,154	847	575
Total other comprehensive income (loss), net of tax effects	(16,673)	95,228	197,747	80,805
Comprehensive income	$270,449	$333,339	$918,499	$796,079

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income	Total
Balance, June 30, 2025	272,490	$4,445,872	$(5,888,804)	$6,425,498	$23,972	$5,006,538
Net income	—	—	—	287,122	—	$287,122
Other comprehensive loss, net of taxes	—	—	—	—	(16,673)	$(16,673)
Purchase of treasury stock	(584)	—	(200,009)	—	—	$(200,009)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	414	55,881	3,866	—	—	$59,747
Stock received for payment of employee taxes on vesting of restricted stock	(119)	(12,596)	(41,200)	—	—	$(53,796)
Stock-based compensation expense	—	116,073	—	—	—	$116,073
Balance, September 30, 2025	272,201	$4,605,230	$(6,126,147)	$6,712,620	$7,299	$5,199,002

	Three Months Ended September 30, 2024
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, June 30, 2024	273,820	$3,928,477	$(4,971,955)	$5,413,547	$(109,177)	$4,260,892
Net income	—	—	—	238,111	—	$238,111
Other comprehensive income, net of taxes	—	—	—	—	95,228	$95,228
Purchase of treasury stock	(563)	—	(150,008)	—	—	$(150,008)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,145	41,736	18,925	—	—	$60,661
Stock received for payment of employee taxes on vesting of restricted stock	(139)	(11,640)	(38,919)	—	—	$(50,559)
Stock-based compensation expense	—	109,013	—	—	—	$109,013
Balance, September 30, 2024	274,263	$4,067,586	$(5,141,957)	$5,651,658	$(13,949)	$4,563,338

	Nine Months Ended September 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578
Net income	—	—	—	720,752	—	$720,752
Other comprehensive income, net of taxes	—	—	—	—	197,747	$197,747
Purchase of treasury stock	(2,552)	—	(725,025)	—	—	$(725,025)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,221	130,484	7,585	—	—	$138,069
Stock received for payment of employee taxes on vesting of restricted stock	(319)	(49,002)	(99,128)	—	—	$(148,130)
Stock-based compensation expense	—	342,011	—	—	—	$342,011
Balance, September 30, 2025	272,201	$4,605,230	$(6,126,147)	$6,712,620	$7,299	$5,199,002

	Nine Months Ended September 30, 2024
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2023	271,706	$3,166,964	$(4,604,323)	$4,936,384	$(94,754)	$3,404,271
Net income	—	—	—	715,274	—	$715,274
Other comprehensive income, net of taxes	—	—	—	—	80,805	$80,805
Purchase of treasury stock	(1,411)	—	(400,018)	—	—	$(400,018)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,873	141,777	52,156	—	—	$193,933
Issuance of common stock in a business combination	1,741	501,824	—	—	—	$501,824
Stock received for payment of employee taxes on vesting of restricted stock	(646)	(27,690)	(189,772)	—	—	$(217,462)
Stock-based compensation expense	—	284,711	—	—	—	$284,711
Balance, September 30, 2024	274,263	$4,067,586	$(5,141,957)	$5,651,658	$(13,949)	$4,563,338

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash and cash equivalents at beginning of period	$2,644,030	$1,008,152
Cash flows from operating activities:
Net income	720,752	715,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,269	142,252
Stock-based compensation	342,011	284,711
Gain on divestitures and investments, net	(22,135)	(64,458)
Deferred income taxes	89,756	(5,082)
ROU asset amortization and change in operating lease liabilities	1,702	(1,100)
Other non-cash items	4,713	3,814
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(90,666)	(44,766)
Inventories	(60,858)	(139,179)
Prepaid expenses and other	(14,834)	(114,785)
Other assets	5,811	(8,759)
Accounts payable and accrued liabilities	(23,237)	21,858
Deferred revenue	44,456	6,680
Other long-term liabilities	14,546	22,732
Net cash provided by operating activities	1,175,286	819,192
Cash flows from investing activities:
Purchases of investments	(35,182)	(2,095)
Proceeds from the sale and maturity of investments	3,493	45,656
Proceeds from the sale of IP and other assets	11,500	—
Purchases of property, plant and equipment	(100,830)	(105,340)
Cash paid in business combinations, net of cash acquired	(250,695)	(735,327)
Net cash used for investing activities	(371,714)	(797,106)
Cash flows from financing activities:
Proceeds from issuance of debt	—	3,196,595
Payments of debt	—	(1,000,000)
Payments of debt issuance costs	—	(22,669)
Proceeds from issuance of common stock	138,069	193,933
Stock received for payment of employee taxes on vesting of restricted stock	(148,130)	(217,462)
Payments for repurchases of common stock	(725,025)	(400,018)
Net cash provided by (used for) financing activities	(735,086)	1,750,379
Effect of exchange rate changes on cash and cash equivalents	40,730	5,423
Increase in cash and cash equivalents	109,216	1,777,888
Cash and cash equivalents at end of period	$2,753,246	$2,786,040

Supplemental cash flow information:
Cash paid for interest	$111,711	$35,323
Cash paid for income taxes, net	198,770	296,117

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
On May 23, 2025, BIS informed Cadence that a license was required for the export, re-export or in-country transfer of EDA software and technology classified under Export Control Classification Numbers (ECCNs) 3D991 and 3E991 on the Commerce Control List (“EDA Software and Technology”), when a party to the transaction is located in China or is a Chinese “military end user” wherever located. On July 2, 2025, BIS informed Cadence that the license requirements set forth in the May 23, 2025 letter from BIS were rescinded effective immediately. During this period, Cadence's revenue in China decreased primarily due to reduced deliveries of software offerings to the customers in China due to these license requirements. Cadence has since restored access to EDA Software and Technology for affected customers in accordance with these updated U.S. export regulations. The impact of these expanded trade control laws and regulations on Cadence’s condensed consolidated financial statements was not material.
As previously disclosed, on July 27, 2025, Cadence reached a settlement with each of BIS and the U.S. Department of Justice (the “DOJ”) that resolved matters relating to export violations that took place between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS. Under the settlement agreements, Cadence paid BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million, during the three months ended September 30, 2025. These settlement agreements also include ongoing audit, compliance and other obligations.

Recently Adopted Accounting Standards
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” intended to improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures for significant segment expenses. Cadence adopted this ASU retrospectively during fiscal 2024 for its Annual Report. For interim disclosures required by this ASU, see Note 18 in the notes to condensed consolidated financial statements.
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
Income Statement - Expense Disaggregation Disclosure
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires additional disclosure of certain costs and expenses in the notes to the financial statements. The updated standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted and will be applied prospectively with the option for retrospective application. Cadence is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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
The following table shows the percentage of revenue contributed by each of Cadence’s product categories for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Core EDA*	71%	70%	71%	73%
Semiconductor IP (“IP”)	14%	14%	14%	13%
System Design and Analysis	15%	16%	15%	14%
Total	100%	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2025 or September 30, 2024.

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
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue recognized over time	78%	79%	76%	83%
Other recurring revenue	4%	4%	5%	4%
Recurring revenue	82%	83%	81%	87%
Up-front revenue	18%	17%	19%	13%
Total revenue	100%	100%	100%	100%
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
Cadence’s contract balances as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Contract assets	$91,119	$29,339
Deferred revenue	905,344	852,581
Cadence recognized revenue of $102.5 million and $686.2 million during the three and nine months ended September 30, 2025, and $106.1 million and $616.4 million during the three and nine months ended September 30, 2024, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were $7.0 billion as of September 30, 2025, which included $0.4 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of September 30, 2025, Cadence expected to recognize 52% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 44% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $22.7 million and $52.7 million during the three and nine months ended September 30, 2025, and $20.1 million and $50.2 million during the three and nine months ended September 30, 2024, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.

NOTE 3. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$383,797	$393,017
Unbilled accounts receivable	375,678	293,251
Long-term receivables	45,670	24,179
Total receivables	805,145	710,447
Less allowance for doubtful accounts	(4,210)	(5,808)
Total receivables, net	$800,935	$704,639
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of September 30, 2025, no single customer accounted for 10% or more of Cadence’s total receivables. As of December 31, 2024, one customer accounted for approximately 11% of Cadence’s total receivables.
NOTE 4. DEBT
Cadence’s outstanding debt was as follows:

	September 30, 2025			December 31, 2024
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2027 Notes	$500,000	$(2,360)	$497,640	$500,000	$(3,206)	$496,794
2029 Notes	1,000,000	(8,234)	991,766	1,000,000	(9,666)	990,334
2034 Notes	1,000,000	(10,264)	989,736	1,000,000	(10,945)	989,055
Total outstanding debt	$2,500,000	$(20,858)	$2,479,142	$2,500,000	$(23,817)	$2,476,183
Senior Notes
In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of September 30, 2025, the fair value of the 2027 Notes was $502.4 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of September 30, 2025, the fair value of the 2029 Notes was $1.0 billion.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “New Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of September 30, 2025, the fair value of the 2034 Notes was $1.0 billion.
Cadence may redeem the New Senior Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase New Senior Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.
The indenture governing the New Senior Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of September 30, 2025, Cadence was in compliance with all covenants associated with the New Senior Notes.

Both the discount and issuance costs are being amortized to interest expense over the term of the New Senior Notes using the effective interest method. Interest on the New Senior Notes is payable semi-annually in arrears in March and September of each year. The New Senior Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.
Revolving Credit Facility
In August 2024, Cadence terminated its existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Cadence paid debt issuance costs of $1.3 million that were recorded to other assets in Cadence’s condensed consolidated balance sheet at the inception of the agreement. The debt issuance costs will be amortized to interest expense over the term of the 2024 Credit Facility. As of September 30, 2025, there were no outstanding borrowings under the 2024 Credit Facility.
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
The 2024 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2024 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of September 30, 2025, Cadence was in compliance with all covenants associated with the 2024 Credit Facility.
NOTE 5. ACQUISITIONS
Pending Acquisition of Hexagon Design and Engineering Business
On September 4, 2025, Cadence entered into a definitive agreement (the “purchase agreement”) with Hexagon Smart Solutions AB (“Hexagon”) to acquire Hexagon’s design and engineering business. This acquisition is expected to accelerate Cadence’s Intelligent System Design™ strategy by expanding its System Design & Analysis portfolio, building upon Cadence’s acquisition of BETA CAE in fiscal 2024.
Under the terms of the purchase agreement, Cadence will pay Hexagon aggregate consideration of approximately €2.70 billion. Approximately €1.89 billion of the aggregate consideration will be paid in the form of cash, subject to customary purchase price adjustments in accordance with the purchase agreement. Cadence intends to fund the cash consideration through a combination of cash on hand and borrowings under existing debt facilities. Approximately €810 million of the aggregate consideration will be paid in the form of newly issued shares of Cadence’s common stock, par value $0.01 per share. The number of shares of Cadence common stock to be issued will be determined using a per share value calculated as the average of the daily volume weighted average sale price per share (converted to the daily Euro spot rate) of Cadence common stock on Nasdaq for each of the 20 consecutive trading days ending on and including the third trading day immediately prior to the closing date.
The purchase agreement contains representations and warranties, covenants, closing conditions and indemnities customary for acquisitions of this nature. The acquisition includes substantially all of the subsidiaries and related assets comprising Hexagon's design and engineering business. Among other conditions, closing is conditioned on the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other required approvals under antitrust and foreign direct investment laws of certain other jurisdictions.
The purchase agreement also provides for customary termination rights for the parties, including the right to terminate the purchase agreement due to the failure to obtain required regulatory approvals on or prior to September 4, 2026 (subject to two three-month extensions, at Cadence’s election, until March 4, 2027) or if a governmental authority has issued a final and non-appealable order or injunction prohibiting closing. Under the purchase agreement, Cadence will be required to pay a reverse termination fee of up to €175 million if the purchase agreement is terminated due to the failure to obtain required regulatory approvals on or prior to March 4, 2027, or following an injunction arising from certain antitrust or foreign investment laws.

In connection with its pending acquisition of Hexagon’s design and engineering business, Cadence entered into foreign currency forward exchange contracts with an aggregate notional value of €1.89 billion to mitigate the impact of currency price fluctuations of the European Union euro relative to the U.S. dollar on the contractual cash consideration payable to Hexagon at close. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses from the change in the fair value of these contracts are recognized in other income (expense), net, in Cadence’s condensed consolidated income statements. During the three and nine months ended September 30, 2025, Cadence recognized losses associated with these foreign currency forward contracts of $18.6 million. As of September 30, 2025, the fair value of these forward contracts was not material and was included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheets.
Acquisition of Arm Artisan Foundation IP
On August 26, 2025, Cadence acquired the Artisan foundation IP business from Arm Limited. Cadence paid aggregate purchase consideration of $128.5 million. The acquisition of Artisan foundation IP is intended to accelerate Cadence’s Intelligent System Design™ strategy by expanding its design IP offerings with standard cell libraries, memory compilers, and general purpose I/Os (“GPIOs”) optimized for advanced process nodes at leading foundries.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of the Artisan foundation IP business based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$936
Goodwill	49,917
Acquired intangibles	81,000
Other long-term assets	502
Total assets acquired	132,355
Current liabilities	3,089
Long-term liabilities	775
Total liabilities assumed	3,864
Total purchase consideration	$128,491
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and is expected to be deductible for U.S. income tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of the Artisan foundation IP business were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$45,400	4.5 years
Agreements and relationships	27,300	10.0 years
Tradenames, trademarks and patents	8,300	6.5 years
Total acquired intangibles with definite lives	$81,000	6.6 years
As of September 30, 2025, the allocation of purchase consideration to the acquired assets and assumed liabilities from the Artisan foundation IP business was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities, including certain long-lived assets and income tax-related assets and liabilities, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
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

The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of VLAB Works based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$8,692
Goodwill	94,736
Acquired intangibles	27,700
Other long-term assets	1,316
Total assets acquired	132,444
Current liabilities	4,161
Long-term liabilities	898
Total liabilities assumed	5,059
Total purchase consideration	$127,385
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
As of September 30, 2025, the allocation of purchase consideration to the acquired assets and assumed liabilities from VLAB Works was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities, primarily related to income taxes, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
Pro Forma Financial Information
Cadence has not presented pro forma financial information for any of the businesses it acquired during fiscal 2025 because the results of operations are not material to Cadence’s condensed consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s condensed consolidated income statements. During the three and nine months ended September 30, 2025, transaction costs associated with acquisitions were $17.0 million and $23.0 million, respectively. During the three and nine months ended September 30, 2024, transaction costs associated with acquisitions were $1.0 million and $13.3 million, respectively.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2025 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2024	$2,378,671
Goodwill resulting from acquisitions	144,653
Effect of foreign currency translation	121,586
Balance as of September 30, 2025	$2,644,910

Acquired Intangibles, Net
Acquired intangibles as of September 30, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$539,059	$(237,528)	$301,531
Agreements and relationships	447,399	(104,759)	342,640
Tradenames, trademarks and patents	39,054	(10,717)	28,337
Total acquired intangibles	$1,025,512	$(353,004)	$672,508
Acquired intangibles as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$465,453	$(199,126)	$266,327
Agreements and relationships	386,365	(78,605)	307,760
Tradenames, trademarks and patents	28,113	(7,466)	20,647
Total acquired intangibles	$879,931	$(285,197)	$594,734
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for the three and nine months ended September 30, 2025 and September 30, 2024 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Cost of product and maintenance	$15,751	$17,615	$46,744	$42,451
Amortization of acquired intangibles	10,233	9,148	28,359	21,222
Total amortization of acquired intangibles	$25,984	$26,763	$75,103	$63,673
As of September 30, 2025, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2025 - remaining period	$28,050
2026	110,800
2027	107,540
2028	102,824
2029	88,009
2030	53,086
Thereafter	182,199
Total estimated amortization expense	$672,508
NOTE 7. INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others effective from fiscal 2026. Cadence recognized the fiscal 2025 tax effects of the OBBBA in its provision for income taxes during the three months ended September 30, 2025, in accordance with ASC 740, Income Taxes. Cadence’s consolidated net deferred tax assets as of September 30, 2025 and December 31, 2024 were $858.2 million and $951.7 million, respectively. The decrease was principally due to the immediate expensing of United States research and development expenditures. The OBBBA did not materially impact Cadence’s estimated fiscal 2025 effective tax rate.

NOTE 8. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended September 30, 2025 and September 30, 2024 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Cost of product and maintenance	$2,014	$1,855	$6,290	$4,487
Cost of services	2,337	2,361	7,252	5,711
Marketing and sales	21,726	21,677	66,254	55,513
Research and development	70,204	67,857	210,481	175,985
General and administrative	19,792	15,263	51,734	43,015
Total stock-based compensation expense	$116,073	$109,013	$342,011	$284,711
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $686.0 million as of September 30, 2025, which is expected to be recognized over a weighted average vesting period of 2.0 years.
NOTE 9. STOCK REPURCHASE PROGRAM
In May 2025, Cadence’s Board of Directors increased the prior authorization to repurchase shares of Cadence common stock by authorizing an additional $1.5 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 30, 2025, $1.6 billion of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Shares repurchased	584	563	2,552	1,411
Total cost of repurchased shares	$200,009	$150,008	$725,025	$400,018
NOTE 10. RESTRUCTURING
From time to time, Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. The most recent of these plans was initiated in September 2025 (the “2025 Restructuring Plan”). The charges incurred with the 2025 Restructuring Plan during the three and nine months ended September 30, 2025 are comprised of severance payments and termination benefits related to headcount reductions and are included in restructuring on Cadence’s condensed consolidated income statements.
The following table presents activity for Cadence’s restructuring plans during the nine months ended September 30, 2025:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance as of December 31, 2024	$4,727	$—	$4,727
Restructuring	26,794	538	27,332
Non-cash changes	—	(538)	(538)
Cash payments	(4,719)	—	(4,719)
Effect of foreign currency translation	(19)	—	(19)
Balance as of September 30, 2025	$26,783	$—	$26,783
All liabilities for severance and related benefits under the 2025 Restructuring Plan are included in accounts payable and accrued liabilities on Cadence’s condensed consolidated balance sheets as of September 30, 2025. Cadence expects to make cash payments to settle these liabilities through September of fiscal 2026.

NOTE 11. OTHER INCOME (EXPENSE), NET
Cadence’s other income, net, for the three and nine months ended September 30, 2025 and September 30, 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Interest income	$24,627	$16,933	$76,827	$35,330
Gain on sale of IP and other assets	—	—	11,500	—
Gain (loss) on investments	(14,519)	(16,141)	10,635	64,458
Gain on securities in Non-Qualified Deferred Compensation (“NQDC”) trust	5,760	4,567	11,965	10,852
Gain (loss) on foreign exchange	(19,006)	2,779	(22,369)	1,740
Other expense, net	(434)	(285)	(1,082)	(1,009)
Total other income (expense), net	$(3,572)	$7,853	$87,476	$111,371
For additional information relating to Cadence’s investment activity, see Note 13 in the notes to condensed consolidated financial statements.
In September 2025, Cadence entered into foreign currency forward exchange contracts with an aggregate notional value of €1.89 billion to mitigate the impact of currency price fluctuations of the European Union euro relative to the U.S. dollar for its pending acquisition of Hexagon’s design and engineering business. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses from the change in the fair value of these contracts are included as a component of other income (expense), net as gains or losses on foreign exchange. During the three and nine months ended September 30, 2025, Cadence recognized losses associated with these foreign currency forward contracts of $18.6 million.
NOTE 12. NET INCOME PER SHARE
Basic net income per share is computed by dividing net income during the period by the weighted average number of shares of common stock outstanding during that period, less unvested restricted stock awards. Diluted net income per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.
The calculations for basic and diluted net income per share for the three and nine months ended September 30, 2025 and September 30, 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands, except per share amounts)
Net income	$287,122	$238,111	$720,752	$715,274
Weighted average common shares used to calculate basic net income per share	271,152	272,244	271,471	270,925
Stock-based awards	2,646	1,714	1,969	2,754
Weighted average common shares used to calculate diluted net income per share	273,798	273,958	273,440	273,679
Net income per share - basic	$1.06	$0.87	$2.65	$2.64
Net income per share - diluted	$1.05	$0.87	$2.64	$2.61

The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 30, 2025 and September 30, 2024 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Market-based awards	1,501	—	1,053	—
Options to purchase shares of common stock	197	234	212	174
Non-vested shares of restricted stock	18	1,007	77	339
Total potential common shares excluded	1,716	1,241	1,342	513
NOTE 13. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments are recorded to other income, net in Cadence’s condensed consolidated income statements. The carrying value of marketable equity investments was $104.0 million and $90.4 million as of September 30, 2025 and December 31, 2024, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 16% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $92.5 million and $97.5 million as of September 30, 2025 and December 31, 2024, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income, net in Cadence’s condensed consolidated income statements. For the three and nine months ended September 30, 2025, Cadence recognized losses of $0.8 million and $2.8 million, respectively. For the three and nine months ended September 30, 2024, Cadence recognized losses of $1.1 million and $1.7 million, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $36.4 million and $26.6 million as of September 30, 2025 and December 31, 2024, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.
The portion of gains and losses included in Cadence’s condensed consolidated income statements related to equity securities still held at the end of the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Net gains (losses) recognized on equity securities	$(14,480)	$(16,149)	$10,730	$64,600
Less: Net gains recognized on equity securities sold	—	—	—	(20,367)
Net gains (losses) recognized on equity securities still held	$(14,480)	$(16,149)	$10,730	$44,233

Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its condensed consolidated balance sheets:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$72,274	$767	$(272)	$72,769
Total available-for-sale securities	$72,274	$767	$(272)	$72,769

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$50,604	$230	$(582)	$50,252
Total available-for-sale securities	$50,604	$230	$(582)	$50,252
Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $5.2 million and $6.0 million, respectively. The unrealized losses on these securities were not material.
As of September 30, 2025, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$1,135
Due after 1 year through 5 years	15,252
Due after 5 years through 10 years	27,075
Due after 10 years	29,307
Total	$72,769
As of September 30, 2025, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
NOTE 14. FAIR VALUE
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2025.

On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements as of September 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,777,667	$1,777,667	$—	$—
Marketable securities:
Marketable equity securities	104,025	104,025	—	—
Mortgage-backed and asset-backed securities	72,769	—	72,769	—
Securities held in NQDC trust	113,119	113,119	—	—
Total Assets	$2,067,580	$1,994,811	$72,769	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$16,820	$—	$16,820	$—
Total Liabilities	$16,820	$—	$16,820	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,700,084	$1,700,084	$—	$—
Marketable securities:
Marketable equity securities	90,374	90,374	—	—
Mortgage-backed and asset-backed securities	50,252	—	50,252	—
Securities held in NQDC trust	96,450	96,450	—	—
Total Assets	$1,937,160	$1,886,908	$50,252	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$7,533	$—	$7,533	$—
Total Liabilities	$7,533	$—	$7,533	$—
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

Level 3 Measurements
During the nine months ended September 30, 2025, Cadence acquired intangible assets of $108.7 million through its acquisitions of VLAB Works and the Artisan foundation IP business from Arm Limited. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. Cadence assumed technological obsolescence at rates between 10% and 13% annually, before applying an assumed royalty rate between 27% and 30%.
For agreements and relationships, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using a customer retention rate between 85% and 90%. The present value of operating cash flows from existing customers was determined using a discount rate between 10% and 13%.
NOTE 15. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of September 30, 2025 and December 31, 2024 is as follows:

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Inventories:
Raw materials	$251,500	$243,244
Work-in-process	6,638	1,216
Finished goods	28,055	13,251
Inventories	$286,193	$257,711

Accounts payable and accrued liabilities:
Trade accounts payable	$87,347	$5,555
Payroll and payroll-related accruals	306,909	335,232
Other accrued operating liabilities	237,017	291,905
Accounts payable and accrued liabilities	$631,273	$632,692
NOTE 16. COMMITMENTS AND CONTINGENCIES
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
As previously disclosed, Cadence has responded to subpoenas received from BIS in February 2021 and DOJ in November 2023 regarding sales and business activity in China. In December 2024, Cadence began discussions with BIS and DOJ regarding their preliminary findings and a potential resolution and recorded an estimated probable liability based on the facts and circumstances as of December 31, 2024. In June 2025, Cadence, BIS and DOJ started making substantial progress towards reaching a resolution. On July 27, 2025, Cadence reached a settlement with each of BIS and DOJ that resolved matters relating to export violations that took place between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS.

As part of the settlements, Cadence entered into a plea agreement with the DOJ pursuant to which Cadence agreed to plead guilty to one count of conspiracy to commit export controls violations. In addition, Cadence entered into an administrative settlement agreement with BIS. Both agreements include ongoing audit, compliance and other obligations. Under these agreements, Cadence paid BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million, during the three months ended September 30, 2025. Cadence recorded a charge of $128.5 million in Loss related to contingent liability in its condensed consolidated income statement during the nine months ended September 30, 2025.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 30, 2025 or September 30, 2024.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during the three and nine months ended September 30, 2025 or September 30, 2024.
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) was comprised of the following as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Foreign currency translation gains (losses)	$16,744	$(178,611)
Changes in defined benefit plan liabilities	(3,494)	(4,447)
Unrealized losses on derivatives designated as hedging instruments	(6,446)	(7,038)
Unrealized gains (losses) on available-for-sale debt securities	495	(352)
Total accumulated other comprehensive income (loss)	$7,299	$(190,448)
For the three and nine months ended September 30, 2025 and September 30, 2024, there were no significant amounts reclassified from accumulated other comprehensive income (loss) to net income.
NOTE 18. SEGMENT REPORTING
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

For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 2 in the notes to condensed consolidated financial statements. The following table presents revenue, significant expenses and net income for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Revenue	$1,338,838	$1,215,499	$3,856,645	$3,285,283
Costs and Expenses:
Salary, benefits and other employee-related costs	511,603	501,163	1,575,868	1,440,413
Stock based compensation	116,073	109,013	342,011	284,711
Manufacturing costs	90,504	74,831	273,653	195,540
Facilities and other infrastructure costs	49,960	45,440	141,075	129,559
Depreciation and amortization	56,677	55,050	163,269	142,252
Professional services	47,584	37,069	117,727	114,744
Loss related to contingent liability(1)	—	—	128,545	—
Restructuring	27,394	24,538	27,332	24,785
Other segment items(2)	41,852	27,419	47,809	(16,650)
Interest income	(24,627)	(16,933)	(76,827)	(35,330)
Interest expense	29,035	24,495	87,101	46,092
Provision for income taxes	105,661	95,303	308,330	243,893
Net income	$287,122	$238,111	$720,752	$715,274
_____________
(1) For information regarding the loss related to a contingent liability, see Note 16 in the notes to condensed consolidated financial statements.
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
The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Americas:
United States	$532,119	$580,489	$1,692,351	$1,523,181
Other Americas	43,002	24,913	111,686	63,920
Total Americas	575,121	605,402	1,804,037	1,587,101
Asia:
China	245,015	156,678	505,113	401,716
Other Asia	242,721	211,158	721,458	617,617
Total Asia	487,736	367,836	1,226,571	1,019,333
Europe, Middle East and Africa (“EMEA”)	189,551	174,606	585,480	496,183
Japan	86,430	67,655	240,557	182,666
Total	$1,338,838	$1,215,499	$3,856,645	$3,285,283

The following table presents a summary of long-lived assets by geography as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Americas:
United States	$440,893	$412,339
Other Americas	10,641	7,437
Total Americas	451,534	419,776
Asia:
China	24,737	22,929
Other Asia	102,916	83,951
Total Asia	127,653	106,880
EMEA	86,723	73,551
Japan	3,398	4,183
Total	$669,308	$604,390

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
Business Overview
Cadence® is a global market leader that develops computational, AI-driven software, accelerated hardware, and intellectual property (“IP”) solutions for engineers and scientists to bring new and innovative products to life. Many of the world’s most innovative technology companies use our solutions and services to deliver transformational products to multiple industries that drive the global economy. The products these companies develop are some of the most complex systems in the world. Since our inception, we have been at the forefront of technology innovation. We work closely with our customers, helping them solve their most complex challenges in the semiconductor and electronic systems industries to unlock limitless opportunities.
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
During the second quarter of fiscal 2024, we completed our acquisition of BETA CAE Systems International AG (“BETA CAE”), a system analysis platform provider of multi-domain, engineering simulation solutions. For the three and nine months ended September 30, 2025, revenue associated with contracts assumed with our acquisition of BETA CAE was primarily classified as product and maintenance revenue in our System Design and Analysis product category, and cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our condensed consolidated income statements.
During the second quarter of fiscal 2025, we completed our acquisition of a holding company containing the VLAB Works business (“VLAB Works”). VLAB Works is a leader in virtual models for hardware verification and software development. Additionally, during the third quarter of fiscal 2025, we acquired the Artisan foundation IP business from Arm Limited. The acquisition of Artisan foundation IP furthers our comprehensive IP strategy by expanding our design IP offerings with standard cell libraries, memory compilers, and general purpose I/Os (“GPIOs”) optimized for advanced process nodes at leading foundries. For the three and nine months ended September 30, 2025, revenue associated with contracts assumed with our acquisition of VLAB Works was primarily classified as product and maintenance revenue in our Core EDA product category. For the three and nine months ended September 30, 2025, revenue associated with contracts assumed with our acquisition of the Artisan foundation IP business was primarily classified as product and maintenance revenue in our IP product category. The cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our condensed consolidated income statements.
On September 4, 2025, we entered into a definitive agreement with Hexagon Smart Solutions AB (“Hexagon”) to acquire Hexagon’s design and engineering business. This acquisition is expected to accelerate our Intelligent System Design™ strategy by expanding our System Design & Analysis portfolio, building upon our acquisition of BETA CAE in fiscal 2024. The acquisition includes substantially all of the subsidiaries and related assets comprising Hexagon's design and engineering business. Among other conditions, closing is conditioned on the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other required approvals under antitrust and foreign direct investment laws of certain other jurisdictions.
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
Trade control laws and regulations have expanded over the past several years, including through the imposition of certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the Bureau of Industry and Security (“BIS”) “Entity List” and the issuance of new regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. While we are still evaluating the potential impact of this interim final rule on our business, we expect the impact of these expanded trade control laws and regulations on our business to be limited.
As previously reported, on May 23, 2025, BIS informed us that a license was required for the export, re-export or in-country transfer of EDA software and technology classified under Export Control Classification Numbers (ECCNs) 3D991 and 3E991 on the Commerce Control List (“EDA Software and Technology”), when a party to the transaction is located in China or is a Chinese “military end user” wherever located. On July 2, 2025, BIS informed us that the license requirements set forth in the May 23, 2025 letter from BIS were rescinded effective immediately. During this period, our revenue in China decreased primarily due to reduced deliveries of software offerings to our customers in China due to these license requirements. Following the rescission, we have restored access to EDA Software and Technology for affected customers in accordance with these updated U.S. export regulations. However, in light of continued negotiations between the U.S. and China, the United States may consider reimposing these or additional restrictions on the export, re-export or in-country transfer of EDA Software and Technology or our other products and services in China in the future.

As previously disclosed, on July 27, 2025, we reached a settlement with each of BIS and the U.S. Department of Justice (“DOJ”) that resolved matters relating to export control violations that occurred between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS. These settlement agreements include ongoing audit, compliance and other obligations.
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
Results of Operations
Our financial results reflect the following for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 (unless otherwise stated):
•Growth in revenue from our hardware, software and IP offerings, including revenue from our recent acquisitions;
•Increases in operating expenses related to marketing, sales and research and development activities from continued investment in research and development and technical sales support, including additional headcount from acquisitions;
•A loss related to a contingent liability recognized during the nine months ended September 30, 2025; and
•Increased interest expense from our outstanding indebtedness.
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue recognized over time	78%	79%	76%	83%
Other recurring revenue	4%	4%	5%	4%
Recurring revenue	82%	83%	81%	87%
Up-front revenue	18%	17%	19%	13%
Total revenue	100%	100%	100%	100%
The percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters. During fiscal 2025, as compared to prior years, we expect the percentage of our annual up-front revenue to increase as growth in our product offerings for which revenue is recognized up-front is expected to be greater than the growth of our product offerings for which revenue is recognized over time.
The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Recurring revenue	80%	80%	82%	84%	87%
Up-front revenue	20%	20%	18%	16%	13%
Total	100%	100%	100%	100%	100%
Revenue by Period
The following table shows our revenue for the three months ended September 30, 2025 and September 30, 2024 and the change in revenue between periods:

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,207.7	$1,100.4	$107.3	10%
Services	131.1	115.1	16.0	14%
Total revenue	$1,338.8	$1,215.5	$123.3	10%

The following table shows our revenue for the nine months ended September 30, 2025 and September 30, 2024 and the change in revenue between periods:

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$3,489.0	$2,974.2	$514.8	17%
Services	367.6	311.1	56.5	18%
Total revenue	$3,856.6	$3,285.3	$571.3	17%
Product and maintenance revenue increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to growth in revenue from our software, hardware and IP product offerings as a result of existing customers' continued investment in complex designs for their products.

Services revenue increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to increased revenue from our IP service offerings. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2025 or September 30, 2024.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories for the past five consecutive quarters:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Core EDA	71%	71%	71%	68%	70%
Semiconductor IP	14%	13%	14%	13%	14%
System Design and Analysis	15%	16%	15%	19%	16%
Total	100%	100%	100%	100%	100%
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
Revenue by Geography

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
United States	$532.1	$580.5	$(48.4)	(8)%
Other Americas	43.0	24.9	18.1	73%
China	245.0	156.7	88.3	56%
Other Asia	242.7	211.1	31.6	15%
Europe, Middle East and Africa (“EMEA”)	189.6	174.6	15.0	9%
Japan	86.4	67.7	18.7	28%
Total revenue	$1,338.8	$1,215.5	$123.3	10%
During the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, United States revenue decreased primarily due to a shift in fulfillment toward meeting demand for hardware and IP offerings from certain international customers, who generally operate with longer lead times. This decline was partially offset by continued growth in software product revenue driven by strong customer demand.
International revenue increased due to higher demand for software offerings and increased hardware deliveries across Other Americas, China, Other Asia, and Japan. China revenue also benefited from the rescission by BIS in July 2025 of certain license requirements applicable to the export, re-export, or in-country transfer of EDA Software and Technology, which enabled additional hardware deliveries that were prevented during the quarter ended June 30, 2025.

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
United States	$1,692.3	$1,523.2	$169.1	11%
Other Americas	111.7	63.9	47.8	75%
China	505.1	401.7	103.4	26%
Other Asia	721.5	617.6	103.9	17%
Europe, Middle East and Africa (“EMEA”)	585.5	496.2	89.3	18%
Japan	240.5	182.7	57.8	32%
Total revenue	$3,856.6	$3,285.3	$571.3	17%
During the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, revenue in each of our six geographies increased primarily due to continued demand for our software, hardware and IP product offerings.

Revenue by Geography as a Percent of Total Revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
United States	40%	48%	44%	46%
Other Americas	3%	2%	3%	2%
China	18%	13%	13%	12%
Other Asia	18%	17%	19%	19%
EMEA	14%	14%	15%	15%
Japan	7%	6%	6%	6%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$118.7	$109.6	$9.1	8%
Cost of services	63.5	53.5	10.0	19%

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$374.7	$279.4	$95.3	34%
Cost of services	158.8	148.2	10.6	7%

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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$102.9	$92.0	$10.9	12%
Amortization of acquired intangibles	15.8	17.6	(1.8)	(10)%
Total cost of product and maintenance	$118.7	$109.6	$9.1	8%

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$328.0	$236.9	$91.1	38%
Amortization of acquired intangibles	46.7	42.5	4.2	10%
Total cost of product and maintenance	$374.7	$279.4	$95.3	34%
The changes in product and maintenance-related costs for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Hardware product costs	$8.6	$75.6
Salary, benefits and other employee-related costs	0.1	9.5
Other items	2.2	6.0
Total change in product and maintenance-related costs	$10.9	$91.1
Costs associated with our hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of hardware products higher, as a percentage of revenue, than our cost of software and IP products. Hardware product costs increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to increased installations of our hardware products.
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

Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, industry trends for salary and other employee benefits, the timing and nature of restricted stock grants, foreign exchange rate movements, acquisition-related costs, and volatility in variable compensation programs that are driven by operating results.
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
Our operating expenses for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$192.6	$189.8	$2.8	1%
Research and development	423.0	407.4	15.6	4%
General and administrative	78.0	71.6	6.4	9%
Total operating expenses	$693.6	$668.8	$24.8	4%

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$595.9	$557.1	$38.8	7%
Research and development	1,304.2	1,157.1	147.1	13%
General and administrative	210.2	203.7	6.5	3%
Total operating expenses	$2,110.3	$1,917.9	$192.4	10%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Marketing and sales	14%	16%	15%	17%
Research and development	32%	33%	35%	35%
General and administrative	6%	6%	5%	6%
Total operating expenses	52%	55%	55%	58%

Marketing and Sales
The increase in marketing and sales expense for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$1.2	$24.4
Stock-based compensation	0.1	10.7
Other items	1.5	3.7
Total change in marketing and sales expense	$2.8	$38.8
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.
Research and Development
The increase in research and development expense for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$11.2	$97.6
Stock-based compensation	2.3	34.5
Facilities and other infrastructure costs	3.6	12.6
Other items	(1.5)	2.4
Total change in research and development expense	$15.6	$147.1
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions. Stock-based compensation also increased due to incremental expense from market-based equity awards granted to certain members of senior management.
Facilities and other infrastructure costs included in research and development expense increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.

General and Administrative
The changes in general and administrative expense for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Stock-based compensation	$4.5	$8.7
Salary, benefits and other employee-related costs	(3.0)	4.1
Professional services	10.5	1.0
Government subsidies	(4.5)	(4.5)
Other items	(1.1)	(2.8)
Total change in general and administrative expense	$6.4	$6.5
Stock-based compensation included in general and administrative expense increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to incremental expense from market-based equity awards granted to certain members of senior management.
Salary, benefits and other employee-related costs included in general and administrative expense decreased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to a decrease in variable compensation.
Professional services increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to increased legal and consulting services associated with acquisition-related activities, particularly during the third quarter of fiscal 2025.
Loss Related to Contingent Liability
During the nine months ended September 30, 2025, we recognized a loss related to a contingent liability. For additional information relating to this matter, see Note 16 in the notes to condensed consolidated financial statements.
Restructuring
We have initiated restructuring plans in recent years, most recently in September 2025, to better align our resources with our business strategy. Restructuring charges and related benefits are derived from management's estimates during the formulation of the restructuring plans, based on then-currently available information. As a result, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Additional actions, including further restructuring of our operations, may be required in the future. For additional information relating to our restructuring plans, see Note 10 in the notes to condensed consolidated financial statements.
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating margin	32%	29%	27%	27%
Our operating margin may vary from period to period depending on the mix of products and services sold during each period. During the three months ended September 30, 2025, our operating margin increased, as compared to the three months ended September 30, 2024, primarily due to revenue growth and a decrease in variable compensation.

Interest Expense

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In millions)
Contractual cash interest expense:
Senior Notes	$27.8	$10.0	$83.3	$17.6
Term Loans	—	12.5	—	25.9
Revolving Credit Facility	0.3	0.1	0.7	0.5
Amortization of debt discount and debt issuance costs:
Senior Notes	1.2	0.5	3.6	0.9
Term Loans	—	1.1	—	1.2
Revolving Credit Facility	0.1	0.3	0.2	0.3
Other	(0.4)	—	(0.7)	(0.3)
Total interest expense	$29.0	$24.5	$87.1	$46.1
As of September 30, 2024, our indebtedness was comprised of $350.0 million aggregate principal amount of senior notes that were due October 15, 2024 (the “2024 Notes”).
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
In September 2024, we used a portion of the net proceeds from the New Senior Notes to fully prepay the outstanding principal and accrued interest of outstanding term loans. In October 2024, we settled the outstanding principal of $350.0 million and accrued interest on the 2024 Notes.
Interest expense increased during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to contractual interest from our New Senior Notes, which were issued in September of 2024, limiting the impact of the New Senior Notes on interest expense during the three and nine months ended September 30, 2024. For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses.
Other income (expense), net decreased during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to losses recognized from foreign currency forward exchange contracts, partially offset by an increase in interest earned on cash and cash equivalents.
Other income (expense), net also decreased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a net decrease of gains from our investments in equity securities of publicly held companies and losses recognized from foreign currency forward exchange contracts. These factors were partially offset by an increase in interest earned on cash and cash equivalents and gains on the sale of IP and other assets.
For additional information about other income (expense), net, see Note 11 in the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
			(In millions, except percentages)
Provision for income taxes	$105.7	$95.3	$308.3	$243.9
Effective tax rate	26.9%	28.6%	30.0%	25.4%
Our provision for income taxes for the three and nine months ended September 30, 2025 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2025 income. We also recognized tax benefits of $15.1 million and $36.6 million related to stock-based compensation that vested or was exercised during the respective periods. The increase in our provision for income taxes during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily attributable to an increase in our earnings and nondeductible expenses.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others effective from fiscal 2026. We recognized the fiscal 2025 tax effects of the OBBBA in our provision for income taxes for the three months ended September 30, 2025, in accordance with ASC 740, Income Taxes. The OBBBA did not materially impact our estimated fiscal 2025 effective tax rate.
In 2021, the Organisation for Economic Co-operation and Development (“OECD”) announced Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a global minimum tax rate of 15%. The currently enacted Pillar Two Model Rules did not have a material impact to our provision for income taxes for the three and nine months ended September 30, 2025.
Our provision for income taxes for the three and nine months ended September 30, 2024 was primarily attributable to federal, state and foreign income taxes on our then anticipated fiscal 2024 income. We also recognized tax benefits of $12.6 million and $40.8 million related to stock-based compensation that vested or was exercised during the respective periods.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates relative to earnings in countries where we have higher statutory tax rates. We currently expect that our fiscal 2025 effective tax rate will be approximately 29%. We expect that our quarterly effective tax rates will vary from our fiscal 2025 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors,” in our Annual Report.
Liquidity and Capital Resources

	As of
	September 30, 2025	December 31, 2024	Change
	(In millions)
Cash and cash equivalents	$2,753.2	$2,644.0	$109.2
Net working capital	2,880.5	2,646.0	234.5
Cash and Cash Equivalents
As of September 30, 2025, our principal sources of liquidity consisted of $2,753.2 million of cash and cash equivalents as compared to $2,644.0 million as of December 31, 2024.
Our primary sources of cash and cash equivalents during the nine months ended September 30, 2025 were cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.

Our primary uses of cash and cash equivalents during the nine months ended September 30, 2025 were payments related to repurchases of our common stock, business combinations, payment of employee taxes on vesting of restricted stock, purchases of property, plant and equipment and purchases of investments.
Approximately 39% of our cash and cash equivalents was held by our foreign subsidiaries as of September 30, 2025. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities.
Cash Flows from Operating Activities
Cash flows provided by operating activities during the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	(In millions)
Cash provided by operating activities	$1,175.3	$819.2	$356.1
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to increased business levels, the timing of cash receipts from customers, the timing of cash disbursements for operating assets and liabilities and cash paid for income taxes.
The increase in cash provided by operating activities was partially offset by settlement payments to BIS and the DOJ during the nine months ended September 30, 2025. For information relating to our settlement with BIS and the DOJ, see Note 16 in the notes to condensed consolidated financial statements.
Cash Flows Used for Investing Activities
Cash flows used for investing activities during the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	(In millions)
Cash used for investing activities	$(371.7)	$(797.1)	$425.4
Cash used for investing activities decreased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a decrease in payments for business combinations, partially offset by an increase in purchases of investments. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.

Cash Flows From (Used for) Financing Activities
Cash flows from (used for) financing activities during the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
	(In millions)
Cash provided by (used for) financing activities	$(735.1)	$1,750.4	$(2,485.5)
Cash flows from financing activities decreased during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a decrease in proceeds from the issuance of debt, an increase in repurchases of common stock and decreased proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period. These factors were partially offset by a decrease in payments of employee taxes on vesting of restricted stock.
Other Factors Affecting Liquidity and Capital Resources
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “New Senior Notes”). Interest on the New Senior Notes is payable semi-annually in arrears in March and September of each year. As of September 30, 2025, we were in compliance with all covenants associated with the New Senior Notes.
Revolving Credit Facility
In August 2024, we terminated our existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2024 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of September 30, 2025, there were no borrowings outstanding under the 2024 Credit Facility, and we were in compliance with all covenants associated with such credit facility.
For additional information relating to our debt arrangements, see Note 4 in the notes to condensed consolidated financial statements.
Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program. In May 2025, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.5 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum number of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of September 30, 2025, $1.6 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Cash Payments for Income Taxes
On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA included the restoration of the immediate expensing of United States research and development costs starting in fiscal 2025. We currently estimate that the legislation will decrease our remaining fiscal 2025 cash tax payments by approximately $134 million.
Pending Acquisition of Hexagon Design and Engineering Business
On September 4, 2025, we entered into a definitive agreement (the “purchase agreement”) with Hexagon Smart Solutions AB (“Hexagon”) to acquire Hexagon’s design and engineering business. Under the terms of the purchase agreement, we will pay Hexagon aggregate consideration of approximately €2.70 billion. Approximately €1.89 billion of the aggregate consideration will be paid in the form of cash, subject to customary purchase price adjustments in accordance with the purchase agreement, with the remaining consideration payable in the form of newly issued shares of Cadence’s common stock. We intend to fund the cash consideration through a combination of cash on hand and borrowings under existing debt facilities. Closing is expected to occur in the first quarter of 2026.

The purchase agreement also provides for customary termination rights for the parties, including the right to terminate the purchase agreement due to the failure to obtain required regulatory approvals on or prior to September 4, 2026 (subject to two three-month extensions, at our election, until March 4, 2027) or if a governmental authority has issued a final and non-appealable order or injunction prohibiting closing. Under the purchase agreement, we will be required to pay a reverse termination fee of up to €175 million if the purchase agreement is terminated due to the failure to obtain required regulatory approvals on or prior to March 4, 2027, or following an injunction arising from certain antitrust or foreign investment laws. For information relating to our acquisitions, see Note 5 in the notes to condensed consolidated financial statements.
Other Liquidity Requirements
During the nine months ended September 30, 2025, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
We enter into foreign currency forward exchange contracts to protect against currency exchange risks associated with existing assets, liabilities and other commitments. In connection with our pending acquisition of Hexagon’s design and engineering business, we entered into foreign currency forward exchange contracts to mitigate the impact of currency price fluctuations of the European Union euro relative to the U.S. dollar on the contractual cash consideration payable to Hexagon at close.
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
The following table provides information about our foreign currency forward exchange contracts as of September 30, 2025. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during June 2026.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$2,515.0	0.84
Canadian dollar	128.3	1.37
British pound	107.4	0.74
Japanese yen	120.8	146.63
Swedish krona	102.5	9.46
Israeli shekel	84.6	3.38
Chinese renminbi	80.6	7.12
Indian rupee	41.5	88.15
Polish zloty	5.5	3.66
Taiwan dollar	9.0	30.04
South Korean won	5.3	1,386.72
Singapore dollar	3.4	1.28
Total	$3,203.9
Estimated fair value	$(16.8)
As of December 31, 2024, our foreign currency exchange contracts had an aggregate principal amount of $927.6 million, and an estimated fair value of $(7.5) million.
We have performed sensitivity analyses as of September 30, 2025 and December 31, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $212.6 million and an increase of $18.3 million as of September 30, 2025 and December 31, 2024, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $218.1 million and a decrease of $12.7 million as of September 30, 2025 and December 31, 2024, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2024 Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of September 30, 2025.
Our investments in debt securities had a fair value of $72.8 million and $50.3 million as of September 30, 2025 and December 31, 2024, respectively, that may decline in value if market interest rates rise. As of September 30, 2025 and December 31, 2024, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by $3.1 million and $2.0 million, respectively.
Interest rates under our 2024 Credit Facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain an outstanding balance. As of September 30, 2025, there were no borrowings outstanding under our 2024 Credit Facility.
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

Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments in companies with technologies that have the potential to be strategically important to us. For an additional description of our portfolio of equity investments, see Note 13 in the notes to condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.
Based on their evaluation as of September 30, 2025, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding pending legal proceedings, related matters and associated risks, see Note 16 in the notes to condensed consolidated financial statements under Part I, Item 1 in this Quarterly Report and the “Risk Factors” section in our Annual Report and this Quarterly Report.
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
For example, trade control laws and regulations have expanded over the past several years, including through the imposition of certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on BIS “Entity List” and the issuance of new regulations governing the sale of certain technologies. If a customer was added to the Entity List or became subject to new or expanded trade restrictions, it would have a negative effect on our ability to sell products and provide services to these customers. In addition, the issuance of new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rule, the foreign-direct product rules, or any other rule that prevents a class of commodities, software or technology from export to any specific country or countries without a license, could increase our costs or expenses. For example, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more of such entities.
In addition, as previously disclosed, on May 23, 2025, BIS informed us that a license was required for the export, re-export or in-country transfer of EDA Software and Technology when a party to the transaction is located in China or is a Chinese "military end user" on the "Military End-User List," wherever located. On July 2, 2025, BIS informed us that the license requirements set forth in the May 23, 2025 letter from BIS were rescinded effective immediately. While we have since restored access to EDA Software and Technology for affected customers in accordance with these updated U.S. export regulations, the temporary license requirements negatively impacted our revenue in China during this period. However, in light of continued negotiations between the United States and China, the United States may consider reimposing these or additional restrictions on the export, re-export or in-country transfer of EDA Software and Technology or our other products and services in China in the future.
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
Specifically, as previously disclosed, on July 27, 2025, we reached a settlement with each of BIS and the DOJ that resolved matters relating to export control violations that occurred between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS. As part of the settlements, we entered into a plea agreement with the DOJ pursuant to which we agreed to plead guilty to one count of conspiracy to commit export controls violations. The plea agreement has a three-year probationary term and includes obligations to implement additional export compliance programs and policies, including ongoing reporting and certification requirements and risk assessments, as well as obligations to cooperate in any ongoing or future investigations.
In addition, we have entered into an administrative settlement agreement with BIS. Obligations under the administrative settlement agreement include two internal annual audits of our export compliance programs. Compliance with the administrative settlement agreement is a condition to our continued ability to export products.
Under the agreements, we paid BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during the three months ended September 30, 2025.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We are authorized to repurchase shares of our common stock under a publicly announced program that was most recently increased by our Board of Directors on May 8, 2025. Pursuant to this authorization, we may repurchase shares from time to time through open market repurchases, in privately negotiated transactions or by other means, including accelerated share repurchase transactions or other structured repurchase transactions, block trades or pursuant to trading plans intended to comply with Rule 10b5-1 of the Exchange Act. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum number of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice.
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 1, 2025 - July 31, 2025	228,336	$323.56	205,379	$1,735
August 1, 2025 - August 31, 2025	265,104	$352.25	189,322	$1,668
September 1, 2025 - September 30, 2025	209,758	$352.49	189,171	$1,602
Total	703,198	$343.00	583,872
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Anirudh Devgan, President and Chief Executive Officer	Termination(1)	8/6/2025	X	Up to 137,837(2)	2/20/2026
Anirudh Devgan, President and Chief Executive Officer	Adoption(1)	8/6/2025	X	Up to 243,654(3)	2/26/2027
Chin-Chi Teng, Senior Vice President and General Manager, R&D	Adoption	8/7/2025	X	Up to 18,096	1/30/2026
Paul Scannell. Senior Vice President, Worldwide Field Operations	Adoption	9/9/2025	X	Up to 36,541(4)	11/13/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(1)Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a Rule 10b5-1 trading plan adopted on September 6, 2024. As a result of this modification, the subject plan is deemed terminated and a new plan is deemed adopted as of the modification date.
(2)Includes up to 32,800 shares subject to Performance Stock Awards previously granted to Dr. Devgan subject to vesting and release to Dr. Devgan during the period from March 15, 2025 to September 15, 2025 upon the satisfaction of the applicable total shareholder return hurdles and relative total shareholder return threshold. The actual number of shares that will vest in connection with these awards is not yet determinable. In addition, the actual number of shares that will be released to Dr. Devgan in connection with these awards and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares.
(3)Transactions under the Rule 10b5-1 trading plan will not begin until the expiration of the plan described in the preceding footnotes. Includes up to 161,440 shares subject to Performance Stock Awards previously granted to Dr. Devgan subject to vesting and release to Dr. Devgan during the period from March 15, 2025 to March 15, 2026 upon the satisfaction of the applicable total shareholder return hurdles and relative total shareholder return threshold. The actual number of shares that will vest in connection with these awards is not yet determinable. In addition, the actual number of shares that will be released to Dr. Devgan in connection with these awards and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares.
(4)Includes up to 14,666 shares subject to Performance Stock Awards previously granted to Mr. Scannell subject to vesting and release to Mr. Scannell during the period from November 6, 2025 to August 17, 2026 upon the satisfaction of the applicable total shareholder return hurdles and relative total shareholder return threshold. The actual number of shares that will vest in connection with these awards is not yet determinable. In addition, the actual number of shares that will be released to Mr. Scannell in connection with these awards and may be sold under the Rule 10b5-1 trading plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	* #	Equity Purchase Agreement between Hexagon Smart Solutions AB and Cadence Design Systems, Inc. dated September 4, 2025.					X

3.1		The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2024.	8-K	000-15867	3.1	5/6/2024

3.2		The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.1	11/3/2023

10.1		Plea Agreement, dated July 27, 2025, by and among the Registrant, the U.S. Department of Justice and the U.S. Attorney's Office for the Northern District of California.	10-Q	000-15867	10.3	7/30/2025

10.2		Settlement Agreement, dated July 27, 2025, by and between the Registrant and the Bureau of Industry and Security, U.S. Department of Commerce.	10-Q	000-15867	10.4	7/30/2025

31.1	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.2	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).	X
___________________

*	Filed herewith.
†	Furnished herewith.
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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 28, 2025	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	October 28, 2025	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer