Form 10-K
period 2025-12-31
CADENCE DESIGN SYSTEMS INC
filed 2026-02-19
CIK 813672

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was approximately $83,968,000,000.
On January 31, 2026, approximately 272,651,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for Cadence Design Systems, Inc.’s 2025 Annual Meeting of Stockholders are incorporated by reference into Parts II and III hereof. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

CADENCE DESIGN SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

PART I.

Item 1. Business
This Annual Report and the documents incorporated by reference in this Annual Report contain statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding artificial intelligence (“AI"), other technological and market advancements and their impacts on our business; the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade controls, tariffs, conflicts around the world, volatility in foreign currency exchange rates, inflation and changes in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; pending legal, administrative and tax proceedings; restructuring actions and associated charges and benefits; pending acquisitions, accounting for acquisitions and integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including but not limited to those expressed in these statements. Important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements include, but are not limited to, those identified in the “Proprietary Technology,” “Governmental Regulations,” “Competition,” “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” sections contained in this Annual Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
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
Overview
Cadence® is a global technology leader that develops computational, AI-driven software, accelerated hardware, and silicon intellectual property (“IP”) products and solutions. Our customers include semiconductor companies that design and manufacture integrated circuits (“ICs”), as well as systems companies that design and manufacture electromechanical systems containing various types of semiconductor and other electronics. Our products and solutions empower our customers to design and verify and bring to life new and innovative products. Our mission is to empower the world’s most innovative companies to deliver extraordinary electronic products that drive the global economy and improve everyday life.
Business Strategy
Designing even the simplest electronic systems is a sophisticated process that requires highly skilled engineers with specialized expertise. Our Intelligent System Design™ (“ISD”) strategy enables us to address our customers' most challenging product development needs while expanding our capabilities beyond traditional chip design to encompass full electromechanical systems. By leveraging our deep expertise, we develop industry-leading computational AI-driven software, accelerated hardware, and IP solutions that adapt to our customers’ evolving design requirements. This flexibility helps our customers address critical business priorities such as reducing time-to-market and advancing sustainability goals. To address the growing complexity of modern design, we’ve integrated cutting-edge technologies including agentic and generative AI, machine learning, and digital twin algorithms, into our core products and solutions. These innovations, whether developed in-house or through strategic acquisition, empower our customers to achieve their business objectives with greater efficiency and precision.
Our ISD strategy focuses on three key pillars: Design Excellence, System Innovation, and Pervasive Intelligence.
Design Excellence: This pillar leverages our core expertise in AI-driven computational software and accelerated computing to deliver industry-leading electronic design, analysis, and verification products and solutions for semiconductors, which are embedded in many products and services that we use every day.
System Innovation: Building on our Design Excellence foundation, this pillar applies our AI-driven computational expertise to multiphysics-based analysis of systems containing electronic devices, such as printed circuit boards ("PCBs"), advanced packaging technologies, and 3D-ICs. This enables customers to verify that their products will function as intended under various physical conditions.
Pervasive Intelligence: This pillar integrates AI training, inference, and reasoning algorithms into our products and solutions, enabling customers to optimize performance, productivity, and design quality. With the exponential growth of data generated during the design process, our agentic and generative AI solutions analyze vast datasets and are designed to overcome the limitations of traditional human-intensive optimization processes and to enable more accurate, efficient, and optimal design solutions that meet the demands of increasingly complex systems.

Cadence Intelligent System Design Strategy

Consumer
Hyperscale
Mobile
5G
Communications
Automotive
Aero / Defense
Industrial
Life Sciences
AI & PERVASIVE INTELLIGENCE
SYSTEM INNOVATION
DESIGN EXCELLENCE
• Agentic AI
• Generative AI, Large Language Model (LLM) Solutions
• System Design & Analysis
• 3D-IC, high-speed Radio Frequency (RF) Solutions
• Electromechanical Solutions
• Core EDA
• Enterprise IP Solutions
• Accelerated Hardware Verification Solutions
Cloud Enabled

Our software and hardware solutions also support cloud access to address our customers' growing computational needs. Customers can access our solutions via our Cadence OnCloud Platform.
Business Drivers
Our business growth and customer success are fueled by the transformative impact of AI and the increasing complexity of semiconductors and electronic system design that underpins modern society. Anchored in our ISD strategy, we view AI as a pivotal force driving new opportunities across three key horizons. The first, Infrastructure AI, is powered by the demand for high-performance computing (“HPC”) and AI chips essential for data centers and hyperscalers. The second, Physical AI, focuses on embedding AI into physical systems like autonomous vehicles, industrial robotics, and automation. The third, Life Sciences AI, applies AI and computational science to biology, enabling breakthroughs in medical and life sciences industries.
The growing complexity of chip and system designs is a fundamental driver of demand for our technology. As customers tackle the challenges of designing increasingly intricate systems, they rely on our advanced AI-driven computational software, hardware, IP, and services to manage this complexity without proportional cost increases. Our products and solutions are critical for optimizing the performance, power, and area (“PPA”) of semiconductors and electronic systems while accelerating time-to-market. This demand is further amplified by rapid advancements in integrated circuit manufacturing technology. To ensure our customers can fully capitalize on these innovations, we remain committed to significant investments in Research and Development (“R&D”).
Our business is also propelled by the differentiation and measurable value our products and solutions deliver to our customers and partners. As innovation accelerates, our products and solutions address critical challenges in electronic design, including power efficiency, performance, chip area, and cost. Our customers rely on our solutions to provide superior quality of results, enhanced engineering productivity, and unmatched reliability. These capabilities have become increasingly vital as customers pursue sustainability goals by developing energy-efficient products. Beyond traditional electronics, we have expanded into new verticals such as life sciences, leveraging our expertise in simulation and algorithmic design to unlock transformative growth opportunities.
Product Categories
Engineers depend on our solutions to navigate every stage of the electronic product design process, from initial concept to implementation and verification. Advanced AI technologies are integrated into our design platforms to empower users to create highly accurate digital twins—virtual models that replicate functionality, manufacturability, and compliance with industry standards. By leveraging sophisticated simulations, engineers can predict real-world performance, identify potential issues early, and optimize designs before transitioning to physical prototyping. This simulation-first approach delivers significant time and cost efficiencies, reduces the need for costly design iterations, and ensures customers have confidence that their products will perform safely, reliably, and as intended.

Aligned with our ISD strategy, we organize our offerings into three tightly integrated product categories: Core EDA, Semiconductor IP, and System Design and Analysis (“SD&A”). Core EDA encompasses the software, hardware, and services essential for the design and verification of a wide range of semiconductors. Our Semiconductor IP portfolio includes silicon subsystems, software, and related services that accelerate the semiconductor design process. The SD&A category provides solutions and services that enable the design and verification of complete electronic systems, from PCBs to complex system assemblies.
Core EDA
Our Core EDA products and solutions are essential in the design and verification of semiconductor chips, including analog, digital, mixed-signal, memory, radio-frequency (“RF”), and silicon photonics, and are widely used across multiple industries including automotive, aerospace and defense, consumer electronics, data centers, industrial, medical, and mobile. We work closely with leading semiconductor ecosystem partners to develop foundry process design kits (“PDKs”) to ensure our core EDA products and solutions meet manufacturing sign-off requirements. To address increasing design and manufacturing complexity, we integrate machine learning, generative AI and native cloud scalability in our solutions, enhancing design quality and engineering productivity.
Custom IC Design and Simulation
Virtuoso is our flagship platform used by engineers to design and verify analog, custom, RF, mixed-signal IC, memory, and photonics devices. It is considered the industry standard for custom and analog IC design, enabling high-performance, low-power, and differentiated silicon development. Its integrated simulation and analysis capabilities ensure circuit functionality, performance, and reliability under varying conditions, while comprehensive physical verification and signoff flows, including design rule checking (“DRC”) and layout-versus-schematic (“LVS”) verification, ensure manufacturing compliance.
Digital IC Design and Signoff
The Innovus™ platform is used by engineers to design and verify large digital ICs. Innovus is critical for customers to optimize their designs to achieve the best PPA. Its integrated physical verification and signoff capabilities, including DRC, LVS, static timing analysis (“STA”), and power analysis are necessary to ensure correct circuit functionality, while optimizing for PPA.
Functional Verification
Functional verification is a critical part of the design process, ensuring a chip's functional description matches its physical implementation. This process is repeated throughout the design cycle to identify potential issues early, reducing the risk of costly errors post-manufacturing. We offer two software solutions for functional verification: the Jasper Formal Verification Platform and the Xcelium™ Parallel Logic Simulation Platform. These tools help engineers align functional and physical views of a design, ensuring it passes all functional tests. Additionally, our Verisium™ generative AI solution enhances productivity, automation, and quality across the entire verification flow.
For high-performance chips like microprocessors, graphics processing units (“GPUs”), and AI processors, hardware acceleration and software prototyping are essential to handle and reduce the time necessary for large-scale functional tests that could otherwise take weeks or months. Our Palladium® Enterprise Emulation Platform and Protium™ field programmable gate arrays (“FPGA”)-Based Prototyping Platforms significantly reduce simulation times, enabling comprehensive chip verification, early bug detection, and hardware/software co-verification. The Palladium platform delivers high throughput, capacity, and reliability for global design teams, while the Protium platform accelerates the transition from emulation to prototyping, allowing earlier software development.
In fiscal 2025, we acquired industry‑leading technology that expands our AI‑driven design and verification capabilities to include advanced agentic AI technology purpose‑built for semiconductor development. This technology leverages deep design understanding, intelligent test planning, automated test generation, and AI‑assisted debugging to accelerate functional verification workflows. This technology, deployed at leading chip companies and hyperscalers, is integrated with our Xcelium Logic Simulator, Jasper Formal Verification Platform, and other front-end verification technologies, reducing verification cycles from weeks to days and enabling customers to scale productivity.
With our acquisition of VLAB Works in fiscal 2025, we expanded our automotive electronic software and hardware development capabilities to include advanced virtual prototyping technology. VLAB Works’ industry-leading solutions include a high-performance virtual development environment (“VDE”) and an extensive catalog of virtual model components and integrated platforms. These solutions, along with the rest of VLAB Works’ portfolio, address embedded software development challenges across several markets, including automotive OEMs, Tier 1 suppliers, and semiconductor companies, supporting trends like software-defined vehicles (“SDVs”) and software-defined systems (“SDx”).

Semiconductor IP
Our Semiconductor IP portfolio features strategic, mission-critical design architectures that customers integrate into their differentiated design blocks, system-on-chip (“SoC”) subsystems, and chiplets. These IP solutions are embedded in silicon chips deployed across high-volume markets, including automotive, hyperscale, mobile computing, and consumer products such as mobile phones and AI chips. Our offerings include controllers and physical interfaces widely used in computing, networking, and embedded systems. The portfolio spans PCI Express, Universal Accelerator Link, Compute Express Link, multiple memory interfaces such as High Bandwidth Memory and Graphics Double Data Rate, and other industry standards. Additionally, our Tensilica® configurable digital signal processors (“DSPs”) provide vertically targeted subsystems for AI, audio/voice, baseband, and vision/imaging applications. Our design IP portfolio also includes high-speed serializer/deserializer (“SerDes”), peripheral component interconnect (“PCI”), USB, and other standard protocols. Complementing these offerings, our Verification IP (“VIP”) portfolio enables system-level validation and integrates seamlessly with our Xcelium™ simulator and Palladium® Enterprise Emulation solutions.
In fiscal 2025, we expanded our design IP portfolio with the acquisition of the Arm Artisan foundation IP business, adding standard cell libraries, memory compilers, and general-purpose I/Os (“GPIOs”) optimized for advanced process nodes at leading foundries. This acquisition complements our existing protocol and interface IP, memory interface IP, and SerDes IP at advanced nodes, enhancing our ability to address SoC design challenges across markets such as automotive, data center, mobile, internet of things (“IoT”), and consumer electronics. These solutions reinforce our commitment to improving customers’ time to market while optimizing cost, power, and performance.
Also in fiscal 2025, we strengthened our embedded security capabilities with the acquisition of Secure-IC, a leader in embedded security IP, solutions, and evaluation tools. By combining Secure-IC’s expertise in cybersecurity with Cadence’s decades of experience in IP and subsystem design, we are able to deliver comprehensive system solutions that accelerate customers’ time to market and are designed to meet stringent security and regulatory requirements. These solutions address critical challenges in key markets, including automotive, data center, aerospace and defense, mobile, IoT, and consumer electronics.
System Design and Analysis
Our SD&A platform is a comprehensive solution that enables critical end-to-end system-level design and verification across chips, packages, PCBs, and complete electronic systems. The SD&A platform integrates advanced multiphysics simulation—including thermal, electromagnetic, and signal/power integrity—along with computational fluid dynamics to address growing complexity in heterogeneous integration and 3D-IC designs.
The core SD&A products include the Allegro X and OrCAD X platforms for PCB and advanced packaging, Sigrity X for signal and power integrity, AWR for RF design, Fidelity™ for computational fluid dynamics (“CFD”) and Celsius for thermal and airflow analysis, Clarity™ 3D Solver for electromagnetic and power electronics analysis and simulation, and Integrity™ 3D-IC solution for advanced 3D-IC and multi-chiplet designs. The Optimality™ Intelligent System Explorer, Reality™ Digital Twin, and Millennium Enterprise Multiphysics platform provide enhanced optimization, performance, and productivity with agentic AI-driven and high-performance digital-twin analysis capabilities. By embedding analysis earlier and at multiple stages during the design process, our SD&A solution helps customers reduce risk, ensure performance and reliability, and bring innovative products to market faster. These solutions also leverage agentic AI-driven optimization and cloud-native scalability to accelerate design and analysis and improve designer productivity.
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
The speed and proximity of signals on silicon, through packages to boards, and through connectors and cables, exposes these communications to various kinds of interference, generates heat, and emits electromagnetic radiation. Careful analysis is required for these systems to work as designed under a wide range of operating conditions, standards, and regulations. The complexity of these devices and signal transmissions requires analysis and simulation throughout the product lifecycle to meet these objectives. Our Clarity™ 3D Solver for electromagnetic and power electronics analysis and simulation, as well as our Celsius™ Thermal Solver, provide the foundation for multiphysics analysis technology, with complete electrical-thermal co-simulation for electronic systems from ICs to physical enclosures.
Our Fidelity™ CFD Software expands our ability to meet the growing design challenges of electronic and systems companies. Fidelity CFD is a physics-based analysis solution for mechanical design and complements the electronic system analysis portfolio. Our comprehensive suite of CFD solutions enables our customers to extend their multiphysics analysis workflows to address simulation and analysis challenges for applications such as aerodynamics, hydrodynamics, propulsion, turbomachinery, heat transfer, and combustion. Optimality™ Intelligent System Explorer is the industry’s first generative AI-driven multiphysics optimization solution. It delivers additional productivity, automation, and improved system-level power, performance and area and quality of results throughout the entire analysis flow.

Our Cadence Reality Digital Twin platform brings physics-based design and analysis to the data center sector for performance-aware design and operational planning. Data center professionals can future-proof designs and assess operational decisions with this digital twin and empower designers, owners, and operators to address the need for reliability, capacity, and energy efficiency.
Our Millennium™ Multiphysics Enterprise Platform is an industry-first turnkey AI-enabled digital twin and is designed to overcome traditional CFD speed/accuracy and compute resource limitations with a combination of GPU resident CFD solvers such as Fidelity LES for large eddy simulations (“LES”) and scalable high-performance hardware. In May 2025, we announced the M2000 supercomputer. The M2000 is a specialized, AI-accelerated platform co-developed with NVIDIA to dramatically speed up complex simulations in fields like semiconductor design, aerospace and defense, and drug discovery.
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
In fiscal 2025, we announced our intent to acquire the Design & Engineering (“D&E”) business of Hexagon Smart Solutions AB (“Hexagon”), including its MSC Software division, which is expected to accelerate our ISD strategy. Hexagon’s D&E business is recognized for its industry-leading technologies, including MSC Nastran for structural analysis and Adams for multibody dynamics simulation, that are widely used in aerospace and defense, automotive, robotics, and emerging fields like physical AI. With this addition, we will serve a broader customer base, including leading aerospace and defense and automotive OEMs and Tier 1 suppliers, while addressing critical design challenges in electric vehicles, autonomous systems, and advanced materials. Once complete, our acquisition of these solutions is expected to complement our 2024 acquisition of BETA CAE Systems, further strengthening our presence in the multi-billion-dollar structural analysis market.
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

	2025		2024		2023
	(In millions, except percentages)
Product and maintenance	$4,822	91%	$4,214	91%	$3,834	94%
Services	475	9%	428	9%	256	6%
Total revenue	$5,297		$4,642		$4,090
Product and maintenance revenue includes revenue from licensing our software and semiconductor IP, sales and leases of emulation hardware and the related maintenance on these licenses and sales.
Services revenue includes revenue received for performing engineering services (which are generally not related to the functionality of other licensed products), customized IP on a fixed fee basis, and sales from cloud-based solutions that provide customers with software, hardware and services over a period of time.
For additional information and analysis on our revenue, including revenue by geography, see the discussion under “Results of Operations” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our fiscal 2025 results of operations and our financial position as of December 31, 2025, see Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. We have elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were $7.8 billion as of December 31, 2025, which included $0.6 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
We estimate our remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of December 31, 2025, we expected to recognize 53% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 43% over the next 13 to 36 months and the remainder thereafter.

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
Governmental Regulations
We are subject to a variety of federal, state, local and foreign laws and regulations relating to our business and operations. These include, but are not limited to, laws and regulations related to trade controls, anti-corruption and anti-bribery, and data privacy and data protection and AI, as well as antitrust, competition, employment, income taxes, national security, foreign ownership and investment and the environment. The following describes certain significant laws and regulations that may impact our business. For additional information regarding risks related to these and other laws and regulations that may impact us, including existing restrictions imposed by the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”), as well as international relations, see Item 1A, “Risk Factors.”
Trade
We are subject to laws and regulations in the United States and other jurisdictions concerning the sale, shipment and transmission of our products and technology outside the United States and to foreign nationals, including tariffs, trade protection measures, import or export licensing requirements, sanctions and other trade regulations. In particular, the U.S. trade control laws and regulations have been amended over the past several years, including through the imposition of certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on the “Entity List” maintained by BIS, and regulations governing the sale and export of certain technologies.

In addition, as previously disclosed, on May 23, 2025, BIS informed us that a license was required for the export, re-export or in-country transfer of EDA software and technology classified under Export Control Classification Numbers (ECCNs) 3D991 and 3E991 on the Commerce Control List (“EDA Software and Technology”) when a party to the transaction is located in China or is a Chinese "military end user" on the "Military End-User List," wherever located. On July 2, 2025, BIS informed us that the license requirements set forth in the May 23, 2025 letter from BIS were rescinded effective immediately. These restrictions have had, and any subsequent restrictions may have, an adverse effect on our business, results of operations or financial condition, either directly or by impacting our customers’ products, and restrict our ability to license or support our products to certain companies in China. Moreover, we cannot predict whether or when any additional changes will be made that eliminate or decrease these restrictions, or change the duration of such restrictions, or impose new restrictions. For example, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and certain other sanctioned parties, to entities that are 50% or more owned by one or more of such entities. However, on November 11, 2025, BIS published a one-year suspension of the new rule that is currently set to expire on November 9, 2026, absent a future extension. Furthermore, increased restrictions on China exports may lead to additional regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on our business, results of operation, or financial conditions.
Trade regulations limiting or banning sales into certain countries or to certain companies, including economic and financial sanctions and trade embargoes administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, have impacted our ability to transact business in certain countries and with certain customers. Future trade regulations may also impact our ability to transact business with certain customers and in certain countries and may restrict certain non-U.S. person employees from performing their duties at Cadence without first obtaining appropriate authorization if their duties involve an export, reexport, or transfer of export-controlled technology.
Anti-corruption and anti-bribery
We are subject to laws and regulations in the United States and other jurisdictions concerning anti-corruption and anti-bribery, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which prohibit corrupt payments to governmental officials and bribes to other persons.
Data privacy and data protection
We are subject to laws and regulations in the United States and other jurisdictions governing data privacy and data protection, including the California Consumer Privacy Act and the EU/UK General Data Protection Regulation, which regulate our collection, handling and use of personal information.
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
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have been enacted. For example, at the U.S. state level, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act regarding the use of automated decision-making, which went into effect on January 1, 2026. At the federal level, the Federal Trade Commission has required other companies to disgorge valuable insights of trainings generated through the use of AI Technologies in certain cases where the company is alleged to have violated privacy and consumer protection laws. In addition, the EU Artificial Intelligence Act (the “EU AI Act”), which entered into force on August 1, 2024 and under which the majority of substantive requirements are expected to apply from August 2, 2026, applies to companies that develop, use and/or provide AI in the EU and – depending on the AI use case – includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, training data transparency, copyright compliance and technical documentation, and fines for breach of up to 7% of worldwide annual turnover. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.
Moreover, while these regulatory regimes continue to expand globally, in the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration and may rescind or amend other existing regulations relating to AI Technologies. In addition, the Trump administration has implemented an executive order that limits state-level regulation of AI Technologies, and may continue to implement new executive orders and/or other rules or administrative policies relating to AI Technologies in the future.

Competition
We operate in a highly competitive market, facing both domestic and international competition. Competition in our market is driven by several critical factors, including the ability to deliver continuous technological innovation, the quality and differentiation of product and service offerings, the strength and stability of customer relationships, the ability to attract and retain top engineering talent, and potential geopolitical trade restrictions. Our success hinges on providing comprehensive, integrated solutions that address the growing complexity of semiconductor and systems design.
Our competitors range from large, established providers to smaller, specialized firms, emerging companies, and internal design teams within major technology corporations. Key competitors include Synopsys, Inc., Ansys, Inc. (acquired by Synopsys), Siemens EDA, and a variety of other tool providers, electronics device manufacturers with in-house EDA capabilities, technical and computational software companies, electronics design and consulting firms, and IP companies. U.S.-based competitors include Keysight Technologies, Inc., Schrödinger, Inc., and CEVA, Inc., while international competitors include Altium Limited (acquired by Renesas Electronics Corporation) and Zuken, Inc. (Japan) and emerging players in China such as Huada Empyrean, Xpeedic Technology, X-EPIC, Primarius Technologies, Univista, and Giga Design Automation. Additionally, some competitors have pursued acquisitions, partnerships, or strategic alliances, potentially enhancing their competitive positioning.
In the engineering services business, competitive dynamics differ from those in the product business. While we compete with other computational software companies in this area, our competitors include independent engineering service providers. Many of these companies are also our customers, leveraging our product offerings in the delivery of their own services or products.
For more information on risks related to competitive factors affecting our business, see Item 1A, “Risk Factors.”
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
Cadence leaders are tasked with creating and sustaining our culture and therefore, they are measured on their contributions to the attraction, development, engagement of high-caliber talent, enhancing innovation capabilities and advancing our sustainability objectives.
Employees
As of December 31, 2025, we had approximately 13,800 employees. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in engineering roles.
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
The Cadence Giving Foundation, established in 2021, is committed to providing Cadence employees and others a means through which to carry out their volunteer activities as well as making an impact on our focus areas of AI for Good, science, technology, engineering and math (“STEM”) education and local communities. This is accomplished through various means, including grant making and partnerships with non-profit organizations committed to addressing these issues. We also make charitable contributions consisting of Cadence technology product donations.

Corporate Responsibility
We believe that, in general, the best and brightest talent is inclined to build a career with a responsible organization that positively impacts society. We are focused on doing our part to contribute to the health of the planet through initiatives to reduce our environmental footprint.
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
Fiscal Year End
Cadence’s fiscal year end is December 31, and its fiscal quarters end on March 31, June 30, and September 30.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table provides information regarding our executive officers as of February 18, 2026:

Name	Age	Positions and Offices
Anirudh Devgan	56	President and Chief Executive Officer
John M. Wall	55	Senior Vice President and Chief Financial Officer
Paul Cunningham	48	Senior Vice President and General Manager of the System Verification Group
Paul Scannell	60	Senior Vice President, Customer Success Team
Marc Taxay	57	Senior Vice President, General Counsel and Corporate Secretary
Chin-Chi Teng	60	Senior Vice President and General Manager of the Digital and Signoff Group
Our executive officers are appointed by our Board of Directors and serve at the discretion of our Board of Directors.
ANIRUDH DEVGAN has served as Chief Executive Officer of Cadence since December 2021 and President of Cadence since November 2017. From May 2012 to November 2017, Dr. Devgan held several positions at Cadence, most recently as Executive Vice President, Research and Development from March 2017 to November 2017 and Senior Vice President, Research and Development from November 2013 to March 2017. Prior to joining Cadence, from May 2005 to March 2012, Dr. Devgan served as Corporate Vice President and General Manager of the Custom Design Business Unit at Magma Design Automation, Inc., an EDA company. Dr. Devgan also serves as a director of Lam Research Corporation. Dr. Devgan has a B.Tech. in electrical engineering from the Indian Institute of Technology, Delhi, and an M.S. and Ph.D. in electrical and computer engineering from Carnegie Mellon University.
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
PAUL SCANNELL has served as Senior Vice President of Worldwide Field Operations (later renamed to Customer Success Team) of Cadence since May 2024. From 2005 to April 2024, Mr. Scannell held several positions at Cadence, including most recently as Corporate Vice President, Sales from June 2017 to April 2024. Prior to joining Cadence in 2005 through Cadence's acquisition of Verisity Ltd., Mr. Scannell served in key positions at Axis Systems, Inc., Synopsys, Inc. and Viewlogic Systems, Inc. Mr. Scannell has a B.S. in electrical engineering from Stevens Institute of Technology, an M.S. in electrical engineering from University of Southern California and an M.B.A. from Pepperdine University.

MARC TAXAY has served as Senior Vice President, General Counsel and Corporate Secretary of Cadence since May 2025. In this role, he is responsible for Cadence's global legal operations, including corporate governance, commercial transactions, employment law, export compliance, government affairs, intellectual property, litigation, mergers and acquisitions, and stock administration. Prior to Cadence, from March 2016 to May 2025, Mr. Taxay served as Senior Vice President and General Counsel at Arista Networks Inc., a cloud networking solutions company, overseeing legal affairs including commercial transactions, intellectual property, corporate governance, securities and compliance. Prior to Arista Networks Inc., Mr. Taxay served as General Counsel at MedeAnalytics, Inc., Assistant General Counsel at Coremetrics, and was a partner at Cohen & Grigsby. Mr. Taxay holds a B.A. in Political Science and a J.D. from the University of Michigan.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the sections below, that could adversely affect our business, financial condition, growth prospects, demand for our products and services, reputation and the trading price of our common stock, and make an investment in us speculative or risky. The following does not summarize all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
Risk Factors Summary
Business and Operational Risks
•We have experienced varied operating results, and our operating results for any particular fiscal period are affected by the timing of revenue recognition, particularly for our hardware, IP and certain software products.
•The growth of our business depends primarily on the semiconductor and electronics systems industries.
•Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, may negatively affect our business and reduce our bookings levels and revenue.
•We are subject to governmental export and import controls that subject us to liability and impair our ability to compete in global markets as well as a variety of other laws and regulations.
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
•We may not realize opportunities presented by AI and may incur reputational and financial harm and liability as a result of issues relating to the management and governance of our use of AI.
•Cyberattacks that compromise the confidentiality, integrity or availability of our or our third-party providers’ information technology systems or confidential information could materially harm our reputation, business, financial condition and results of operations.
•Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security, processing and cross-border transfer of Personal Information (as defined below) could adversely affect our business, financial condition and results of operations.
•We rely on third-party data center providers and any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
•Doing business with the public sector and heavily-regulated entities subjects us to risks related to government procurement processes, regulations and contracting requirements.
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
•Our business is subject to the risk of natural disasters, global climate change and other catastrophic events.

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
•Our debt obligations expose us to risks that could adversely affect our business, financial condition and results of operations, and could prevent us from fulfilling our obligations under such indebtedness.
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
•Various factors could increase our future borrowing costs or reduce our access to capital, including a lowering or withdrawal of the ratings assigned to us and our Senior Notes by credit rating agencies.

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
The growth of our business depends primarily on the semiconductor and electronics systems industries.
Purchases of our products and services are dependent upon the commencement of new design projects by semiconductor and electronics systems companies. The semiconductor and electronics systems industries are cyclical and are characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The semiconductor and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries’ and their customers’ products.
The increasing complexity of designs of semiconductors and electronic systems and customers’ concerns about managing costs have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers have chosen to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require the most advanced EDA products. If growth in the semiconductor and electronics systems industries slows or stalls, then demand for our products and services could decrease and our business, financial condition and results of operations could be adversely affected. Additionally, as the EDA industry has matured, stronger competition has emerged from companies better able to compete as sole source vendors. This increased competition could cause our revenue growth rate to decline and exert downward pressure on our operating margins, which would have an adverse effect on our business, financial condition and results of operations.

Furthermore, the semiconductor and electronics systems industries have become increasingly complex and interconnected ecosystems. Many of our customers outsource the manufacturing of their semiconductor designs to foundries. Our customers also frequently incorporate third-party IP, whether provided by us or other vendors, into their designs to improve the efficiency of their design process. We work closely with major foundries to help ensure that our products are compatible with their manufacturing processes. Similarly, we work closely with other major providers of semiconductor IP, particularly microprocessor IP, to optimize our EDA products for use with their IP designs and to help ensure that their IP and our own IP products work effectively together, as we may each provide for the design of separate components on the same chip. If we fail to optimize our products for use with major foundries’ manufacturing processes or major IP providers’ products, or if our access to such foundry processes or third-party IP products is hampered, then our products and services may become less desirable to our customers, resulting in an adverse effect on our business, financial condition and results of operations.
Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, may negatively affect our business and reduce our bookings levels and revenue.
Uncertainty caused by challenging global political and economic conditions, including inflation, interest rates, bank failures, government deficit concerns, government shutdowns or political stalemates, geopolitical conflicts and other adverse changes to international relationships among countries in which we or our customers operate or do business, protectionist measures or decline in corporate or consumer spending could negatively impact our customers’ businesses, reducing the number of new chip designs and their overall research and development spending, including their spending on our products and services, and as a result decrease demand for our products and services. Adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures and failure by the U.S. Congress to increase the U.S. federal debt ceiling on a timely basis, or concerns or speculation about any similar events or risks, have led and could lead to further credit downgrades and market-wide liquidity problems, which in turn may cause customers and other third parties to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Public health emergencies and reactionary measures by governments and businesses have also had, and could in the future have, the effect of curtailing economic activity and causing substantial volatility and disruption in global markets. Decreased bookings for our products and services, customer bankruptcies, consolidation among our customers, or problems or delays with our hardware suppliers or with the supply or delivery of our hardware products could also adversely affect our ability to grow our business or adversely affect our future revenue and financial results.
There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. A significant disruption in any area where we or our customers operate or do business could reduce customer demand, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations. In addition, there is currently significant uncertainty in the global economy and the future relationship among the United States and various other countries, caused by increased geopolitical instabilities and changes in global trade policies. For example, the ongoing geopolitical and economic uncertainty between the United States and China, where we conduct business and have derived a substantial percentage of our revenue, the unknown impact of current and future U.S. and Chinese trade regulations, including tariffs and other trade restrictions, and geopolitical risks with respect to Taiwan, which serves as a central hub for the technology industry supply chain, could, directly or indirectly, materially harm our business, financial condition and results of operations. Similarly, many of our suppliers, vendors and other entities with whom we do business have strong ties to doing business in China and other countries impacted by recent tariffs and other trade restrictions. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. Moreover, these tariffs and any other trade restrictions imposed on our suppliers could adversely affect our business, financial condition and results of operations through reduced demand for our products and services, cancelled orders, supply chain disruptions, increased transaction costs and increased expenses.
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
We must comply with the import and export restrictions and regulations and economic sanctions laws of the United States and of certain other countries in selling, providing or shipping our products and transferring our technology outside the United States, to foreign nationals (including foreign nationals within the United States) or across borders. Changes in our products or services, or changes in and continued expansion of these laws and regulations, including new or increased tariffs, trade protection measures, sanctions, trade embargoes and other trade barriers, may create delays in the introduction of our products or services into international markets and prevent our customers from deploying our products or services. In some cases, such changes have prevented and may further prevent the export or import of our products or services to certain countries, governments or persons altogether, or may result in increased costs for us, which could reduce our competitiveness, or for our customers, which could affect their purchasing behaviors. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets would likely harm our business, financial condition and results of operations.
For example, U.S. trade control laws and regulations have been amended over the past several years, including through the imposition of certain export control restrictions concerning advanced node IC production in China, the inclusion of additional Chinese technology companies on BIS “Entity List” and regulations governing the sale and export of certain technologies. If a customer was added to the Entity List or became subject to new or expanded trade restrictions, it could have a negative effect on our ability to sell products and provide services to these customers. In addition, the issuance of new or expanded trade restrictions, such as the continued expansion of the military end-user and military end-use rule, the foreign-direct product rules, or any other rule that prevents or places restrictions on a class of commodities, software or technology from export or re-export to any specific country or countries without a license, could increase our costs or expenses.
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
We cannot predict whether or when any additional changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer, technology, country or region or the long-term effects on our business or our customers’ businesses. For example, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and certain other sanctioned parties, to entities that are 50% or more owned by one or more of such entities. However, on November 11, 2025, BIS published a one-year suspension of the new rule that is currently set to expire on November 9, 2026, absent a future extension. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that certain restrictions, even if not directly applicable to us, may impact our customers' products which may have an adverse effect on demand for our products, or that a country-specific export control may limit or prevent our employees who are nationals of the restricted country from performing their duties unless a license can be obtained. Additionally, our business may also be impacted by other trade restrictions that may be imposed by the United States, China or other countries. For example, the United States and other global actors have imposed economic sanctions on Russia and other entities and individuals as a result of the Russian invasion of Ukraine and conflicts in the Middle East. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and could continue to trigger retaliatory actions by affected countries. For instance, the United States has increased use of Section 232 trade authorities to impose tariffs on certain commodities, including certain articles of steel, aluminum and copper. In response to these and other U.S. measures, China and other countries have taken a range of retaliatory measures. These include the imposition of retaliatory tariffs on certain U.S.-origin goods; the implementation of new export controls by China on various critical minerals, including rare earths metals; the scheduling of further retaliatory tariff measures; and other actions that may affect us directly or indirectly. The Chinese government has also responded to U.S. actions by adding U.S. companies to an “unreliable entity list,” which limits the ability of listed companies to engage in business with Chinese customers.
Failure to obtain import, export or re-export licenses or permits when required or restrictions on trade imposed by the United States or other countries could harm our business by rendering us unable to sell or ship products and transfer our technology outside of the United States or across borders. Delays, uncertainty or an inability to obtain required export licenses in a timely manner, including as a result of government processing backlogs or policy changes, could cause delays in scheduled shipments and may impact our business and customer relationships. In addition, if our customers fail to obtain appropriate import, export or re-export licenses or permits for re-sale of our products, we may also be adversely affected through reputational harm and penalties and may not be able to provide support related to those items. Although we have implemented risk-based policies and procedures that are reasonably designed to comply with all applicable trade restrictions, from time to time we and governmental authorities inquire into particular transactions.

Specifically, as previously disclosed, on July 27, 2025, we reached a settlement with each of BIS and the U.S. Department of Justice ("DOJ") that resolved matters relating to export control violations that occurred between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS. As part of the settlements, we entered into a plea agreement with the DOJ pursuant to which we agreed to plead guilty to one count of conspiracy to commit export controls violations. The plea agreement has a three-year probationary term and includes obligations to implement additional export compliance programs and policies, including ongoing reporting and certification requirements and risk assessments, as well as obligations to cooperate in any ongoing or future investigations. In addition, we have entered into an administrative settlement agreement with BIS. Obligations under the administrative settlement agreement include two internal annual audits of our export compliance programs. Compliance with the administrative settlement agreement is a condition to our continued ability to export products. Under the agreements, we paid BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during the three months ended September 30, 2025.
Failure to comply with the terms of the plea agreement, the administrative settlement agreement or our probation could result in further criminal, civil, or administrative proceedings or denial of export privileges. Such failure or any resulting further government action could materially and adversely affect our reputation, business, financial condition and results of operations. Further, our ongoing obligations under these agreements will generally apply to any new business entities we acquire, which could limit our ability to acquire new businesses that may be strategically important to us, and our continued acquisition and integration of other businesses could increase our risk of a violation. Our ongoing obligations under these agreements will also generally apply to any purchaser of our company or our material business operations, which could deter a potential acquisition of our company. In addition, political, media or other scrutiny surrounding these matters or their outcome could cause significant expense and reputational harm and distract senior executives from managing normal day-to-day operations. Entry into the settlements, including the plea agreement and the administrative settlement agreement, exposes us and our directors, officers and employees to further inquiries or other actions by other governmental authorities, including in China, which could materially and adversely affect our ability to operate and do business in China. We could also face challenges in our future business dealings with government agencies, including the potential for debarment from U.S. government contracts. Any of the foregoing could further materially and adversely affect our reputation, business, financial condition and results of operations.
The laws and policies of the United States and other countries in this area are evolving and changing, and we have experienced and may continue to experience challenges in complying with new rules as they become effective. The application and interpretation of these laws and policies can also be uncertain and change over time, and we may need to adjust our policies and procedures accordingly. In addition to the matters described above, any further failure or alleged failure to comply with these laws and policies could have negative consequences, including significant legal costs, government investigations, penalties, denial of export privileges and debarment from participation in U.S. government contracts, any of which could have a material adverse effect on our reputation, business, financial condition and results of operations.
In addition to trade control laws, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, anti-bribery, tax, corporate governance, financial and other disclosures, competition, antitrust, data privacy, data protection, cybersecurity and employment. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly, and changes to these laws, or their interpretations, may require us to make significant changes to our business operations that may adversely affect our business overall. The policies and procedures we have implemented to assist our compliance with these laws and regulations do not provide complete assurance that our employees, contractors, agents or partners will not violate such laws and regulations. Any violation individually or in the aggregate could have a material adverse effect on our reputation, business, financial condition and results of operations. For more information about the import and export restrictions and regulations that we may be subject to, see “Governmental Regulations—Trade” under Item 1 of Part I of this Annual Report.
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
•    unanticipated costs, assumed liabilities or challenges in enforcing consistent controls over the acquired business, including those related to an acquired company's disclosure controls and procedures, internal control over financial reporting, cybersecurity, taxes and other compliance programs;
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
Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively is impacted by geopolitical conflicts, trade tensions and increased global scrutiny of foreign investments and acquisitions and investments in the technology sector. The United States has adopted, or is considering adopting, restrictions on transactions involving foreign investments. For example, the U.S. government implemented an outbound investment review mechanism, effective January 2, 2025, which could limit our ability to pursue investment opportunities outside the United States. These restrictions, which impose certain notification requirements and prohibitions on investments by U.S. persons in sensitive sectors in China, such as semiconductors, quantum information technologies and artificial intelligence systems, may prevent us from capitalizing on opportunities that could otherwise benefit our business and stockholders. In addition, several other countries have also adopted, or are considering adopting, similar restrictions. Further, antitrust authorities in the United States and a number of countries have also reviewed acquisitions and investments in the technology industry with increased scrutiny. Governments may continue to adopt or tighten restrictions of this nature, some of which may apply to acquisitions, investments or integrations of businesses by us, and such restrictions or government actions could negatively impact our business and financial results.
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

IP infringement and misappropriation claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, financial condition and results of operations.
IP claims and litigation have compelled and could in the future compel us to do one or more of the following:
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
If we were compelled to take any of these actions, our reputation, business, financial condition and results of operations might suffer.
Our success is highly dependent upon the legal protection of our proprietary technology, as well as software and other IP rights licensed to us by third parties, and we cannot assure that the precautions taken to protect our rights will be adequate or that we will continue to be able to adequately secure such IP rights from third parties.
Our success depends, in part, upon our proprietary technology and our ability to secure, protect and enforce our IP rights in our proprietary technology. We generally rely on a combination of patent, copyright and trademark law, trade secret protection and confidentiality or licenses agreements with our employees, contractors, customers, business partners and others to establish and protect our rights in our proprietary technology and products. Despite the precautions we may take to protect our IP rights, from time to time third parties may challenge, invalidate or circumvent these safeguards. Our patents and other IP rights may not provide us with sufficient competitive advantages. Patents may not be issued on any of our pending applications and our issued patents may not be sufficiently broad to protect every feature of our technology. In addition, we believe that the protection of our trademark rights is an important factor in product recognition, protecting our brand and maintaining goodwill, and if we do not adequately protect our rights in our trademarks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired, which could harm our brand and our business. Furthermore, the laws of foreign countries may not protect our proprietary rights in those countries to the same extent as applicable law protects these rights in the United States, and we may encounter difficulties in our attempts to protect our IP in foreign jurisdictions, particularly with respect to trade secret rights and including as a result of impacts from changes in international trade relationships. The protection of our IP may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our IP may not adequately protect our rights, or deter or prevent third parties from infringing or misappropriating our proprietary rights. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have divulged proprietary or other confidential information to us. Litigation brought to protect and enforce our IP rights could be costly, time consuming and distracting to management. Furthermore, our efforts to enforce our IP rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our IP rights, which could result in the impairment or loss of portions of our IP rights.
Many of our products include software or other IP licensed from third parties. We may need to seek new or renew existing licenses for such software and other IP. Our engineering services business holds licenses to certain software and other IP owned by third parties, including that of our competitors. In addition, we use open source software in our products, and due to uncertainties regarding the interpretation of open source software licenses, there is a risk that our use of open source software is inconsistent with what the copyright owners had intended, which could lead to disputes and enforcement actions. From time to time, there have been claims against companies that distribute or use open source software in their products, asserting that open source software infringes the claimants’ IP rights. We could be subject to suits by parties claiming infringement of IP rights in what we believe to be licensed open source software. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products or incur additional costs to remove and/or replace the affected open source software, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurances of title or controls on origin of the software. Moreover, many of the risks associated with use of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. While we have established processes designed to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, we cannot guarantee that our processes for controlling our use of open source software in our products and services will be effective.
Our failure to obtain third party software, other IP licenses or other IP rights that are necessary or helpful for our business on favorable terms (or at all), or our need to engage in litigation over these licenses or rights, could seriously harm our business, financial condition and results of operations. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.

We may not realize opportunities presented by AI and may incur reputational and financial harm and liability as a result of issues in the development and use of AI.
We use AI Technologies throughout our business and are making significant investments in AI initiatives, including expanding our generative AI platform and applications, to enable our customers to optimize their products’ performance, increase the productivity of their design teams and workflows and develop AI solutions themselves. AI Technologies are complex and rapidly evolving, and we face significant competition from other companies. Such other companies may develop AI Technologies that are similar or superior to ours and/or are more cost-effective and/or quicker to develop, deploy and maintain. Any inability to develop, offer or deploy new AI Technologies as effectively, as quickly and/or as cost-efficiently as our competitors could have a materially adverse impact on our operating results, customer relationships and growth. We expect that increased investment will be required in the future to continuously improve our development and use of AI Technologies. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital, and we may incur unanticipated liabilities. Moreover, the long-term trajectory of this technological trend is unknown, and we may not be successful in our ongoing development and maintenance of AI Technologies in the face of novel and evolving technical, reputational and market factors. We may incur significant costs, resources, investments, delays and not achieve a return on investment or capitalize on opportunities presented by AI Technologies, and we could incur financial losses.
While AI Technologies may drive future growth in the semiconductor and electronics systems industries as well as our business, worldwide markets for AI-enabled products may not develop in the manner or time periods we anticipate, or at all. If domestic or global economies worsen, overall spending on the development of AI-related products may decrease, which would adversely impact demand for our products in these markets. Even if the demand for AI-enabled products develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ needs, we may miss a significant opportunity and our business, financial condition and results of operations may be adversely affected. In addition, because the markets for AI-related products are still emerging, demand for these products may be unpredictable and may vary significantly from one period to another.
Further, the introduction of AI Technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our reputation, business, financial condition and results of operations. The regulatory framework governing the use of AI Technologies is rapidly evolving. Existing laws and regulations, such as data privacy and antitrust regimes, may apply to us or our customers in new ways, and many U.S. federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. For example, the EU Artificial Intelligence Act (the "EU AI Act") establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes fines for breach of up to 7% of worldwide annual turnover. In addition, the Federal Trade Commission has required other companies to disgorge valuable insights or trainings generated through the use of AI or machine learning technologies where they allege the company has violated privacy and consumer protection laws. Existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
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
The implementation of AI Technologies may accelerate or exacerbate potential risks related to technological developments. These risks include the possibility of AI Technologies malfunctioning, producing biased, misleading or inaccurate content or failing to meet performance expectations. The development and deployment of AI Technologies carries the risk of other unintended consequences, such as ethical concerns, privacy violations and negative public perception. The rapid evolution of AI Technologies requires the application of resources to help ensure that AI is implemented responsibly in order to minimize unintended, harmful impact. If the development or use of AI Technologies by us or our customers draws controversy due to perceived or actual impact on human rights, IP, privacy, security, employment or the environment or in other social contexts, we may experience brand or reputational harm, competitive harm or legal liability. For more information about laws and regulations governing the use of AI Technologies, see “Governmental Regulations—Artificial intelligence” under Item 1 of Part I of this Annual Report.

Cyberattacks that compromise the confidentiality, integrity or availability of our or our third-party providers' information technology systems or confidential information could materially harm our reputation, business, financial condition and results of operations.
We rely on hardware, software, digital infrastructure and computing networks for both internal and customer-facing operations that are critical to our business (collectively, “IT Systems”). We own and manage certain IT Systems but also rely on third parties for IT Systems and related products and services, including cloud computing. In addition, we and certain third-party providers collect, maintain and process data about our customers, employees, business partners and others, including information that relates to individuals and/or constitutes “personal data,” “personal information,” "personally identifiable information" or similar terms under applicable data privacy laws (collectively “Personal Information”), as well as proprietary data such as trade secrets (together with Personal Information, “Confidential Information”).
We face numerous, evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, Confidential Information, products and services, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and malicious insiders, as well as through diverse attack vectors, such as social engineering (including phishing), malware (including ransomware) and denial-of-service attacks, and due to human or technological error, such as misconfigurations, “bugs” or other vulnerabilities in software or hardware. Additionally, advances in technology, an increased level of sophistication and expertise of hackers, widespread access to generative AI, and new discoveries in the field of cryptography increase the risk of significant compromises or breaches of our IT Systems or security measures implemented to protect our systems. We and certain of our third-party service providers have experienced cyberattacks and other security incidents in the past and will continue to experience varying degrees of attacks and incidents in the future. Any such incidents could compromise our or our providers' IT Systems, which could cause system disruptions or slowdowns and lead to the Confidential Information stored on our or third-party systems being accessed, publicly disclosed, lost or stolen. Any actual or perceived unauthorized access or disclosure to our Confidential Information poses significant risk to our business as it could result in reputational and financial harm and further subject us to liability to our customers, suppliers, business partners and others. While to date no incidents have had a material impact to our operations or financial results, we cannot guarantee that material incidents will not occur in the future.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including AI – that circumvent security controls, evade detection and remove forensic evidence. Techniques used to obtain unauthorized access or to sabotage information systems change frequently and include zero-day software vulnerabilities that are unknown until exploited by threat actors. As a result, we may be unable to promptly or effectively detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. Furthermore, state-supported and geopolitical-related cyberattacks against companies such as ours may increase due to geopolitical conditions. A cyberattack on our IT Systems or IT Systems of one of our third-party providers or customers could result in material adverse impacts due to any or all of the following: compromise to our Cadence Cloud portfolio, which includes both our managed and customer-managed environments, and our data centers and those of our customers and end users; corruption or stealing of Confidential Information such as proprietary information related to our (or our customers') business, products, services and infrastructure or Personal Information; manipulation or stealing of financial data and assets; and/or disruption of our systems and services and those of our customers and others. As a result, we could be exposed to a risk of loss or misuse of Confidential Information, loss of financial assets, business interruption, regulatory investigations, litigation and other liabilities and costs.
Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party providers’ IT Systems, including those that store our Confidential Information, can materially impact our operations and financial results. Moreover, hardware, software or applications we develop or procure from third parties or through open source solutions may contain defects in design or manufacture or other vulnerabilities and are susceptible to compromise. In addition, we have acquired and continue to acquire companies with less sophisticated security measures, and it takes time to align their security practices to meet our information security policies, procedures and controls, which exposes us to increased cybersecurity and other integration risks. There can be no assurance that our cybersecurity risk management strategy, program, policies, processes and controls will be fully implemented, complied with or effective in protecting any systems or information.
An actual or perceived breach of IT Systems or Confidential Information managed by us or a vendor could significantly impact our business through diminished market perception of the effectiveness of our security measures, legal or regulatory actions, substantial fines, penalties and required changes to our business practices, damage to our reputation or our business, loss of existing customers and our ability to obtain new customers (including government customers), significant restoration, remediation and compliance costs, and cause harm to our financial condition. Any or all of the foregoing could materially adversely affect our business, financial condition and results of operations. Also, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security, processing and cross-border transfer of Personal Information could adversely affect our business, financial condition and results of operations.
In connection with running our business, we receive, store, use and otherwise process Personal Information, including from and about actual and prospective customers and users, as well as our employees and business contacts. We are therefore subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and handling of Personal Information. For example, the EU/UK General Data Protection Regulation, the California Consumer Privacy Act and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to Personal Information of their respective residents and provide residents with similar rights with respect to their Personal Information. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.
The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application, or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.
It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our reputation, business, financial condition and results of operations could be materially adversely affected.
We rely on third-party data center providers and any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.
We outsource substantially all of the infrastructure relating to our cloud solutions to third-party hosting services. Customers of our cloud-based products need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. In addition, we rely on third-party providers to operate certain data centers that support our customers and users’ access to our applications and services. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure that may be caused by cyberattacks, natural disasters, fires, floods, severe storms, earthquakes, power loss, telecommunications failures, outbreaks of contagious diseases, terrorist or other attacks and other similar events beyond our control could negatively affect our cloud-based products and applications. A prolonged service disruption affecting our cloud-based solutions or our customers’ and other users’ access to our applications would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud-based solutions for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.
Doing business with the public sector and heavily-regulated entities subjects us to risks related to government procurement processes, regulations and contracting requirements.
We provide products and services to governmental and heavily-regulated entities, directly and through our business partners. The procurement process is highly competitive and time-consuming, may be subject to political influence and may involve different rules and conditions on the offering or pricing of products and services. We incur significant up-front time and expense without any assurance that we or our business partner will win a contract. Beyond this, demand for our products and services may be adversely impacted by public sector budgetary cycles and funding availability. Further, even if we or our business partners are successful in receiving a contract award, that award could be challenged during a bid protest process, which may result in an increase in expenses, an unfavorable modification, delay in the startup and funding of the work or loss of an award.
Our public sector customers may have contractual, statutory or regulatory rights to terminate contracts with us or our business partners for convenience, in which case we may not be able to collect fees for products or services delivered, or due to a default, in which case we may be liable for replacement costs incurred by the customer. Further, we are required to comply with a variety of complex laws, regulations and contractual provisions that give public sector customers substantial rights and remedies, many of which are atypical in commercial contracts. Failure by us and/or our business partners to comply with these obligations could create legal, contractual and customer satisfaction issues.
Governments routinely investigate and audit compliance with contractual or regulatory requirements. If we or our business partners fail to comply with applicable requirements, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, cost associated with the triggering of price reduction clauses, fines and suspensions or debarment from future government business, all of which may adversely affect our business.
Further, we are increasingly doing business in heavily-regulated industries, such as automotive, consumer, mobile, aerospace and defense, data centers, hyperscale computing, industrial automation, life sciences and biotech. Current and prospective customers in those industries may be required to comply with more stringent regulations to use our products and services. In addition, regulatory agencies may impose requirements that we may not meet. Customers in these heavily-regulated industries often have a right to conduct audits of our systems, products and practices, and in some cases the regulators of customers in heavily-regulated industries may directly examine vendors that provide outsourced services to such customers. If one or more customers and/or regulators determine that some aspect of our business does not meet regulatory requirements, our ability to continue or expand our business with those customers may be restricted.
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

dollar, Chinese renminbi, Japanese yen, European Union euro, British pound, Indian rupee, Taiwan dollar and Israeli shekel, from time to time have an effect on our revenue or operating results.
Fluctuations in the exchange rate between the U.S. dollar and other currencies could seriously affect our business, financial condition and results of operations, including due to inflation, devaluations and currency controls. If we price our products and services in a non-U.S. market in the local currency, we receive fewer U.S. dollars when the local currency declines in value relative to the U.S. dollar. If we price our products and services in a non-U.S. market in U.S. dollars, a decrease in value of the local currency relative to the U.S. dollar could result in our prices being uncompetitive in that market. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency, which increases our operating expenses in that region. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and exchange rate movements may adversely impact our results of operations as expressed in U.S. dollars. For more information, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”
We depend upon our management team and qualified employees, and our failure to attract, train, motivate and retain them may make us less competitive and therefore harm our results of operations.
Our business depends upon the continued services, efforts and abilities of our senior management and other qualified employees. Competition for highly skilled executive officers and employees can be intense, particularly in geographic areas recognized as high technology centers. In addition, competition for qualified personnel, including software engineers, in the EDA, commercial electronics engineering services, IP industries and AI industries has intensified. Further, increased uncertainty regarding social, political and immigration policies, including changes to the rules regarding H1-B visas, in the United States and abroad may make it difficult to recruit employees with adequate experience. Current and future restrictions on the availability of visas or increased costs of visas could impair our ability to employ skilled professionals. We have experienced delays in the issuance and processing of visas, and may continue to experience such delays. In addition, governmental policies resulting in increased funding of domestic technology companies, such as China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030, has caused and may continue to cause difficulty in retaining and attracting local talent. We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in training, retaining and motivating existing personnel. Our ability to do so also depends on how well we maintain a strong workplace culture that is attractive to employees, particularly as we have transitioned employees back to the office generally four days a week, which may impact our ability to retain and hire employees. Further, some of our employees are represented by unions or work councils, and unionization of significant employee populations could cause slowdowns or work stoppages, decrease our operating flexibility or result in increased costs and other changes necessary to respond to changing conditions and to establish new relationships with the relevant representatives. Additionally, hiring and training of new employees may be adversely impacted by global economic uncertainty. From time to time, there may be changes in our management team resulting from the hiring and departure of executive officers, and as a result, we may experience disruption to our business that may harm our operating results and our relationships with our employees, customers and suppliers may be adversely affected.
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
We have substantial cash requirements in the United States and significant operations outside the United States. As of December 31, 2025, approximately 29% of our cash and cash equivalents balance was held by subsidiaries outside the United States. We cannot accurately predict the full impact that evolving macroeconomic and geopolitical conditions may have on our cash flows and there are administrative processes associated with repatriation of foreign earnings that could affect the timing of returning cash to the U.S. from non-U.S. jurisdictions. Accordingly, if our U.S. cash is insufficient to meet our future funding obligations in the United States, we could be required to seek funding sources on less attractive terms, which could negatively impact our results of operations, financial position and the market price of our common stock.
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
Our business is subject to the risk of natural disasters, global climate change and other catastrophic events.
Our corporate headquarters, including certain of our research and development operations and certain of our distribution facilities, and a significant portion of our employees are located in the Silicon Valley area of Northern California, a region known to experience seismic activity and wildfires. Our offices around the world may also be adversely impacted by natural disasters, including those intensified by climate change. Our offices, and those of our customers and suppliers, can be disrupted by droughts, extreme temperatures, fires, flooding and other climate change-related risks, as well as earthquakes, actions by utility providers, cybersecurity attacks, terrorist attacks, telecommunication failures and other catastrophic events such as an actual or threatened public health emergency. Catastrophic or climate change-related events could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers' orders. If a catastrophic event occurs at or near our offices or where our employees are located, or utility providers or public health officials take certain actions (e.g., shut off power to our facilities or impose travel restrictions), our operations may be interrupted, which could adversely impact our business and results of operations. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. If a catastrophic event impacts a significant number of customers, resulting in decreased demand for their and our products, or our ability to provide services and maintenance, our business and results of operations could be adversely impacted.
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
The industries in which we do business are highly competitive and require us to identify and develop or acquire innovative and cost-competitive products, integrate them into platforms and market them in a timely manner. Failure to compete successfully could seriously harm our business, financial condition and results of operations. Factors that could affect our ability to compete successfully include:
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
We may recognize additional tax expense and be subject to additional tax liabilities due to changes in tax laws, regulations, and administrative practices and principles, including changes to the global tax framework, in various jurisdictions. In recent years, multiple domestic and international tax proposals were proposed to impose greater tax burdens on large multinational enterprises. For example, the Organisation for Economic Co-operation and Development continues to advance proposals or guidance in international taxation, including the establishment of a 15% global minimum tax. In addition, the One Big Beautiful Bill Act (“OBBBA”) enacted in the United States on July 4, 2025, included significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2025 and others effective from fiscal 2026.
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
From time to time, we or our products or technologies are involved in or subject to disputes and legal proceedings that arise in the ordinary course of business. These include disputes and legal proceedings related to IP, indemnification, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. Governments and regulatory agencies in the jurisdictions in which we operate also open or initiate inquiries, investigations or regulatory proceedings from time to time. For information regarding legal proceedings in which we are currently engaged, please refer to the discussion under Note 18 in the notes to consolidated financial statements. The final outcome of these legal proceedings or any other proceedings that may arise in the future could have an adverse effect on our reputation, business, financial condition and results of operations. Legal proceedings can be time consuming, expensive and divert management’s time and attention from our business, which could adversely affect our revenue and operating results.
Errors, defects or other issues with our products and services could expose us to liability and harm our business.
Our customers use our products and services in designing and developing products that involve a high degree of technological complexity, each of which has its own specifications. Because of the complexity of the systems and products with which we work, including the interoperation of our products with third party products in a customer's environment, some of our products and designs can be adequately tested only when put to full use in the marketplace. As a result, from time to time, our customers or their end users discover errors or defects in our software or the systems we design, or the products or systems incorporating our designs and IP may not operate as expected. Errors, defects or issues arising from interoperability with third party products, whether or not our products are the source of such problems, could result in reputational damage, failure to attract new or retain existing customers or market share and acceptance, diversion of development resources to resolve the problem, loss of or delay in revenue or payments and increased service costs and liability.
Although we generally have limitation of liability provisions in our standard terms and conditions of sale, in some circumstances, we may be required to indemnify a customer in full, without limitation, for certain liabilities, including for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of IP rights, or other liabilities relating to or arising from our products, services or acts or omissions under our agreements with customers. Large indemnity payments could harm our business, financial condition and results of operations. Furthermore, any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products and services and adversely affect our business, financial condition and results of operations. In addition, although we do not control what our products are used for and our standard terms and conditions generally disclaim liability for our customers’ products, the sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not apply or may not fully cover claims asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources or cause reputational damage.
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Nasdaq and the FASB, as well as evolving investor, customer, employee and other stakeholder expectations around corporate governance, executive compensation and environmental and social practices and related disclosures. These rules, regulations and expectations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by U.S. and foreign governments, making compliance more difficult and uncertain. For example, in January 2025, President Trump signed an executive order directing federal agencies to take steps to target diversity, equity and inclusion practices in the private sector, including directing each agency to identify up to nine opportune civil compliance investigations of publicly traded corporations, and requiring agencies to include terms within federal contracts for contractors to certify that they do not operate such programs that violate any applicable federal anti-discrimination laws, among others. We may be subject to increased litigation and regulatory scrutiny regarding these practices. The increase in costs to comply with such evolving expectations, rules and regulations, as well as any risk of noncompliance, could adversely impact us. We expect that rapidly changing laws, regulations, policies, interpretations and expectations related to corporate governance, environmental and social matters, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs, which could adversely affect our business, financial condition and results of operations. Moreover, some stakeholders may disagree with our environmental, social and governance targets and practices and the focus of stakeholders may change and evolve over time. Stakeholders may have different views on where corporate governance, environmental and social focus should be placed. Any disagreement with our targets or strategies could adversely affect our reputation, business, financial condition and results of operations.
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
•the requirement that a special meeting may be called only by our Board of Directors, the Board Chair, Chief Executive Officer or Secretary upon the written request of certain stockholders that satisfy the requirements specified in our bylaws;
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
Our debt obligations expose us to risks that could adversely affect our business, financial condition and results of operations, and could prevent us from fulfilling our obligations under such indebtedness.
We have significant outstanding indebtedness, as well as the ability to access additional borrowings under our revolving credit facility. Subject to the limits contained in the credit agreement governing our revolving credit facility and the indenture governing the $500 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, share repurchases or for other purposes. If we do so, the risks related to our level of debt could intensify.
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
In addition, if we incur any additional indebtedness that ranks equally with the Senior Notes, then subject to any collateral arrangements we may enter into, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company.
At the option of the holders of our outstanding notes, we may, under certain circumstances, be required to repurchase such notes.
Under the terms of the Senior Notes, we may be required to repurchase for cash such notes prior to their respective maturity dates in connection with the occurrence of certain significant corporate events. Specifically, we are required to offer to repurchase such notes upon a “change of control triggering event” (as defined in the indenture related to such notes), such as a change of control accompanied by certain downgrades in the credit ratings of such notes. The repayment obligations under such notes may have the effect of discouraging, delaying or preventing a takeover of our company. If we were required to pay the Senior Notes prior to their respective maturity dates, it could have a significant negative impact on our cash and liquidity and could impact our ability to invest financial resources in other strategic initiatives.
The terms of our debt agreements restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The agreements governing our revolving credit facility and our Senior Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to incur liens or additional indebtedness and guarantee indebtedness, enter into transactions with affiliates, alter the businesses we conduct, consolidate, merge or sell all or substantially all of our assets and to enter into sale and leaseback transactions. In addition, the agreement governing our revolving credit facility requires us to maintain a specified financial ratio. Our ability to meet that financial ratio can be affected by events beyond our control, and we may be unable to meet it.

A breach of the covenants or restrictions under the agreements governing our revolving credit facility and the Senior Notes could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit. In the event our lenders or note holders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.
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
Various factors could increase our future borrowing costs or reduce our access to capital, including a lowering or withdrawal of the ratings assigned to us and our Senior Notes by credit rating agencies.
We may in the future seek additional financing for a variety of reasons, and our future borrowing costs, terms and access to capital could be affected by factors including the condition of the debt and equity markets, the condition of the economy generally, prevailing interest rates, our level of indebtedness, our credit rating and our business and financial condition. In addition, the Senior Notes currently have an investment grade credit rating, which could be lowered or withdrawn entirely by a credit rating agency based on adverse changes to circumstances relating to the basis of the credit rating. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Senior Notes. Any future lowering of the credit ratings of the Senior Notes likely would make it more difficult or more expensive for us to obtain additional debt financing.

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
Our cybersecurity risk management program includes:
•a security incident response plan that includes procedures for responding to and escalating cybersecurity incidents;
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition. See Item 1A, “Risk Factors,” for descriptions of certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
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

Our Chief Information Officer (“CIO”) and CISO, who are members of the management team, are primarily responsible for assessing and managing material risks from cybersecurity threats, including supervision of our internal security incident response team and external cybersecurity service providers. Our Disclosure Committee comprised of certain of our employees (including any applicable subcommittees thereof) participates in incident escalations and analyses. Our management team has relevant expertise in the following: (i) understanding of cybersecurity risks in enterprise operations, including information technology, information security, product security, physical security and legal, (ii) experience in overseeing risk management and understanding risks faced by enterprise operations and (iii) significant operating experience allowing them to provide insight into developing, implementing and assessing our operating plan. In addition, our CIO has over 25 years of experience in managing enterprise information technology, with a background in software development and technologies, and holds a Bachelor of Engineering (BE) in electrical engineering, and our CISO has over 30 years of broad cybersecurity and information technology risk management experience, is a Certified Information Security Manager (“CISM”) and holds a Master's Degree in computer science and information systems.
Our management team, led by our CIO and CISO, stays informed about and monitors efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents, and is responsible for oversight and management of our cybersecurity risk management program. Our management team receives briefings from our internal Information Security team and the Disclosure Committee whenever applicable. Such briefings include information regarding threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our information technology environment. Our CIO and CISO, as well as other management team members, also provide quarterly cybersecurity risk management program updates, to the Board of Directors or to the Audit Committee, in alternating quarters.
Item 2. Properties
We own land and buildings at our corporate headquarters located in San Jose, California. We also own properties in New Mexico, India, Greece and Italy. As of December 31, 2025, the total square footage of our owned buildings was approximately 1,330,000.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol CDNS. As of January 31, 2026, we had 294 registered stockholders. Because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders that are represented by these record holders.
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
Stockholder Return Performance Graph
The following graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total return of the Nasdaq Composite Index, the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that the value of the investment in our common stock and in each index on January 2, 2021, (including reinvestment of dividends) was $100 and tracks it each year thereafter on the last day of our fiscal year through December 31, 2025, and for each index on the last day of the calendar year.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Cadence Design Systems, Inc., the Nasdaq Composite Index,
the S&P 500 Index and the S&P Information Technology Index

450
400
350
300
250
200
150
100
50
0
01/02/21
01/01/22
12/31/22
12/31/23
12/31/24
12/31/25
Cadence Design Systems, Inc.
Nasdaq Composite
S&P 500
S&P 500 Information Technology

*$100 invested on 1/2/21 in stock or index, including reinvestment of dividends.
Indexes calculated on a month-end basis.
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	1/2/2021	1/1/2022	12/31/2022	12/31/2023	12/31/2024	12/31/2025

Cadence Design Systems, Inc.	$100.00	$136.59	$117.75	$199.64	$220.23	$229.11
Nasdaq Composite	100.00	122.18	82.43	119.22	154.48	187.14
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Information Technology	100.00	134.53	96.60	152.48	208.30	258.38
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
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares Authorized for Repurchase Under Publicly Announced Plan or Program (1) (In millions)
October 1, 2025 - October 31, 2025	230,300	$337.18	205,794	$1,532
November 1, 2025 - November 30, 2025	206,963	$316.23	190,425	$1,472
December 1, 2025 - December 31, 2025	221,319	$322.67	216,767	$1,402
Total	658,582	$325.72	612,986
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
(3)Our publicly announced share repurchase program was originally announced on February 1, 2017, and most recently increased by an additional $1.5 billion on May 8, 2025.
Shares Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K under Item 5 is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
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
Business Overview
Cadence® is a global market leader that develops computational, AI-driven software, accelerated hardware, and silicon IP products and solutions for engineers and scientists to bring new and innovative products to life. Our mission is to empower the world’s most innovative companies to deliver extraordinary electronic products that drive the global economy and improve everyday life. Our customers include semiconductor companies that design and manufacture ICs, as well as systems companies that design and manufacture electromechanical systems containing various types of semiconductor and other electronics.
Our strategy enables us to address our customers’ most challenging product development needs while expanding our capabilities beyond traditional chip design to encompass full electromechanical systems. By leveraging our deep expertise, we develop industry-leading computational AI-driven software, accelerated hardware, and IP solutions that adapt to our customers’ evolving design requirements. This flexibility helps our customers address critical business priorities such as reducing time-to-market and advancing sustainability goals. To address the growing complexity of modern design, we’ve integrated cutting-edge technologies including agentic and generative AI, machine learning, and digital twin algorithms, into our core products and solutions. These innovations, whether developed in-house or through strategic acquisition, empower our customers to achieve their business objectives with greater efficiency and precision.
We group our products into the following categories:
•Core EDA
•Semiconductor IP; and
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
During the second quarter of fiscal 2024, we completed our acquisition of BETA CAE Systems International AG (“BETA CAE”), a system analysis platform provider of multi-domain, engineering simulation solutions. Revenue associated with our acquisition of BETA CAE is primarily classified as product and maintenance revenue in our System Design and Analysis product category, and cost of revenue associated with these contracts is primarily classified as cost of product and maintenance in our consolidated income statements.
During fiscal 2025, we completed multiple acquisitions, including our acquisition of a holding company containing the VLAB Works business (“VLAB Works”), our acquisition of the Artisan foundation IP business from Arm Limited and our acquisition of Secure-IC.
For fiscal 2025, the revenue associated with contracts assumed with our acquisition of VLAB Works was primarily classified as product and maintenance revenue in our Core EDA product category. Revenue associated with contracts assumed with our acquisition of the Artisan foundation IP business and Secure-IC was primarily classified as product and maintenance revenue in our Semiconductor IP product category. The cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our consolidated income statements.
On September 4, 2025, we entered into a definitive agreement with Hexagon to acquire its D&E business. This acquisition is expected to expand our System Design & Analysis portfolio, building upon our acquisition of BETA CAE in fiscal 2024. The acquisition includes substantially all of the subsidiaries and related assets comprising Hexagon's D&E business. Among other conditions, closing is conditioned on the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and receipt of other required approvals under antitrust and foreign direct investment laws of certain other jurisdictions.
For additional information about our acquisitions, see Note 6 in the notes to consolidated financial statements.

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
Trade control laws and regulations have amended over the past several years, including through the imposition of certain export control restrictions concerning advanced node IC production in China and the inclusion of additional Chinese technology companies on the BIS “Entity List” regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. However, on November 11, 2025, BIS published a one-year suspension of the new rule that is currently set to expire on November 9, 2026, absent a future extension. We expect the impact of these current expanded trade control laws and regulations on our business to be limited, but we will continue to monitor future developments.
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
Also, as previously disclosed, on July 27, 2025, we reached a settlement with each of BIS and the U.S. Department of Justice (“DOJ”) that resolved matters relating to export control violations that occurred between 2015 and 2021 primarily involving sales initiated by a Cadence subsidiary of products and services valued at $45.3 million in total over that period to a customer in China, as well as the subsequent transfer of technology involved in those sales to a third party in China, without the requisite authorization from BIS. These settlement agreements include ongoing audit, compliance and other obligations.
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
Results of Operations
The discussion of our fiscal 2025 consolidated results of operations includes year-over-year comparisons to fiscal 2024 for revenue, cost of revenue, operating expenses, operating margin, other non-operating income and expenses, income taxes and cash flows. For a discussion of the fiscal 2024 changes compared to fiscal 2023, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

Results of operations for fiscal 2025, as compared to fiscal 2024, reflect the following:
•Growth in revenue from our software, hardware and IP offerings, including revenue from our recent acquisitions;
•Increases in operating expenses from continued investment in research and development and technical sales support, including additional headcount from acquisitions;
•A loss associated with our settlements with BIS and the DOJ that was paid during fiscal 2025; and
•Increased interest expense from our outstanding indebtedness.

Revenue
We primarily generate revenue from licensing our software and IP, selling or leasing our hardware products, providing maintenance for our software, hardware and IP, providing engineering and cloud services and earning royalties generated from the use of our IP. The timing of our revenue is significantly affected by the mix of software, hardware and IP products generating revenue in any given period and whether the revenue is recognized over time or at a point in time, upon completion of delivery.
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for fiscal 2025 and 2024:

	2025	2024
Revenue recognized over time	76%	80%
Other recurring revenue	4%	3%
Recurring revenue	80%	83%
Up-front revenue	20%	17%
Total	100%	100%
The following table shows the percentage of recurring revenue for the twelve-month periods ended concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Recurring revenue	80%	80%	80%	82%	83%
Up-front revenue	20%	20%	20%	18%	17%
Total	100%	100%	100%	100%	100%
The percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters. On an annual basis, we expect recurring and up-front revenue as a percentage of total revenue to remain relatively consistent with the results of fiscal 2025.
Revenue by Year
The following table shows our revenue for fiscal 2025 and 2024 and the change in revenue between years:

			Change
	2025	2024	2025 vs. 2024
	(In millions, except percentages)
Product and maintenance	$4,821.6	$4,213.5	$608.1	14%
Services	475.2	427.8	47.4	11%
Total revenue	$5,296.8	$4,641.3	$655.5	14%
Product and maintenance revenue increased during fiscal 2025, as compared to fiscal 2024, primarily due to growth in revenue from our software, hardware and IP product offerings as a result of existing customers' continued investment in complex designs for their products.

Services revenue increased during fiscal 2025, as compared to fiscal 2024, primarily due to increased revenue from our cloud and IP service offerings. Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No one customer accounted for 10% or more of total revenue during fiscal 2025 or 2024.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories during fiscal 2025 and 2024:

	2025	2024
Core EDA	70%	71%
Semiconductor IP	14%	13%
System Design and Analysis	16%	16%
Total	100%	100%
Revenue from any one product category as a percentage of total revenue may fluctuate from period to period based on the mix of products and services sold in a given period and the timing of revenue recognition, particularly for our hardware, IP and certain software products for which revenue is recognized up-front.
Revenue by Geography

			Change
	2025	2024	2025 vs. 2024
	(In millions, except percentages)
United States	$2,311.0	$2,159.7	$151.3	7%
Other Americas	168.3	93.1	75.2	81%
China	680.0	573.1	106.9	19%
Other Asia	1,005.2	855.9	149.3	17%
Europe, Middle East and Africa (“EMEA”)	790.6	699.3	91.3	13%
Japan	341.7	260.2	81.5	31%
Total revenue	$5,296.8	$4,641.3	$655.5	14%
Revenue in any one of Cadence’s six geographies may fluctuate from period to period based on the mix of products and services sold in a given period and the timing of revenue recognition, particularly for our hardware, IP and certain software products. During fiscal 2025, as compared to fiscal 2024, demand for our hardware, software and IP product offerings contributed to revenue growth in each of our geographies.
Revenue by Geography as a Percent of Total Revenue

	2025	2024
United States	44%	47%
Other Americas	3%	2%
China	13%	12%
Other Asia	19%	18%
EMEA	15%	15%
Japan	6%	6%
Total	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our consolidated financial statements, see the discussion under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Cost of Revenue

			Change
	2025	2024	2025 vs. 2024
	(In millions, except percentages)
Cost of product and maintenance	$518.7	$436.6	$82.1	19%
Cost of services	203.6	210.9	(7.3)	(3)%
Total cost of revenue	$722.3	$647.5	$74.8	12%
The following table shows cost of revenue as a percentage of related revenue for fiscal 2025 and 2024:

	2025	2024
Cost of product and maintenance	11%	10%
Cost of services	43%	49%
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
A summary of cost of product and maintenance for fiscal 2025 and 2024 is as follows:

			Change
	2025	2024	2025 vs. 2024
	(In millions, except percentages)
Product and maintenance-related costs	$453.3	$376.5	$76.8	20%
Amortization of acquired intangibles	65.4	60.1	5.3	9%
Total cost of product and maintenance	$518.7	$436.6	$82.1	19%
Product and maintenance-related costs increased during fiscal 2025, when compared to fiscal 2024, due to the following:

Change
2025 vs. 2024
(In millions)
Hardware product costs	$57.6
Salary, benefits and other employee-related costs	11.5
Other items	7.7
Total change in product and maintenance-related costs	$76.8
Costs associated with our hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of hardware products higher, as a percentage of revenue, than our cost of software and IP products. Hardware product costs increased during fiscal 2025, as compared to fiscal 2024, primarily due to increased installations of hardware, partially offset by a decrease in charges for excess and obsolete inventory related to previous generations of our hardware products.
Amortization of acquired intangibles included in cost of product and maintenance may fluctuate from period to period depending on the timing of newly acquired assets relative to assets becoming fully amortized in any given period.
Cost of Services
Cost of services primarily includes employee salary, benefits and other employee-related costs to perform work on revenue-generating projects, costs to maintain the infrastructure necessary to manage a services organization and provide cloud-based offerings, and direct costs associated with certain design services. Cost of services may fluctuate from period to period based on our utilization of design services engineers on revenue-generating projects rather than internal development projects and the timing of design service projects being completed.

Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, industry trends for salary and other employee benefits, the timing and nature of restricted stock grants, foreign exchange rate movements, acquisition-related costs, and volatility in variable compensation programs that are driven by operating results. Certain prior period balance have been reclassified to conform to the current period presentation.
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
Our operating expenses for fiscal 2025 and 2024 were as follows:

			Change
	2025	2024	2025 vs. 2024
	(In millions, except percentages)
Marketing and sales	$802.6	$757.5	$45.1	6%
Research and development	1,768.8	1,549.1	219.7	14%
General and administrative	313.4	274.0	39.4	14%
Total operating expenses	$2,884.8	$2,580.6	$304.2	12%
Our operating expenses, as a percentage of total revenue, for fiscal 2025 and 2024 were as follows:

	2025	2024
Marketing and sales	15%	16%
Research and development	33%	34%
General and administrative	6%	6%
Total operating expenses	54%	56%
 Marketing and Sales
The increase in marketing and sales expense were due to the following:

Change
2025 vs. 2024
(In millions)
Salary, benefits and other employee-related costs	$28.0
Stock-based compensation	10.0
Facilities and other infrastructure costs	6.0
Other items	1.1
Total change in marketing and sales expense	$45.1
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during fiscal 2025, as compared to fiscal 2024, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions.
Facilities and other infrastructure costs included in marketing and sales expense increased during fiscal 2025, as compared to fiscal 2024, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.

Research and Development
 The increase in research and development expense were due to the following:

Change
2025 vs. 2024
(In millions)
Salary, benefits and other employee-related costs	$153.8
Stock-based compensation	36.8
Facilities and other infrastructure costs	25.5
Other items	3.6
Total change in research and development expense	$219.7
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during fiscal 2025, as compared to fiscal 2024, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions. Stock-based compensation also increased due to incremental expense from market-based equity awards granted to certain members of senior management.
Facilities and other infrastructure costs increased during fiscal 2025, as compared to fiscal 2024, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The changes in general and administrative expense were due to the following:

Change
2025 vs. 2024
(In millions)
Contributions to non-profit organizations	$20.1
Stock-based compensation	14.1
Professional services	10.6
Salary, benefits and other employee-related costs	9.2
Facilities and other infrastructure costs	(10.1)
Other items	(4.5)
Total change in general and administrative expense	$39.4
Contributions to non-profit organizations increased during fiscal 2025, as compared to fiscal 2024, primarily due to the timing of our contributions supporting charitable initiatives, including the Cadence Giving Foundation.
Stock-based compensation included in general and administrative expense increased during fiscal 2025, as compared to fiscal 2024, primarily due to incremental expense from market-based equity awards granted to certain members of senior management.
Professional services included in general and administrative expense increased during fiscal 2025, as compared to fiscal 2024, primarily due to increased professional services associated with acquisitions, including legal, accounting and advisory services.
Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during fiscal 2025, as compared to fiscal 2024, primarily due to our continued investment in retaining talent for general and administrative activities.
Facilities and other infrastructure costs included in general and administrative expense decreased during fiscal 2025, as compared to fiscal 2024, primarily due to a decrease in facilities and related resources allocated for general and administrative activities as these resources have been reallocated to support ongoing growth of technical sales support and research and development activities.
Amortization of Acquired Intangibles
Amortization of acquired intangibles consists primarily of amortization of customer relationships, acquired backlog, trade names, trademarks and patents. Amortization in any given period depends primarily on the timing and extent to which we acquire intangible assets.

			Change
	2025	2024	2025 vs. 2024
	(In millions, except percentages)
Amortization of acquired intangibles	$39.9	$30.4	$9.5	31%
Amortization of acquired intangibles increased during fiscal 2025, as compared to fiscal 2024, primarily due to amortization from intangible assets acquired with our fiscal 2025 and fiscal 2024 acquisitions, partially offset by certain intangible assets that became fully amortized. Our strategy includes continuing to purchase intangible assets and acquiring other companies and businesses.
Loss Related to Contingent Liability
During fiscal 2025, we reached a settlement with each of BIS and DOJ that resolved matters relating to export violations that took place between 2015 and 2021. As part of the settlements, we recorded a charge of $128.5 million in Loss related to contingent liability on our consolidated income statement and paid BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during fiscal 2025. For additional information relating to this matter, see Note 18 in the notes to consolidated financial statements.
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
Operating margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for fiscal 2025 and 2024 was as follows:

	2025	2024
Operating margin	28%	29%
Our operating margin may fluctuate from period to period depending on the mix of products and services sold during each period, the timing and magnitude of restructuring plans and other significant, infrequent expenses. In addition, our acquisitions may result in incremental expenses, including amortization of acquired intangibles, that exceed incremental revenue for a period of time. Operating margin decreased during fiscal 2025, as compared to fiscal 2024, primarily due to the loss recognized in connection with our settlements with BIS and the DOJ.
Interest Expense
Interest expense for fiscal 2025 and 2024 was comprised of the following:

	2025	2024
	(In millions)
Contractual cash interest expense:
Senior Notes	$111.0	$46.0
Term Loans	—	25.9
Revolving Credit Facility	1.0	0.7
Amortization of debt discount and debt issuance costs:
Senior Notes	4.0	1.9
Term Loans	—	1.2
Revolving Credit Facility	0.3	0.4
Other	0.2	(0.1)
Total interest expense	$116.5	$76.0
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of senior notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of senior notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of senior notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”).

In fiscal 2024, we used a portion of the net proceeds from the Senior Notes to fully extinguish the outstanding principal and accrued interest of other debt instruments that were outstanding at that time.
Interest expense increased during fiscal 2025, as compared to fiscal 2024, primarily due to contractual interest from the Senior Notes, partially offset by the decrease in interest related to debt that was settled in fiscal 2024. For additional information relating to our debt arrangements, see Note 5 in the notes to consolidated financial statements.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our strategic investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses.
Other income, net increased during fiscal 2025, as compared to fiscal 2024, primarily due to increased interest earned from deposits, a recognized gain during fiscal 2025 on the sale of IP and other assets and an increase in net gains from our strategic investment portfolio. These factors were partially offset by increased losses on foreign exchange. For additional information about other income, net, see Note 12 in the notes to consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for fiscal 2025 and 2024:

	2025	2024
	(In millions, except percentages)
Provision for income taxes	$413.2	$340.3
Effective tax rate	27.1%	24.4%
Our provision for income taxes for fiscal 2025 was primarily attributable to federal, state and foreign income taxes on our fiscal 2025 income. We also recognized tax benefits of $37.5 million related to stock-based compensation that vested or was exercised during the period partially offset by $33.4 million of tax expense for a non-deductible loss associated with our settlements with BIS and the DOJ that was paid during fiscal 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others effective from fiscal 2026. We recognized the fiscal 2025 tax effects of the OBBBA in our provision for income taxes in accordance with ASC 740, Income Taxes. The OBBBA did not materially impact our fiscal 2025 effective tax rate.
In 2021, the OECD announced Pillar Two Model Rules which call for the taxation of large multinational corporations, such as Cadence, at a global minimum tax rate of 15%. Many non-U.S. tax jurisdictions, including Ireland and Hungary, have enacted legislation to adopt certain components of the Pillar Two Model Rules or announced their plans to enact legislation in future years. The currently enacted Pillar Two Model Rules did not have a material impact to our provision for income taxes for fiscal 2025 and 2024.
Our provision for income taxes for fiscal 2024 was primarily attributable to federal, state and foreign income taxes on our fiscal 2024 income. We also recognized tax benefits of $42.9 million related to stock-based compensation that vested or was exercised during the period.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates. We currently expect that our fiscal 2026 effective tax rate will be approximately 27%. We expect that our quarterly effective tax rates will vary from our fiscal 2026 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate.
For additional discussion about how our effective tax rate could be affected by various risks, see Part I, Item 1A, “Risk Factors.” For further discussion regarding our income taxes, see Note 8 in the notes to consolidated financial statements.

Liquidity and Capital Resources

	As of		Change
	December 31, 2025	December 31, 2024	2025 vs. 2024
	(In millions)
Cash and cash equivalents	$3,001.3	$2,644.0	$357.3
Net working capital	3,034.4	2,646.0	388.4
Cash and Cash Equivalents
Our primary sources of cash and cash equivalents during fiscal 2025 were cash generated from operations, proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the year and proceeds from the sale and maturity of investments.
Our primary uses of cash and cash equivalents during fiscal 2025 were payments related to employee salaries and benefits, operating expenses, repurchases of our common stock, cash paid for acquired businesses, purchases of inventory, payments for income taxes, payment of employee taxes on vesting of restricted stock and purchases of property, plant and equipment.
Approximately 29% of our cash and cash equivalents was held by our foreign subsidiaries as of December 31, 2025. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections, cash paid for acquisitions and investments and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities.
Cash Flows from Operating Activities
Cash flows from operating activities during fiscal 2025 and 2024 were as follows:

			Change
	2025	2024	2025 vs. 2024
	(In millions)
Cash provided by operating activities	$1,728.8	$1,260.6	$468.2
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities during fiscal 2025, as compared to fiscal 2024, was primarily due to increased business levels, the timing of cash receipts from customers, the timing of cash disbursements for operating assets and liabilities and cash paid for income taxes. During fiscal 2025 and 2024, our cash flows from operating activities was impacted by growth in our System Design and Analysis business in which revenue is recognized at a point in time and cash is typically collected over the term of the arrangement.
The increase in cash provided by operating activities was partially offset by settlement payments to BIS and the DOJ during fiscal 2025. For information relating to our settlements with BIS and the DOJ, see Note 18 in the notes to consolidated financial statements.
Cash Flows Used for Investing Activities
Cash flows used for investing activities during fiscal 2025 and 2024 were as follows:

			Change
	2025	2024	2025 vs. 2024
	(In millions)
Cash used for investing activities	$(460.5)	$(837.1)	$376.6
Cash used for investing activities decreased during fiscal 2025, as compared to fiscal 2024, primarily due to decreased payments for business combinations and an increase in proceeds from the sale and maturity of investments in equity and debt securities. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.

Cash Flows Provided by (Used for) Financing Activities
Cash flows provided by (used for) financing activities during fiscal 2025 and 2024 were as follows:

			Change
	2025	2024	2025 vs. 2024
	(In millions)
Cash provided by (used for) financing activities	$(949.0)	$1,239.2	$(2,188.2)
Cash flows from financing activities decreased during fiscal 2025, as compared to fiscal 2024, primarily due to a decrease in net proceeds from the issuance of debt, an increase in repurchases of common stock and decreased proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period. These factors were partially offset by a decrease in payments of employee taxes on vesting of restricted stock.
Other Factors Affecting Liquidity and Capital Resources
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears in March and September of each year. As of December 31, 2025, we were in compliance with all covenants associated with the Senior Notes.
Revolving Credit Facility
In August 2024, we terminated our existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the 2024 Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of December 31, 2025, there were no borrowings outstanding under the 2024 Credit Facility, and we were in compliance with all covenants associated with such credit facility.
For additional information relating to our debt arrangements, see Note 5 in the notes to consolidated financial statements.
Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program. In May 2025, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.5 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum number of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of December 31, 2025, approximately $1.4 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information on share repurchases.
Cash Payments for Income Taxes
On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA included the restoration of the immediate expensing of United States research and development costs starting in fiscal 2025. This legislation decreased our fiscal 2025 cash tax payments by approximately $151 million.
Pending Acquisition of Hexagon Design and Engineering Business
On September 4, 2025, we entered into a definitive agreement (the “purchase agreement”) with Hexagon to acquire Hexagon’s D&E business. Under the terms of the purchase agreement, we will pay Hexagon aggregate consideration of approximately €2.70 billion. Approximately €1.89 billion of the aggregate consideration will be paid in the form of cash, subject to customary purchase price adjustments in accordance with the purchase agreement, with the remaining consideration payable in the form of newly issued shares of Cadence’s common stock. We intend to fund the cash consideration through a combination of cash on hand and borrowings under existing debt facilities. Closing is expected to occur in the first quarter of 2026.

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
For information relating to our acquisitions, see Note 6 in the notes to consolidated financial statements.
Other Liquidity Requirements
A summary of other capital and liquidity requirements as of December 31, 2025, is as follows:

	Total	Due in Less Than 1 Year
	(In millions)
Operating lease obligations(1)	$247.0	$58.5
Purchase obligations	162.1	99.6
Contractual interest payments	637.0	111.0
Income tax payable	70.2	70.2
Other long-term contractual obligations (2)	96.9	—
Total	$1,213.2	$339.3
_________________
(1) Includes future payments under leases that had commenced as of December 31, 2025 as well as leases that had been signed but not yet commenced as of December 31, 2025.
(2)    Included in other long-term contractual obligations are long-term income tax liabilities of $47.6 million related to unrecognized tax benefits. The remaining portion of other long-term contractual obligations is primarily liabilities associated with defined benefit retirement plans and acquisitions.
As of December 31, 2025, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our operating results or financial condition.
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
During fiscal 2025, we acquired intangible assets of $184.4 million, primarily through our acquisitions of the Artisan foundation IP business from Arm, Secure-IC and VLAB Works. The fair value of the intangible assets acquired was primarily determined by using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For existing technology, the fair value was determined primarily by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, we projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. We assumed technological obsolescence at rates between 8% and 13% annually, before applying an assumed royalty rates between 25% and 30% and discount rates between 10% and 13%.
For agreements and relationships, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using customer retention rates between 85% and 90%. The present value of operating cash flows from existing customers was determined using discount rates between 10% and 13%.
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

We enter into foreign currency forward exchange contracts to protect against currency exchange risks associated with existing assets, liabilities and other commitments. In connection with our pending acquisition of Hexagon’s D&E business, we entered into foreign currency forward exchange contracts to mitigate the impact of currency price fluctuations of the European Union euro relative to the U.S. dollar on the contractual cash consideration payable to Hexagon at close.
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
The following table provides information about our foreign currency forward exchange contracts as of December 31, 2025. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature during June 2026.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$2,454.6	0.84
Canadian dollar	174.1	1.39
Japanese yen	146.1	154.47
Chinese renminbi	107.9	7.04
British pound	105.6	0.76
Israeli shekel	101.3	3.21
Swedish krona	66.8	9.33
Indian rupee	61.2	89.4
Taiwan dollar	22.0	31.32
Swiss franc	7.7	0.79
South Korean won	4.2	1,460.89
Singapore dollar	4.1	1.29
Brazilian real	2.0	5.52
Total	$3,257.6
Estimated fair value	$(26.0)
As of December 31, 2024, our foreign currency exchange contracts had an aggregate principal amount of $927.6 million, and an estimated fair value of $(7.5) million.
We have performed sensitivity analyses as of December 31, 2025, and December 31, 2024, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $213.1 million and $18.3 million as of December 31, 2025 and December 31, 2024, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $219.4 million and $12.7 million as of December 31, 2025 and December 31, 2024, respectively.

We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our 2024 Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of December 31, 2025.
Our investments in debt securities had a fair value of approximately $71.0 million and $50.3 million as of December 31, 2025 and December 31, 2024, respectively, that may decline in value if market interest rates rise. As of December 31, 2025 and December 31, 2024, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities by approximately $2.8 million and $2.0 million, respectively.
Interest rates under our 2024 Credit Facility are variable, so interest expense could be adversely affected by increases in interest rates, particularly for periods when we maintain an outstanding balance. As of December 31, 2025, there were no borrowings outstanding under our 2024 Credit Facility.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.
Based on their evaluation our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”
Item 9B. Other Information
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Ita Brennan, Director	Adoption(1)	11/24/2025	X	Up to 720	3/18/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(1) Ms. Brennan previously adopted a Rule 10b5-1 trading arrangement on December 12, 2024, that expires on March 16, 2026, or, if earlier, upon completion of all authorized transactions under such plan (the "Prior Plan"). Trading under the new plan adopted on November 24, 2025 may not begin until after all trades under Ms. Brennan's Prior Plan are completed or expired without execution.
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
The information required by Item 10 as to directors is incorporated herein by reference from the sections entitled “Proposal 1 - Election of Directors” and, as applicable, “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders. Our executive officers are listed at the end of Item 1 of Part I of this Annual Report.
The information required by Item 10 as to Cadence’s code of ethics is incorporated herein by reference from the section entitled “Corporate Governance - Code of Business Conduct” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
The information required by Item 10 as to the director nomination process and our Audit Committee is incorporated by reference from the section entitled “Board of Directors - Committees of the Board” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference from the sections entitled “Board of Directors - Components of Director Compensation,” “Board of Directors - Director Compensation for Fiscal 2025,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Potential Payments Upon Termination or Change In Control” and “Pay Ratio Disclosure” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is incorporated herein by reference from the sections entitled “Certain Transactions” and “Board of Directors - Director Independence” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference from the section entitled “Fees Billed to Cadence by the Independent Registered Public Accounting Firm During Fiscal 2025 and 2024” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

PART IV.
Item 15. Exhibits and Financial Statement Schedules

Page
(a) 1. Financial Statements

Report of Independent Registered Public Accounting Firm (Auditor Firm ID 238)	56

Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024	58

Consolidated Income Statements for the three fiscal years ended December 31, 2025	59

Consolidated Statements of Comprehensive Income for the three fiscal years ended December 31, 2025	60

Consolidated Statements of Stockholders’ Equity for the three fiscal years ended December 31, 2025	61

Consolidated Statements of Cash Flows for the three fiscal years ended December 31, 2025	62

Notes to Consolidated Financial Statements	63

(a) 2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

(a) 3. Exhibits	103

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

_____________
© 2026 Cadence Design Systems, Inc. All rights reserved worldwide. Cadence, the Cadence logo, and the other Cadence marks found at www.cadence.com/go/trademarks are trademarks or registered trademarks of Cadence Design Systems, Inc. All other trademarks are the property of their respective holders.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cadence Design Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cadence Design Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identifying and Evaluating Terms and Conditions in Contracts
As described in Note 2 and Note 3 to the consolidated financial statements, the Company enters into contracts that can include various combinations of licenses, products, and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, management allocates the transaction price of the contract to each performance obligation and recognizes revenue upon transfer of control of promised products or services to customers. Management applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. For the year ended December 31, 2025, the Company’s total revenue was $5.297 billion.
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
February 18, 2026

We have served as the Company’s auditor since 2020.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and December 31, 2024
(In thousands, except par value)

	As of
	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,001,317	$2,644,030
Receivables, net	944,939	680,460
Inventories	303,545	257,711
Prepaid expenses and other	419,872	433,878
Total current assets	4,669,673	4,016,079
Property, plant and equipment, net	517,004	458,200
Goodwill	2,749,143	2,378,671
Acquired intangibles, net	718,223	594,734
Deferred taxes	917,733	982,057
Other assets	581,372	544,741
Total assets	$10,153,148	$8,974,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$856,856	$632,692
Current portion of deferred revenue	778,435	737,413
Total current liabilities	1,635,291	1,370,105
Long-term liabilities:
Long-term portion of deferred revenue	155,997	115,168
Long-term debt	2,480,150	2,476,183
Other long-term liabilities	407,529	339,448
Total long-term liabilities	3,043,676	2,930,799
Commitments and contingencies (Notes 8, 17 and 18)
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 400 shares, none issued or outstanding	—	—
Common stock – $0.01 par value; authorized 600,000 shares; issued and outstanding shares: 271,799 and 273,851, respectively	4,719,443	4,181,737
Treasury stock, at cost; 59,101 shares and 57,049 shares, respectively	(6,344,213)	(5,309,579)
Retained earnings	7,100,756	5,991,868
Accumulated other comprehensive loss	(1,805)	(190,448)
Total stockholders’ equity	5,474,181	4,673,578
Total liabilities and stockholders’ equity	$10,153,148	$8,974,482

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
For the three fiscal years ended December 31, 2025
(In thousands, except per share amounts)

	2025	2024	2023
Revenue:
Product and maintenance	$4,821,589	$4,213,509	$3,834,359
Services	475,170	427,755	255,627
Total revenue	5,296,759	4,641,264	4,089,986
Costs and expenses:
Cost of product and maintenance	518,673	436,600	331,760
Cost of services	203,576	210,902	103,281
Marketing and sales	802,633	757,483	690,319
Research and development	1,768,772	1,549,093	1,441,796
General and administrative	313,387	273,961	242,430
Amortization of acquired intangibles	39,937	30,375	18,162
Loss related to contingent liability	128,545	8,322	—
Restructuring	29,194	23,765	11,013
Total costs and expenses	3,804,717	3,290,501	2,838,761
Income from operations	1,492,042	1,350,763	1,251,225
Interest expense	(116,541)	(75,999)	(36,185)
Other income, net	146,542	121,055	66,886
Income before provision for income taxes	1,522,043	1,395,819	1,281,926
Provision for income taxes	413,155	340,335	240,782
Net income	$1,108,888	$1,055,484	$1,041,144
Net income per share – basic	$4.09	$3.89	$3.86
Net income per share – diluted	$4.06	$3.85	$3.82
Weighted average common shares outstanding – basic	271,333	271,212	269,381
Weighted average common shares outstanding – diluted	273,312	273,833	272,748

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three fiscal years ended December 31, 2025
(In thousands)

	2025	2024	2023
Net income	$1,108,888	$1,055,484	$1,041,144
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	192,877	(87,933)	(4,815)
Changes in defined benefit plan liabilities	(5,846)	(239)	1,566
Unrealized losses on derivatives designated as hedging instruments	—	(7,038)	—
Reclassification of losses on derivatives designated as hedging instruments	607	—	—
Unrealized gains (losses) on investments	1,005	(484)	132
Total other comprehensive income (loss), net of tax effects	188,643	(95,694)	(3,117)
Comprehensive income	$1,297,531	$959,790	$1,038,027

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three fiscal years ended December 31, 2025
(In thousands)

	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2022	272,675	$2,765,673	$(3,824,163)	$3,895,240	$(91,637)	$2,745,113
Net income	—	—	—	1,041,144	—	$1,041,144
Other comprehensive loss, net of taxes	—	—	—	—	(3,117)	$(3,117)
Purchase of treasury stock, including excise tax	(3,145)	—	(641,041)	—	—	$(641,041)
Equity forward contract	—	1,688	(61,688)	—	—	$(60,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,704	97,050	35,907	—	—	$132,957
Stock received for payment of employee taxes on vesting of restricted stock	(528)	(23,058)	(113,338)	—	—	$(136,396)
Stock-based compensation expense	—	325,611	—	—	—	$325,611
Balance, December 31, 2023	271,706	$3,166,964	$(4,604,323)	$4,936,384	$(94,754)	$3,404,271
Net income	—	—	—	1,055,484	—	$1,055,484
Other comprehensive loss, net of taxes	—	—	—	—	(95,694)	$(95,694)
Purchase of treasury stock	(1,930)	—	(550,026)	—	—	$(550,026)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	3,035	154,233	50,004	—	—	$204,237
Issuance of common stock in a business combination	1,741	501,824	—	—	—	$501,824
Stock received for payment of employee taxes on vesting of restricted stock	(701)	(32,503)	(205,234)	—	—	$(237,737)
Stock-based compensation expense	—	391,219	—	—	—	$391,219
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578
Net income	—	—	—	1,108,888	—	$1,108,888
Other comprehensive income, net of taxes	—	—	—	—	188,643	$188,643
Purchase of treasury stock, including excise tax	(3,165)	—	(928,162)	—	—	$(928,162)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,477	138,723	7,178	—	—	$145,901
Stock received for payment of employee taxes on vesting of restricted stock	(364)	(56,192)	(113,650)	—	—	$(169,842)
Stock-based compensation expense	—	455,175	—	—	—	$455,175
Balance, December 31, 2025	271,799	$4,719,443	$(6,344,213)	$7,100,756	$(1,805)	$5,474,181

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three fiscal years ended December 31, 2025
(In thousands)

	2025	2024	2023
Cash and cash equivalents at beginning of year	$2,644,030	$1,008,152	$882,325
Cash flows from operating activities:
Net income	1,108,888	1,055,484	1,041,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,828	196,935	145,292
Stock-based compensation	455,175	391,219	325,611
Gain on divestitures and investments, net	(69,089)	(49,593)	(34,602)
Deferred income taxes	66,048	(128,737)	(36,512)
ROU asset amortization and change in operating lease liabilities	6,016	(1,920)	451
Other non-cash items	7,166	6,138	6,570
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(274,894)	(180,287)	(11,748)
Inventories	(91,029)	(82,771)	(65,895)
Prepaid expenses and other	43,382	(81,529)	39,015
Other assets	(18,569)	11,866	(45,784)
Accounts payable and accrued liabilities	184,897	33,676	5,415
Deferred revenue	69,411	66,478	(21,583)
Other long-term liabilities	13,551	23,592	1,802
Net cash provided by operating activities	1,728,781	1,260,551	1,349,176
Cash flows from investing activities:
Purchases of investments	(40,895)	(4,982)	(176,170)
Proceeds from the sale and maturity of investments	140,281	47,980	64,775
Proceeds from the sale of IP and other assets	11,500	—	—
Purchases of property, plant and equipment	(141,871)	(142,542)	(102,337)
Purchases of intangible assets	—	—	(166)
Cash paid in business combinations, net of cash acquired	(429,538)	(737,574)	(198,351)
Net cash used for investing activities	(460,523)	(837,118)	(412,249)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	50,000
Payments on revolving credit facility	—	—	(150,000)
Proceeds from the issuance of debt	—	3,196,595	—
Payments of debt	—	(1,350,000)	—
Payments of debt issuance costs	—	(23,828)	—
Proceeds from issuance of common stock	145,901	204,237	132,957
Stock received for payment of employee taxes on vesting of restricted stock	(169,842)	(237,737)	(136,396)
Payments for repurchases of common stock	(925,034)	(550,026)	(700,134)
Net cash provided by (used for) financing activities	(948,975)	1,239,241	(803,573)
Effect of exchange rate changes on cash and cash equivalents	38,004	(26,796)	(7,527)
Increase in cash and cash equivalents	357,287	1,635,878	125,827
Cash and cash equivalents at end of year	$3,001,317	$2,644,030	$1,008,152

Supplemental cash flow information:
Cash paid for interest	$111,951	$43,219	$34,934

See notes to consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three fiscal years ended December 31, 2025

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
Recently Adopted Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”) which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. Cadence adopted this ASU prospectively during fiscal 2025. See Note 8 in the notes to the consolidated financial statements for further details.
New Accounting Standards Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires additional disclosure of certain costs and expenses in the notes to the financial statements. The updated standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and will be applied prospectively with the option for retrospective application. Cadence is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
Measurements of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This standard is effective for annual and interim periods beginning after December 15, 2025. Cadence does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and disclosures.

Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025‑06, “Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Simplifying the Accounting for Internal‑Use Software.” The updated guidance changes the capitalization criteria for internal‑use software by replacing the existing stage‑based model with a principles‑based approach focused on the point at which management authorizes the software project, funding is approved, and it is probable that the software will be completed and used as intended. Costs that do not directly relate to the development of internal‑use software, such as training, data conversion, and ongoing maintenance, will continue to be expensed as incurred. This standard is effective for annual and interim periods beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted and the standard will be applied prospectively. Cadence does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or disclosures.
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements,” which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for annual and interim periods beginning after December 15, 2027. Cadence is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
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
Cadence capitalizes certain costs of software developed for internal use. Capitalization of software developed for internal use begins at the application development phase of the project. Amortization begins when the computer software is substantially complete and ready for its intended use. Amortization is recorded on a straight-line basis over the estimated useful life. Capitalized costs were not material during fiscal 2025, 2024 or 2023.
Cadence recorded depreciation and amortization expense of $111.4 million, $96.9 million and $78.4 million during fiscal 2025, 2024 and 2023, respectively, for property, plant and equipment.
Software Development Costs
Software development costs are capitalized beginning when a product’s technological feasibility has been established by completion of a working model of the product and amortization begins when a product is available for general release to customers. The period between the achievement of technological feasibility and the general release of Cadence’s products has typically been of short duration. Costs incurred during fiscal 2025, 2024 and 2023 were not material.
Deferred Sales Commissions
Cadence records an asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract. Cadence uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for Cadence’s software arrangements and upon delivery for its hardware and IP arrangements. Incremental costs related to initial contracts and renewals are amortized over the period of the arrangement in each case because Cadence pays the same commission rate for both new contracts and renewals. Deferred sales commissions are tested for impairment on an ongoing basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment is recognized to the extent that the amount of deferred sales commission exceeds the remaining expected gross margin (remaining revenue less remaining direct costs) on the goods and services to which the deferred sales commission relates. Total capitalized costs were $53.1 million and $51.9 million as of December 31, 2025, and December 31, 2024, respectively, and are included in other assets in Cadence’s consolidated balance sheets. Amortization of these assets was $50.0 million, $47.6 million and $41.4 million during fiscal 2025, 2024 and 2023, respectively, and is included in sales and marketing expense in Cadence’s consolidated income statements.
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
Leases
Lessee Considerations
Cadence has operating leases primarily consisting of facilities with remaining lease terms of approximately one year to thirteen years. Cadence has options to terminate many of its leases early. The lease term represents the period up to the early termination date unless it is reasonably certain that Cadence will not exercise the early termination option. For certain leases, Cadence has options to extend the lease term for additional periods ranging from one year to ten years. Renewal options are not considered in the remaining lease term unless it is reasonably certain that Cadence will exercise such options.
At inception of a contract, Cadence determines an arrangement contains a lease if the arrangement conveys the right to use an identified asset and Cadence obtains substantially all of the economic benefits from the asset and has the ability to direct the use of the asset. Leases with an initial term of twelve months or less are not recorded on the balance sheet. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, “Leases (Topic 842),” Cadence combines the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets. Non-lease components primarily include common-area maintenance and other management fees.
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
Treasury Stock
Cadence generally issues shares related to its stock-based compensation plans from shares held in treasury. When treasury stock is reissued at an amount higher than its cost, the difference is recorded as a component of capital in excess of par in the consolidated statements of stockholders’ equity. When treasury stock is reissued at an amount lower than its cost, the difference is recorded as a component of capital in excess of par to the extent that gains exist to offset the losses. If there are no accumulated treasury stock gains in capital in excess of par, the losses upon reissuance of treasury stock are recorded as a component of retained earnings in the consolidated statements of stockholders’ equity. There were no losses recorded as a component of retained earnings by Cadence on the reissuance of treasury stock during fiscal 2025, 2024 or 2023.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During fiscal 2025 and 2023, Cadence recorded excise tax of $3.1 million and $0.9 million, respectively, as a component of treasury stock to account for the incremental cost of the shares repurchased. Cadence did not incur any excise tax on the net value of stock repurchases during fiscal 2024.

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
Hardware Revenue Recognition
Cadence generally has two performance obligations in arrangements involving the sale or lease of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide maintenance on hardware and its embedded software, which includes rights to technical support, hardware repairs and software updates that are all provided over the same term and have the same time-based pattern of transfer to the customer. The transaction price allocated to the hardware product is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. Cadence has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. The transaction price allocated to maintenance is recognized as revenue ratably over the maintenance term. Payments for hardware contracts are generally received subsequent to delivery of the hardware product. Shipping and handling costs are considered fulfillment costs and are included in cost of product and maintenance in Cadence’s consolidated income statements.
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

Revenue allocated to the IP license is recognized at a point in time upon the later of the delivery of the IP or the beginning of the license period and revenue allocated to the maintenance is recognized over the maintenance term. Royalties are recognized as revenue in the quarter in which the applicable Cadence customer ships its products that incorporate Cadence IP. Payments for IP contracts are generally received subsequent to delivery of the IP. Cadence customizes certain IP and revenue related to this customization is recognized as services revenue as described below.
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
Advertising
Cadence expenses the costs of advertising as incurred. Total advertising expense, including marketing programs and events, was $15.2 million, $23.2 million and $21.7 million during fiscal 2025, 2024 and 2023, respectively, and is included in marketing and sales in the consolidated income statements.
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
NOTE 3. REVENUE
Cadence groups its products and services into categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s product categories for fiscal 2025, 2024 and 2023:

	2025	2024	2023
Core EDA*	70%	71%	76%
Semiconductor IP (“IP”)	14%	13%	12%
System Design and Analysis	16%	16%	12%
Total	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during fiscal 2025, 2024 or 2023.
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

The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for fiscal 2025, 2024 and 2023:

	2025	2024	2023
Revenue recognized over time	76%	80%	81%
Other recurring revenue	4%	3%	3%
Recurring revenue	80%	83%	84%
Up-front revenue	20%	17%	16%
Total	100%	100%	100%
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
Cadence’s contract balances as of December 31, 2025, and December 31, 2024, were as follows:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Contract assets	$67,764	$29,339
Deferred revenue	934,432	852,581
Cadence recognized revenue of $737.9 million, $669.9 million and $689.7 million during fiscal 2025, 2024 and 2023, respectively, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were approximately $7.8 billion as of December 31, 2025, which included $0.6 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of December 31, 2025, Cadence expected to recognize 53% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 43% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $87.3 million, $68.0 million and $55.0 million during fiscal 2025, 2024 and 2023, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of December 31, 2025, and December 31, 2024, were as follows:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Accounts receivable	$492,834	$393,017
Unbilled accounts receivable	455,993	293,251
Long-term receivables	52,451	24,179
Total receivables	1,001,278	710,447
Less allowance for doubtful accounts	(3,888)	(5,808)
Total receivables, net	$997,390	$704,639

Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of December 31, 2025, no single customer accounted for 10% or more of Cadence’s total receivables. As of December 31, 2024, one customer accounted for approximately 11% of Cadence’s total receivables.
Allowance for doubtful accounts
Cadence’s provisions for losses on its accounts receivable during fiscal 2025, 2024 and 2023 were as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Uncollectible Accounts Written Off, Net	Balance at End of Period

Year ended December 31, 2025	$5,808	$829	$(2,749)	$3,888
Year ended December 31, 2024	4,553	2,078	(823)	5,808
Year ended December 31, 2023	$2,290	$3,325	$(1,062)	$4,553
NOTE 5. DEBT
Cadence’s outstanding debt as of December 31, 2025, and December 31, 2024, was as follows:

	December 31, 2025			December 31, 2024
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2027 Notes	500,000	(2,073)	497,927	500,000	(3,206)	496,794
2029 Notes	1,000,000	(7,747)	992,253	1,000,000	(9,666)	990,334
2034 Notes	1,000,000	(10,030)	989,970	1,000,000	(10,945)	989,055
Total outstanding debt	$2,500,000	$(19,850)	$2,480,150	$2,500,000	$(23,817)	$2,476,183
Senior Notes
In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of December 31, 2025, the fair value of the 2027 Notes was approximately $503 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of December 31, 2025, the fair value of the 2029 Notes was approximately $1 billion.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of December 31, 2025, the fair value of the 2034 Notes was approximately $1 billion.
Cadence used a portion of the net proceeds from the Senior Notes to fully extinguish the principal and accrued interest of other debt instruments that were outstanding at various points in time during fiscal 2024.
Cadence may redeem the Senior Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase Senior Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.
The indentures governing the Senior Notes include customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also include customary events of default. As of December 31, 2025, Cadence was in compliance with all covenants associated with the Senior Notes.
Both the discount and issuance costs are being amortized to interest expense over the term of the Senior Notes using the effective interest method. Interest on the Senior Notes is payable semi-annually in arrears in March and September of each year. Cadence’s Senior Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.

Revolving Credit Facility
In August 2024, Cadence terminated its existing revolving credit facility, dated June 30, 2021, and amended in September 2022, and entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “2024 Credit Facility”). The 2024 Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.75 billion. The 2024 Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the 2024 Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Cadence paid debt issuance costs of $1.3 million that were recorded to other assets in Cadence’s consolidated balance sheet at the inception of the agreement. The debt issuance costs will be amortized to interest expense over the term of the 2024 Credit Facility. As of December 31, 2025, there were no outstanding borrowings under the 2024 Credit Facility.
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
The 2024 Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the 2024 Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of December 31, 2025, Cadence was in compliance with all covenants associated with the 2024 Credit Facility.
NOTE 6. ACQUISITIONS
Pending Acquisition of Hexagon Design and Engineering Business
On September 4, 2025, Cadence entered into a definitive agreement (the “purchase agreement”) with Hexagon Smart Solutions AB (“Hexagon”) to fully acquire Hexagon’s design and engineering business. This acquisition is expected to accelerate Cadence’s Intelligent System Design™ strategy by expanding its System Design & Analysis portfolio, building upon Cadence’s acquisition of BETA CAE in fiscal 2024.
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
In connection with its pending acquisition of Hexagon’s design and engineering business, Cadence entered into foreign currency forward exchange contracts with an aggregate notional value of €1.89 billion to mitigate the impact of currency price fluctuations of the European Union euro relative to the U.S. dollar on the contractual cash consideration payable to Hexagon at close. These forward contracts are not designated as accounting hedges, so the unrealized gains and losses from the change in the fair value of these contracts are recognized in other income, net, in Cadence’s consolidated income statements. During fiscal 2025, Cadence recognized losses associated with these foreign currency forward contracts of $29.2 million. As of December 31, 2025, the fair value of these forward contracts was not material and was included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheets.

2025 Acquisitions
Acquisition of Secure-IC
On October 30, 2025, Cadence acquired all of the outstanding equity of Secure-IC SAS ("Secure-IC"). The aggregate purchase consideration for Cadence’s acquisition of Secure-IC, net of cash acquired of $13.1 million, was $139.6 million. The acquisition of Secure-IC strengthens Cadence's embedded security capabilities. By combining Secure-IC’s expertise in cybersecurity with Cadence’s experience in IP and subsystem design, Cadence is able to deliver comprehensive system solutions that accelerate customers' time to market and are designed to meet stringent security and regulatory requirements. These solutions address critical challenges in key markets, including automotive, data center, aerospace and defense, mobile, IoT, and consumer electronics.
In connection with its acquisition of Secure-IC, Cadence paid an additional immaterial amount to a third-party escrow agent that will be released to certain former Secure-IC shareholders, subject to continued employment with Cadence, through the fourth quarter of fiscal 2028. The release of these funds is subject to continuous service and other conditions and is accounted for over the required service period as post-acquisition compensation expense in Cadence’s consolidated income statements.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of Secure-IC based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$33,400
Goodwill	80,477
Acquired intangibles	61,800
Other long-term assets	11,420
Total assets acquired	187,097
Current liabilities	14,184
Long-term liabilities	20,194
Total liabilities assumed	34,378
Total purchase consideration	$152,719
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies, and is not expected to be deductible for U.S. income tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of Secure-IC were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$37,000	7.0 years
Agreements and relationships	22,900	10.0 years
Tradenames, trademarks and patents	1,900	7.0 years
Total acquired intangibles with definite lives	$61,800	8.1 years
As of December 31, 2025, the allocation of purchase consideration to the acquired assets and assumed liabilities from Secure-IC was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities, including income tax-related assets and liabilities, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
Acquisition of Arm Artisan Foundation IP
On August 26, 2025, Cadence acquired the Artisan foundation IP business from Arm Limited. Cadence paid aggregate purchase consideration of $128.5 million. The acquisition of Artisan foundation IP is intended to accelerate Cadence’s Intelligent System Design™ (“ISD”) strategy by expanding its design IP offerings with standard cell libraries, memory compilers, and general purpose I/Os (“GPIOs”) optimized for advanced process nodes at leading foundries.

The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of the Artisan foundation IP business based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$936
Goodwill	49,671
Acquired intangibles	80,800
Other long-term assets	948
Total assets acquired	132,355
Current liabilities	3,089
Long-term liabilities	775
Total liabilities assumed	3,864
Total purchase consideration	$128,491
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies, and is deductible for U.S. income tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of the Artisan foundation IP business were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$45,400	4.5 years
Agreements and relationships	27,100	10.0 years
Tradenames, trademarks and patents	8,300	6.5 years
Total acquired intangibles with definite lives	$80,800	6.6 years
Acquisition of VLAB Works
On May 29, 2025, Cadence acquired all of the outstanding equity of a holding company containing the VLAB Works business (“VLAB Works”). The aggregate purchase consideration for Cadence’s acquisition of VLAB Works, net of cash acquired of $5.2 million, was $121.1 million. The addition of VLAB Works’ technologies and talent is intended to accelerate Cadence’s ISD strategy by enhancing system verification full flow, while strengthening its capabilities in virtual and hybrid pre-silicon software validation. In connection with the acquisition of VLAB Works, Cadence paid an additional immaterial amount to a third-party escrow agent that will be released to a former VLAB Works shareholder, subject to continued employment with Cadence, through the fourth quarter of fiscal 2026. The release of these funds is subject to continuous service and other conditions and is accounted for over the required service period as post-acquisition compensation expense in Cadence’s consolidated income statements.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of VLAB Works based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$9,343
Goodwill	93,068
Acquired intangibles	27,700
Other long-term assets	1,322
Total assets acquired	131,433
Current liabilities	4,222
Long-term liabilities	898
Total liabilities assumed	5,120
Total purchase consideration	$126,313
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies, and is deductible for U.S. income tax purposes.

Definite-lived intangible assets acquired with Cadence’s acquisition of VLAB Works were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$18,300	6.0 years
Agreements and relationships	9,000	7.0 years
Tradenames, trademarks and patents	400	3.0 years
Total acquired intangibles with definite lives	$27,700	6.3 years
Other 2025 Acquisitions
During fiscal 2025, Cadence completed three other business combinations for aggregate cash consideration of $38.9 million, net of cash acquired. The total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $14.1 million of definite-lived intangible assets with a weighted average amortization period of 3.4 years. Cadence also recognized $26.5 million of goodwill, which is primarily attributed to the assembled workforce of the acquired businesses. The goodwill recognized with these acquisitions is not expected to be deductible for tax purposes.
In connection with these acquisitions, Cadence paid additional immaterial amounts to third-party escrow agents that will be released to certain former shareholders, subject to continued employment with Cadence, through the fourth quarter of fiscal 2028. The release of these funds is subject to continuous service and other conditions and is accounted for over the required service period as post-acquisition compensation expense in Cadence’s consolidated income statements.
As of December 31, 2025, the allocation of purchase consideration to the acquired assets and assumed liabilities from these acquisitions was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
2024 Acquisitions
Acquisition of BETA CAE
On May 30, 2024, Cadence acquired all of the outstanding equity of BETA CAE, a system analysis platform provider of multi-domain, engineering simulation solutions. The aggregate purchase consideration for Cadence’s acquisition of BETA CAE, net of cash acquired of $91.3 million, was $1.14 billion. The aggregate purchase consideration was comprised of $638.2 million of cash and non-cash consideration of 1.74 million shares of Cadence common stock with an aggregate acquisition date fair value of $501.8 million. The addition of BETA CAE’s technologies and talent is expected to accelerate Cadence’s ISD strategy by expanding its multiphysics system analysis portfolio and enabling entry into the structural analysis space.
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
The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce, and is deductible for U.S. income tax purposes.

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
Other 2024 Acquisitions
During fiscal 2024, Cadence completed two other business combinations for aggregate cash consideration of $28.3 million, net of cash acquired. The total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $5.5 million of definite-lived intangible assets with a weighted average amortization period of 4.9 years. Cadence also recognized $25.2 million of goodwill, which is primarily attributed to the assembled workforce of the acquired businesses. The goodwill recognized with these acquisitions is not deductible for tax purposes.
2023 Acquisitions
Acquisition of IP Assets from Rambus Inc.
On September 6, 2023, Cadence acquired the serializer/deserializer (“SerDes”) and memory interface physical layer (“Memory”) IP business from Rambus Inc. (“Rambus”) for an aggregate cash consideration of $108.6 million. Memory and SerDes IP design and integration continues to be integral to the design of artificial intelligence, data center and hyperscale applications, CPU architectures and networking devices. The addition of the Rambus IP and seasoned team accelerates Cadence’s ISD strategy and strengthens Cadence's IP technology portfolio.

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
Acquisition of Pulsic, Ltd.
On May 4, 2023, Cadence acquired all of the outstanding equity of Pulsic, Ltd. (“Pulsic”), a longtime provider of production-proven technology for floor-planning, placement, and routing of custom ICs. The addition of Pulsic’s technologies and experienced team supports Cadence’s ISD strategy and strengthens Cadence’s Custom IC Design and Simulation technology portfolio. The aggregate cash consideration for Cadence’s acquisition of Pulsic, net of cash acquired of $3.8 million, was $56.1 million. Subject to service and other conditions, Cadence recognized expense for consideration paid to certain former Pulsic shareholders, subject to continued employment with Cadence, through the second quarter of fiscal 2025.
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
Pro Forma Financial Information
Cadence has not presented pro forma financial information for any of the businesses it acquired during fiscal 2025, 2024 and fiscal 2023 because the results of operations for these businesses are not material to Cadence’s consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s consolidated income statement. During fiscal 2025, 2024 and 2023, transaction costs associated with acquisitions were $30.5 million, $14.6 million and $12.1 million, respectively.
NOTE 7. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during fiscal 2025 and 2024 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2023	$1,535,845
Goodwill resulting from acquisitions	889,585
Effect of foreign currency translation	(46,759)
Balance as of December 31, 2024	2,378,671
Goodwill resulting from acquisitions	249,712
Effect of foreign currency translation	120,760
Balance as of December 31, 2025	$2,749,143
Cadence completed its annual goodwill impairment test during the third quarter of fiscal 2025 and determined that the fair value of Cadence’s single reporting unit exceeded the carrying amount of its net assets and that no impairment existed.

Acquired Intangibles, Net
Acquired intangibles as of December 31, 2025, were as follows, excluding intangibles that were fully amortized as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$590,211	$(256,589)	$333,622
Agreements and relationships	470,334	(114,697)	355,637
Tradenames, trademarks and patents	40,984	(12,020)	28,964
Total acquired intangibles	$1,101,529	$(383,306)	$718,223
Acquired intangibles as of December 31, 2024, were as follows, excluding intangibles that were fully amortized as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$465,453	$(199,126)	$266,327
Agreements and relationships	386,365	(78,605)	307,760
Tradenames, trademarks and patents	28,113	(7,466)	20,647
Total acquired intangibles	$879,931	$(285,197)	$594,734
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for fiscal 2025, 2024 and 2023, by consolidated income statement caption, was as follows:

	2025	2024	2023
	(In thousands)
Cost of product and maintenance	$65,395	$60,074	$43,808
Amortization of acquired intangibles	39,937	30,375	18,162
Total amortization of acquired intangibles	$105,332	$90,449	$61,970
As of December 31, 2025, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2026	$125,335
2027	117,035
2028	112,320
2029	97,511
2030	62,280
Thereafter	203,742
Total estimated amortization expense	$718,223

NOTE 8. INCOME TAXES
Cadence’s income before provision for income taxes included income from the United States and from foreign subsidiaries for fiscal 2025, 2024 and 2023, was as follows:

	2025	2024	2023
	(In thousands)
United States	$535,551	$600,088	$533,442
Foreign subsidiaries	986,492	795,731	748,484
Total income before provision for income taxes	$1,522,043	$1,395,819	$1,281,926
Cadence’s provision for income taxes was comprised of the following items for fiscal 2025, 2024 and 2023:

	2025	2024	2023
	(In thousands)
Current:
Federal	$133,235	$281,674	$156,495
State and local	67,323	50,430	15,933
Foreign	146,549	136,968	104,866
Total current	347,107	469,072	277,294

Deferred:
Federal	31,079	(130,490)	(87,851)
State and local	8,805	(5,127)	25,440
Foreign	26,164	6,880	25,899
Total deferred	66,048	(128,737)	(36,512)

Total provision for income taxes	$413,155	$340,335	$240,782
During fiscal 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including the immediate expensing of United States research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in fiscal 2025 and others effective from fiscal 2026. Cadence’s consolidated net deferred tax assets as of December 31, 2025 and December 31, 2024 were $870.2 million and $951.7 million, respectively. The decrease was principally due to the immediate expensing of United States research and development expenditures.
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

The following table presents required disclosures pursuant to ASU 2023-09 and reconciles the provision computed at the U.S. federal statutory income tax rate to the provision for income taxes for fiscal 2025.

	2025
	(In thousands)	(%)
Provision computed at federal statutory income tax rate	$319,629	21.0%
State and local income tax, net of federal tax effect*	68,258	4.5%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland & United States	(45,716)	(3.0)%
Other	(16,302)	(1.1)%
Other foreign jurisdictions	66,259	4.4%
Effect of cross-border tax laws
Global intangible low-taxed income	131,254	8.6%
Foreign-derived intangible income	(7,342)	(0.5)%
Subpart F	22,040	1.4%
Tax credits
Research and development tax credits	(20,556)	(1.4)%
Foreign tax credits	(110,079)	(7.2)%
Change in deferred tax asset valuation allowance	(11)	—%
Nontaxable or nondeductible items
Stock based compensation	(29,013)	(1.9)%
Settlements with BIS and the DOJ	26,994	1.8%
Acquisition-related costs	14,105	0.9%
Decrease in unrecognized tax benefits	(4,837)	(0.3)%
Other	(1,528)	(0.1)%
Provision for income taxes	$413,155	27.1%
_____________
*State taxes in California make up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the provision computed at the U.S. federal statutory income tax rate to the provision for income taxes for fiscal 2024 and fiscal 2023.

	2024	2023
	(In thousands)
Provision computed at federal statutory income tax rate	$293,122	$269,205
State and local income tax, net of federal tax effect	50,130	40,304
Intercompany transfers of intangible property rights	7,833	23,826
Foreign income tax rate differential	(62,798)	(54,210)
Foreign-derived intangible income deduction	(13,344)	(14,253)
U.S. tax on foreign entities	144,222	113,011
Stock-based compensation	(6,181)	(26,805)
Change in deferred tax asset valuation allowance	11,441	9,077
Tax credits	(135,344)	(130,383)
Non-deductible acquisition-related costs	11,770	6,709
Withholding taxes	20,175	15,300
Tax settlements, foreign	—	4,034
Increase (decrease) in unrecognized tax benefits	9,061	(19,660)
Other	10,248	4,627
Provision for income taxes	$340,335	$240,782
Effective tax rate	24%	19%
The components of deferred tax assets and liabilities consisted of the following as of December 31, 2025, and December 31, 2024:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$125,267	$110,031
Reserves and accruals	110,634	103,731
Intangible assets	472,393	487,947
Capitalized research and development expense for income tax purposes	305,835	368,085
Operating loss carryforwards	12,801	9,781
Deferred income	84,309	79,195
Capital loss carryforwards	16,601	16,861
Stock-based compensation costs	38,610	34,045
Depreciation and amortization	33,759	17,228
Investments	22,826	20,757
Lease liability	39,606	33,341
Total deferred tax assets	1,262,641	1,281,002
Valuation allowance	(104,782)	(90,603)
Net deferred tax assets	1,157,859	1,190,399

Deferred tax liabilities:
Intangible assets	(139,761)	(107,251)
Undistributed foreign earnings	(92,954)	(76,045)
ROU assets	(39,606)	(33,341)
Investments	(11,422)	(14,171)
Other	(3,950)	(7,869)
Total deferred tax liabilities	(287,693)	(238,677)
Total net deferred tax assets	$870,166	$951,722
During fiscal 2025, 2024 and 2023 Cadence maintained valuation allowances of $104.8 million, $90.6 million, and $79.2 million, respectively, on certain federal, state and foreign deferred tax assets because the realization of these deferred tax assets requires future income of a specific character or amount that Cadence considered uncertain. The valuation allowance primarily relates to the following:
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
The valuation allowance increased by $14.2 million and $11.4 million during fiscal 2025 and fiscal 2024, respectively, and decreased by $9.1 million during fiscal 2023. The valuation allowance activity was primarily related to state research and development tax credits and certain foreign tax credits.
As of December 31, 2025, Cadence’s operating loss carryforwards were as follows:

	Amount	Expiration Periods
	(In thousands)
Federal	$41	2033
California	31,209	from 2026 through 2046
Other states (tax effected, net of federal benefit)	164	from 2028 through indefinite
Foreign (tax effected)	10,334	indefinite
As of December 31, 2025, Cadence had tax credit carryforwards of:

	Amount	Expiration Periods
	(In thousands)
Federal*	$60,773	from 2031
California	—	indefinite
Other states	10,261	from 2034 through 2045
Foreign	54,234	from 2045 through indefinite
_____________
*Certain of Cadence’s foreign tax credits have yet to be realized and as a result do not yet have an expiration period.

Examinations by Tax Authorities
Taxing authorities regularly examine Cadence’s income tax returns. As of December 31, 2025, Cadence’s earliest tax years that remain open to examination and the assessment of additional tax include:

Jurisdiction	Earliest Tax Year Open to Examination

United States – Federal	2020
United States – California	2020
Ireland	2021
Israel	2017
Unrecognized Tax Benefits
The changes in Cadence’s gross amount of unrecognized tax benefits during fiscal 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(In thousands)
Unrecognized tax benefits at the beginning of the fiscal year	$107,388	$94,311	$126,073
Gross amount of the increase (decrease) in unrecognized tax benefits of tax positions taken during a prior year*	232	10,109	(1,401)
Gross amount of the increases in unrecognized tax benefits as a result of tax positions taken during the current year	4,118	6,669	2,565
Amount of decreases in unrecognized tax benefits relating to settlements with taxing authorities, including the utilization of tax attributes	(6,598)	—	(8,000)
Reductions to unrecognized tax benefits resulting from the lapse of the applicable statute of limitations	(4,118)	(3,173)	(24,768)
Effect of foreign currency translation	(81)	(528)	(158)
Unrecognized tax benefits at the end of the fiscal year	$100,941	$107,388	$94,311

Total amounts of unrecognized tax benefits that, if upon resolution of the uncertain tax positions would reduce Cadence’s effective tax rate	$99,944	$106,420	$93,398
_____________
* Includes unrecognized tax benefits of tax positions recorded in connection with acquisitions
The total amounts of interest, net of tax, and penalties recognized in the consolidated income statements as provision for income taxes for fiscal 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(In thousands)
Interest	$1,984	$3,893	$2,282
Penalties	(308)	143	267
The total amounts of gross accrued interest and penalties recognized in the consolidated balance sheets as of December 31, 2025, and December 31, 2024, were as follows:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Interest	$9,050	$9,010
Penalties	891	1,261

Cash Taxes Paid
Cadence adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. Total income taxes paid (net of refunds) for fiscal 2025 include:

2025
(In thousands)
U.S. Federal	$76,724
U.S. State & Local	29,980
Foreign	140,663
Total	$247,367
Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for fiscal 2025 include U.S. Federal at $76.7 million, California at $13.1 million, China at $27.2 million, India at $23.6 million, Israel at $22.4 million, and Taiwan at $18.3 million.
Cash paid for income taxes, net of refunds, for fiscal 2024 and 2023 were $510.0 million and $253.7 million, respectively.
NOTE 9. STOCK COMPENSATION PLANS AND STOCK-BASED COMPENSATION
Equity Incentive Plans
Cadence’s Omnibus Plan provides for the issuance of both incentive and non-qualified options, restricted stock awards, restricted stock units, stock bonuses and the rights to acquire restricted stock to both executive and non-executive employees. During fiscal 2023, Cadence’s stockholders approved an amendment to the Omnibus Plan to increase the number of shares of common stock authorized for issuance by 6.5 million. As of December 31, 2025, the total number of shares available for future issuance under the Omnibus Plan was 12.1 million. Options granted under the Omnibus Plan have an exercise price not less than the fair market value of the stock on the date of grant. Options and restricted stock generally vest over a period of three years to four years. Options granted under the Omnibus Plan expire seven years from the date of grant. Vesting of restricted stock awards granted under the Omnibus Plan may require the attainment of specified performance criteria.
Cadence’s 1995 Directors Stock Incentive Plan (the “Directors Plan”) provides for the issuance of non-qualified options, restricted stock awards and restricted stock units to its non-employee directors. Options granted under the Directors Plan have an exercise price not less than the fair market value of the stock on the date of grant. As of December 31, 2025, the total number of shares available for future issuance under the Directors Plan was 0.4 million. Options granted under the Directors Plan expire after ten years, and options, restricted stock awards and restricted stock units vest one year from the date of grant.
Stock-Based Compensation
Stock-based compensation expense and the related income tax benefit recognized in connection with stock options, restricted stock and the ESPP during fiscal 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(In thousands)
Stock options	$16,101	$18,610	$15,939
Restricted stock	400,699	338,082	278,567
ESPP	38,375	34,527	31,105
Total stock-based compensation expense	$455,175	$391,219	$325,611

Income tax benefit	$76,978	$66,080	$50,994

Stock-based compensation expense is reflected in Cadence’s consolidated income statements during fiscal 2025, 2024 and 2023 as follows:

	2025	2024	2023
	(In thousands)
Cost of product and maintenance	$8,216	$6,402	$4,500
Cost of services	9,498	8,149	5,728
Marketing and sales	87,150	77,195	66,304
Research and development	278,489	241,730	194,709
General and administrative	71,822	57,743	54,370
Total stock-based compensation expense	$455,175	$391,219	$325,611
Stock Options
The exercise price of each stock option granted under Cadence’s employee equity incentive plans is equal to or greater than the closing price of Cadence’s common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted in fiscal 2025. The weighted average grant date fair value of options granted, and the weighted average assumptions used in the model for fiscal 2024 and 2023 were as follows:

	2024	2023
Dividend yield	None	None
Expected volatility	31.9%	32.6%
Risk-free interest rate	4.3%	3.6%
Expected term (in years)	4.8	5.0
Weighted average fair value of options granted	$103.79	$71.83
A summary of the changes in stock options outstanding under Cadence’s equity incentive plans during fiscal 2025 is presented below:

		Weighted Average	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(In thousands)			(In thousands)
Options outstanding as of December 31, 2024	1,322	$171.08
Granted	—	—
Exercised	(289)	93.81
Forfeited	(26)	230.93
Options outstanding as of December 31, 2025	1,007	$191.75	3.5	$121,643
Options vested as of December 31, 2025	806	$176.62	3.2	$109,590
Cadence had total unrecognized compensation expense related to stock option grants of $16.6 million as of December 31, 2025, which will be recognized over the remaining vesting period. The remaining weighted average vesting period of unvested awards is 1.7 years.
The total intrinsic value of and cash received from options exercised during fiscal 2025, 2024 and 2023 was:

	2025	2024	2023
	(In thousands)
Intrinsic value of options exercised	$65,864	$266,336	$139,125
Cash received from options exercised	27,125	88,903	30,940

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
Certain long-term, market-based stock awards granted to executives vest over three to five years and are subject to certain market conditions and the executive’s continuing service to Cadence. Vesting of the market-based awards is contingent upon achieving market conditions of total shareholder return relative to a peer index. Stock-based compensation expense is recognized using the graded-vesting method over the vesting term. If the market-based conditions are not ultimately met, compensation expense previously recognized is not reversed. As of December 31, 2025, Cadence had 2.6 million shares of unvested long-term, market-based stock awards outstanding.
Cadence granted market-based awards in fiscal 2025 and 2023. No market-based awards were granted in fiscal 2024. Compensation expense is calculated using the fair value of the market-based stock awards under Monte Carlo simulation model. The weighted average assumptions used in the model for fiscal 2025 and 2023 were as follows:

	2025	2023
Dividend yield	None	None
Expected volatility	33.5%	33.6%
Risk-free interest rate	4.0%	3.6%
Expected term (in years)	4.9	3.8
Weighted average fair value of market-based awards granted	$128.47	$132.20
Stock-based compensation expense related to performance-based restricted stock grants and market-based restricted stock grants for fiscal 2025, 2024 and 2023 was as follows:

	2025	2024	2023
	(In thousands)
Stock-based compensation expense related to performance-based restricted stock	$27,557	$29,178	$22,922
Stock-based compensation expense related to market-based stock awards	57,753	19,934	30,095
A summary of the changes in restricted stock outstanding under Cadence’s equity incentive plans during fiscal 2025 is presented below:

		Weighted Average Grant Date	Aggregate Intrinsic
	Shares	Fair Value	Value
	(In thousands)		(In thousands)
Unvested shares as of December 31, 2024	4,557	$186.79
Granted	2,341	181.08
Vested	(2,049)	185.75
Forfeited	(203)	229.50
Unvested shares as of December 31, 2025	4,646	$182.50	$779,350
As of December 31, 2025, Cadence had total unrecognized compensation expense related to restricted stock grants of $641.9 million, which will be recognized over a weighted average vesting period of 1.9 years.
The total fair value realized by employees upon vesting of restricted stock during fiscal 2025, 2024 and 2023 was:

	2025	2024	2023
	(In thousands)
Fair value of restricted stock realized upon vesting	$610,406	$649,152	$442,556

Employee Stock Purchase Plan
Cadence provides an ESPP that enables eligible employees to purchase shares of its common stock. Offering periods under the plan last a duration of six months beginning on either February 1 or August 1, with the purchase dates falling on the last day of the six-month offering period. For the offering periods commencing after February 1, 2022, eligible employees may purchase Cadence’s common stock at a price equal to 85% of the lower of the fair market value at the beginning or the end of the applicable offering period, in an amount not to exceed 15% of their annual base earnings plus bonuses and commissions, and subject to a limit in any calendar year of $25,000. The ESPP may be amended from time to time. During fiscal 2024, Cadence's stockholders approved an amendment to Cadence's Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance by 3.5 million. As of December 31, 2025, the total number of shares available for future issuance under the ESPP was 5.7 million.
Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted average grant date fair value of purchase rights granted under the ESPP and the weighted average assumptions used in the model for fiscal 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Dividend yield	None	None	None
Expected volatility	38.8%	32.1%	29.9%
Risk-free interest rate	4.2%	5.1%	4.5%
Expected term (in years)	0.5	0.5	0.5
Weighted average fair value of purchase rights granted	$87.92	$65.50	$50.95
Shares of common stock issued under the ESPP for fiscal 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(In thousands, except per share amounts)
Cadence shares purchased under the ESPP	507	548	647
Cash received for the purchase of shares under the ESPP	$118,776	$115,335	$102,017
Weighted average purchase price per share	$234.08	$210.31	$157.70
Reserved for Future Issuance
As of December 31, 2025, Cadence had reserved the following shares of authorized but unissued common stock for future issuance:

Shares
(In thousands)
Employee equity incentive plans*	16,748
Employee stock purchase plans	5,724
Directors stock plans*	424
Total	22,896
_____________
*Includes shares reserved for: (i) issuance upon exercise of future option grants, (ii) issuance upon vesting of future restricted stock grants, (iii) outstanding but unexercised options to purchase common stock, or (iv) unvested restricted stock units.
NOTE 10. STOCK REPURCHASE PROGRAMS
Cadence is authorized to repurchase shares of its common stock under a publicly announced program that was most recently increased by its Board of Directors in May 2025. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. During fiscal 2025, Cadence repurchased approximately 3.2 million shares on the open market for an aggregate purchase price of $925.0 million. As of December 31, 2025, approximately $1.4 billion of the share repurchase authorization remained available to repurchase shares of Cadence common stock.
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
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during fiscal 2025, 2024 and 2023 were as follows:

	2025*	2024	2023**
	(In thousands)
Shares repurchased	3,165	1,930	3,145
Total cost of repurchased shares	$925,034	$550,026	$700,134
_____________
*    Excludes $3.1 million of excise tax.
**    Includes 276 thousand shares and $60 million equity forward contract from the June 2023 ASR settled in August 2023, and excludes $0.9 million of excise tax.
NOTE 11. RESTRUCTURING AND OTHER CHARGES
From time to time, Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. The most recent of these plans was initiated in September 2025 (the “2025 Restructuring Plan”). The charges incurred with the 2025 Restructuring Plan were comprised of severance payments and termination benefits related to headcount reductions and are included in restructuring on Cadence’s consolidated income statements.
The following table presents activity for Cadence’s restructuring plans during fiscal 2025, 2024 and 2023:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance, December 31, 2022	$—	$—	$—
Restructuring	10,935	78	11,013
Non-cash changes	—	(78)	(78)
Cash payments	(8,211)	—	(8,211)
Effect of foreign currency translation	(121)	—	(121)
Balance, December 31, 2023	$2,603	$—	$2,603
Restructuring	22,735	1,030	23,765
Non-cash changes	—	(1,030)	(1,030)
Cash payments	(20,464)	—	(20,464)
Effect of foreign currency translation	(147)	—	(147)
Balance, December 31, 2024	$4,727	$—	$4,727
Restructuring	25,808	3,386	29,194
Non-cash changes	—	(3,386)	(3,386)
Cash payments	(15,957)	—	(15,957)
Effect of foreign currency translation	(111)	—	(111)
Balance, December 31, 2025	$14,467	$—	$14,467
All liabilities for severance and related benefits under the 2025 Restructuring Plan are included in accounts payable and accrued liabilities on Cadence’s consolidated balance sheet as of December 31, 2025. Cadence expects to make cash payments to settle these liabilities through fiscal 2026.

NOTE 12. OTHER INCOME, NET
Cadence’s other income, net, for fiscal 2025, 2024 and 2023 was as follows:

	2025	2024	2023
	(In thousands)
Interest income	$101,584	$62,484	$29,637
Gain on sale of IP and other assets	11,500	—	—
Gains on investments	57,589	49,593	34,602
Gains on securities in NQDC trust	14,029	11,145	10,851
Losses on foreign exchange	(36,090)	(965)	(5,490)
Other expense, net	(2,070)	(1,202)	(2,714)
Total other income, net	$146,542	$121,055	$66,886
For additional information relating to the gains from Cadence’s investment activity, see Note 14 in the notes to consolidated financial statements.
In September 2025, Cadence entered into foreign currency forward exchange contracts with an aggregate notional value of €1.89 billion to mitigate the impact of currency price fluctuations of the European Union euro relative to the U.S. dollar for its pending acquisition of Hexagon’s design and engineering business. These forward contracts were not designated as accounting hedges, so the unrealized gains and losses from the change in the fair value of these contracts were included as a component of other income (expense), net as gains or losses on foreign exchange. During fiscal 2025, Cadence recognized losses associated with these foreign currency forward contracts of $29.2 million.
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
The calculations for basic and diluted net income per share for fiscal 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(In thousands, except per share amounts)
Net income	$1,108,888	$1,055,484	$1,041,144
Weighted average common shares used to calculate basic net income per share	271,333	271,212	269,381
Stock-based awards	1,979	2,621	3,367
Weighted average common shares used to calculate diluted net income per share	273,312	273,833	272,748
Net income per share – basic	$4.09	$3.89	$3.86
Net income per share – diluted	$4.06	$3.85	$3.82
The following table presents shares of Cadence’s common stock outstanding for fiscal 2025, 2024 and 2023 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	2025	2024	2023
	(In thousands)
Long-term market-based awards	1,168	—	1,381
Options to purchase shares of common stock	207	184	345
Non-vested shares of restricted stock	70	258	232
Total potential common shares excluded	1,445	442	1,958

NOTE 14. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s consolidated balance sheets. Changes in the fair value of these investments are recorded to other income, net in Cadence’s consolidated income statements. The carrying value of marketable equity investments was $83.2 million and $90.4 million as of December 31, 2025, and December 31, 2024, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s consolidated balance sheets. As of December 31, 2025, Cadence held a 10.5% interest in a privately held company that was accounted for using the equity method of accounting. Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income, net in Cadence’s consolidated income statements. During the fourth quarter of fiscal 2025, Cadence liquidated a portion of its holdings through a share buyback for total cash consideration of $56.0 million, which resulted in a gain, net of basis differences, of $15.9 million. During fiscal 2025, Cadence recognized a net gain on this investment of $12.2 million, inclusive of the gain on the liquidation of a portion of its holdings during the fourth quarter. During fiscal 2024 and 2023, Cadence recognized net losses on this investment of $2.5 million and $2.7 million, respectively. The carrying value of this investment was $51.0 million and $97.5 million as of December 31, 2025 and December 31, 2024, respectively.
Cadence also holds other non-marketable equity investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. During fiscal 2025, Cadence recognized net gains on its portfolio of other non-marketable equity investments of $53.4 million. During fiscal 2024 and 2023, gains and losses on these investments were not material to Cadence’s consolidated financial statements. The carrying value of these investments was $16.6 million and $26.6 million as of December 31, 2025 and December 31, 2024, respectively.
The portion of gains and losses included in Cadence’s consolidated income statements related to equity securities still held at the end of the period were as follows:

	2025	2024	2023
	(In thousands)
Net gains recognized on equity securities	$57,777	$49,653	$34,651
Less: Net gains recognized on equity securities sold	(66,171)	(20,367)	(12,283)
Net gains (losses) recognized on equity securities still held	$(8,394)	$29,286	$22,368
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its consolidated balance sheets:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$70,317	$852	$(199)	$70,970
Total available-for-sale securities	$70,317	$852	$(199)	$70,970

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$50,604	$230	$(582)	$50,252
Total available-for-sale securities	$50,604	$230	$(582)	$50,252

Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence’s consolidated balance sheets. As of December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $6.6 million, and the unrealized losses on these securities were not material.
As of December 31, 2025, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$1,150
Due after 1 year through 5 years	15,481
Due after 5 years through 10 years	26,916
Due after 10 years	27,423
Total	$70,970
As of December 31, 2025, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
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
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of December 31, 2025, and December 31, 2024:

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$2,100,210	$2,100,210	$—	$—
Marketable securities:
Marketable equity securities	83,244	83,244	—	—
Mortgage-backed and asset-backed securities	70,970	—	70,970	—
Securities held in NQDC trust	117,732	117,732	—	—
Total Assets	$2,372,156	$2,301,186	$70,970	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	25,999	—	25,999	—
Total Liabilities	$25,999	$—	$25,999	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$1,700,084	$1,700,084	$—	$—
Marketable securities:
Marketable equity securities	90,374	90,374	—	—
Mortgage-backed and asset-backed securities	50,252	—	50,252	—
Securities held in NQDC trust	96,450	96,450	—	—
Total Assets	$1,937,160	$1,886,908	$50,252	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	7,533	—	7,533	—
Total Liabilities	$7,533	$—	$7,533	$—
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
Level 3 Measurements
During fiscal 2025, Cadence acquired intangible assets of $184.4 million primarily through its acquisitions of VLAB Works, Artisan foundation IP business from Arm Limited and Secure-IC. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For existing technology, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. Cadence assumed technological obsolescence at rates between 8% and 13% annually, before applying an assumed royalty rate between 25% and 30% and discount rates between 10% and 13%.
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

NOTE 16. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of December 31, 2025, and December 31, 2024, is as follows:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Inventories:
Raw materials	$245,487	$243,244
Work-in-process	14,665	1,216
Finished goods	43,393	13,251
Inventories	$303,545	$257,711

Prepaid expenses and other:
Short-term investments	154,213	140,625
Other prepaid expenses and other assets	265,659	293,253
Prepaid expenses and other	$419,872	$433,878

Property, plant and equipment:
Equipment and internal-use software	$990,700	$875,399
Buildings	137,597	137,781
Land	57,413	57,687
Leasehold, building and land improvements	298,417	245,669
Furniture and fixtures	51,189	43,517
In-process capital assets	3,193	14,879
Total cost	1,538,509	1,374,932
Less: Accumulated depreciation and amortization	(1,021,505)	(916,732)
Property, plant and equipment, net	$517,004	$458,200

Other assets:
Long-term investments	$67,517	$124,086
ROU lease assets	175,964	146,190
Other long-term assets	337,891	274,465
Other assets	$581,372	$544,741

Accounts payable and accrued liabilities:
Trade accounts payable	$93,491	$5,555
Payroll and payroll-related accruals	384,424	335,232
Other accrued operating liabilities	378,941	291,905
Accounts payable and accrued liabilities	$856,856	$632,692

Other long-term liabilities:
Operating lease liabilities	$136,289	$108,893
Other accrued liabilities	271,240	230,555
Other long-term liabilities	$407,529	$339,448

NOTE 17. LEASES
Operating lease expense, which includes immaterial amounts of short-term leases, variable lease costs and sublease income, was as follows during fiscal 2025, 2024 and 2023:

	2025	2024	2023
	(In thousands)
Operating lease expense	$70,846	$61,827	$56,805
Additional activity related to Cadence’s leases during fiscal 2025, 2024 and 2023 was as follows:

	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$55,244	$49,978	$46,069
ROU assets obtained in exchange for operating lease obligations	79,567	42,614	32,597
ROU lease assets and lease liabilities for Cadence’s operating leases were recorded in the consolidated balance sheets as follows:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Other assets	$175,964	$146,190

Accounts payable and accrued liabilities	49,889	41,554
Other long-term liabilities	136,289	108,893
Total lease liabilities	$186,178	$150,447

Weighted average remaining lease term (in years)	5.6	5.3
Weighted average discount rate	5%	4%
Future lease payments included in the measurement of lease liabilities on the consolidated balance sheet as of December 31, 2025, for the following five fiscal years and thereafter were as follows:

Operating
Leases
(In thousands)
2026	$55,588
2027	38,885
2028	31,555
2029	25,575
2030	17,385
Thereafter	44,761
Total future lease payments	213,749
Less imputed interest	(27,571)
Total lease liability balance	$186,178
As of December 31, 2025, Cadence had additional operating lease obligations of approximately $33.3 million for facility leases that will commence in 2026.

NOTE 18. COMMITMENTS AND CONTINGENCIES
Purchase Obligations
Cadence had purchase obligations of $162.1 million as of December 31, 2025, that were associated with agreements or commitments for purchases of goods or services. Cadence expects to settle these obligations in the following five fiscal years and thereafter as follows:

Purchase
Obligations
(In thousands)
2026	$99,629
2027	27,319
2028	20,939
2029	7,181
2030	7,015
Thereafter	—
Total	$162,083
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
As part of the settlements, Cadence entered into a plea agreement with the DOJ pursuant to which Cadence agreed to plead guilty to one count of conspiracy to commit export controls violations. In addition, Cadence entered into an administrative settlement agreement with BIS. Both agreements include ongoing audit, compliance and other obligations. Under these agreements, Cadence recorded a charge of $128.5 million in Loss related to contingent liability in its consolidated income statement and paid BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during fiscal 2025.
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
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during fiscal 2025, 2024 or 2023.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s IP. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during fiscal 2025, 2024 or 2023.

NOTE 19. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Cadence maintains various defined contribution plans for its eligible U.S. and non-U.S. employees. For employees in the United States, Cadence maintains a 401(k) savings plan to provide retirement benefits through tax-deferred salary deductions and may make discretionary contributions, as determined by the Board of Directors, which cannot exceed a specified percentage of the annual aggregate salaries of those employees eligible to participate. Cadence’s total contributions made to these plans during fiscal 2025, 2024 and 2023 were as follows:

	2025	2024	2023
	(In thousands)
Contributions to defined contribution plans	$51,104	$45,164	$39,651
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
Accumulated other comprehensive loss was comprised of the following as of December 31, 2025, and December 31, 2024:

	As of
	December 31, 2025	December 31, 2024
	(In thousands)
Foreign currency translation loss	$14,266	$(178,611)
Changes in defined benefit plan liabilities	(10,293)	(4,447)
Unrealized losses on derivatives designated as hedging instruments, net of taxes	(6,431)	(7,038)
Unrealized gains (losses) on available-for-sale debt securities	653	(352)
Total accumulated other comprehensive loss	$(1,805)	$(190,448)
During fiscal 2024, in anticipation of issuing the Senior Notes, Cadence entered into a series of treasury lock agreements which fixed benchmark U.S. Treasury rates for an aggregate notional amount of $850 million to hedge the impact of changes in the benchmark interest rate on future interest payments. Upon issuance of the Senior Notes in September 2024, Cadence settled the treasury lock agreements and incurred a loss of $9.7 million, which is being amortized to interest expense using the effective interest method over the term of the 2034 Notes.
For fiscal 2025, 2024 and 2023, there were no significant amounts related to foreign currency translation loss or changes in defined benefit plan liabilities reclassified to net income from accumulated other comprehensive loss.
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

For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 3 in the notes to consolidated financial statements. The following table presents revenue, significant expenses and net income for fiscal 2025, 2024 and 2023:

	2025	2024	2023
	(In thousands)
Revenue	5,296,759	4,641,264	4,089,986
Costs and Expenses:
Salary, benefits and other employee-related costs	2,132,023	1,936,542	1,754,223
Stock based compensation	455,175	391,219	325,611
Manufacturing costs	376,610	330,903	232,012
Facilities and other infrastructure costs	192,719	174,102	156,977
Depreciation and amortization	227,828	196,935	145,292
Professional services	169,290	153,439	117,752
Loss related to contingent liability (1)	128,545	8,322	—
Restructuring	29,194	23,765	11,013
Other segment items (2)	48,375	16,703	58,632
Interest income	(101,584)	(62,484)	(29,637)
Interest expense	116,541	75,999	36,185
Provision for income taxes	413,155	340,335	240,782
Net income	$1,108,888	$1,055,484	$1,041,144
_____________
(1) For information regarding the loss related to a contingent liability, see Note 18 in the notes to the consolidated financial statements.
(2) Other segment items includes direct costs for advertising, marketing events, travel, entertainment, bad debt and other operating expense categories that are not considered significant individually. It also includes non-operating expenses such as gains and losses on investments, foreign currency and other non-operating expenses that are not considered significant individually.
Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for fiscal 2025, 2024 and 2023:

	2025	2024	2023
	(In thousands)
Americas:
United States	$2,310,965	$2,159,703	$1,694,529
Other Americas	168,349	93,101	65,259
Total Americas	2,479,314	2,252,804	1,759,788
Asia:
China	679,971	573,096	679,538
Other Asia	1,005,232	855,919	766,409
Total Asia	1,685,203	1,429,015	1,445,947
Europe, Middle East and Africa	790,569	699,241	655,078
Japan	341,673	260,204	229,173
Total	$5,296,759	$4,641,264	$4,089,986

The following table presents a summary of long-lived assets by geography as of December 31, 2025, December 31, 2024, and December 31, 2023:

	As of
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Americas:
United States	$439,902	$412,339	$383,807
Other Americas	10,114	7,437	10,219
Total Americas	450,016	419,776	394,026
Asia:
China	23,014	22,929	29,598
Other Asia	110,844	83,951	71,365
Total Asia	133,858	106,880	100,963
Europe, Middle East and Africa	105,015	73,551	56,449
Japan	4,079	4,183	2,572
Total	$692,968	$604,390	$554,010

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				Exhibit	Filing	Provided
Number	Exhibit Title	Form	File No.	No.	Date	Herewith
2.1	Share Purchase Agreement related to BETA CAE Systems International AG and BETA CAE Systems SA, dated March 2, 2024.	10-Q	000-15867	2.1	4/24/2024
2.2#	Equity Purchase Agreement between Hexagon Smart Solutions AB and the Registrant dated September 4, 2025.	10-Q	000-15867	2.1	10/9/2025
3.1	The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2024.	8-K	000-15867	3.1	5/6/2024
3.2	The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.1	11/3/2023
4.1	Specimen Certificate of the Registrant’s Common Stock.	S-4	033-43400	4.01	10/17/1991
4.2	Base Indenture, dated September 10, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee.	8-K	000-15867	4.1	9/10/2024
4.3	First Supplemental Indenture, dated September 10, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (including the Form of 4.200% Senior Notes due 2027, the Form of 4.300% Senior Notes due 2029 and the Form of 4.700% Senior Notes due 2034).	8-K	000-15867	4.2	9/10/2024
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-15867	4.4	2/21/2025
10.1*	The Registrant’s 1995 Directors Stock Incentive Plan.	10-Q	001-15867	10.01	7/26/2012
10.2*	Form of Stock Option Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.	10-K	000-15867	10.76	2/21/2013
10.3*	Form of Incentive Stock Award Agreement, as currently in effect under the Registrant’s 1995 Directors Stock Incentive Plan.					X
10.4*	Form of Restricted Stock Unit Agreement, as currently in effect under the Registrant's 1995 Directors Stock Incentive Plan.					X
10.5*	The Registrant’s Omnibus Equity Incentive Plan, as amended and restated.	S-8	333-275140	99.01	10/23/2023
10.6	Form of Incentive Stock Award Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.					X
10.7	Form of Long Term Equity Award V (LTP V) Agreement for Non-Executives under the Registrant's Omnibus Equity Incentive Plan.	10-Q	000-15867	10.2	4/30/2025
10.8	Form of Restricted Stock Unit Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.					X
10.9	Form of Stock Option Agreement for Non-Executive Employees and Consultants, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.04	5/7/2014
10.10*	Form of Incentive Stock Award Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.05	5/7/2014

10.11*	Form of Long Term Equity Award V (LTP V) Agreement for Executives under the Registrant's Omnibus Equity Incentive Plan.	10-Q	000-15867	10.4	4/30/2025
10.12*	Form of Performance-Based Restricted Stock Unit (PSU) Agreement for Executives with Operating Income Metrics under the Registrant's Omnibus Equity Incentive Plan.	10-Q	000-15867	10.5	4/30/2025
10.13*	Form of Performance-Based Restricted Stock Unit (PSU) Agreement for Executives with Relative Total Shareholder Return (rTSR) Metrics under the Registrant's Omnibus Equity Incentive Plan.	10-Q	000-15867	10.6	4/30/2025
10.14*	Form of Restricted Stock Unit Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	10-Q	000-15867	10.7	4/30/2025
10.15*	Form of Stock Option Agreement for Executives, as currently in effect under the Registrant’s Omnibus Equity Incentive Plan.	S-8	333-195771	99.07	5/7/2014
10.16*	The Registrant’s Amended and Restated Employee Stock Purchase Plan.	S-8	333-282884	99.1	10/30/2024
10.17*	The Registrant’s 2009 Deferred Compensation Plan, as amended and restated on February 5, 2019.	10-K	000-15867	10.26	2/24/2020
10.18*	The Registrant’s Senior Executive Bonus Plan.	8-K	000-15867	10.01	2/8/2019
10.19*	The Registrant’s Executive Severance Plan.	8-K	001-15867	10.01	5/11/2016
10.20*	The Registrant’s Director Medical and Prescription Benefits Coverage Reimbursement Plan.	10-Q	001-10606	10.02	4/29/2011
10.21*	Form of Indemnity Agreement between the Registrant and its directors and executive officers, as amended and restated.	10-Q	000-15867	10.01	7/25/2016
10.22*	Amended and Restated Employment Agreement, effective as of December 15, 2021, between the Registrant and Anirudh Devgan.	8-K/A	000-15867	10.01	12/17/2021
10.23	Credit Agreement, dated as of June 30, 2021, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	7/1/2021
10.24	First Amendment to Credit Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A. and other lenders party thereto.	8-K	000-15867	10.02	9/8/2022
10.25	Credit Agreement, dated August 14, 2024, by and among the Registrant, Bank of America, N.A., as a lender and administrative agent, the other lenders and issuing banks party thereto and BofA Securities, Inc., JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as joint lead arrangers and joint bookrunners.	8-K	000-15867	10.1	8/15/2024
10.26	Loan Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A., and other lenders party thereto.	8-K	000-15867	10.01	9/8/2022
10.27	First Amendment to Loan Agreement, dated August 14, 2024, with respect to that certain Loan Agreement, dated September 7, 2022, by and among the Registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000-15867	10.2	8/15/2024
10.28	Loan Agreement, dated May 30, 2024, by and among the Registrant, Bank of America, N.A., and the other lenders party thereto.	8-K	000-15867	10.1	6/3/2024
10.29	First Amendment to Loan Agreement, dated August 14, 2024, with respect to that certain Loan Agreement, dated May 30, 2024, by and among the Registrant, Bank of America, N.A. and the other lenders party thereto.	8-K	000-15867	10.3	8/15/2024

10.30	Plea Agreement, dated July 27, 2025, by and among the Registrant, the U.S. Department of Justice and the U.S. Attorney's Office for the Northern District of California.	10-Q	000-15867	10.3	7/30/2025
10.31	Settlement Agreement, dated July 27, 2025, by and between the Registrant and the Bureau of Industry and Security, U.S. Department of Commerce.	10-Q	000-15867	10.4	7/30/2025
19.1	The Registrant's Securities Trading Policy.	10-K	000-15867	19.1	2/21/2025
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K).
31.1	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
31.2	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X
32.1†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	The Registrant's Policy for Recovery of Erroneously Awarded Compensation.	10-K	000-15867	97.01	2/14/2024
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - The cover page from this Annual Report on Form 10-K is formatted in iXBRL.

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

CADENCE DESIGN SYSTEMS, INC.

/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer
Dated:	February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Anirudh Devgan	DATE:	February 18, 2026
Anirudh Devgan
President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Wall	DATE:	February 18, 2026
John M. Wall
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anirudh Devgan, John M. Wall and Marc Taxay, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/	ML Krakauer	February 18, 2026
ML, Chair

/s/	Mark W. Adams	February 18, 2026
Mark W. Adams, Director

/s/	Ita Brennan	February 18, 2026
Ita Brennan, Director

/s/	Lewis Chew	February 18, 2026
Lewis Chew, Director

/s/	Anirudh Devgan	February 18, 2026
Anirudh Devgan, Director

/s/	Moshe Gavrielov	February 18, 2026
Moshe Gavrielov, Director

/s/	Julia Liuson	February 18, 2026
Julia Liuson, Director

/s/	Dr. James D. Plummer	February 18, 2026
Dr. James D. Plummer, Director

/s/	Dr. Alberto Sangiovanni-Vincentelli	February 18, 2026
Dr. Alberto Sangiovanni-Vincentelli, Director

/s/	Young K. Sohn	February 18, 2026
Young K. Sohn, Director

/s/	Dr. Luc Van den hove	February 18, 2026
Dr. Luc Van den hove, Director