Form 10-Q
period 2026-03-31
CADENCE DESIGN SYSTEMS INC
filed 2026-05-01
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On March 31, 2026, approximately 275,816,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,406,668	$3,001,317
Receivables, net	1,033,814	944,939
Inventories	317,951	303,545
Prepaid expenses and other	421,967	419,872
Total current assets	3,180,400	4,669,673
Property, plant and equipment, net	536,903	517,004
Goodwill	4,929,581	2,749,143
Acquired intangibles, net	1,933,262	718,223
Deferred taxes	843,209	917,733
Other assets	674,999	581,372
Total assets	$12,098,354	$10,153,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$425,000	$—
Accounts payable and accrued liabilities	863,910	856,856
Current portion of deferred revenue	873,598	778,435
Total current liabilities	2,162,508	1,635,291
Long-term liabilities:
Long-term portion of deferred revenue	146,574	155,997
Long-term debt	2,481,170	2,480,150
Other long-term liabilities	746,639	407,529
Total long-term liabilities	3,374,383	3,043,676
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	5,700,929	4,719,443
Treasury stock, at cost	(6,535,792)	(6,344,213)
Retained earnings	7,436,416	7,100,756
Accumulated other comprehensive loss	(40,090)	(1,805)
Total stockholders’ equity	6,561,463	5,474,181
Total liabilities and stockholders’ equity	$12,098,354	$10,153,148

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue:
Product and maintenance	$1,348,922	$1,110,850
Services	125,298	131,516
Total revenue	1,474,220	1,242,366
Costs and expenses:
Cost of product and maintenance	153,312	116,672
Cost of services	61,235	50,461
Marketing and sales	211,485	202,700
Research and development	508,437	439,102
General and administrative	88,217	63,098
Amortization of acquired intangibles	20,210	8,922
Restructuring	(5)	(109)
Total costs and expenses	1,042,891	880,846
Income from operations	431,329	361,520
Interest expense	(31,613)	(29,118)
Other income, net	28,387	23,290
Income before provision for income taxes	428,103	355,692
Provision for income taxes	92,443	82,113
Net income	$335,660	$273,579
Net income per share – basic	$1.23	$1.01
Net income per share – diluted	$1.23	$1.00
Weighted average common shares outstanding – basic	272,061	271,973
Weighted average common shares outstanding – diluted	273,725	273,631

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$335,660	$273,579
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(37,498)	66,150
Changes in defined benefit plan liabilities	(499)	355
Reclassification of losses on derivatives designated as hedging instruments	204	195
Unrealized gains (losses) on available-for-sale debt securities	(492)	571
Total other comprehensive income (loss), net of tax effects	(38,285)	67,271
Comprehensive income	$297,375	$340,850

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2025	271,799	$4,719,443	$(6,344,213)	$7,100,756	$(1,805)	$5,474,181
Net income	—	—	—	335,660	—	$335,660
Other comprehensive loss, net of taxes	—	—	—	—	(38,285)	$(38,285)
Purchase of treasury stock	(671)	—	(200,000)	—	—	$(200,000)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,547	39,731	32,879	—	—	$72,610
Issuance of common stock in a business combination	3,224	902,208	—	—	—	$902,208
Stock received for payment of employee taxes on vesting of restricted stock	(83)	(98,636)	(24,458)	—	—	$(123,094)
Stock-based compensation expense	—	138,183	—	—	—	$138,183
Balance, March 31, 2026	275,816	$5,700,929	$(6,535,792)	$7,436,416	$(40,090)	$6,561,463

	Three Months Ended March 31, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578
Net income	—	—	—	273,579	—	$273,579
Other comprehensive income, net of taxes	—	—	—	—	67,271	$67,271
Purchase of treasury stock	(1,361)	—	(350,007)	—	—	$(350,007)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	700	67,220	9,569	—	—	$76,789
Stock received for payment of employee taxes on vesting of restricted stock	(148)	(29,383)	(43,183)	—	—	$(72,566)
Stock-based compensation expense	—	107,613	—	—	—	$107,613
Balance, March 31, 2025	273,042	$4,327,187	$(5,693,200)	$6,265,447	$(123,177)	$4,776,257

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash and cash equivalents at beginning of period	$3,001,317	$2,644,030
Cash flows from operating activities:
Net income	335,660	273,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,622	52,916
Stock-based compensation	138,183	107,613
(Gain) loss on divestitures and investments, net	(13,925)	1,791
Deferred income taxes	73,128	(1,861)
ROU asset amortization and change in operating lease liabilities	(250)	(1,446)
Other non-cash items	1,629	862
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(18,548)	102,136
Inventories	(31,376)	15,018
Prepaid expenses and other	9,100	10,316
Other assets	(1,870)	12,237
Accounts payable and accrued liabilities	(232,568)	(69,621)
Deferred revenue	20,422	(14,377)
Other long-term liabilities	(8,425)	(2,142)
Net cash provided by operating activities	355,782	487,021
Cash flows from investing activities:
Purchases of investments	(29,064)	(11,469)
Proceeds from the sale and maturity of investments	40,443	1,246
Proceeds from the sale of IP and other assets	—	11,500
Purchases of property, plant and equipment	(48,820)	(23,061)
Cash paid in business combinations, net of cash acquired	(2,074,534)	—
Net cash used for investing activities	(2,111,975)	(21,784)
Cash flows from financing activities:
Proceeds from revolving credit facility	425,000	—
Proceeds from issuance of common stock	72,610	76,789
Stock received for payment of employee taxes on vesting of restricted stock	(123,094)	(72,566)
Payments for repurchases of common stock	(200,000)	(350,007)
Net cash provided by (used for) financing activities	174,516	(345,784)
Effect of exchange rate changes on cash and cash equivalents	(12,972)	14,191
Increase (decrease) in cash and cash equivalents	(1,594,649)	133,644
Cash and cash equivalents at end of period	$1,406,668	$2,777,674

Supplemental cash flow information:
Cash paid for interest	$57,232	$55,734
Cash paid for income taxes, net	34,659	29,956

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Cadence Design Systems, Inc. (“Cadence”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, Cadence believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements are meant to be, and should be, read in conjunction with the consolidated financial statements and the notes thereto included in Cadence’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report").
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
Trade control laws and regulations have been amended over the past years, including through the imposition of certain export control restrictions concerning advanced node IC production in China and the inclusion of additional Chinese technology companies on the Entity List maintained by the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”) and regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. However, on November 11, 2025, BIS published a one-year suspension of the new rule that is currently set to expire on November 9, 2026, absent a future extension.
Recently Adopted Accounting Standards
Measurements of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. Cadence adopted this ASU on the first day of fiscal 2026. The adoption of this ASU did not have a material impact on Cadence’s consolidated financial statements and disclosures.

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

NOTE 2. ACQUISITIONS
Acquisition of Hexagon Design and Engineering Business
On February 23, 2026, Cadence acquired all of the outstanding equity of the design and engineering (“D&E”) business of Hexagon Smart Solutions AB. The aggregate purchase consideration paid to Hexagon, net of cash acquired of $154.6 million, was $2.9 billion. The aggregate purchase consideration was comprised of $2.2 billion of cash and non-cash consideration of 3.2 million shares of Cadence common stock with an aggregate acquisition date fair value of $902.2 million. This acquisition is expected to expand Cadence’s System Design and Analysis (“SD&A”) portfolio, building upon its acquisition of BETA CAE in fiscal 2024.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of the D&E business based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$264,438
Goodwill	2,166,243
Acquired intangibles	1,248,000
Other assets	18,317
Total assets acquired	3,696,998
Current liabilities	266,140
Long-term liabilities	329,850
Total liabilities assumed	595,990
Total purchase consideration	$3,101,008

The recorded goodwill is attributed to intangible assets that do not qualify for separate recognition, including the acquired assembled workforce and expected synergies, and is not expected to be deductible for U.S. income tax purposes.
Definite-lived intangible assets acquired with Cadence’s acquisition of the D&E business were as follows:

	Fair Value	Weighted Average Amortization Period
	(In thousands)	(in years)
Existing technology	$723,000	7.9 years
Agreements and relationships	507,000	7.7 years
Tradenames, trademarks and patents	18,000	6.0 years
Total acquired intangibles with definite lives	$1,248,000	7.8 years
As of March 31, 2026, the allocation of purchase consideration to the acquired assets and assumed liabilities from the D&E business was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities, including operating assets and liabilities, certain long-lived assets and income tax-related assets and liabilities, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
Pro Forma Financial Information (Unaudited)
The financial information in the table below summarizes the combined results of operations of Cadence and the D&E business, on a pro forma basis, as though the businesses had been combined as of the beginning of the periods presented.
The pro forma financial information includes adjustments to amortization for intangible assets acquired, stock-based compensation costs, interest expense for acquisition financing, adjustments to align lease expense and transaction costs incurred due to acquisition. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the D&E business had been acquired as of the beginning of the periods presented or of results that may occur in the future.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Pro forma total revenue	$1,537,815	$1,326,979
Pro forma net income	319,131	261,347
Other 2026 Acquisitions
During the first quarter of fiscal 2026, Cadence completed two other business combinations for aggregate cash consideration of $57.3 million, net of cash acquired. The total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $24.3 million of definite-lived intangible assets with a weighted average amortization period of 7.0 years. Cadence also recognized $34.1 million of goodwill, which is primarily attributed to the assembled workforce of the acquired businesses. The majority of the goodwill recognized with these acquisitions is expected to be deductible for tax purposes.
In connection with these acquisitions, Cadence paid additional immaterial amounts to third-party escrow agents that will be released to certain former shareholders of the acquired businesses, subject to continued employment with Cadence, through the first quarter of fiscal 2030. The release of these funds is subject to continuous service and other conditions and is accounted for over the required service period as post-acquisition compensation expense in Cadence’s consolidated income statements.
As of March 31, 2026, the allocation of purchase consideration to the acquired assets and assumed liabilities from these acquisitions was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
Cadence has not presented pro forma financial information for any of the other 2026 acquisitions because the results of operations for these businesses are not material to Cadence’s condensed consolidated financial statements.

Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s condensed consolidated income statements. During the three months ended March 31, 2026 and March 31, 2025, transaction costs associated with acquisitions were $6.5 million and $2.0 million, respectively.
NOTE 3. REVENUE
Cadence groups its products and services into categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s product categories for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Core EDA*	71%	71%
Semiconductor IP (“IP”)	14%	14%
System Design and Analysis	15%	15%
Total	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, and Cadence’s available resources to deliver them. No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2026 or March 31, 2025.
Recurring revenue includes revenue recognized over time from Cadence’s Core EDA software licensing arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Other recurring revenue includes revenue recognized at a point in time for short-term software arrangements that are typically renewed at least annually and revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products. Arrangements that require future decisions on the performance obligations to be delivered do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of Cadence’s revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by sales of hardware, individual IP licenses and SD&A software licenses with a term greater than one year. The percentage of Cadence’s recurring and up-front revenue in any single fiscal period is primarily impacted by delivery of hardware and IP products to its customers.
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue recognized over time	73%	77%
Other recurring revenue	4%	5%
Recurring revenue	77%	82%
Up-front revenue	23%	18%
Total revenue	100%	100%

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
Cadence’s contract balances as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Contract assets	$39,599	$67,764
Deferred revenue	1,020,172	934,432

Cadence recognized revenue of $399.0 million during the three months ended March 31, 2026, and $390.1 million during the three months ended March 31, 2025, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were $8.0 billion as of March 31, 2026, which included $0.7 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of March 31, 2026, Cadence expected to recognize 55% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 43% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $24.6 million during the three months ended March 31, 2026, and $14.9 million during the three months ended March 31, 2025, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$516,273	$492,834
Unbilled accounts receivable	521,173	455,993
Long-term receivables	70,154	52,451
Total receivables	1,107,600	1,001,278
Less allowance for doubtful accounts	(3,632)	(3,888)
Total receivables, net	$1,103,968	$997,390
Although most of Cadence’s revenue from its hardware business comes from sales of hardware, Cadence also leases its hardware products to some customers. Revenue from leasing arrangements of its hardware product offerings is immaterial to Cadence’s condensed consolidated financial statements. Assets subject to sales-type leases are reclassified at lease commencement and a net investment in the lease asset is recognized in unbilled accounts receivable in Cadence’s condensed consolidated balance sheets. Cadence’s net investment in sales-type leases related to its hardware business was $144.6 million and $103.5 million as of March 31, 2026 and December 31, 2025, respectively. The portion of Cadence’s net investment in sales-type leases included in long-term receivables was $51.3 million and $34.0 million as of March 31, 2026 and December 31, 2025, respectively.
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of March 31, 2026 and December 31, 2025, no single customer accounted for 10% or more of Cadence’s total receivables.

NOTE 5. DEBT
Revolving Credit Facility
In August 2024, Cadence entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon the receipt of lender commitments, for total maximum borrowings of $1.75 billion. The Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Cadence paid debt issuance costs of $1.3 million that were recorded to other assets in Cadence’s condensed consolidated balance sheet at the inception of the agreement. The debt issuance costs will be amortized to interest expense over the term of the Credit Facility.
Interest accrues on borrowings under the Credit Facility at a rate equal to, at Cadence’s option, either (1) secured overnight financing rate (“SOFR”) plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) the base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. Interest is payable quarterly. A commitment fee ranging from 0.050% to 0.125% is assessed on the daily average undrawn portion of revolving commitments. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the Credit Facility approximates fair value.
The Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of March 31, 2026, Cadence had outstanding borrowings under the Credit Facility of $425.0 million and was in compliance with all covenants associated with the Credit Facility.
Senior Notes
Cadence’s outstanding long-term debt was as follows:

	March 31, 2026			December 31, 2025
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2027 Notes	$500,000	$(1,782)	$498,218	$500,000	$(2,073)	$497,927
2029 Notes	1,000,000	(7,254)	992,746	1,000,000	(7,747)	992,253
2034 Notes	1,000,000	(9,794)	990,206	1,000,000	(10,030)	989,970
Total long-term debt	$2,500,000	$(18,830)	$2,481,170	$2,500,000	$(19,850)	$2,480,150

In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of March 31, 2026, the fair value of the 2027 Notes was $499.6 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of March 31, 2026, the fair value of the 2029 Notes was $1.0 billion.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of March 31, 2026, the fair value of the 2034 Notes was $1.0 billion.
Cadence may redeem the Senior Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase Senior Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.

The indenture governing the Senior Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of March 31, 2026, Cadence was in compliance with all covenants associated with the Senior Notes.
Both the discount and issuance costs are being amortized to interest expense over the term of the Senior Notes using the effective interest method. Interest on the Senior Notes is payable semi-annually in arrears in March and September of each year. The Senior Notes are unsecured and rank equal in right of payment to all of Cadence’s existing and future senior indebtedness.
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2026 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2025	$2,749,143
Goodwill resulting from acquisitions	2,200,369
Effect of foreign currency translation	(19,931)
Balance as of March 31, 2026	$4,929,581
Acquired Intangibles, Net
Acquired intangibles as of March 31, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$1,219,548	$(192,061)	$1,027,487
Agreements and relationships	989,935	(129,341)	860,594
Tradenames, trademarks and patents	56,241	(11,060)	45,181
Total acquired intangibles	$2,265,724	$(332,462)	$1,933,262
Acquired intangibles as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$590,211	$(256,589)	$333,622
Agreements and relationships	470,334	(114,697)	355,637
Tradenames, trademarks and patents	40,984	(12,020)	28,964
Total acquired intangibles	$1,101,529	$(383,306)	$718,223
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for the three months ended March 31, 2026 and March 31, 2025 by condensed consolidated income statement caption was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Cost of product and maintenance	$30,739	$16,494
Amortization of acquired intangibles	20,210	8,922
Total amortization of acquired intangibles	$50,949	$25,416

As of March 31, 2026, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2026 - remaining period	$234,712
2027	290,341
2028	282,970
2029	258,884
2030	214,618
2031	191,684
Thereafter	460,053
Total estimated amortization expense	$1,933,262
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three months ended March 31, 2026 and March 31, 2025 as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Cost of product and maintenance	$3,006	$2,154
Cost of services	3,421	2,466
Marketing and sales	24,102	21,671
Research and development	87,341	67,089
General and administrative	20,313	14,233
Total stock-based compensation expense	$138,183	$107,613
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $1.1 billion as of March 31, 2026, which is expected to be recognized over a weighted average vesting period of 2.3 years.
NOTE 8. STOCK REPURCHASE PROGRAM
Cadence is authorized to repurchase shares of its common stock under a publicly announced program that was most recently increased by its Board of Directors in May 2025. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of March 31, 2026, $1.2 billion of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Shares repurchased	671	1,361
Total cost of repurchased shares	$200,000	$350,007

NOTE 9. OTHER INCOME, NET
Cadence’s other income, net, for the three months ended March 31, 2026 and March 31, 2025 was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Interest income	$18,265	$26,222
Gain on sale of IP and other assets	—	11,500
Gain (loss) on investments	13,925	(13,291)
Loss on securities in Non-Qualified Deferred Compensation (“NQDC”) trust	(2,826)	(1,573)
Gain (loss) on foreign exchange	(441)	809
Other expense, net	(536)	(377)
Total other income, net	$28,387	$23,290
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
The calculations for basic and diluted net income per share for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands, except per share amounts)
Net income	$335,660	$273,579
Weighted average common shares used to calculate basic net income per share	272,061	271,973
Stock-based awards	1,664	1,658
Weighted average common shares used to calculate diluted net income per share	273,725	273,631
Net income per share - basic	$1.23	$1.01
Net income per share - diluted	$1.23	$1.00
The following table presents shares of Cadence’s common stock outstanding for the three months ended March 31, 2026 and March 31, 2025 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Market-based awards	1,528	187
Options to purchase shares of common stock	192	234
Non-vested shares of restricted stock	1,186	190
Total potential common shares excluded	2,906	611

NOTE 11. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments are recorded to other income, net in Cadence’s condensed consolidated income statements. The carrying value of marketable equity investments was $59.8 million and $83.2 million as of March 31, 2026 and December 31, 2025, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 10.5% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $49.2 million and $51.0 million as of March 31, 2026 and December 31, 2025, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income, net in Cadence’s condensed consolidated income statements. For the three months ended March 31, 2026 and March 31, 2025, Cadence recognized losses of $1.1 million and $1.5 million, respectively.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $34.4 million and $16.6 million as of March 31, 2026 and December 31, 2025, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.
The portion of gains and losses included in Cadence’s condensed consolidated income statements related to equity securities still held at the end of the period were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Net gains (losses) recognized on equity securities	$14,003	$(13,259)
Less: Net losses recognized on equity securities sold	(734)	—
Net gains (losses) recognized on equity securities still held	$14,737	$(13,259)
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its condensed consolidated balance sheets:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$79,480	$522	$(362)	$79,640
Total available-for-sale securities	$79,480	$522	$(362)	$79,640

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$70,317	$852	$(199)	$70,970
Total available-for-sale securities	$70,317	$852	$(199)	$70,970

Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $4.6 million and $6.6 million, respectively. The unrealized losses on these securities were not material.
As of March 31, 2026, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$776
Due after 1 year through 5 years	19,087
Due after 5 years through 10 years	29,944
Due after 10 years	29,833
Total	$79,640
As of March 31, 2026, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2026.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements as of March 31, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$670,942	$670,942	$—	$—
Marketable securities:
Marketable equity securities	59,846	59,846	—	—
Mortgage-backed and asset-backed securities	79,640	—	79,640	—
Securities held in NQDC trust	112,507	112,507	—	—
Total Assets	$922,935	$843,295	$79,640	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$17,418	$—	$17,418	$—
Total Liabilities	$17,418	$—	$17,418	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$2,100,210	$2,100,210	$—	$—
Marketable securities:
Marketable equity securities	83,244	83,244	—	—
Mortgage-backed and asset-backed securities	70,970	—	70,970	—
Securities held in NQDC trust	117,732	117,732	—	—
Total Assets	$2,372,156	$2,301,186	$70,970	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$25,999	$—	$25,999	$—
Total Liabilities	$25,999	$—	$25,999	$—
Level 1 Measurements
Cadence’s cash equivalents held in money market funds, marketable equity securities and the trading securities held in Cadence’s NQDC trust are measured at fair value using Level 1 inputs.
Level 2 Measurements
The valuation techniques used to determine the fair value of Cadence’s investments in marketable debt securities, foreign currency forward exchange contracts and Senior Notes are classified within Level 2 of the fair value hierarchy. For additional information relating to Cadence’s debt arrangements, see Note 5 in the notes to condensed consolidated financial statements.
Level 3 Measurements
During the three months ended March 31, 2026, Cadence acquired intangible assets of $1.3 billion primarily through its acquisition of the D&E business. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
For existing technology acquired with the D&E business, the fair value was determined by applying the relief-from-royalty method. This method is based on the application of a royalty rate to forecasted revenue to quantify the benefit of owning the intangible asset rather than paying a royalty for use of the asset. To estimate royalty savings over time, Cadence projected revenue from the acquired existing technology over the estimated remaining life of the technology, including the effect of assumed technological obsolescence, before applying an assumed royalty rate. Cadence assumed technological obsolescence between 7% and 17% annually, before applying an assumed royalty rate between 35% and 40% and a discount rate of 10%.
For agreements and relationships acquired with the D&E business, the fair value was determined by using the multi-period excess earnings method. This method reflects the present value of the projected cash flows that are expected to be generated from existing customers, less charges representing the contribution of other assets to those cash flows. Projected income from existing customer relationships was determined using a customer retention rate between 90% and 98%. The present value of operating cash flows from existing customers was determined using a discount rate between 6% and 10%.
For additional information relating to Cadence’s acquisitions, see Note 2 in the notes to condensed consolidated financial statements.

NOTE 13. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of March 31, 2026 and December 31, 2025 is as follows:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Inventories:
Raw materials	$255,241	$245,487
Work-in-process	12,319	14,665
Finished goods	50,391	43,393
Inventories	$317,951	$303,545

Accounts payable and accrued liabilities:
Trade accounts payable	$88,167	$93,491
Payroll and payroll-related accruals	293,081	384,424
Income taxes payable, current	234,946	70,155
Other accrued operating liabilities	247,716	308,786
Accounts payable and accrued liabilities	$863,910	$856,856

Other long-term liabilities:
Operating lease liabilities	$177,184	$136,289
Deferred income taxes	351,475	47,997
Other accrued liabilities	217,980	223,243
Other long-term liabilities	$746,639	$407,529
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
As previously disclosed, in July 2025, Cadence reached a settlement with each of BIS and the U.S. Department of Justice (“DOJ”) that resolved matters relating to export violations that took place between 2015 and 2021. As part of the settlements, Cadence entered into a plea agreement with the DOJ pursuant to which Cadence agreed to plead guilty to one count of conspiracy to commit export controls violations. In addition, Cadence entered into an administrative settlement agreement with BIS. The agreements include ongoing audit, compliance and other obligations.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three months ended March 31, 2026 or March 31, 2025.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during the three months ended March 31, 2026 or March 31, 2025.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss was comprised of the following as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Foreign currency translation gains (losses)	$(23,232)	$14,266
Changes in defined benefit plan liabilities	(10,792)	(10,293)
Unrealized losses on derivatives designated as hedging instruments	(6,227)	(6,431)
Unrealized gains on available-for-sale debt securities	161	653
Total accumulated other comprehensive loss	$(40,090)	$(1,805)
For the three months ended March 31, 2026 and March 31, 2025, there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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
For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 3 in the notes to condensed consolidated financial statements. The following table presents revenue, significant expenses and net income for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Revenue	$1,474,220	$1,242,366
Costs and Expenses:
Salary, benefits and other employee-related costs	580,104	542,655
Stock based compensation	138,183	107,613
Manufacturing costs	110,850	81,666
Facilities and other infrastructure costs	54,958	43,836
Depreciation and amortization	84,622	52,916
Professional services	53,800	32,461
Restructuring	(5)	(109)
Other segment items(1)	10,257	22,740
Interest income	(18,265)	(26,222)
Interest expense	31,613	29,118
Provision for income taxes	92,443	82,113
Net income	$335,660	$273,579
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
The following table presents a summary of revenue by geography for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Americas:
United States	$600,770	$568,967
Other Americas	55,299	29,612
Total Americas	656,069	598,579
Asia:
China	189,369	139,381
Japan	92,647	68,151
Other Asia	294,722	240,512
Total Asia	576,738	448,044
Europe, Middle East and Africa (“EMEA”)	241,413	195,743
Total	$1,474,220	$1,242,366
The following table presents a summary of long-lived assets by geography as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Americas:
United States	$467,651	$439,902
Other Americas	10,674	10,114
Total Americas	478,325	450,016
Asia:
China	21,050	23,014
India	125,357	92,470
Japan	4,769	4,079
Other Asia	17,370	18,374
Total Asia	168,546	137,937
EMEA	111,322	105,015
Total	$758,193	$692,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Annual Report”). This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade controls, tariffs, conflicts around the world, volatility in foreign currency exchange rates, inflation and changes in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; legal, administrative and tax proceedings, including our settlements with BIS and the DOJ and ongoing obligations; restructuring actions and associated charges and benefits; pending acquisitions, the accounting for acquisitions and integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report and this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Our customers include semiconductor companies that design and manufacture semiconductor devices, as well as systems companies that design and manufacture products containing many different types of semiconductors. Semiconductors, also referred to as integrated circuits (“ICs”), or chips, are integral components in a wide range of products across multiple industries, including both industrial and consumer end markets. As our customers tackle the challenges of designing increasingly intricate systems, they rely on our advanced AI-driven computational software, hardware, IP, and services to manage this complexity without proportional cost increases. Our products and solutions are critical for optimizing the performance, power, and area (“PPA”) of semiconductors and electronic systems while accelerating time-to-market.
In alignment with our intelligent system design (“ISD”) strategy, we organize our offerings into three tightly integrated product categories: Core EDA, Semiconductor IP, and System Design and Analysis (“SD&A”). Core EDA encompasses the software, hardware, and services essential for the design and verification of a wide range of semiconductors. Our Semiconductor IP portfolio includes silicon subsystems, software, and related services that accelerate the semiconductor design process. The SD&A category provides solutions and services that enable the design and verification of complete electronic systems, from printed circuit boards to complex system assemblies. These offerings are tightly integrated to provide complete design solutions for our customers.
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
On February 23, 2026, we completed our acquisition of the design and engineering (“D&E”) business of Hexagon Smart Solutions AB. This acquisition is expected to accelerate our ISD strategy by expanding our SD&A portfolio, building upon our acquisition of BETA CAE in fiscal 2024. The acquisition includes substantially all of the subsidiaries and related assets comprising Hexagon's design and engineering business. For the three months ended March 31, 2026, revenue associated with contracts assumed with our acquisition of the D&E business was primarily classified as product and maintenance revenue in our SD&A product category, and cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our condensed consolidated income statements.
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
Trade control laws and regulations have been amended over the past years, including through the imposition of certain export control restrictions concerning advanced node IC production in China and the inclusion of additional Chinese technology companies on the BIS “Entity List” and regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. However, on November 11, 2025, BIS published a one-year suspension of the new rule that is currently set to expire on November 9, 2026, absent a future extension. We expect the impact of these current expanded trade control laws and regulations on our business to be limited, but we will continue to monitor future developments.
In addition, U.S. President Trump has made a series of announcements regarding the imposition of new and higher U.S. tariffs on imports from many countries, including China and Mexico. In response, China and other countries, as well as the European Union, have announced retaliatory tariffs on imports of U.S. goods and other countermeasures. We are monitoring these actions, including any pauses, escalations, exemptions, removal of exemptions, court rulings, refunds or replacements, with respect to the threatened or imposed tariffs, and will continue to assess their potential impact on our business either directly, such as on our hardware business, or due to downstream effects.
We also continuously monitor geopolitical conflicts around the world, including the conflict with Iran and other conflicts in the Middle East, and assess their impact on our business. To date, these conflicts have not materially limited our ability to develop or support our products and have not had a material impact on our results of operations, financial condition, liquidity or cash flows.
While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic conditions on our business, see the “Risk Factors” section in our Annual Report and this Quarterly Report.
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

Results of Operations
Our financial results reflect the following for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (unless otherwise stated):
•Growth in revenue from our hardware, software and IP offerings, including revenue from our recent acquisitions;
•Increases in operating expenses related to marketing, sales and research and development activities from continued investment in research and development and technical sales support, including additional headcount from acquisitions; and
•Increased amortization of acquired intangibles from our recent acquisitions.
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
Recurring revenue includes revenue recognized over time from our Core EDA software licensing arrangements, services, royalties, maintenance on IP licenses and hardware, and operating leases of hardware. Other recurring revenue includes revenue recognized at a point in time for short-term software arrangements that are typically renewed at least annually and revenue recognized at varying points in time over the term of other arrangements with non-cancelable commitments, whereby the customer commits to a fixed dollar amount over a specified period of time that can be used to purchase from a list of products. Arrangements that require future decisions on the performance obligations to be delivered do not meet the definition of a revenue contract until the customer executes a separate selection form to identify the products and services that they are purchasing. Each separate selection form under the arrangement is treated as an individual contract and accounted for based on the respective performance obligations.
The remainder of our revenue is recognized at a point in time and is characterized as up-front revenue. Up-front revenue is primarily generated by our sales of hardware products, individual IP licenses and SD&A software licenses with a term greater than one year. The percentage of our recurring and up-front revenue and fluctuations in revenue within our geographies in any single fiscal period are primarily impacted by delivery of hardware and IP products to our customers.
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue recognized over time	73%	77%
Other recurring revenue	4%	5%
Recurring revenue	77%	82%
Up-front revenue	23%	18%
Total revenue	100%	100%
The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Recurring revenue	79%	80%	80%	80%	82%
Up-front revenue	21%	20%	20%	20%	18%
Total	100%	100%	100%	100%	100%
The percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters. On an annual basis, we expect recurring and up-front revenue as a percentage of total revenue to remain relatively consistent.

Revenue by Period
The following table shows our revenue for the three months ended March 31, 2026 and March 31, 2025 and the change in revenue between periods:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,348.9	$1,110.9	$238.0	21%
Services	125.3	131.5	(6.2)	(5)%
Total revenue	$1,474.2	$1,242.4	$231.8	19%
Product and maintenance revenue increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to growth in revenue from our software and hardware product offerings as a result of existing customers' continued investment in complex designs for their products.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three months ended March 31, 2026 or March 31, 2025.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories for the past five consecutive quarters:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Core EDA	71%	69%	71%	71%	71%
Semiconductor IP	14%	15%	14%	13%	14%
System Design and Analysis	15%	16%	15%	16%	15%
Total	100%	100%	100%	100%	100%
Revenue from any one product category as a percentage of total revenue may fluctuate from period to period based on the mix of products and services sold in a given period and the timing of revenue recognition, particularly for our hardware, IP and SD&A software products for which revenue is recognized up-front.
Revenue by Geography
The following table shows revenue by geographic region for the three months ended March 31, 2026 and March 31, 2025 and the change in revenue between periods:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	Percentage
	(In millions, except percentages)
United States	$600.8	$569.0	$31.8	6%
Other Americas	55.3	29.6	25.7	87%
China	189.4	139.4	50.0	36%
Japan	92.6	68.2	24.4	36%
Other Asia	294.7	240.5	54.2	23%
Europe, Middle East and Africa (“EMEA”)	241.4	195.7	45.7	23%
Total revenue	$1,474.2	$1,242.4	$231.8	19%
During the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, revenue in each of our six geographies increased primarily due to continued demand for our software and hardware product offerings.

Revenue by Geography as a Percent of Total Revenue:

	Three Months Ended
	March 31, 2026	March 31, 2025
United States	41%	46%
Other Americas	4%	2%
China	13%	11%
Japan	6%	6%
Other Asia	20%	19%
EMEA	16%	16%
Total	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$153.3	$116.7	$36.6	31%
Cost of services	61.2	50.5	10.7	21%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$122.6	$100.2	$22.4	22%
Amortization of acquired intangibles	30.7	16.5	14.2	86%
Total cost of product and maintenance	$153.3	$116.7	$36.6	31%
The changes in product and maintenance-related costs for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were due to the following:

Change
Three Months Ended
(In millions)
Hardware product costs	$18.7
Other items	3.7
Total change in product and maintenance-related costs	$22.4

Costs associated with our hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of hardware products higher, as a percentage of revenue, than our cost of software and IP products. Hardware product costs increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to increased installations of our hardware products.
Amortization of acquired intangibles included in cost of product and maintenance may fluctuate from period to period depending on the timing of newly acquired assets relative to assets becoming fully amortized in any given period. The increase in amortization of intangibles during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to definite-lived intangible assets acquired with our acquisition of the D&E business.
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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, industry trends for salary and other employee benefits, the timing and nature of restricted stock grants, foreign exchange rate movements, acquisition-related costs, and volatility in variable compensation programs that are driven by operating results. We expect our operating expenses will increase during the remainder of fiscal 2026, as compared to fiscal 2025, due to our recent acquisitions.
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

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$211.5	$202.7	$8.8	4%
Research and development	508.4	439.1	69.3	16%
General and administrative	88.2	63.1	25.1	40%
Total operating expenses	$808.1	$704.9	$103.2	15%
Our operating expenses, as a percentage of total revenue, for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Marketing and sales	14%	16%
Research and development	35%	35%
General and administrative	6%	5%
Total operating expenses	55%	56%

Marketing and Sales
The increase in marketing and sales expense for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$5.0
Professional services	2.6
Stock-based compensation	2.4
Marketing programs and events	(3.5)
Other items	2.3
Total change in marketing and sales expense	$8.8
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.
Research and Development
The increase in research and development expense for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the following:

Change
Three Months Ended
(In millions)
Salary, benefits and other employee-related costs	$34.8
Stock-based compensation	20.3
Facilities and other infrastructure costs	12.6
Other items	1.6
Total change in research and development expense	$69.3
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions.
Facilities and other infrastructure costs included in research and development expense increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The changes in general and administrative expense for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were due to the following:

Change
Three Months Ended
(In millions)
Professional services	$16.2
Stock-based compensation	6.1
Other items	2.8
Total change in general and administrative expense	$25.1

Professional services increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to increased legal and consulting services associated with acquisition-related activities.
Stock-based compensation included in general and administrative expense increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to incremental expense from equity awards granted to certain members of senior management.
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three months ended March 31, 2026 and the three months ended March 31, 2025 was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating margin	29%	29%
Our operating margin may fluctuate from period to period depending on the mix of products and services sold during each period, the timing and magnitude of restructuring plans and other significant, infrequent expenses. In addition, our acquisitions may result in incremental expenses, including amortization of acquired intangibles, that exceed incremental revenue for a period of time.

Interest Expense

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In millions)
Contractual cash interest expense:
Senior Notes	$27.7	$27.7
Revolving Credit Facility	2.5	—
Amortization of debt discount and debt issuance costs:
Senior Notes	1.0	1.0
Revolving Credit Facility	0.1	0.1
Other	0.3	0.3
Total interest expense	$31.6	$29.1
Interest expense increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to incremental interest expense related to outstanding borrowings under our revolving credit facility. For additional information relating to our debt arrangements, see Note 5 in the notes to condensed consolidated financial statements.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses. Other income, net may fluctuate from period to period based on levels of cash deposits, the change in fair value of our marketable equity securities and movements in exchange gains and losses.
For additional information about other income, net, see Note 9 in the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In millions, except percentages)
Provision for income taxes	$92.4	$82.1
Effective tax rate	21.6%	23.1%
Our provision for income taxes for the three months ended March 31, 2026 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2026 income. We also recognized tax benefits of $13.6 million related to stock-based compensation that vested or was exercised during the period. The increase in our provision for income taxes during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to an increase in our earnings and nondeductible expenses.
Our provision for income taxes for the three months ended March 31, 2025 was primarily attributable to federal, state and foreign income taxes on our then anticipated fiscal 2025 income. We also recognized tax benefits of $18.6 million related to stock-based compensation that vested or was exercised during the period.
Our future effective tax rates may also be materially impacted by tax amounts associated with our foreign earnings at rates different from the United States federal statutory rate, research credits, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, closure of statutes of limitations or settlement of tax audits and changes in tax law. A significant amount of our foreign earnings is generated by our subsidiaries organized in Ireland and Hungary. Our future effective tax rates may be adversely affected if our earnings were to be lower in countries where we have lower statutory tax rates relative to earnings in countries where we have higher statutory tax rates. We currently expect that our fiscal 2026 effective tax rate will be approximately 26%. We expect that our quarterly effective tax rates will vary from our fiscal 2026 effective tax rate as a result of recognizing the income tax effects of stock-based awards in the quarterly periods that the awards vest or are settled and other items that we cannot anticipate. For additional discussion about how our effective tax rate could be affected by various risks, see the “Risk Factors” section in our Annual Report.
Liquidity and Capital Resources

	As of
	March 31, 2026	December 31, 2025	Change
	(In millions)
Cash and cash equivalents	$1,406.7	$3,001.3	$(1,594.6)
Net working capital	1,017.9	3,034.4	(2,016.5)
Cash and Cash Equivalents
As of March 31, 2026, our principal sources of liquidity consisted of $1,406.7 million of cash and cash equivalents as compared to $3.0 billion as of December 31, 2025.
Our primary sources of cash and cash equivalents during the three months ended March 31, 2026 were proceeds from our revolving credit facility, cash generated from operations and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the three months ended March 31, 2026 were payments related to business combinations, repurchases of our common stock, payment of employee taxes on vesting of restricted stock, purchases of property, plant and equipment and purchases of investments.
Approximately 79% of our cash and cash equivalents was held by our foreign subsidiaries as of March 31, 2026. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.

Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities. The decrease in our working capital as of March 31, 2026, as compared to December 31, 2025, was primarily due to cash paid in business combinations.
Cash Flows from Operating Activities
Cash flows provided by operating activities during the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
	(In millions)
Cash provided by operating activities	$355.8	$487.0	$(131.2)
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The decrease in cash flows from operating activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the timing of cash receipts from customers and the timing of cash disbursements for operating assets and liabilities.

Cash Flows Used for Investing Activities
Cash flows used for investing activities during the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
	(In millions)
Cash used for investing activities	$(2,112.0)	$(21.8)	$(2,090.2)
Cash used for investing activities increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in payments for business combinations, partially offset by an increase in proceeds from the sale and maturity of investments. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
For additional information relating to our acquisitions, see Note 2 in the notes to condensed consolidated financial statements.
Cash Flows From (Used for) Financing Activities
Cash flows from (used for) financing activities during the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
	(In millions)
Cash provided by (used for) financing activities	$174.5	$(345.8)	$520.3
Cash flows from financing activities increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in proceeds from our revolving credit facility, which were used for our acquisition of the D&E business. This was partially offset by a decrease in payments for repurchases of common stock.

Other Factors Affecting Liquidity and Capital Resources
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears in March and September of each year. As of March 31, 2026, we were in compliance with all covenants associated with the Senior Notes.
Revolving Credit Facility
In August 2024, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates associated with the Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of March 31, 2026, there were $425.0 borrowings outstanding under the Credit Facility, and we were in compliance with all covenants associated with the Credit Facility.
For additional information relating to our debt arrangements, see Note 5 in the notes to condensed consolidated financial statements.
Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program. In May 2025, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.5 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum number of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of March 31, 2026, $1.2 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Other Liquidity Requirements
During the three months ended March 31, 2026, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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

The following table provides information about our foreign currency forward exchange contracts as of March 31, 2026. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during May 2026.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$314.9	0.84
Japanese yen	307.0	155.80
British pound	111.5	0.73
Israeli shekel	100.3	3.12
Canadian dollar	93.6	1.35
Chinese renminbi	65.4	6.87
Swedish krona	47.3	9.07
Indian rupee	38.9	91.83
Taiwan dollar	21.8	31.74
Brazilian real	10.7	5.26
Swiss franc	7.9	0.76
Singapore dollar	6.1	1.27
Polish zloty	4.0	3.57
South Korean won	3.6	1,463.13
Total	$1,133.0
Estimated fair value	$(17.4)
As of December 31, 2025, our foreign currency exchange contracts had an aggregate principal amount of $3.3 billion, and an estimated fair value of $(26.0) million.
We have performed sensitivity analyses as of March 31, 2026 and December 31, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $5.8 million and a decrease of $213.1 million as of March 31, 2026 and December 31, 2025, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $0.2 million and $219.4 million as of March 31, 2026 and December 31, 2025, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of March 31, 2026.
Our investments in debt securities had a fair value of $79.6 million and $71.0 million as of March 31, 2026 and December 31, 2025, respectively, that may decline in value if market interest rates rise. As of March 31, 2026 and December 31, 2025, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities of $3.3 million and $2.8 million, respectively.
Interest rates under our Credit Facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain an outstanding balance. As of March 31, 2026, we had outstanding borrowings under the Credit Facility of $425.0 million.

Interest rates for our Credit Facility can fluctuate based on changes in market interest rates and in interest rate margins that vary based on the credit ratings of our unsecured debt. Assuming all loans were fully drawn and we were to fully exercise our right to increase borrowing capacity under our Credit Facility, each quarter point change in interest rates would result in a $4.4 million change in annual interest expense on our indebtedness under our Credit Facility. For an additional description of the Credit Facility, see Note 5 in the notes to condensed consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.
Based on their evaluation as of March 31, 2026, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” sections in our Annual Report and this Quarterly Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. We have updated below two of the risk factors in our Annual Report. The risks described in our Annual Report and this Quarterly Report do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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
Tensions are rising around the world, and there are a number of ongoing armed conflicts, including in Iran, other parts of the Middle East and Ukraine. There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. A significant disruption in any area where we or our customers operate or do business could reduce customer demand, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations. In addition, there is currently significant uncertainty in the global economy and the future relationship among the United States and various other countries, caused by increased geopolitical instabilities and changes in global trade policies. For example, the ongoing geopolitical and economic uncertainty between the United States and China, where we conduct business and have derived a substantial percentage of our revenue, the unknown impact of current and future U.S. and Chinese trade regulations, including tariffs and other trade restrictions, and geopolitical risks with respect to Taiwan, which serves as a central hub for the technology industry supply chain, could, directly or indirectly, materially harm our business, financial condition and results of operations. Similarly, many of our suppliers, vendors and other entities with whom we do business have strong ties to doing business in China and other countries impacted by recent tariffs and other trade restrictions. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. Moreover, these tariffs and any other trade restrictions imposed on our suppliers could adversely affect our business, financial condition and results of operations through reduced demand for our products and services, cancelled orders, supply chain disruptions, increased transaction costs and increased expenses.
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
We face numerous, evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, Confidential Information, products and services, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and malicious insiders, as well as through diverse attack vectors, such as social engineering (including phishing), malware (including ransomware) and denial-of-service attacks, and due to human or technological error, such as misconfigurations, “bugs” or other vulnerabilities in software or hardware. Additionally, advances in technology, an increased level of sophistication and expertise of hackers, widespread access to generative AI, and new discoveries in the field of cryptography increase the risk of significant compromises or breaches of our IT Systems or security measures implemented to protect our systems. From time to time, we and certain of our third-party service providers experience varying degrees of cyberattacks and other security incidents. Any such incidents could compromise our or our providers' IT Systems, which could cause system disruptions or slowdowns and lead to the Confidential Information stored on our or third-party systems being accessed, publicly disclosed, lost or stolen. Any actual or perceived unauthorized access or disclosure to our Confidential Information poses significant risk to our business as it could result in reputational and financial harm and further subject us to liability to our customers, suppliers, business partners and others. For example, we recently learned that a threat actor obtained a limited amount of Confidential Information from certain of our IT systems including a limited amount of test files, configuration setting files and source code files which are not material to our business. We notified law enforcement, and we believe that the incident was contained. There was no operational disruption, and customer environments were not impacted.
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
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
January 1, 2026 - January 31, 2026	224,814	$316.03	200,503	$1,338
February 1, 2026 - February 28, 2026	257,367	$289.63	218,709	$1,275
March 1, 2026 - March 31, 2026	271,905	$289.94	252,235	$1,202
Total	754,086	$297.61	671,447
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Chin-Chi Teng, Senior Vice President and General Manager of the Digital and Signoff Group	Adoption	2/20/2026	X	Up to 18,232	8/31/2026
James D. Plummer, Director	Adoption(1)	3/12/2026	X	Up to 1,511	12/31/2026
Paul Cunningham, Senior Vice President and General Manager of the System Verification Group	Adoption	3/16/2026	X	Up to 24,000	6/15/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1)Adopted by the Plummer Family Trust U/A DTD 05/26/2011. The reporting person is a trustee of the trust.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith
2.1	* #	Amendment No. 1 dated February 21, 2026 to Equity Purchase Agreement between Hexagon Smart Solutions AB and Cadence Design Systems, Inc. dated September 4, 2025.					X

3.1		The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2024.	8-K	000-15867	3.1	5/6/2024

3.2		The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.1	11/3/2023

31.1	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.2	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).					X
___________________

*	Filed herewith.
†	Furnished herewith.
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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	May 1, 2026	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	May 1, 2026	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer