Form 10-Q
period 2026-06-30
CADENCE DESIGN SYSTEMS INC
filed 2026-07-29
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On June 30, 2026, approximately 275,393,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,440,443	$3,001,317
Receivables, net	1,065,023	944,939
Inventories	390,378	303,545
Prepaid expenses and other	326,049	419,872
Total current assets	3,221,893	4,669,673
Property, plant and equipment, net	560,161	517,004
Goodwill	4,914,788	2,749,143
Acquired intangibles, net	1,874,455	718,223
Deferred taxes	832,566	917,733
Other assets	676,462	581,372
Total assets	$12,080,325	$10,153,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$823,724	$856,856
Current portion of deferred revenue	1,025,118	778,435
Total current liabilities	1,848,842	1,635,291
Long-term liabilities:
Long-term portion of deferred revenue	144,453	155,997
Long-term debt	2,482,200	2,480,150
Other long-term liabilities	746,867	407,529
Total long-term liabilities	3,373,520	3,043,676
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	5,865,954	4,719,443
Treasury stock, at cost	(6,755,331)	(6,344,213)
Retained earnings	7,803,492	7,100,756
Accumulated other comprehensive loss	(56,152)	(1,805)
Total stockholders’ equity	6,857,963	5,474,181
Total liabilities and stockholders’ equity	$12,080,325	$10,153,148

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue:
Product and maintenance	$1,430,668	$1,170,510	$2,779,590	$2,281,360
Services	153,783	104,931	279,081	236,447
Total revenue	1,584,451	1,275,441	3,058,671	2,517,807
Costs and expenses:
Cost of product and maintenance	175,183	139,298	328,495	255,970
Cost of services	64,135	44,869	125,370	95,330
Marketing and sales	241,034	200,595	452,519	403,295
Research and development	531,273	442,057	1,039,710	881,159
General and administrative	88,548	69,029	176,765	132,127
Amortization of acquired intangibles	34,315	9,204	54,525	18,126
Loss related to contingent liability (Note 14)	—	128,545	—	128,545
Restructuring	(352)	47	(357)	(62)
Total costs and expenses	1,134,136	1,033,644	2,177,027	1,914,490
Income from operations	450,315	241,797	881,644	603,317
Interest expense	(35,136)	(28,948)	(66,749)	(58,066)
Other income, net	95,055	67,758	123,442	91,048
Income before provision for income taxes	510,234	280,607	938,337	636,299
Provision for income taxes	143,158	120,556	235,601	202,669
Net income	$367,076	$160,051	$702,736	$433,630
Net income per share – basic	$1.34	$0.59	$2.57	$1.60
Net income per share – diluted	$1.33	$0.59	$2.56	$1.59
Weighted average common shares outstanding – basic	273,955	271,294	273,012	271,633
Weighted average common shares outstanding – diluted	276,163	272,899	274,948	273,264

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$367,076	$160,051	$702,736	$433,630
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(15,898)	146,766	(53,396)	212,916
Changes in defined benefit plan liabilities	(45)	39	(544)	394
Reclassification of losses on derivatives designated as hedging instruments	207	197	411	392
Unrealized gains (losses) on available-for-sale debt securities	(326)	147	(818)	718
Total other comprehensive income (loss), net of tax effects	(16,062)	147,149	(54,347)	214,420
Comprehensive income	$351,014	$307,200	$648,389	$648,050

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, March 31, 2026	275,816	$5,700,929	$(6,535,792)	$7,436,416	$(40,090)	$6,561,463
Net income	—	—	—	367,076	—	$367,076
Other comprehensive loss, net of taxes	—	—	—	—	(16,062)	$(16,062)
Purchase of treasury stock	(580)	—	(200,006)	—	—	$(200,006)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	202	20,881	(4,651)	—	—	$16,230
Stock received for payment of employee taxes on vesting of restricted stock	(45)	(2,746)	(14,882)	—	—	$(17,628)
Stock-based compensation expense	—	146,890	—	—	—	$146,890
Balance, June 30, 2026	275,393	$5,865,954	$(6,755,331)	$7,803,492	$(56,152)	$6,857,963

	Three Months Ended June 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, March 31, 2025	273,042	$4,327,187	$(5,693,200)	$6,265,447	$(123,177)	$4,776,257
Net income	—	—	—	160,051	—	$160,051
Other comprehensive income, net of taxes	—	—	—	—	147,149	$147,149
Purchase of treasury stock	(607)	—	(175,009)	—	—	$(175,009)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	106	7,383	(5,850)	—	—	$1,533
Stock received for payment of employee taxes on vesting of restricted stock	(51)	(7,023)	(14,745)	—	—	$(21,768)
Stock-based compensation expense	—	118,325	—	—	—	$118,325
Balance, June 30, 2025	272,490	$4,445,872	$(5,888,804)	$6,425,498	$23,972	$5,006,538

	Six Months Ended June 30, 2026
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2025	271,799	$4,719,443	$(6,344,213)	$7,100,756	$(1,805)	$5,474,181
Net income	—	—	—	702,736	—	$702,736
Other comprehensive loss, net of taxes	—	—	—	—	(54,347)	$(54,347)
Purchase of treasury stock	(1,251)	—	(400,006)	—	—	$(400,006)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,749	60,612	28,228	—	—	$88,840
Issuance of common stock in a business combination	3,224	902,208	—	—	—	$902,208
Stock received for payment of employee taxes on vesting of restricted stock	(128)	(101,382)	(39,340)	—	—	$(140,722)
Stock-based compensation expense	—	285,073	—	—	—	$285,073
Balance, June 30, 2026	275,393	$5,865,954	$(6,755,331)	$7,803,492	$(56,152)	$6,857,963

	Six Months Ended June 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578
Net income	—	—	—	433,630	—	$433,630
Other comprehensive income, net of taxes	—	—	—	—	214,420	$214,420
Purchase of treasury stock	(1,968)	—	(525,016)	—	—	$(525,016)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	806	74,603	3,719	—	—	$78,322
Stock received for payment of employee taxes on vesting of restricted stock	(199)	(36,406)	(57,928)	—	—	$(94,334)
Stock-based compensation expense	—	225,938	—	—	—	$225,938
Balance, June 30, 2025	272,490	$4,445,872	$(5,888,804)	$6,425,498	$23,972	$5,006,538

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash and cash equivalents at beginning of period	$3,001,317	$2,644,030
Cash flows from operating activities:
Net income	702,736	433,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201,611	106,592
Stock-based compensation	285,073	225,938
Gain on divestitures and investments, net	(85,817)	(36,654)
Deferred income taxes	76,189	3,241
ROU asset amortization and change in operating lease liabilities	1,072	2,629
Other non-cash items	3,921	3,502
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(38,326)	(11,211)
Inventories	(106,987)	7,528
Prepaid expenses and other	56,296	(24,201)
Other assets	(20,470)	12,239
Accounts payable and accrued liabilities	(255,486)	115,603
Deferred revenue	169,728	21,824
Other long-term liabilities	1,171	3,964
Net cash provided by operating activities	990,711	864,624
Cash flows from investing activities:
Purchases of investments	(39,880)	(21,596)
Proceeds from the sale and maturity of investments	162,889	1,989
Proceeds from the sale of IP and other assets	—	11,500
Purchases of property, plant and equipment	(101,448)	(67,146)
Purchases of intangible assets	(6,975)	—
Cash paid in business combinations, net of cash acquired	(2,100,292)	(122,146)
Net cash used for investing activities	(2,085,706)	(197,399)
Cash flows from financing activities:
Proceeds from revolving credit facility	600,000	—
Payments on revolving credit facility	(600,000)	—
Proceeds from issuance of common stock	88,840	78,322
Stock received for payment of employee taxes on vesting of restricted stock	(140,722)	(94,334)
Payments for repurchases of common stock	(400,006)	(525,016)
Net cash used for financing activities	(451,888)	(541,028)
Effect of exchange rate changes on cash and cash equivalents	(13,991)	52,535
Increase (decrease) in cash and cash equivalents	(1,560,874)	178,732
Cash and cash equivalents at end of period	$1,440,443	$2,822,762

Supplemental cash flow information:
Cash paid for interest	$63,629	$55,971
Cash paid for income taxes, net	333,744	154,807

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
Risks and Uncertainties
Because Cadence operates globally, its business is subject to the effects of economic downturns or recessions in the regions in which it does business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, increased energy costs, supply chain constraints, changing interest rates, expanded trade control laws and regulations, imposition of new or higher tariffs and geopolitical conflicts.
Trade control laws and regulations have been amended over the past years, including through the imposition of certain export control restrictions concerning advanced node IC production in China and the inclusion of additional Chinese technology companies on the Entity List maintained by the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”) and regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. However, on November 11, 2025, BIS published a one-year suspension of the new rule that is currently set to expire on November 9, 2026, absent a future extension. These laws, regulations and rules are subject to change.
Recently Adopted Accounting Standards
Measurements of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. Cadence adopted this ASU on the first day of fiscal 2026. The adoption of this ASU did not have a material impact on Cadence’s consolidated financial statements and disclosures.

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

NOTE 2. ACQUISITIONS
Acquisition of Hexagon Design and Engineering Business
On February 23, 2026, Cadence acquired all of the outstanding equity of the design and engineering (“D&E”) business of Hexagon Smart Solutions AB. The aggregate purchase consideration paid to Hexagon, net of cash acquired of $154.6 million, was $2.9 billion. The aggregate purchase consideration was comprised of $2.2 billion of cash and non-cash consideration of 3.2 million shares of Cadence common stock with an aggregate acquisition date fair value of $902.2 million. This acquisition expands Cadence’s System Design and Analysis (“SD&A”) portfolio, building upon its acquisition of BETA CAE in fiscal 2024.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of the D&E business based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$267,711
Goodwill	2,147,191
Acquired intangibles	1,248,000
Other assets	18,317
Total assets acquired	3,681,219
Current liabilities	250,361
Long-term liabilities	329,850
Total liabilities assumed	580,211
Total purchase consideration	$3,101,008

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
As of June 30, 2026, the allocation of purchase consideration to the acquired assets and assumed liabilities from the D&E business was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities, including operating assets and liabilities, certain long-lived assets and income tax-related assets and liabilities, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Pro forma total revenue	$1,584,451	$1,348,687	$3,122,266	$2,675,666
Pro forma net income	369,964	139,921	689,095	401,268
Other 2026 Acquisitions
During the first half of fiscal 2026, Cadence completed three other business combinations for aggregate cash consideration of $83.5 million, net of cash acquired. The total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $42.4 million of definite-lived intangible assets with a weighted average amortization period of 6.8 years. Cadence also recognized $49.9 million of goodwill, which is primarily attributed to the assembled workforce of the acquired businesses. The majority of the goodwill recognized with these acquisitions is expected to be deductible for tax purposes.
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
As of June 30, 2026, the allocation of purchase consideration to the acquired assets and assumed liabilities from these acquisitions was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
Cadence has not presented pro forma financial information for any of the other 2026 acquisitions because the results of operations for these businesses are not material to Cadence’s condensed consolidated financial statements.

Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s condensed consolidated income statements. During the three and six months ended June 30, 2026, transaction costs associated with acquisitions were $2.8 million and $9.3 million, respectively. During the three and six months ended June 30, 2025, transaction costs associated with acquisitions were $4.0 million and $6.0 million, respectively.
NOTE 3. REVENUE
Cadence groups its products and services into categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s product categories for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Core EDA*	68%	71%	69%	71%
Semiconductor IP (“IP”)	15%	13%	15%	13%
System Design and Analysis	17%	16%	16%	16%
Total	100%	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, Cadence’s ability to deliver them and the introduction or acquisition of new products and services. No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2026 or June 30, 2025.
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
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue recognized over time	72%	73%	72%	75%
Other recurring revenue	6%	5%	6%	5%
Recurring revenue	78%	78%	78%	80%
Up-front revenue	22%	22%	22%	20%
Total revenue	100%	100%	100%	100%

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
The contract assets reflected below are included in prepaid expenses and other in the condensed consolidated balance sheets and primarily relate to Cadence’s rights to consideration for work completed but not billed as of the balance sheet date on services and customized IP contracts. The contract assets are transferred to receivables when the rights become unconditional, usually upon completion of a milestone.
Cadence’s contract balances as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Contract assets	$39,824	$67,764
Deferred revenue	1,169,571	934,432

Cadence recognized revenue of $202.3 million and $601.3 million during the three and six months ended June 30, 2026, respectively, and $193.6 million and $583.7 million during the three and six months ended June 30, 2025, respectively, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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
Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were $8.1 billion as of June 30, 2026, which included $0.9 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. As of June 30, 2026, Cadence expected to recognize 58% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 40% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $26.7 million and $51.3 million during the three and six months ended June 30, 2026, respectively, and $15.1 million and $30.0 million during the three and six months ended June 30, 2025, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$504,420	$492,834
Unbilled accounts receivable	564,614	455,993
Long-term receivables	60,185	52,451
Total receivables	1,129,219	1,001,278
Less allowance for doubtful accounts	(4,011)	(3,888)
Total receivables, net	$1,125,208	$997,390
Although most of Cadence’s revenue from its hardware business comes from sales of hardware, Cadence also leases its hardware products to some customers. Revenue from leasing arrangements of its hardware product offerings is immaterial to Cadence’s condensed consolidated financial statements. Assets subject to sales-type leases are reclassified at lease commencement and a net investment in the lease asset is recognized in unbilled accounts receivable in Cadence’s condensed consolidated balance sheets. Cadence’s net investment in sales-type leases related to its hardware business was $156.0 million and $103.5 million as of June 30, 2026 and December 31, 2025, respectively. The portion of Cadence’s net investment in sales-type leases included in long-term receivables was $35.0 million and $34.0 million as of June 30, 2026 and December 31, 2025, respectively.
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of June 30, 2026 and December 31, 2025, no single customer accounted for 10% or more of Cadence’s total receivables.

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
Interest accrues on borrowings under the Credit Facility at a rate equal to, at Cadence’s option, either (1) secured overnight financing rate (“SOFR”) plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) the base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. Interest is payable quarterly. A commitment fee ranging from 0.050% to 0.125% is assessed on the daily average undrawn portion of revolving commitments. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the Credit Facility approximates fair value. As of June 30, 2026, Cadence had no outstanding borrowings under the Credit Facility.
The Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of June 30, 2026, Cadence was in compliance with all covenants under the Credit Facility.
Senior Notes
Cadence’s outstanding long-term debt was as follows:

	June 30, 2026			December 31, 2025
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2027 Notes	$500,000	$(1,488)	$498,512	$500,000	$(2,073)	$497,927
2029 Notes	1,000,000	(6,756)	993,244	1,000,000	(7,747)	992,253
2034 Notes	1,000,000	(9,556)	990,444	1,000,000	(10,030)	989,970
Total long-term debt	$2,500,000	$(17,800)	$2,482,200	$2,500,000	$(19,850)	$2,480,150

In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of June 30, 2026, the fair value of the 2027 Notes was $498.7 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of June 30, 2026, the fair value of the 2029 Notes was $991.1 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of June 30, 2026, the fair value of the 2034 Notes was $978.2 million.
Cadence may redeem the Senior Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase Senior Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.
The indenture governing the Senior Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of June 30, 2026, Cadence was in compliance with all covenants under the Senior Notes.

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
NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 30, 2026 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2025	$2,749,143
Goodwill resulting from acquisitions	2,198,007
Effect of foreign currency translation	(32,362)
Balance as of June 30, 2026	$4,914,788
Acquired Intangibles, Net
Acquired intangibles as of June 30, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$1,233,132	$(237,583)	$995,549
Agreements and relationships	995,221	(160,221)	835,000
Tradenames, trademarks and patents	57,008	(13,102)	43,906
Total acquired intangibles	$2,285,361	$(410,906)	$1,874,455
Acquired intangibles as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$590,211	$(256,589)	$333,622
Agreements and relationships	470,334	(114,697)	355,637
Tradenames, trademarks and patents	40,984	(12,020)	28,964
Total acquired intangibles	$1,101,529	$(383,306)	$718,223
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for the three and six months ended June 30, 2026 and June 30, 2025 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Cost of product and maintenance	$45,607	$14,499	$76,346	$30,993
Amortization of acquired intangibles	34,315	9,204	54,525	18,126
Total amortization of acquired intangibles	$79,922	$23,703	$130,871	$49,119

As of June 30, 2026, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2026 - remaining period	$158,144
2027	294,805
2028	287,452
2029	261,824
2030	217,050
2031	194,213
Thereafter	460,967
Total estimated amortization expense	$1,874,455
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and six months ended June 30, 2026 and June 30, 2025 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Cost of product and maintenance	$3,205	$2,122	$6,211	$4,276
Cost of services	3,660	2,449	7,081	4,915
Marketing and sales	26,285	22,857	50,387	44,528
Research and development	93,318	73,188	180,659	140,277
General and administrative	20,422	17,709	40,735	31,942
Total stock-based compensation expense	$146,890	$118,325	$285,073	$225,938
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $970.8 million as of June 30, 2026, which is expected to be recognized over a weighted average vesting period of 2.2 years.
NOTE 8. STOCK REPURCHASE PROGRAM
Cadence is authorized to repurchase shares of its common stock under a publicly announced program that was most recently increased by its Board of Directors in May 2025. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of June 30, 2026, $1.0 billion of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Shares repurchased	580	607	1,251	1,968
Total cost of repurchased shares	$200,006	$175,009	$400,006	$525,016

NOTE 9. OTHER INCOME, NET
Cadence’s other income, net, for the three and six months ended June 30, 2026 and June 30, 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Interest income	$9,937	$25,978	$28,202	$52,200
Gain on sale of IP and other assets	—	—	—	11,500
Gain on investments	71,892	38,445	85,817	25,154
Gain on securities in Nonqualified Deferred Compensation (“NQDC”) trust	11,430	7,778	8,604	6,205
Gain (loss) on foreign exchange	910	(4,172)	468	(3,363)
Other income (expense), net	886	(271)	351	(648)
Total other income, net	$95,055	$67,758	$123,442	$91,048
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
The calculations for basic and diluted net income per share for the three and six months ended June 30, 2026 and June 30, 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands, except per share amounts)
Net income	$367,076	$160,051	$702,736	$433,630
Weighted average common shares used to calculate basic net income per share	273,955	271,294	273,012	271,633
Stock-based awards	2,208	1,605	1,936	1,631
Weighted average common shares used to calculate diluted net income per share	276,163	272,899	274,948	273,264
Net income per share - basic	$1.34	$0.59	$2.57	$1.60
Net income per share - diluted	$1.33	$0.59	$2.56	$1.59
The following table presents shares of Cadence’s common stock outstanding for the three and six months ended June 30, 2026 and June 30, 2025 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Market-based awards	1,536	1,472	1,532	830
Options to purchase shares of common stock	9	206	101	220
Non-vested shares of restricted stock	3	22	595	106
Total potential common shares excluded	1,548	1,700	2,228	1,156

NOTE 11. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments are recorded to other income, net in Cadence’s condensed consolidated income statements. The carrying value of marketable equity investments was $11.2 million and $83.2 million as of June 30, 2026 and December 31, 2025, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 10.5% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $46.6 million and $51.0 million as of June 30, 2026 and December 31, 2025, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income, net in Cadence’s condensed consolidated income statements. Losses on this investment were not material to Cadence’s condensed consolidated financial statements for the periods presented.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $43.0 million and $16.6 million as of June 30, 2026 and December 31, 2025, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.
The portion of net gains included in Cadence’s condensed consolidated income statements related to equity securities still held at the end of the period were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Net gains recognized on equity securities	$72,066	$38,470	$85,770	$25,211
Less: Net gains recognized on equity securities sold	(65,844)	—	(65,110)	—
Net gains recognized on equity securities still held	$6,222	$38,470	$20,660	$25,211
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its condensed consolidated balance sheets:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$80,392	$375	$(540)	$80,227
Total available-for-sale securities	$80,392	$375	$(540)	$80,227

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$70,317	$852	$(199)	$70,970
Total available-for-sale securities	$70,317	$852	$(199)	$70,970

Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $4.4 million and $6.6 million, respectively. The unrealized losses on these securities were not material.
As of June 30, 2026, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$766
Due after 1 year through 5 years	22,219
Due after 5 years through 10 years	27,961
Due after 10 years	29,281
Total	$80,227
As of June 30, 2026, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements as of June 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$527,370	$527,370	$—	$—
Marketable securities:
Marketable equity securities	11,165	11,165	—	—
Mortgage-backed and asset-backed securities	80,227	—	80,227	—
Securities held in NQDC trust	126,317	126,317	—	—
Total Assets	$745,079	$664,852	$80,227	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$13,818	$—	$13,818	$—
Total Liabilities	$13,818	$—	$13,818	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$2,100,210	$2,100,210	$—	$—
Marketable securities:
Marketable equity securities	83,244	83,244	—	—
Mortgage-backed and asset-backed securities	70,970	—	70,970	—
Securities held in NQDC trust	117,732	117,732	—	—
Total Assets	$2,372,156	$2,301,186	$70,970	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$25,999	$—	$25,999	$—
Total Liabilities	$25,999	$—	$25,999	$—
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
Level 3 Measurements
During the six months ended June 30, 2026, Cadence acquired intangible assets of $1.3 billion primarily through its acquisition of the D&E business. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
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

NOTE 13. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of June 30, 2026 and December 31, 2025 were as follows:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Inventories:
Raw materials	$312,290	$245,487
Work-in-process	3,223	14,665
Finished goods	74,865	43,393
Inventories	$390,378	$303,545

Other long-term liabilities:
Operating lease liabilities	$169,159	$136,289
Deferred income taxes	349,873	47,997
Other accrued liabilities	227,835	223,243
Other long-term liabilities	$746,867	$407,529
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
As previously disclosed, in July 2025, Cadence reached a settlement with each of BIS and the U.S. Department of Justice (“DOJ”) that resolved matters relating to export violations that took place between 2015 and 2021. As part of the settlements, Cadence entered into a plea agreement with the DOJ pursuant to which Cadence agreed to plead guilty to one count of conspiracy to commit export controls violations. In addition, Cadence entered into an administrative settlement agreement with BIS. The agreements include ongoing audit, compliance and other obligations. Under these agreements, Cadence paid BIS and the DOJ aggregate net penalties and forfeitures of $140.6 million during the fiscal quarter ended September 30, 2025. Cadence recorded a charge of $128.5 million within Loss related to contingent liability in its condensed consolidated income statement during the three and six months ended June 30, 2025.
Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and six months ended June 30, 2026 or June 30, 2025.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during the three and six months ended June 30, 2026 or June 30, 2025.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss was comprised of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Foreign currency translation gains (losses)	$(39,130)	$14,266
Changes in defined benefit plan liabilities	(10,837)	(10,293)
Unrealized losses on derivatives designated as hedging instruments	(6,020)	(6,431)
Unrealized gains (losses) on available-for-sale debt securities	(165)	653
Total accumulated other comprehensive loss	$(56,152)	$(1,805)
For the three and six months ended June 30, 2026 and June 30, 2025, there were no significant amounts reclassified from accumulated other comprehensive loss to net income.
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
For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 3 in the notes to condensed consolidated financial statements. The following table presents revenue, significant expenses and net income for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Revenue	$1,584,451	$1,275,441	$3,058,671	$2,517,807
Costs and Expenses:
Salary, benefits and other employee-related costs	617,106	521,608	1,197,210	1,064,265
Stock-based compensation	146,890	118,325	285,073	225,938
Manufacturing costs	104,477	101,480	215,327	183,149
Facilities and other infrastructure costs	58,043	47,277	113,001	91,115
Depreciation and amortization	116,989	53,676	201,611	106,592
Professional services	63,956	37,684	117,756	70,143
Loss related to contingent liability(1)	—	128,545	—	128,545
Restructuring	(352)	47	(357)	(62)
Other segment items(2)	(58,091)	(16,778)	(47,834)	5,957
Interest income	(9,937)	(25,978)	(28,202)	(52,200)
Interest expense	35,136	28,948	66,749	58,066
Provision for income taxes	143,158	120,556	235,601	202,669
Net income	$367,076	$160,051	$702,736	$433,630
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
The following table presents a summary of revenue by geography for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Americas:
United States	$656,122	$591,265	$1,256,892	$1,160,232
Other Americas	22,315	39,072	77,614	68,684
Total Americas	678,437	630,337	1,334,506	1,228,916
Asia:
China	236,207	120,717	425,576	260,098
Japan	104,737	85,976	197,384	154,127
Other Asia	321,756	238,225	616,478	478,737
Total Asia	662,700	444,918	1,239,438	892,962
Europe, Middle East and Africa (“EMEA”)	243,314	200,186	484,727	395,929
Total	$1,584,451	$1,275,441	$3,058,671	$2,517,807
The following table presents a summary of long-lived assets by geography as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Americas:
United States	$479,654	$439,902
Other Americas	10,778	10,114
Total Americas	490,432	450,016
Asia:
China	22,372	23,014
India	133,117	92,470
Japan	5,471	4,079
Other Asia	16,109	18,374
Total Asia	177,069	137,937
EMEA	103,404	105,015
Total	$770,905	$692,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Annual Report”). This Quarterly Report contains statements that are not historical in nature, are predictive, or that depend upon or refer to future events or conditions or contain other forward-looking statements. Statements including, but not limited to, statements regarding the extent, timing and mix of future revenues and customer demand; the deployment of our products and services; the impact of the macroeconomic and geopolitical environment, including but not limited to, expanded trade controls, tariffs, conflicts around the world, volatility in foreign currency exchange rates, inflation, increased energy costs, supply chain constraints and changes in interest rates; the impact of government actions; future costs, expenses, tax rates and uses of cash; legal, administrative and tax proceedings; obligations under our BIS and DOJ settlement agreements; restructuring actions and associated charges and benefits; pending acquisitions, the accounting for acquisitions and integration of acquired businesses; and other statements using words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and “would,” and words of similar import and the negatives thereof, constitute forward-looking statements. These statements are predictions based upon our current expectations about future events. Actual results could vary materially as a result of certain factors, including, but not limited to, those expressed in these statements. We refer you to the “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and “Liquidity and Capital Resources” sections contained in this Quarterly Report, the "Risk Factors" section contained in our Annual Report and this Quarterly Report, and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings, which identify important risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.
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
Business Overview
Cadence® is a global technology leader that develops computational, AI-driven software, accelerated hardware, and silicon intellectual property (“IP”) products and solutions. Our customers include companies that design and manufacture semiconductors, as well as companies that design and manufacture electromechanical systems containing various types of semiconductor and other electronics. Our products and solutions empower our customers to design, verify and bring to life new and innovative products. Our mission is to empower the world’s most innovative companies to deliver extraordinary electronic products that drive the global economy and improve everyday life.
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
On February 23, 2026, we completed our acquisition of the design and engineering (“D&E”) business of Hexagon Smart Solutions AB. This acquisition accelerates our ISD strategy by expanding our SD&A portfolio, building upon our acquisition of BETA CAE in fiscal 2024. The acquisition includes substantially all of the subsidiaries and related assets comprising Hexagon's design and engineering business. For the three and six months ended June 30, 2026, revenue associated with contracts assumed with our acquisition of the D&E business was primarily classified as product and maintenance revenue in our SD&A product category, and cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our condensed consolidated income statements.
Macroeconomic and Geopolitical Environment
Because we operate globally, our business is subject to the effects of economic downturns or recessions in the regions in which we do business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, increased energy costs, supply chain constraints, changing interest rates, expanded trade control laws and regulations, imposition of new or higher tariffs and geopolitical conflicts.
Trade control laws and regulations have been amended over the past years, including through the imposition of certain export control restrictions concerning advanced node IC production in China and the inclusion of additional Chinese technology companies on the BIS “Entity List” and regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. However, on November 11, 2025, BIS published a one-year suspension of the new rule that is currently set to expire on November 9, 2026, absent a future extension. We expect the impact of these current expanded trade control laws and regulations on our business to be limited, but we will continue to monitor future developments. These laws, regulations and rules are subject to change.
In addition, U.S. President Trump has imposed new and higher U.S. tariffs on imports from many countries, including China, Canada and Mexico. In February 2026, the U.S. Supreme Court struck down tariffs previously imposed under the International Emergency Economic Powers Act. However, tariffs imposed pursuant to other statutes remain in effect, and the administration has announced new tariff measures under alternative legal authorities and has continued to implement and pursue significant changes to U.S. trade policies, treaties and tariffs and conduct investigations on imports from foreign countries. In response, China and other countries have announced retaliatory tariffs on imports of U.S. goods and other countermeasures, though certain retaliatory measures have been suspended pursuant to bilateral negotiations and trade framework agreements. We are monitoring these developments, including any pauses, escalations, exemptions, court rulings, refunds, replacements and new investigations, with respect to the threatened or imposed tariffs and trade policy, and will continue to assess their potential impact on our business either directly, such as on our hardware business and cost of imported components, or due to downstream effects on our customers and the broader economy.
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

Results of Operations
Our financial results reflect the following for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 (unless otherwise stated):
•Growth in revenue from our hardware, software and IP offerings, including revenue from our recent acquisitions;
•Increases in operating expenses related to marketing, sales and research and development activities from continued investment in research and development and technical sales support, including additional headcount from acquisitions;
•Increased amortization of acquired intangibles from our recent acquisitions; and
•A loss related to a contingent liability recognized in the prior-year period.
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue recognized over time	72%	73%	72%	75%
Other recurring revenue	6%	5%	6%	5%
Recurring revenue	78%	78%	78%	80%
Up-front revenue	22%	22%	22%	20%
Total revenue	100%	100%	100%	100%
The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Recurring revenue	79%	79%	80%	80%	80%
Up-front revenue	21%	21%	20%	20%	20%
Total	100%	100%	100%	100%	100%
The percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters. On an annual basis, we expect recurring and up-front revenue as a percentage of total revenue to remain relatively consistent.

Revenue by Period
The following table shows our revenue for the three months ended June 30, 2026 and June 30, 2025 and the change in revenue between periods:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,430.7	$1,170.5	$260.2	22%
Services	153.8	104.9	48.9	47%
Total revenue	$1,584.5	$1,275.4	$309.1	24%

The following table shows our revenue for the six months ended June 30, 2026 and June 30, 2025 and the change in revenue between periods:

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$2,779.6	$2,281.4	$498.2	22%
Services	279.1	236.4	42.7	18%
Total revenue	$3,058.7	$2,517.8	$540.9	21%
Product and maintenance revenue increased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, due to growth in revenue from our software, hardware and IP product offerings as a result of existing customers’ continued investment in complex designs for their products.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three and six months ended June 30, 2026 or June 30, 2025.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories for the past five consecutive quarters:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Core EDA	68%	71%	69%	71%	71%
Semiconductor IP	15%	14%	15%	14%	13%
System Design and Analysis	17%	15%	16%	15%	16%
Total	100%	100%	100%	100%	100%
Revenue from any one product category as a percentage of total revenue may fluctuate from period to period based on the mix of products and services sold in a given period, the timing of revenue recognition, particularly for our hardware, IP and SD&A software products for which revenue is recognized up-front, which are affected by demand for, and our ability to deliver, existing products and services as well as the introduction or acquisition of new products and services.

Revenue by Geography
The following table shows revenue by geographic region for the three and six months ended June 30, 2026 and June 30, 2025 and the change in revenue between periods:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
United States	$656.1	$591.2	$64.9	11%
Other Americas	22.3	39.1	(16.8)	(43)%
China	236.2	120.7	115.5	96%
Japan	104.8	86.0	18.8	22%
Other Asia	321.8	238.2	83.6	35%
Europe, Middle East and Africa (“EMEA”)	243.3	200.2	43.1	22%
Total revenue	$1,584.5	$1,275.4	$309.1	24%
During the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, revenue growth in the United States, China, Japan, Other Asia and EMEA was primarily driven by growth in revenue from our software product offerings and by increased demand for, and our ability to deliver, our IP offerings to our customers in these geographies. Our ability to deliver our hardware offerings also contributed to period over period revenue growth in China, Other Asia and EMEA.
During the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, the decrease in revenue in Other Americas was primarily driven by the timing of design services provided to our customers in that geography.

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
United States	$1,256.9	$1,160.2	$96.7	8%
Other Americas	77.6	68.7	8.9	13%
China	425.6	260.1	165.5	64%
Japan	197.4	154.1	43.3	28%
Other Asia	616.5	478.8	137.7	29%
EMEA	484.7	395.9	88.8	22%
Total revenue	$3,058.7	$2,517.8	$540.9	21%
During the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, revenue from our software product offerings contributed to growth in each of our six geographies. Revenue growth in the United States, Other Americas, China, Japan and EMEA also benefited from increased customer demand for, and our ability to deliver, our hardware product offerings to our customers in these geographies. Our ability to deliver our IP offerings also contributed to period over period revenue growth in Other Americas, China, Japan, Other Asia and EMEA.
Additionally, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, the increase in revenue in China was partially attributable to export license requirements that were temporarily imposed by BIS on EDA Software and Technology from May to July of fiscal 2025, which impacted our ability to deliver software offerings to our customers in China.

Revenue by Geography as a Percent of Total Revenue:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
United States	42%	46%	41%	46%
Other Americas	1%	3%	3%	3%
China	15%	9%	14%	10%
Japan	7%	7%	6%	6%
Other Asia	20%	19%	20%	19%
EMEA	15%	16%	16%	16%
Total	100%	100%	100%	100%
Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$175.2	$139.3	$35.9	26%
Cost of services	64.1	44.9	19.2	43%

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$328.5	$256.0	$72.5	28%
Cost of services	125.4	95.3	30.1	32%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$129.6	$124.8	$4.8	4%
Amortization of acquired intangibles	45.6	14.5	31.1	214%
Total cost of product and maintenance	$175.2	$139.3	$35.9	26%

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$252.2	$225.0	$27.2	12%
Amortization of acquired intangibles	76.3	31.0	45.3	146%
Total cost of product and maintenance	$328.5	$256.0	$72.5	28%
The changes in product and maintenance-related costs for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Hardware product costs	$(0.3)	$18.5
Salary, benefits and other employee-related costs	2.5	4.4
Other items	2.6	4.3
Total change in product and maintenance-related costs	$4.8	$27.2
Costs associated with our hardware products include components, assembly, testing, applicable reserves and overhead. These costs make our cost of hardware products higher, as a percentage of revenue, than our cost of software and IP products. Hardware costs may vary from period to period based on the mix of hardware products delivered to customers during each period and the timing of charges for excess or obsolete inventory.
Amortization of acquired intangibles included in cost of product and maintenance may fluctuate from period to period depending on the timing of newly acquired assets relative to assets becoming fully amortized in any given period. The increase in amortization of intangibles during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, is primarily due to definite-lived intangible assets acquired with our acquisition of the D&E business.
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

Our operating expenses for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$241.0	$200.6	$40.4	20%
Research and development	531.3	442.1	89.2	20%
General and administrative	88.5	69.0	19.5	28%
Total operating expenses	$860.8	$711.7	$149.1	21%

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$452.5	$403.3	$49.2	12%
Research and development	1,039.7	881.2	158.5	18%
General and administrative	176.8	132.1	44.7	34%
Total operating expenses	$1,669.0	$1,416.6	$252.4	18%
Our operating expenses, as a percentage of total revenue, for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Marketing and sales	15%	16%	15%	16%
Research and development	33%	34%	34%	35%
General and administrative	6%	5%	6%	5%
Total operating expenses	54%	55%	55%	56%
Marketing and Sales
The increase in marketing and sales expense for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$26.6	$31.8
Professional services	4.5	7.1
Stock-based compensation	3.4	5.9
Facilities and other infrastructure costs	3.1	4.9
Other items	2.8	(0.5)
Total change in marketing and sales expense	$40.4	$49.2
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.

Research and Development
The increase in research and development expense for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$50.2	$85.0
Stock-based compensation	20.1	40.4
Facilities and other infrastructure costs	12.4	25.0
Professional services	9.0	10.8
Other items	(2.5)	(2.7)
Total change in research and development expense	$89.2	$158.5
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions.
Facilities and other infrastructure costs included in research and development expense increased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The changes in general and administrative expense for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, were due to the following:

	Change
	Three Months Ended	Six Months Ended
	(In millions)
Professional services	$13.5	$29.7
Salary, benefits and other employee-related costs	7.0	9.7
Stock-based compensation	2.7	8.8
Other items	(3.7)	(3.5)
Total change in general and administrative expense	$19.5	$44.7
Professional services increased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to increased consulting services associated with acquisition-related activities. We expect to continue to utilize professional services as we continue to acquire and integrate companies and businesses.
Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to headcount from acquisitions and incremental expense from equity awards granted to certain members of senior management.
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating margin	28%	19%	29%	24%

Our operating margin may fluctuate from period to period depending on the mix of products and services sold during each period, the timing and magnitude of restructuring plans and other significant, infrequent expenses. During the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, our operating margin increased, primarily due to the loss related to a contingent liability recognized during the three and six months ended June 30, 2025, partially offset by incremental expenses from our recent acquisitions, including amortization of acquired intangibles, that exceed incremental revenue for the periods presented.
For additional information about the loss related to a contingent liability, see Note 14 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In millions)
Contractual cash interest expense:
Senior Notes	$27.8	$27.7	$55.5	$55.4
Revolving Credit Facility	5.6	0.2	8.1	0.5
Amortization of debt discount and debt issuance costs:
Senior Notes	1.0	1.0	2.0	2.0
Revolving Credit Facility	0.1	0.1	0.2	0.2
Other	0.6	(0.1)	0.9	—
Total interest expense	$35.1	$28.9	$66.7	$58.1
Interest expense increased during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to incremental interest expense related to borrowings under our revolving credit facility at various times during the periods presented. For additional information relating to our debt arrangements, see Note 5 in the notes to condensed consolidated financial statements.
Other Income, Net
Other income, net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses. Other income, net may fluctuate from period to period based on levels of cash deposits, gains and losses from the sale of investments, changes in the fair value of our marketable equity securities and movements in exchange gains and losses.
For additional information about other income, net, see Note 9 in the notes to condensed consolidated financial statements.
Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
			(In millions, except percentages)
Provision for income taxes	$143.2	$120.6	$235.6	$202.7
Effective tax rate	28.1%	43.0%	25.1%	31.9%
Our provision for income taxes for the three and six months ended June 30, 2026 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2026 income. We also recognized tax benefits of $3.1 million and $16.7 million related to stock-based compensation that vested or was exercised during the respective periods. The increase in our provision for income taxes during the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily attributable to an increase in our earnings.

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
Liquidity and Capital Resources

	As of
	June 30, 2026	December 31, 2025	Change
	(In millions)
Cash and cash equivalents	$1,440.4	$3,001.3	$(1,560.9)
Net working capital	1,373.1	3,034.4	(1,661.3)
Cash and Cash Equivalents
As of June 30, 2026, our principal sources of liquidity consisted of $1.4 billion of cash and cash equivalents as compared to $3.0 billion as of December 31, 2025.
Our primary sources of cash and cash equivalents during the six months ended June 30, 2026 were cash generated from operations, proceeds from our revolving credit facility, proceeds from the sale and maturity of investments and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the six months ended June 30, 2026 were payments related to business combinations, operating costs and expenses, payments on our revolving credit facility, repurchases of our common stock, payment of employee taxes on vesting of restricted stock, purchases of property, plant and equipment and purchases of investments.
Approximately 84% of our cash and cash equivalents was held by our foreign subsidiaries as of June 30, 2026. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.
Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities. The decrease in our working capital as of June 30, 2026, as compared to December 31, 2025, was primarily due to an increase in cash paid in business combinations.
Cash Flows from Operating Activities
Cash flows provided by operating activities during the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
	(In millions)
Cash provided by operating activities	$990.7	$864.6	$126.1

Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to improved operating results, the timing of cash receipts from customers and the timing of cash disbursements for operating assets and liabilities.

Cash Flows Used for Investing Activities
Cash flows used for investing activities during the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
	(In millions)
Cash used for investing activities	$(2,085.7)	$(197.4)	$(1,888.3)
Cash used for investing activities increased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to an increase in payments for business combinations, partially offset by an increase in proceeds from the sale and maturity of investments. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
For additional information relating to our acquisitions, see Note 2 in the notes to condensed consolidated financial statements.
Cash Flows Used for Financing Activities
Cash flows used for financing activities during the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
	(In millions)
Cash used for financing activities	$(451.9)	$(541.0)	$89.1
Cash flows used for financing activities decreased during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a decrease in payments for repurchases of common stock.
Other Factors Affecting Liquidity and Capital Resources
Revolving Credit Facility
In August 2024, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates under the Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of June 30, 2026, there were no borrowings outstanding under the Credit Facility, and we were in compliance with all covenants associated with the Credit Facility.
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears in March and September of each year. As of June 30, 2026, we were in compliance with all covenants under the Senior Notes.
For additional information relating to our debt arrangements, see Note 5 in the notes to condensed consolidated financial statements.

Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program. In May 2025, our Board of Directors increased the prior authorization to repurchase shares of our common stock by authorizing an additional $1.5 billion. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum number of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of June 30, 2026, $1.0 billion of the share repurchase authorization remained available to repurchase shares of our common stock. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Other Liquidity Requirements
During the six months ended June 30, 2026, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
The following table provides information about our foreign currency forward exchange contracts as of June 30, 2026. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during August 2026.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
Japanese yen	$290.5	157.70
European Union euro	207.5	0.85
Chinese renminbi	165.3	6.75
British pound	117.7	0.74
Swedish krona	73.9	9.35
Israeli shekel	65.8	2.88
Canadian dollar	58.8	1.38
Indian rupee	34.2	96.15
Taiwan dollar	19.5	31.64
Swiss franc	7.7	0.77
Polish zloty	4.0	3.62
Singapore dollar	3.6	1.27
South Korean won	3.0	1,476.49
Total	$1,051.5
Estimated fair value	$(13.8)
As of December 31, 2025, our foreign currency exchange contracts had an aggregate principal amount of $3.3 billion, and an estimated fair value of $(26.0) million.
We have performed sensitivity analyses as of June 30, 2026 and December 31, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $12.0 million and $213.1 million as of June 30, 2026 and December 31, 2025, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $15.1 million and $219.4 million as of June 30, 2026 and December 31, 2025, respectively.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of June 30, 2026.
Our investments in debt securities had a fair value of $80.2 million and $71.0 million as of June 30, 2026 and December 31, 2025, respectively, that may decline in value if market interest rates rise. As of June 30, 2026 and December 31, 2025, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities of $3.3 million and $2.8 million, respectively.
Interest rates under our Credit Facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain an outstanding balance. As of June 30, 2026, there were no borrowings outstanding under our Credit Facility.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.
Based on their evaluation as of June 30, 2026, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” sections in our Annual Report and this Quarterly Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. We have updated two of the risk factors since our Annual Report, as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and below. The risks described in our Annual Report and this Quarterly Report do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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
Tensions are rising around the world, and there are a number of ongoing armed conflicts, including in Iran, other parts of the Middle East and Ukraine. There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. A significant disruption in any area where we or our customers operate or do business or that is critical to our or their supply chain could reduce customer demand, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer spending, make our products less competitive, or otherwise have a materially adverse impact on our future revenue and profits, our customers’ and suppliers’ businesses, and our results of operations. In addition, there is currently significant uncertainty in the global economy and the future relationship among the United States and various other countries, caused by increased geopolitical instabilities and changes in global trade policies. For example, the ongoing geopolitical and economic uncertainty between the United States and China, where we conduct business and have derived a substantial percentage of our revenue, the unknown impact of current and future U.S. and Chinese trade regulations, including tariffs and other trade restrictions, and geopolitical risks with respect to Taiwan, which serves as a central hub for the technology industry supply chain, could, directly or indirectly, materially harm our business, financial condition and results of operations. Similarly, many of our suppliers, vendors and other entities with whom we do business have strong ties to doing business in China and other countries impacted by recent tariffs and other trade restrictions. Their ability to supply materials to us, buy products or services from us, or otherwise work with us is affected by their ability to do business in impacted countries. Moreover, these tariffs and any other trade restrictions imposed on our suppliers could adversely affect our business, financial condition and results of operations through reduced demand for our products and services, cancelled orders, supply chain disruptions, increased transaction costs and increased expenses.
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
We face numerous, evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, Confidential Information, products and services, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and malicious insiders, as well as through diverse attack vectors, such as social engineering (including phishing), malware (including ransomware) and denial-of-service attacks, and due to human or technological error, such as misconfigurations, “bugs” or other vulnerabilities in software or hardware. Additionally, advances in technology, an increased level of sophistication and expertise of hackers, widespread access to generative AI, and new discoveries in the field of cryptography increase the risk of significant compromises or breaches of our IT Systems or security measures implemented to protect our systems. From time to time, we and certain of our third-party service providers experience varying degrees of cyberattacks and other security incidents. Any such incidents could compromise our or our providers' IT Systems, which could cause system disruptions or slowdowns and lead to the Confidential Information stored on our or third-party systems being accessed, publicly disclosed, lost or stolen. Any actual or perceived unauthorized access or disclosure to our Confidential Information poses significant risk to our business as it could result in reputational and financial harm and further subject us to liability to our customers, suppliers, business partners and others. For example, as described in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, we learned that a threat actor obtained a limited amount of Confidential Information from certain of our IT systems including a limited amount of test files, configuration setting files and source code files which are not material to our business. We notified law enforcement, and we believe that the incident was contained. There was no operational disruption, and customer environments were not impacted.
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
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
April 1, 2026 - April 30, 2026	241,502	$302.41	218,100	$1,136
May 1, 2026 - May 31, 2026	201,251	$352.35	184,819	$1,070
June 1, 2026 - June 30, 2026	182,725	$388.24	177,411	$1,002
Total	625,478	$343.55	580,330
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended June 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Alberto Sangiovanni-Vincentelli, Director	Adoption	5/12/2026	X	Up to 7,500	8/25/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Exhibit Title	Form	File No.	Exhibit No.	Filing Date	Provided Herewith

10.1	#	The Registrant's Omnibus Equity Incentive Plan, as amended and restated.	DEF 14A	000-15867	Appendix A	3/25/2026

3.1		The Registrant’s Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 3, 2024.	8-K	000-15867	3.1	5/6/2024

3.2		The Registrant’s Amended and Restated Bylaws, effective as of November 2, 2023.	8-K	000-15867	3.1	11/3/2023

31.1	*	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

31.2	*	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.					X

32.1	†	Certification of the Registrant’s Chief Executive Officer, Anirudh Devgan, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	†	Certification of the Registrant’s Chief Financial Officer, John M. Wall, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	*	Inline XBRL Definition Linkbase Document.					X

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104		Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in Inline XBRL (included as Exhibit 101).					X
___________________

*	Filed herewith.
†	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement covering executive officers or directors of the Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	July 28, 2026	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	July 28, 2026	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer