Form 10-Q
period 2026-09-30
CADENCE DESIGN SYSTEMS INC
filed 2026-10-28
CIK 813672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
On September 30, 2026, approximately 274,379,000 shares of the registrant’s common stock, $0.01 par value, were outstanding.

CADENCE DESIGN SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,452,020	$3,001,317
Receivables, net	1,110,591	944,939
Inventories	448,824	303,545
Prepaid expenses and other	342,452	419,872
Total current assets	3,353,887	4,669,673
Property, plant and equipment, net	603,189	517,004
Goodwill	4,926,955	2,749,143
Acquired intangibles, net	1,792,006	718,223
Deferred taxes	789,077	917,733
Other assets	759,660	581,372
Total assets	$12,224,774	$10,153,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$150,000	$—
Current portion of long-term debt	498,809	—
Accounts payable and accrued liabilities	805,365	856,856
Current portion of deferred revenue	1,012,305	778,435
Total current liabilities	2,466,479	1,635,291
Long-term liabilities:
Long-term portion of deferred revenue	138,228	155,997
Long-term debt	1,984,433	2,480,150
Other long-term liabilities	760,383	407,529
Total long-term liabilities	2,883,044	3,043,676
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock and capital in excess of par value	6,039,272	4,719,443
Treasury stock, at cost	(7,188,558)	(6,344,213)
Retained earnings	8,093,239	7,100,756
Accumulated other comprehensive loss	(68,702)	(1,805)
Total stockholders’ equity	6,875,251	5,474,181
Total liabilities and stockholders’ equity	$12,224,774	$10,153,148

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue:
Product and maintenance	$1,487,311	$1,207,703	$4,266,901	$3,489,063
Services	146,000	131,135	425,081	367,582
Total revenue	1,633,311	1,338,838	4,691,982	3,856,645
Costs and expenses:
Cost of product and maintenance	173,867	118,702	502,362	374,672
Cost of services	61,753	63,493	187,123	158,823
Marketing and sales	242,476	192,560	694,995	595,855
Research and development	537,541	423,031	1,577,251	1,304,190
General and administrative	113,020	78,035	289,785	210,162
Amortization of acquired intangibles	33,779	10,233	88,304	28,359
Loss related to contingent liability (Note 15)	—	—	—	128,545
Restructuring	42,159	27,394	41,802	27,332
Total costs and expenses	1,204,595	913,448	3,381,622	2,827,938
Income from operations	428,716	425,390	1,310,360	1,028,707
Interest expense	(30,375)	(29,035)	(97,124)	(87,101)
Other income (expense), net	9,994	(3,572)	133,436	87,476
Income before provision for income taxes	408,335	392,783	1,346,672	1,029,082
Provision for income taxes	118,588	105,661	354,189	308,330
Net income	$289,747	$287,122	$992,483	$720,752
Net income per share – basic	$1.06	$1.06	$3.63	$2.65
Net income per share – diluted	$1.05	$1.05	$3.61	$2.64
Weighted average common shares outstanding – basic	273,748	271,152	273,260	271,471
Weighted average common shares outstanding – diluted	275,278	273,798	275,061	273,440

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$289,747	$287,122	$992,483	$720,752
Other comprehensive income (loss), net of tax effects:
Foreign currency translation adjustments	(11,086)	(17,562)	(64,482)	195,355
Changes in defined benefit plan liabilities	266	560	(278)	953
Reclassification of losses on derivatives designated as hedging instruments	209	200	620	592
Unrealized gains (losses) on available-for-sale debt securities	(1,939)	129	(2,757)	847
Total other comprehensive income (loss), net of tax effects	(12,550)	(16,673)	(66,897)	197,747
Comprehensive income	$277,197	$270,449	$925,586	$918,499

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, June 30, 2026	275,393	$5,865,954	$(6,755,331)	$7,803,492	$(56,152)	$6,857,963
Net income	—	—	—	289,747	—	$289,747
Other comprehensive loss, net of taxes	—	—	—	—	(12,550)	$(12,550)
Purchase of treasury stock	(1,305)	—	(400,019)	—	—	$(400,019)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	394	47,534	2,699	—	—	$50,233
Stock received for payment of employee taxes on vesting of restricted stock	(103)	(18,979)	(35,907)	—	—	$(54,886)
Stock-based compensation expense	—	144,763	—	—	—	$144,763
Balance, September 30, 2026	274,379	$6,039,272	$(7,188,558)	$8,093,239	$(68,702)	$6,875,251

	Three Months Ended September 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income	Total
Balance, June 30, 2025	272,490	$4,445,872	$(5,888,804)	$6,425,498	$23,972	$5,006,538
Net income	—	—	—	287,122	—	$287,122
Other comprehensive loss, net of taxes	—	—	—	—	(16,673)	$(16,673)
Purchase of treasury stock	(584)	—	(200,009)	—	—	$(200,009)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	414	55,881	3,866	—	—	$59,747
Stock received for payment of employee taxes on vesting of restricted stock	(119)	(12,596)	(41,200)	—	—	$(53,796)
Stock-based compensation expense	—	116,073	—	—	—	$116,073
Balance, September 30, 2025	272,201	$4,605,230	$(6,126,147)	$6,712,620	$7,299	$5,199,002

	Nine Months Ended September 30, 2026
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Loss	Total
Balance, December 31, 2025	271,799	$4,719,443	$(6,344,213)	$7,100,756	$(1,805)	$5,474,181
Net income	—	—	—	992,483	—	$992,483
Other comprehensive loss, net of taxes	—	—	—	—	(66,897)	$(66,897)
Purchase of treasury stock	(2,556)	—	(800,025)	—	—	$(800,025)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	2,143	108,146	30,927	—	—	$139,073
Issuance of common stock in a business combination	3,224	902,208	—	—	—	$902,208
Stock received for payment of employee taxes on vesting of restricted stock	(231)	(120,361)	(75,247)	—	—	$(195,608)
Stock-based compensation expense	—	429,836	—	—	—	$429,836
Balance, September 30, 2026	274,379	$6,039,272	$(7,188,558)	$8,093,239	$(68,702)	$6,875,251

	Nine Months Ended September 30, 2025
	Common Stock
		Par Value			Accumulated
		and Capital			Other
		in Excess	Treasury	Retained	Comprehensive
	Shares	of Par	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2024	273,851	$4,181,737	$(5,309,579)	$5,991,868	$(190,448)	$4,673,578
Net income	—	—	—	720,752	—	$720,752
Other comprehensive income, net of taxes	—	—	—	—	197,747	$197,747
Purchase of treasury stock	(2,552)	—	(725,025)	—	—	$(725,025)
Issuance of common stock and reissuance of treasury stock under equity incentive plans, net of forfeitures	1,221	130,484	7,585	—	—	$138,069
Stock received for payment of employee taxes on vesting of restricted stock	(319)	(49,002)	(99,128)	—	—	$(148,130)
Stock-based compensation expense	—	342,011	—	—	—	$342,011
Balance, September 30, 2025	272,201	$4,605,230	$(6,126,147)	$6,712,620	$7,299	$5,199,002

See notes to condensed consolidated financial statements.

CADENCE DESIGN SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash and cash equivalents at beginning of period	$3,001,317	$2,644,030
Cash flows from operating activities:
Net income	992,483	720,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320,159	163,269
Stock-based compensation	429,836	342,011
Gain on divestitures and investments, net	(88,611)	(22,135)
Deferred income taxes	118,684	89,756
ROU asset amortization and change in operating lease liabilities	(2,105)	1,702
Other non-cash items	7,266	4,713
Changes in operating assets and liabilities, net of effect of acquired businesses:
Receivables	(84,285)	(90,666)
Inventories	(172,927)	(60,858)
Prepaid expenses and other	39,812	(14,834)
Other assets	(38,982)	5,811
Accounts payable and accrued liabilities	(263,024)	(23,237)
Deferred revenue	148,835	44,456
Other long-term liabilities	7,295	14,546
Net cash provided by operating activities	1,414,436	1,175,286
Cash flows from investing activities:
Purchases of investments	(98,481)	(35,182)
Proceeds from the sale and maturity of investments	166,529	3,493
Proceeds from the sale of IP and other assets	—	11,500
Purchases of property, plant and equipment	(163,254)	(100,830)
Purchases of intangible assets	(6,975)	—
Cash paid in business combinations, net of cash acquired	(2,143,429)	(250,695)
Net cash used for investing activities	(2,245,610)	(371,714)
Cash flows from financing activities:
Proceeds from revolving credit facility	875,000	—
Payments on revolving credit facility	(725,000)	—
Proceeds from issuance of common stock	139,073	138,069
Stock received for payment of employee taxes on vesting of restricted stock	(195,608)	(148,130)
Payments for repurchases of common stock	(800,025)	(725,025)
Net cash used for financing activities	(706,560)	(735,086)
Effect of exchange rate changes on cash and cash equivalents	(11,563)	40,730
Increase (decrease) in cash and cash equivalents	(1,549,297)	109,216
Cash and cash equivalents at end of period	$1,452,020	$2,753,246

Supplemental cash flow information:
Cash paid for interest	$119,991	$111,711
Cash paid for income taxes, net	448,605	198,770

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
Risks and Uncertainties
Because Cadence operates globally, its business is subject to the effects of economic downturns or recessions in the regions in which it does business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, increased energy costs, supply chain constraints, changing interest rates, expanded trade control laws and regulations, imposition of new or higher tariffs and geopolitical instability.
Trade control laws and regulations have been amended over the past years, including through the imposition of certain export control restrictions concerning advanced node IC production in China and the inclusion of additional Chinese technology companies on the Entity List maintained by the U.S. Department of Commerce's Bureau of Industry and Security (“BIS”) and regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. However, BIS subsequently suspended the rule for one year, through November 9, 2026. In September 2026, the United States and China announced an extension of their trade arrangements through January 10, 2027, which is expected to extend the suspension; however, as of the date of this Quarterly Report, BIS has not formally extended the suspension. These laws, regulations and rules are subject to change.
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

NOTE 2. ACQUISITIONS
Acquisition of Hexagon Design and Engineering Business
On February 23, 2026, Cadence acquired all of the outstanding equity of the design and engineering (“D&E”) business of Hexagon Smart Solutions AB (“Hexagon”). The aggregate purchase consideration paid to Hexagon, net of cash acquired of $154.6 million, was approximately $3.0 billion. The aggregate purchase consideration was comprised of $2.2 billion of cash and non-cash consideration of 3.2 million shares of Cadence common stock with an aggregate acquisition date fair value of $902.2 million. This acquisition expands Cadence’s System Design and Analysis (“SD&A”) portfolio, building upon its acquisition of BETA CAE in fiscal 2024.
The total purchase consideration was allocated to the assets acquired and liabilities assumed with Cadence’s acquisition of the D&E business based on their respective fair values on the acquisition date as follows:

Fair Value
(In thousands)
Current assets	$267,792
Goodwill	2,170,179
Acquired intangibles	1,248,000
Other assets	18,330
Total assets acquired	3,704,301
Current liabilities	250,767
Long-term liabilities	329,603
Total liabilities assumed	580,370
Total purchase consideration	$3,123,931
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
As of September 30, 2026, the allocation of purchase consideration to the acquired assets and assumed liabilities from the D&E business was preliminary. Cadence has updated its initial allocation of purchase consideration based on additional information and will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities, including operating assets and liabilities, and income tax-related assets and liabilities, during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Pro forma total revenue	$1,633,311	$1,397,562	$4,755,577	$4,073,228
Pro forma net income	289,747	265,519	978,842	666,787
Other 2026 Acquisitions
During the first three quarters of fiscal 2026, Cadence completed three other business combinations for aggregate cash consideration of $83.8 million, net of cash acquired. The total purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Cadence recorded $42.4 million of definite-lived intangible assets with a weighted average amortization period of 6.8 years. Cadence also recognized $48.6 million of goodwill, which is primarily attributed to the assembled workforce of the acquired businesses. The majority of the goodwill recognized with these acquisitions is expected to be deductible for tax purposes.
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
As of September 30, 2026, the allocation of purchase consideration to the acquired assets and assumed liabilities from these acquisitions was preliminary. Cadence will continue to evaluate the estimates and assumptions used to derive the fair value of certain acquired assets and assumed liabilities during the measurement period (up to one year from the acquisition date). The allocation of purchase consideration may change materially as additional information about conditions existing at the acquisition date becomes available.
Cadence has not presented pro forma financial information for any of the other 2026 acquisitions because the results of operations for these businesses are not material to Cadence’s condensed consolidated financial statements.
Acquisition-Related Transaction Costs
Transaction costs associated with acquisitions, which consist of professional fees and administrative costs, are expensed as incurred and are included in general and administrative expense in Cadence’s condensed consolidated income statements. During the three and nine months ended September 30, 2026, transaction costs associated with acquisitions were $1.6 million and $10.9 million, respectively. During the three and nine months ended September 30, 2025, transaction costs associated with acquisitions were $17.0 million and $23.0 million, respectively.

NOTE 3. REVENUE
Cadence groups its products and services into categories related to major design activities. The following table shows the percentage of revenue contributed by each of Cadence’s product categories for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Core EDA*	69%	71%	69%	71%
Semiconductor IP (“IP”)	15%	14%	15%	14%
System Design and Analysis	16%	15%	16%	15%
Total	100%	100%	100%	100%
_____________
* Includes immaterial amount of revenue accounted for under leasing arrangements.
Cadence generates revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Certain of Cadence’s licensing arrangements allow customers the ability to remix among software products. Cadence also has arrangements with customers that include a combination of products, with the actual product selection and number of licensed users to be determined at a later date. For these arrangements, Cadence estimates the allocation of the revenue to product categories based upon the expected usage of products. Revenue by product category fluctuates from period to period based on demand for products and services, Cadence’s ability to deliver them and the introduction or acquisition of new products and services. No single customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2026 or September 30, 2025.
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
The following table shows the percentage of Cadence’s revenue that is classified as recurring or up-front for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue recognized over time	74%	78%	73%	76%
Other recurring revenue	5%	4%	5%	5%
Recurring revenue	79%	82%	78%	81%
Up-front revenue	21%	18%	22%	19%
Total revenue	100%	100%	100%	100%
Significant Judgments
Cadence’s contracts with customers often include promises to transfer to a customer multiple software and/or IP licenses and services, including professional services, technical support services, and rights to unspecified updates. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. In some arrangements, such as most of Cadence’s IP license arrangements and the license of certain software, Cadence has concluded that the licenses and the related updates and technical support are distinct from each other. In others, such as Cadence’s time-based software arrangements, Cadence has concluded that the licenses and certain services are not distinct from each other. These time-based software arrangements include multiple software licenses and updates to the licensed software products, as well as technical support, and Cadence has concluded that these promised goods and services are a single, combined performance obligation.

The accounting for contracts with multiple performance obligations requires the contract’s transaction price to be allocated to each distinct performance obligation based on relative stand-alone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation because Cadence rarely licenses or sells products on a stand-alone basis. In instances where the SSP is not directly observable because Cadence does not sell the license, product or service separately, Cadence determines the SSP using information that maximizes the use of observable inputs and may include market conditions. Cadence typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, Cadence may use information such as the size of the customer and geographic region of the customer in determining the SSP.
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
Cadence’s contract balances as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Contract assets	$42,523	$67,764
Deferred revenue	1,150,533	934,432
Cadence recognized revenue of $104.3 million and $705.6 million during the three and nine months ended September 30, 2026, respectively, and $102.5 million and $686.2 million during the three and nine months ended September 30, 2025, respectively, that was included in the deferred revenue balance at the beginning of each respective fiscal year. All other activity in deferred revenue, with the exception of deferred revenue assumed from acquisitions, is due to the timing of invoices in relation to the timing of revenue as described above.
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

Remaining Performance Obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Cadence has elected to exclude the potential future royalty receipts from the remaining performance obligations. Contracted but unsatisfied performance obligations were $8.2 billion as of September 30, 2026, which included $0.9 billion of non-cancelable commitments from customers where actual product selection and quantities of specific products or services are to be determined by customers at a later date.
Cadence estimates its remaining performance obligations at a point in time. Actual amounts and timing of revenue recognition may differ from these estimates largely due to changes in actual installation and delivery dates, as well as contract renewals, modifications and terminations. From time to time, Cadence may enter into arrangements with customers that include substantive cancellation provisions, which may impact the timing of revenue recognition and the accounting treatment of the underlying arrangements until such provisions expire. As of September 30, 2026, Cadence expected to recognize 58% of the contracted but unsatisfied performance obligations, excluding non-cancelable commitments, as revenue over the next 12 months, 40% over the next 13 to 36 months and the remainder thereafter.
Cadence recognized revenue of $34.9 million and $86.2 million during the three and nine months ended September 30, 2026, respectively, and $22.7 million and $52.7 million during the three and nine months ended September 30, 2025, respectively, from performance obligations satisfied in previous periods. These amounts represent royalties earned during the period and exclude contracts with nonrefundable prepaid royalties. Nonrefundable prepaid royalties are recognized upon delivery of the IP because Cadence’s right to the consideration is not contingent upon customers’ future shipments.
NOTE 4. RECEIVABLES, NET
Cadence’s current and long-term receivables balances as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Accounts receivable	$560,975	$492,834
Unbilled accounts receivable	553,903	455,993
Long-term receivables	60,900	52,451
Total receivables	1,175,778	1,001,278
Less allowance for doubtful accounts	(4,287)	(3,888)
Total receivables, net	$1,171,491	$997,390
Although most of Cadence’s revenue from its hardware business comes from sales of hardware, Cadence also leases its hardware products to some customers. Revenue from leasing arrangements of its hardware product offerings is immaterial to Cadence’s condensed consolidated financial statements. Assets subject to sales-type leases are reclassified at lease commencement and a net investment in the lease asset is recognized in unbilled accounts receivable in Cadence’s condensed consolidated balance sheets. Cadence’s net investment in sales-type leases related to its hardware business was $145.0 million and $103.5 million as of September 30, 2026 and December 31, 2025, respectively. The portion of Cadence’s net investment in sales-type leases included in long-term receivables was $33.0 million and $34.0 million as of September 30, 2026 and December 31, 2025, respectively.
Cadence’s customers are primarily concentrated within the semiconductor and electronics systems industries. As of September 30, 2026 and December 31, 2025, no single customer accounted for 10% or more of Cadence’s total receivables.
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

Interest accrues on borrowings under the Credit Facility at a rate equal to, at Cadence’s option, either (1) secured overnight financing rate (“SOFR”) plus a margin between 0.625% and 1.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt, plus a SOFR adjustment of 0.10% or (2) the base rate plus a margin between 0.000% and 0.125% per annum, determined by reference to the credit rating of Cadence’s unsecured debt. Interest is payable quarterly. A commitment fee ranging from 0.050% to 0.125% is assessed on the daily average undrawn portion of revolving commitments. Borrowings bear interest at what is estimated to be current market rates of interest. Accordingly, the carrying value of the Credit Facility approximates fair value. As of September 30, 2026, Cadence had $150.0 million in borrowings outstanding under the Credit Facility.
The Credit Facility contains customary negative covenants that, among other things, restrict Cadence’s ability to incur additional indebtedness, grant liens and make certain asset dispositions. In addition, the Credit Facility contains financial covenants that require Cadence to maintain a funded debt to EBITDA ratio not greater than 3.5 to 1, with a step up to 4 to 1 for one year following an acquisition by Cadence of at least $250.0 million that results in a pro forma leverage ratio between 3.25 to 1 and 3.75 to 1. As of September 30, 2026, Cadence was in compliance with all covenants under the Credit Facility.
Senior Notes
Cadence’s outstanding Senior Notes were as follows:

	September 30, 2026			December 31, 2025
	(In thousands)
	Principal	Unamortized Discount and Issuance Costs	Carrying Value	Principal	Unamortized Discount and Issuance Costs	Carrying Value
2027 Notes	$500,000	$(1,191)	$498,809	$500,000	$(2,073)	$497,927
2029 Notes	1,000,000	(6,252)	993,748	1,000,000	(7,747)	992,253
2034 Notes	1,000,000	(9,315)	990,685	1,000,000	(10,030)	989,970
Total Senior Notes	$2,500,000	$(16,758)	$2,483,242	$2,500,000	$(19,850)	$2,480,150
In September 2024, Cadence issued $500.0 million aggregate principal amount of 4.200% Senior Notes due September 10, 2027 (the “2027 Notes”). Cadence received net proceeds of $496.5 million from the issuance of the 2027 Notes, net of a discount of $0.1 million and issuance costs of $3.5 million. As of September 30, 2026, the carrying value of the 2027 Notes was classified as a current liability on Cadence’s condensed consolidated balance sheet, and the fair value of the 2027 Notes was $496.3 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.300% Senior Notes due September 10, 2029 (the “2029 Notes”). Cadence received net proceeds of $989.8 million from the issuance of the 2029 Notes, net of a discount of $1.4 million and issuance costs of $8.8 million. As of September 30, 2026, the fair value of the 2029 Notes was $968.9 million.
In September 2024, Cadence issued $1.0 billion aggregate principal amount of 4.700% Senior Notes due September 10, 2034 (the “2034 Notes,” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Cadence received net proceeds of $988.8 million from the issuance of the 2034 Notes, net of a discount of $1.9 million and issuance costs of $9.3 million. As of September 30, 2026, the fair value of the 2034 Notes was $922.7 million.
Cadence may redeem the Senior Notes, in whole or in part, at any time or from time to time, at redemption prices specified in the governing indenture. In addition, Cadence may be required to repurchase Senior Notes upon occurrence of a change of control triggering event, as set forth in the governing indenture.
The indenture governing the Senior Notes includes customary representations, warranties and restrictive covenants, including, but not limited to, restrictions on Cadence’s ability to grant liens on certain assets, enter into certain sale and lease-back transactions, or merge, consolidate or sell assets, and also includes customary events of default. As of September 30, 2026, Cadence was in compliance with all covenants under the Senior Notes.
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

NOTE 6. GOODWILL AND ACQUIRED INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2026 were as follows:

Gross Carrying Amount
(In thousands)
Balance as of December 31, 2025	$2,749,143
Goodwill resulting from acquisitions	2,219,277
Effect of foreign currency translation	(41,465)
Balance as of September 30, 2026	$4,926,955
Acquired Intangibles, Net
Acquired intangibles as of September 30, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$1,231,440	$(283,816)	$947,624
Agreements and relationships	993,315	(190,606)	802,709
Tradenames, trademarks and patents	56,844	(15,171)	41,673
Total acquired intangibles	$2,281,599	$(489,593)	$1,792,006
Acquired intangibles as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Acquired Intangibles, Net
	(In thousands)
Existing technology	$590,211	$(256,589)	$333,622
Agreements and relationships	470,334	(114,697)	355,637
Tradenames, trademarks and patents	40,984	(12,020)	28,964
Total acquired intangibles	$1,101,529	$(383,306)	$718,223
Amortization expense from existing technology is included in cost of product and maintenance. Amortization expense for the three and nine months ended September 30, 2026 and September 30, 2025 by condensed consolidated income statement caption was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Cost of product and maintenance	$46,091	$15,751	$122,437	$46,744
Amortization of acquired intangibles	33,779	10,233	88,304	28,359
Total amortization of acquired intangibles	$79,870	$25,984	$210,741	$75,103

As of September 30, 2026, the estimated amortization expense for intangible assets with definite lives was as follows for the following five fiscal years and thereafter:

(In thousands)
2026 - remaining period	$78,406
2027	294,327
2028	286,974
2029	261,410
2030	216,778
2031	194,034
Thereafter	460,077
Total estimated amortization expense	$1,792,006
NOTE 7. STOCK-BASED COMPENSATION
Stock-based compensation expense is reflected in Cadence’s condensed consolidated income statements for the three and nine months ended September 30, 2026 and September 30, 2025 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Cost of product and maintenance	$3,010	$2,014	$9,221	$6,290
Cost of services	3,448	2,337	10,529	7,252
Marketing and sales	24,978	21,726	75,365	66,254
Research and development	90,484	70,204	271,143	210,481
General and administrative	22,843	19,792	63,578	51,734
Total stock-based compensation expense	$144,763	$116,073	$429,836	$342,011
Cadence had total unrecognized compensation expense related to stock option and restricted stock grants of $857.4 million as of September 30, 2026, which is expected to be recognized over a weighted average vesting period of 2.0 years.
NOTE 8. STOCK REPURCHASE PROGRAM
Cadence is authorized to repurchase shares of its common stock under a publicly announced program. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. As of September 30, 2026, $601.6 million of Cadence’s share repurchase authorization remained available to repurchase shares of Cadence common stock. On October 23 2026, Cadence’s board of directors approved the repurchase of up to an additional $2.5 billion of the Company’s common stock under its existing share repurchase program.
The shares repurchased under Cadence’s repurchase authorizations and the total cost of repurchased shares, including commissions, during the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Shares repurchased	1,305	584	2,556	2,552
Total cost of repurchased shares	$400,019	$200,009	$800,025	$725,025

NOTE 9. RESTRUCTURING
From time to time, Cadence has initiated various restructuring plans in an effort to better align its resources with its business strategy. The most recent of these plans was initiated in September 2026 (the “2026 Restructuring Plan”). The charges incurred with the 2026 Restructuring Plan during the three and nine months ended September 30, 2026 are comprised of severance payments and termination benefits related to headcount reductions and are included in restructuring in Cadence’s condensed consolidated income statements.
The following table presents activity for Cadence’s restructuring plans during the nine months ended September 30, 2026:

	Severance and Benefits	Excess Facilities	Total
	(In thousands)
Balance as of December 31, 2025	$14,467	$—	$14,467
Restructuring	41,753	49	41,802
Non-cash changes	—	(49)	(49)
Cash payments	(13,525)	—	(13,525)
Effect of foreign currency translation	(296)	—	(296)
Balance as of September 30, 2026	$42,399	$—	$42,399
All liabilities for severance and related benefits under the 2026 Restructuring Plan are included in accounts payable and accrued liabilities in Cadence’s condensed consolidated balance sheets as of September 30, 2026. Cadence expects to make cash payments to settle these liabilities through September of fiscal 2027.
NOTE 10. OTHER INCOME (EXPENSE), NET
Cadence’s other income (expense), net, for the three and nine months ended September 30, 2026 and September 30, 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Interest income	$9,215	$24,627	$37,417	$76,827
Gain on sale of IP and other assets	—	—	—	11,500
Gain (loss) on investments	2,794	(14,519)	88,611	10,635
Gain (loss) on securities in Nonqualified Deferred Compensation (“NQDC”) trust	(42)	5,760	8,562	11,965
Loss on foreign exchange	(1,675)	(19,006)	(1,206)	(22,369)
Other income (expense), net	(298)	(434)	52	(1,082)
Total other income (expense), net	$9,994	$(3,572)	$133,436	$87,476
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

The calculations for basic and diluted net income per share for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except per share amounts)
Net income	$289,747	$287,122	$992,483	$720,752
Weighted average common shares used to calculate basic net income per share	273,748	271,152	273,260	271,471
Stock-based awards	1,530	2,646	1,801	1,969
Weighted average common shares used to calculate diluted net income per share	275,278	273,798	275,061	273,440
Net income per share - basic	$1.06	$1.06	$3.63	$2.65
Net income per share - diluted	$1.05	$1.05	$3.61	$2.64
The following table presents shares of Cadence’s common stock outstanding for the three and nine months ended September 30, 2026 and September 30, 2025 that were excluded from the computation of diluted net income per share because the effect of including these shares in the computation of diluted net income per share would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Market-based awards	1,527	1,501	1,530	1,053
Options to purchase shares of common stock	172	197	124	212
Non-vested shares of restricted stock	36	18	408	77
Total potential common shares excluded	1,735	1,716	2,062	1,342
NOTE 12. INVESTMENTS
Investments in Equity Securities
Marketable Equity Investments
Cadence’s investments in marketable equity securities consist of purchased shares of publicly held companies and are included in prepaid expenses and other in Cadence’s condensed consolidated balance sheets. Changes in the fair value of these investments are recorded to other income (expense), net in Cadence’s condensed consolidated income statements. The carrying value of marketable equity investments was $10.5 million and $83.2 million as of September 30, 2026 and December 31, 2025, respectively.
Non-Marketable Equity Investments
Cadence’s investments in non-marketable equity securities generally consist of stock or other instruments of privately held entities and are included in other assets on Cadence’s condensed consolidated balance sheets. Cadence holds a 10.5% interest in a privately held company that is accounted for using the equity method of accounting. The carrying value of this investment was $45.8 million and $51.0 million as of September 30, 2026 and December 31, 2025, respectively.
Cadence records its proportionate share of net income from the investee, offset by amortization of basis differences, to other income (expense), net in Cadence’s condensed consolidated income statements. Losses on this investment were not material to Cadence’s condensed consolidated financial statements for the periods presented.
Cadence also holds other non-marketable investments in privately held companies where Cadence does not have the ability to exercise significant influence and the fair value of the investments is not readily determinable. The carrying value of these investments was $99.2 million and $16.6 million as of September 30, 2026 and December 31, 2025, respectively. Gains and losses on these investments were not material to Cadence’s condensed consolidated financial statements for the periods presented.

The portion of net gains included in Cadence’s condensed consolidated income statements related to equity securities still held at the end of the period were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Net gains (losses) recognized on equity securities	$2,928	$(14,480)	$88,998	$10,730
Less: Net gains recognized on equity securities sold	(1,780)	—	(81,580)	—
Net gains (losses) recognized on equity securities still held	$1,148	$(14,480)	$7,418	$10,730
Investments in Debt Securities
The following is a summary of Cadence’s available-for-sale debt securities recorded within prepaid expenses and other on its condensed consolidated balance sheets:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$82,767	$21	$(2,125)	$80,663
Total available-for-sale securities	$82,767	$21	$(2,125)	$80,663

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale debt securities
Mortgage-backed and asset-backed securities	$70,317	$852	$(199)	$70,970
Total available-for-sale securities	$70,317	$852	$(199)	$70,970
Gross unrealized gains and losses are recorded as a component of accumulated other comprehensive loss on Cadence's condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the fair value of available-for-sale debt securities in a continuous unrealized loss position for greater than 12 months was $9.1 million and $6.6 million, respectively. The unrealized losses on these securities were not material. As of September 30, 2026, Cadence did not intend to sell any of its available-for-sale debt securities in an unrealized loss position, and it was more likely than not that Cadence will hold the securities until maturity or a recovery of the cost basis.
As of September 30, 2026, the fair values of available-for-sale debt securities, by remaining contractual maturity, were as follows:

(In thousands)
Due within 1 year	$757
Due after 1 year through 5 years	24,609
Due after 5 years through 10 years	27,785
Due after 10 years	27,512
Total	$80,663

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
This hierarchy requires Cadence to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Cadence recognizes transfers between levels of the hierarchy based on the fair values of the respective financial instruments at the end of the reporting period in which the transfer occurred. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.
On a quarterly basis, Cadence measures at fair value certain financial assets and liabilities. The fair value of financial assets and liabilities was determined using the following levels of inputs as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$561,694	$561,694	$—	$—
Marketable securities:
Marketable equity securities	10,530	10,530	—	—
Mortgage-backed and asset-backed securities	80,663	—	80,663	—
Securities held in NQDC trust	131,956	131,956	—	—
Total Assets	$784,843	$704,180	$80,663	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$7,284	$—	$7,284	$—
Total Liabilities	$7,284	$—	$7,284	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Cash equivalents:
Money market funds	$2,100,210	$2,100,210	$—	$—
Marketable securities:
Marketable equity securities	83,244	83,244	—	—
Mortgage-backed and asset-backed securities	70,970	—	70,970	—
Securities held in NQDC trust	117,732	117,732	—	—
Total Assets	$2,372,156	$2,301,186	$70,970	$—

	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Foreign currency exchange contracts	$25,999	$—	$25,999	$—
Total Liabilities	$25,999	$—	$25,999	$—
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
Level 3 Measurements
During the nine months ended September 30, 2026, Cadence acquired intangible assets of $1.3 billion primarily through its acquisition of the D&E business. The fair value of the intangible assets acquired was determined using variations of the income approach that utilizes unobservable inputs classified as Level 3 measurements.
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

NOTE 14. BALANCE SHEET COMPONENTS
A summary of certain balance sheet components as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Inventories:
Raw materials	$323,029	$245,487
Work-in-process	991	14,665
Finished goods	124,804	43,393
Inventories	$448,824	$303,545

Other assets:
Long-term investments	$145,037	$67,517
ROU lease assets	221,483	175,964
Other long-term assets	393,140	337,891
Other assets	$759,660	$581,372

Other long-term liabilities:
Operating lease liabilities	$179,275	$136,289
Deferred income taxes	347,500	47,997
Other accrued liabilities	233,608	223,243
Other long-term liabilities	$760,383	$407,529
The increase in deferred income taxes was primarily driven by the recognition of deferred tax liabilities associated with identifiable intangible assets acquired with the D&E business of Hexagon. For additional information on Cadence’s acquisitions, see Note 2 in the notes to condensed consolidated financial statements.
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

Other Contingencies
Cadence provides its customers with a warranty on sales of hardware products, generally for a 90-day period. Cadence did not incur any significant costs related to warranty obligations during the three and nine months ended September 30, 2026 or September 30, 2025.
Cadence’s product license and services agreements typically include a limited indemnification provision for claims from third parties relating to Cadence’s intellectual property. If the potential loss from any indemnification claim is considered probable and the amount or the range of loss can be estimated, Cadence accrues a liability for the estimated loss.
Cadence did not incur any material losses from indemnification claims during the three and nine months ended September 30, 2026 or September 30, 2025.
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss was comprised of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Foreign currency translation gains (losses)	$(50,216)	$14,266
Changes in defined benefit plan liabilities	(10,571)	(10,293)
Unrealized losses on derivatives designated as hedging instruments	(5,811)	(6,431)
Unrealized gains (losses) on available-for-sale debt securities	(2,104)	653
Total accumulated other comprehensive loss	$(68,702)	$(1,805)
For the three and nine months ended September 30, 2026 and September 30, 2025, there were no significant amounts reclassified from accumulated other comprehensive loss to net income.

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
For additional information on Cadence’s revenue, including the nature and timing of revenue from contracts with customers, see Note 3 in the notes to condensed consolidated financial statements. The following table presents revenue, significant expenses and net income for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Revenue	$1,633,311	$1,338,838	$4,691,982	$3,856,645
Costs and Expenses:
Salary, benefits and other employee-related costs	613,263	511,603	1,810,473	1,575,868
Stock-based compensation	144,763	116,073	429,836	342,011
Manufacturing costs	104,809	90,504	320,136	273,653
Facilities and other infrastructure costs	65,725	49,960	178,726	141,075
Depreciation and amortization	118,548	56,677	320,159	163,269
Professional services	69,689	47,584	187,445	117,727
Loss related to contingent liability(1)	—	—	—	128,545
Restructuring	42,159	27,394	41,802	27,332
Other segment items(2)	44,860	41,852	(2,974)	47,809
Interest income	(9,215)	(24,627)	(37,417)	(76,827)
Interest expense	30,375	29,035	97,124	87,101
Provision for income taxes	118,588	105,661	354,189	308,330
Net income	$289,747	$287,122	$992,483	$720,752
_____________
(1) For information regarding the loss related to a contingent liability, see Note 15 in the notes to condensed consolidated financial statements.
(2) Other segment items include direct costs for advertising, marketing events, travel, entertainment, bad debt and other operating expense categories that are not considered significant individually. It also includes non-operating expenses such as gains and losses on investments, foreign currency, contributions to non-profit organizations and other non-operating expenses that are not considered significant individually.

Outside the United States, Cadence markets and supports its products and services primarily through its subsidiaries. Revenue is attributed to geography based upon the country in which the product is used, or services are delivered. Long-lived assets are attributed to geography based on the country where the assets are located.
The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Americas:
United States	$674,093	$532,119	$1,930,985	$1,692,351
Other Americas	35,632	43,002	113,246	111,686
Total Americas	709,725	575,121	2,044,231	1,804,037
Asia:
China	255,139	245,015	680,715	505,113
Japan	107,138	86,430	304,522	240,557
Other Asia	312,375	242,721	928,853	721,458
Total Asia	674,652	574,166	1,914,090	1,467,128
Europe, Middle East and Africa (“EMEA”)	248,934	189,551	733,661	585,480
Total	$1,633,311	$1,338,838	$4,691,982	$3,856,645
The following table presents a summary of long-lived assets by geography as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Americas:
United States	$526,927	$439,902
Other Americas	11,600	10,114
Total Americas	538,527	450,016
Asia:
China	20,631	23,014
India	131,260	92,470
Japan	9,622	4,079
Other Asia	14,581	18,374
Total Asia	176,094	137,937
EMEA	110,051	105,015
Total	$824,672	$692,968

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
Business Overview
Cadence® is a global technology leader that develops computational, AI-driven software, accelerated hardware, and silicon intellectual property (“IP”) products and solutions. Our customers include companies that design and manufacture semiconductors, as well as companies that design and manufacture electromechanical systems containing various types of semiconductors and other electronics. Our products and solutions empower our customers to design, verify and bring to life new and innovative products. Our mission is to empower the world’s most innovative companies to deliver extraordinary electronic products that drive the global economy and improve everyday life.
Semiconductors, also referred to as integrated circuits (“ICs”), or chips, are integral components in a wide range of products across multiple industries, including both industrial and consumer end markets. As our customers tackle the challenges of designing increasingly intricate systems, they rely on our advanced AI-driven computational software, hardware, IP, and services to manage this complexity without proportional cost increases. Our products and solutions allow our customers to optimize the performance, power, and area (“PPA”) of semiconductors and electronic systems while accelerating time-to-market.
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

On February 23, 2026, we completed our acquisition of the design and engineering (“D&E”) business of Hexagon Smart Solutions AB (“Hexagon”). This acquisition accelerates our ISD strategy by expanding our SD&A portfolio, building upon our acquisition of BETA CAE in fiscal 2024. The acquisition includes substantially all of the subsidiaries and related assets comprising Hexagon's design and engineering business. For the three and nine months ended September 30, 2026, revenue associated with contracts assumed with our acquisition of the D&E business was primarily classified as product and maintenance revenue in our SD&A product category, and cost of revenue associated with these contracts was primarily classified as cost of product and maintenance in our condensed consolidated income statements.
Macroeconomic and Geopolitical Environment
Because we operate globally, our business is subject to the effects of economic downturns or recessions in the regions in which we do business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, increased energy costs, supply chain constraints, changing interest rates, expanded trade control laws and regulations, imposition of new or higher tariffs and geopolitical instability.
Trade control laws and regulations have been amended over the past years, including through the imposition of certain export control restrictions concerning advanced node IC production in China and the inclusion of additional Chinese technology companies on the BIS “Entity List” and regulations governing the sale of certain technologies. In furtherance of these regulations, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and other certain sanctioned parties, to entities that are 50% or more owned by one or more such entities. However, BIS subsequently suspended the rule for one year, through November 9, 2026. In September 2026, the United States and China announced an extension of their trade arrangements through January 10, 2027, which is expected to extend the suspension; however, as of the date of this Quarterly Report, BIS has not formally extended the suspension. These laws, regulations and rules are subject to change.
In addition, U.S. President Trump has imposed new and higher U.S. tariffs on imports from many countries, including China, Canada and Mexico. In February 2026, the U.S. Supreme Court struck down tariffs previously imposed under the International Emergency Economic Powers Act. However, tariffs imposed pursuant to other statutes remain in effect, and the administration has announced new tariff measures under alternative legal authorities and has continued to implement and pursue significant changes to U.S. trade policies, treaties and tariffs and conduct investigations on imports from foreign countries. In response, China, Canada and other countries have announced retaliatory tariffs on imports of U.S. goods and other countermeasures, though certain retaliatory measures have been suspended pursuant to bilateral negotiations and trade framework agreements. We are monitoring these developments, including any pauses, escalations, exemptions, court rulings, refunds, replacements and new investigations, with respect to the threatened or imposed tariffs and trade policy, and will continue to assess their potential impact on our business either directly, such as on our hardware business and cost of imported components, or due to downstream effects on our customers and the broader economy.
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

Results of Operations
Our financial results reflect the following for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 (unless otherwise stated):
•Growth in revenue from our hardware, software and IP offerings, including revenue from our recent acquisitions;
•Increases in operating expenses related to marketing, sales and research and development activities from continued investment in research and development and technical sales support, including additional headcount from acquisitions;
•Increase in general and administrative expense related to contributions to non-profit organizations;
•Increased amortization of acquired intangibles from our recent acquisitions;
•Increased restructuring charges related to our 2026 Restructuring Plan; and
•A loss related to a contingent liability recognized in the prior-year period.
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
The following table shows the percentage of our revenue that is classified as recurring or up-front for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue recognized over time	74%	78%	73%	76%
Other recurring revenue	5%	4%	5%	5%
Recurring revenue	79%	82%	78%	81%
Up-front revenue	21%	18%	22%	19%
Total revenue	100%	100%	100%	100%
The following table shows the percentage of recurring revenue for the twelve-month periods ending concurrently with our five most recent fiscal quarters:

	Trailing Twelve Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Recurring revenue	78%	79%	79%	80%	80%
Up-front revenue	22%	21%	21%	20%	20%
Total	100%	100%	100%	100%	100%
The percentage of revenue characterized as recurring compared to revenue characterized as up-front may vary between fiscal quarters. On an annual basis, we expect recurring and up-front revenue as a percentage of total revenue to remain relatively consistent.

Revenue by Period
The following table shows our revenue for the three months ended September 30, 2026 and September 30, 2025 and the change in revenue between periods:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$1,487.3	$1,207.7	$279.6	23%
Services	146.0	131.1	14.9	11%
Total revenue	$1,633.3	$1,338.8	$294.5	22%
The following table shows our revenue for the nine months ended September 30, 2026 and September 30, 2025 and the change in revenue between periods:

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance	$4,266.9	$3,489.0	$777.9	22%
Services	425.1	367.6	57.5	16%
Total revenue	$4,692.0	$3,856.6	$835.4	22%
Product and maintenance revenue increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, due to growth in revenue from our software, hardware and IP product offerings as a result of existing customers’ continued investment in complex designs for their products.
Services revenue may fluctuate from period to period based on the timing of fulfillment of our services and IP performance obligations.
No single customer accounted for 10% or more of total revenue during the three and nine months ended September 30, 2026 or September 30, 2025.
Revenue by Product Category
The following table shows the percentage of revenue contributed by each of our product categories for the past five consecutive quarters:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Core EDA	69%	68%	71%	69%	71%
Semiconductor IP	15%	15%	14%	15%	14%
System Design and Analysis	16%	17%	15%	16%	15%
Total	100%	100%	100%	100%	100%
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

Revenue by Geography
The following table shows revenue by geographic region for the three and nine months ended September 30, 2026 and September 30, 2025 and the change in revenue between periods:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
United States	$674.1	$532.1	$142.0	27%
Other Americas	35.6	43.0	(7.4)	(17)%
China	255.2	245.0	10.2	4%
Japan	107.1	86.4	20.7	24%
Other Asia	312.4	242.7	69.7	29%
Europe, Middle East and Africa (“EMEA”)	248.9	189.6	59.3	31%
Total revenue	$1,633.3	$1,338.8	$294.5	22%
During the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, our ability to deliver our hardware offerings and increased demand for our software offerings were the primary drivers of revenue growth in the United States and EMEA.
Revenue growth in China was primarily driven by increased demand for, and our ability to deliver, our IP and hardware offerings in that region, while growth in Japan and Other Asia was primarily driven by increased demand for software product offerings, and our ability to deliver IP offerings.

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
United States	$1,931.0	$1,692.3	$238.7	14%
Other Americas	113.2	111.7	1.5	1%
China	680.7	505.1	175.6	35%
Japan	304.5	240.5	64.0	27%
Other Asia	928.9	721.5	207.4	29%
EMEA	733.7	585.5	148.2	25%
Total revenue	$4,692.0	$3,856.6	$835.4	22%
During the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, revenue from our software product offerings contributed to growth in each of our six geographies. During the same period, customer demand for, and our ability to deliver, our hardware product offerings to our customers, contributed to growth in the United States, China, Japan and EMEA. Our ability to deliver our IP offerings also contributed to period over period revenue growth in China, Japan, Other Asia and EMEA.
Revenue by Geography as a Percent of Total Revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
United States	41%	40%	41%	44%
Other Americas	2%	3%	2%	3%
China	16%	18%	15%	13%
Japan	7%	7%	6%	6%
Other Asia	19%	18%	20%	19%
EMEA	15%	14%	16%	15%
Total	100%	100%	100%	100%

Most of our revenue is transacted in the U.S. dollar. However, certain revenue transactions are denominated in foreign currencies. For an additional description of how changes in foreign exchange rates affect our condensed consolidated financial statements, see the discussion under Item 3, “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”
Cost of Revenue

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$173.9	$118.7	$55.2	47%
Cost of services	61.8	63.5	(1.7)	(3)%

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Cost of product and maintenance	$502.4	$374.7	$127.7	34%
Cost of services	187.1	158.8	28.3	18%
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
A summary of cost of product and maintenance is as follows:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$127.8	$102.9	$24.9	24%
Amortization of acquired intangibles	46.1	15.8	30.3	192%
Total cost of product and maintenance	$173.9	$118.7	$55.2	47%

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Product and maintenance-related costs	$380.0	$328.0	$52.0	16%
Amortization of acquired intangibles	122.4	46.7	75.7	162%
Total cost of product and maintenance	$502.4	$374.7	$127.7	34%

The changes in product and maintenance-related costs for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Hardware product costs	$18.5	$37.0
Salary, benefits and other employee-related costs	4.2	8.5
Other items	2.2	6.5
Total change in product and maintenance-related costs	$24.9	$52.0
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
Amortization of acquired intangibles included in cost of product and maintenance may fluctuate from period to period depending on the timing of newly acquired assets relative to assets becoming fully amortized in any given period. The increase in amortization of intangibles during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, is primarily due to definite-lived intangible assets acquired with our acquisition of the D&E business.
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
Operating Expenses
Our operating expenses include marketing and sales, research and development, and general and administrative expenses. Factors that tend to cause our operating expenses to fluctuate include changes in the number of employees due to hiring and acquisitions, industry trends for salary and other employee benefits, the timing and nature of restricted stock grants, foreign exchange rate movements, acquisition-related costs, volatility in variable compensation programs that are driven by operating results, and contributions to non-profit organizations. Our operating expenses have increased during fiscal 2026, as compared to fiscal 2025, primarily due to our recent acquisition of the D&E business from Hexagon.
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
Our operating expenses for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$242.5	$192.6	$49.9	26%
Research and development	537.5	423.0	114.5	27%
General and administrative	113.0	78.0	35.0	45%
Total operating expenses	$893.0	$693.6	$199.4	29%

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	Percentage
	(In millions, except percentages)
Marketing and sales	$695.0	$595.9	$99.1	17%
Research and development	1,577.3	1,304.2	273.1	21%
General and administrative	289.8	210.2	79.6	38%
Total operating expenses	$2,562.1	$2,110.3	$451.8	21%
Our operating expenses, as a percentage of total revenue, for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Marketing and sales	15%	14%	15%	15%
Research and development	33%	32%	34%	35%
General and administrative	7%	6%	6%	5%
Total operating expenses	55%	52%	55%	55%
Marketing and Sales
The increase in marketing and sales expense for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$30.5	$62.8
Professional services	8.1	16.5
Facilities and other infrastructure costs	3.0	5.1
Stock-based compensation	3.3	9.1
Other items	5.0	5.6
Total change in marketing and sales expense	$49.9	$99.1
Salary, benefits and other employee-related costs and stock-based compensation included in marketing and sales expense increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to our continued investment in attracting and retaining talent dedicated to technical sales support, including additional headcount from acquisitions. We expect to continue attracting and retaining talent dedicated to technical sales support through hiring and acquisitions.

Research and Development
The increase in research and development expense for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Salary, benefits and other employee-related costs	$57.8	$145.8
Stock-based compensation	20.3	60.7
Facilities and other infrastructure costs	12.3	29.1
Professional services	21.6	36.5
Other items	2.5	1.0
Total change in research and development expense	$114.5	$273.1
Salary, benefits and other employee-related costs and stock-based compensation included in research and development expense increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to our continued investment in attracting and retaining talent for research and development activities, including additional headcount from acquisitions.
Facilities and other infrastructure costs included in research and development expense increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to our growing workforce. We expect to continue attracting and retaining talent dedicated to research and development activities through hiring and acquisitions.
General and Administrative
The changes in general and administrative expense for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, were due to the following:

	Change
	Three Months Ended	Nine Months Ended
	(In millions)
Contributions to non-profit organizations	$25.4	$25.1
Professional services	(8.2)	15.7
Salary, benefits and other employee-related costs	9.0	14.5
Stock-based compensation	3.1	11.8
Facilities and other infrastructure costs	2.9	8.9
Other items	2.8	3.6
Total change in general and administrative expense	$35.0	$79.6
Professional services decreased during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a decrease in expense for acquisition-related legal services which were higher than usual during the three months ended September 30, 2025, as a result of our then-pending acquisition of the D&E business of Hexagon.
Professional services increased during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased consulting services associated with integration activities related to our recent acquisitions. We expect to continue to utilize professional services as we continue to acquire and integrate companies and businesses.
Contributions to non-profit organizations increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to the timing of contributions to non-profit organizations, including the Cadence Giving Foundation.
Salary, benefits and other employee-related costs and stock-based compensation included in general and administrative expense increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to headcount from acquisitions and incremental expense from equity awards granted to certain members of senior management.

Restructuring
We have initiated restructuring plans in recent years, most recently in September 2026, to better align our resources with our business strategy. Because the restructuring charges and related benefits are derived from management’s estimates made during the formulation of the restructuring plans, based on then-currently available information, our restructuring plans may not achieve the benefits anticipated on the timetable or at the level contemplated. Additional actions, including further restructuring of our operations, may be required in the future.
For additional information about our restructuring plans, see Note 9 in the notes to condensed consolidated financial statements.
Operating Margin
Operating margin represents income from operations as a percentage of total revenue. Our operating margin for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating margin	26%	32%	28%	27%
Our operating margin may fluctuate from period to period depending on the mix of products and services sold during each period, the timing and magnitude of restructuring plans and other significant, infrequent expenses.
During the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, our operating margin decreased, primarily due to incremental operating expenses from our recent acquisitions, including amortization of acquired intangibles, that exceeded incremental revenue, an increased expense for contributions made to non-profit organizations, and the mix of products and services sold during each period.
During the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, our operating margin increased, primarily due to the loss related to a contingent liability recognized during the nine months ended September 30, 2025 which reduced operating margin during that period.
For additional information about the loss related to a contingent liability, see Note 15 in the notes to condensed consolidated financial statements.
Interest Expense

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In millions)
Contractual cash interest expense:
Senior Notes	$27.8	$27.8	$83.3	$83.3
Revolving Credit Facility	1.3	0.3	9.4	0.7
Amortization of debt discount and debt issuance costs:
Senior Notes	1.0	1.2	3.0	3.6
Revolving Credit Facility	0.1	0.1	0.2	0.2
Other	0.2	(0.4)	1.2	(0.7)
Total interest expense	$30.4	$29.0	$97.1	$87.1
Interest expense increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to incremental interest expense related to borrowings under our revolving credit facility at various times during the periods presented. For additional information relating to our debt arrangements, see Note 5 in the notes to condensed consolidated financial statements.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest earned on cash, cash equivalents and investments in debt securities, realized and unrealized gains and losses from our investments in equity securities of other companies, gains and losses from investments held in the Nonqualified Deferred Compensation (“NQDC”) trust and foreign exchange gains and losses. Other income (expense), net may fluctuate from period to period based on levels of cash deposits, gains and losses from the sale of investments, changes in the fair value of our marketable equity securities and movements in exchange gains and losses.
For additional information about other income (expense), net, see Note 10 in the notes to condensed consolidated financial statements.

Income Taxes
The following table presents the provision for income taxes and the effective tax rate for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
			(In millions, except percentages)
Provision for income taxes	$118.6	$105.7	$354.2	$308.3
Effective tax rate	29.0%	26.9%	26.3%	30.0%
Our provision for income taxes for the three and nine months ended September 30, 2026 was primarily attributable to federal, state and foreign income taxes on our anticipated fiscal 2026 income. We also recognized tax benefits of $6.7 million and $23.4 million related to stock-based compensation that vested or was exercised during the respective periods. The increase in our provision for income taxes during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was primarily attributable to an increase in our earnings.
Our provision for income taxes for the three and nine months ended September 30, 2025 was primarily attributable to federal, state and foreign income taxes on our then-anticipated fiscal 2025 income. We also recognized tax benefits of $15.1 million and $36.6 million related to stock-based compensation that vested or was exercised during the respective periods.
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
Liquidity and Capital Resources

	As of
	September 30, 2026	December 31, 2025	Change
	(In millions)
Cash and cash equivalents	$1,452.0	$3,001.3	$(1,549.3)
Net working capital	887.4	3,034.4	(2,147.0)
Cash and Cash Equivalents
As of September 30, 2026, our principal sources of liquidity consisted of $1.5 billion of cash and cash equivalents as compared to $3.0 billion as of December 31, 2025.
Our primary sources of cash and cash equivalents during the nine months ended September 30, 2026 were cash generated from operations, proceeds from our revolving credit facility, proceeds from the sale and maturity of investments and proceeds from the issuance of common stock resulting from stock purchases under our employee stock purchase plan and stock options exercised during the period.
Our primary uses of cash and cash equivalents during the nine months ended September 30, 2026 were payments related to business combinations, operating costs and expenses, repurchases of our common stock, payments on our revolving credit facility, payment of employee taxes on vesting of restricted stock, taxes, purchases of property, plant and equipment and purchases of investments.
Approximately 85% of our cash and cash equivalents was held by our foreign subsidiaries as of September 30, 2026. Our cash and cash equivalents held by our foreign subsidiaries may vary from period to period due to the timing of collections and repatriation of foreign earnings. We expect that current cash and cash equivalent balances and cash flows that are generated from operations and financing activities will be sufficient to meet the needs of our domestic and international operating activities and other capital and liquidity requirements, including acquisitions, investments, payments on our 2027 Notes and share repurchases, for at least the next 12 months and thereafter for the foreseeable future.

Net Working Capital
Net working capital is comprised of current assets less current liabilities, as shown on our condensed consolidated balance sheets. Our net working capital varies from period to period due to changes in operating assets and liabilities and the timing of investing and financing activities. The decrease in our working capital as of September 30, 2026, as compared to December 31, 2025, was primarily due to a decrease in cash and cash equivalents and our 2027 Notes being classified as a current liability.
Cash Flows from Operating Activities
Cash flows provided by operating activities during the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
	(In millions)
Cash provided by operating activities	$1,414.4	$1,175.3	$239.1
Cash flows provided by operating activities include net income, adjusted for certain non-cash items, as well as changes in the balances of certain assets and liabilities. Our cash flows from operating activities are significantly influenced by business levels and the payment terms set forth in our customer agreements. The increase in cash flows from operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to improved operating results, the timing of cash receipts from customers and the timing of cash disbursements for operating assets and liabilities.
Cash Flows Used for Investing Activities
Cash flows used for investing activities during the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
	(In millions)
Cash used for investing activities	$(2,245.6)	$(371.7)	$(1,873.9)
Cash used for investing activities increased during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in payments for business combinations, partially offset by an increase in proceeds from the sale and maturity of investments. We expect to continue our investing activities, including purchasing property, plant and equipment, purchasing intangible assets, acquiring other companies and businesses, and making investments.
For additional information relating to our acquisitions, see Note 2 in the notes to condensed consolidated financial statements.
Cash Flows Used for Financing Activities
Cash flows used for financing activities during the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
	(In millions)
Cash used for financing activities	$(706.6)	$(735.1)	$28.5
Cash flows used for financing activities decreased during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in proceeds from our revolving credit facility, partially offset by an increase in payments for repurchases of common stock.

Other Factors Affecting Liquidity and Capital Resources
Revolving Credit Facility
In August 2024, we entered into a five-year senior unsecured revolving credit facility with a group of lenders led by Bank of America, N.A., as administrative agent (the “Credit Facility”). The Credit Facility provides for borrowings up to $1.25 billion, with the right to request increased capacity up to an additional $500.0 million upon receipt of lender commitments, for total maximum borrowings of $1.75 billion. The Credit Facility expires on August 14, 2029. Any outstanding loans drawn under the Credit Facility are due at maturity on August 14, 2029, subject to an option to extend the maturity date. Outstanding borrowings may be repaid at any time prior to maturity. Interest rates under the Credit Facility are variable, so interest expense is impacted by changes in the interest rates, particularly for periods when there are outstanding borrowings under the revolving credit facility. Interest is payable quarterly. As of September 30, 2026, there were $150.0 million in borrowings outstanding under the Credit Facility, and we were in compliance with all covenants associated with the Credit Facility.
Senior Notes
In September 2024, we issued $2.5 billion aggregate principal amount of senior notes, consisting of $500.0 million aggregate principal amount of 4.200% Senior Notes due 2027 (the “2027 Notes”), $1.0 billion aggregate principal amount of 4.300% Senior Notes due 2029 (the “2029 Notes”) and $1.0 billion aggregate principal amount of 4.700% Senior Notes due 2034 (the “2034 Notes” and together with the 2027 Notes and the 2029 Notes, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears in March and September of each year. As of September 30, 2026, the 2027 Notes were classified as a current liability on our condensed consolidated balance sheet, and we were in compliance with all covenants under the Senior Notes.
For additional information relating to our debt arrangements, see Note 5 in the notes to condensed consolidated financial statements.
Stock Repurchase Program
We are authorized to repurchase shares of our common stock under a publicly announced program. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum number of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice. As of September 30, 2026, $601.6 million of the share repurchase authorization remained available to repurchase shares of our common stock. On October 23 2026, our board of directors approved the repurchase of up to an additional $2.5 billion of our common stock under our existing share repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information on share repurchases.
Other Liquidity Requirements
During the nine months ended September 30, 2026, there were no material changes to our other liquidity requirements as reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.
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
The following table provides information about our foreign currency forward exchange contracts as of September 30, 2026. The information is provided in U.S. dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the weighted average contractual foreign currency exchange rates expressed as units of the foreign currency per U.S. dollar, which in some cases may not be the market convention for quoting a particular currency. All of these forward contracts mature before or during November 2026.

	Notional Principal	Weighted Average Contract Rate
	(In millions)
Forward Contracts:
European Union euro	$263.8	0.87
Japanese yen	150.3	158.03
Chinese renminbi	146.8	6.69
British pound	129.4	0.74
Israeli shekel	84.0	3.01
Indian rupee	76.6	96.08
Swedish krona	46.1	9.57
Canadian dollar	44.8	1.39
Australian dollar	13.9	1.41
Taiwan dollar	8.1	31.90
Brazilian real	6.9	5.20
Swiss franc	6.8	0.80
Polish zloty	3.3	3.73
Singapore dollar	3.0	1.27
South Korean won	1.9	1,387.98
Total	$985.7
Estimated fair value	$(7.3)
As of December 31, 2025, our foreign currency exchange contracts had an aggregate principal amount of $3.3 billion, and an estimated fair value of $(26.0) million.
We have performed sensitivity analyses as of September 30, 2026 and December 31, 2025, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% change in the value of the U.S. dollar relative to applicable foreign currency exchange rates, with all other variables held constant. The foreign currency exchange rates we used in performing the sensitivity analysis were based on market rates in effect at each respective date. The sensitivity analyses indicated that a hypothetical 10% decrease in the value of the U.S. dollar would result in a decrease to the fair value of our foreign currency forward exchange contracts of $6.3 million and $213.1 million as of September 30, 2026 and December 31, 2025, respectively, while a hypothetical 10% increase in the value of the U.S. dollar would result in an increase to the fair value of our foreign currency forward exchange contracts of $10.0 million and $219.4 million as of September 30, 2026 and December 31, 2025, respectively. The significantly higher sensitivity as of December 31, 2025 primarily reflects foreign currency forward exchange contracts associated with the euro-denominated purchase consideration for the acquisition of Hexagon's design and engineering business, which was completed in February 2026.
We actively monitor our foreign currency risks, but our foreign currency hedging activities may not substantially offset the impact of fluctuations in currency exchange rates on our results of operations, cash flows and financial position.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our portfolio of cash, cash equivalents, investments in debt securities and any balances outstanding on our Credit Facility. We are exposed to interest rate fluctuations in many of the world’s leading industrialized countries, but our interest income and expense is most sensitive to fluctuations in the general level of United States interest rates. In this regard, changes in United States interest rates affect the interest earned on our cash and cash equivalents and the costs associated with foreign currency hedges. All highly liquid securities with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The carrying value of our interest-bearing instruments approximated fair value as of September 30, 2026.
Our investments in debt securities had a fair value of $80.7 million and $71.0 million as of September 30, 2026 and December 31, 2025, respectively, that may decline in value if market interest rates rise. As of September 30, 2026 and December 31, 2025, an increase in the market rates of interest of 1% would result in a decrease in the fair values of our marketable debt securities of $3.6 million and $2.8 million, respectively.
Interest rates under our Credit Facility are variable, so interest expense could be adversely affected by changes in interest rates, particularly for periods when we maintain an outstanding balance. As of September 30, 2026, there were $150.0 million in borrowings outstanding under our Credit Facility.
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
Equity Price Risk
Equity Investments
We have a portfolio of equity investments that includes marketable equity securities and non-marketable investments. Our equity investments are made primarily in connection with our strategic investment program. Under our strategic investment program, from time to time, we make cash investments, directly or indirectly, in companies with technologies that have the potential to be strategically important to us. For an additional description of our portfolio of equity investments, see Note 12 in the notes to condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.
Based on their evaluation as of September 30, 2026, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described in the “Risk Factors” sections in our Annual Report and this Quarterly Report, that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, revenue, growth, prospects, demand, reputation, and the trading price of our common stock, and make an investment in us speculative or risky. We have updated three of the risk factors since our Annual Report, as set forth in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 and below. The risks described in our Annual Report and this Quarterly Report do not include all of the risks that we face, and there may be additional risks or uncertainties that are currently unknown or not believed to be material that occur or become material.
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
We cannot predict whether or when any additional changes will be made that eliminate or decrease these limitations on our ability to sell products and provide services to these Entity List customers or other customers impacted by other trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to any particular customer, technology, country or region or the long-term effects on our business or our customers’ businesses. For example, effective September 29, 2025, BIS issued an interim final rule that extended the export restrictions imposed on entities identified on the Entity List or the Military End-User List and certain other sanctioned parties, to entities that are 50% or more owned by one or more of such entities. However, BIS subsequently suspended the rule for one year, through November 9, 2026. In September 2026, the United States and China announced an extension of their trade arrangements through January 10, 2027, which is expected to extend the suspension; however, as of the date of this Quarterly Report, BIS has not formally extended the suspension. In addition, there may be indirect impacts to our business which we cannot reasonably quantify, including that certain restrictions, even if not directly applicable to us, may impact our customers' products which may have an adverse effect on demand for our products, or that a country-specific export control may limit or prevent our employees who are nationals of the restricted country from performing their duties unless a license can be obtained. Additionally, our business may also be impacted by other trade restrictions that may be imposed by the United States, China or other countries. For example, the United States and other global actors have imposed economic sanctions on Russia and other entities and individuals as a result of the Russian invasion of Ukraine and conflicts in the Middle East. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and could continue to trigger retaliatory actions by affected countries. For instance, the United States has increased use of Section 232 trade authorities to impose tariffs on certain commodities, including certain articles of steel, aluminum and copper. In response to these and other U.S. measures, China and other countries have taken a range of retaliatory measures. These include the imposition of retaliatory tariffs on certain U.S.-origin goods; the implementation of new export controls by China on various critical minerals, including rare earth metals; the scheduling of further retaliatory tariff measures; and other actions that may affect us directly or indirectly. The Chinese government has also responded to U.S. actions by adding U.S. companies to an “unreliable entity list,” which limits the ability of listed companies to engage in business with Chinese customers.

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
We face numerous, evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems, Confidential Information, products and services, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and malicious insiders, as well as through diverse attack vectors, such as social engineering (including phishing), malware (including ransomware) and denial-of-service attacks, and due to human or technological error, such as misconfigurations, “bugs” or other vulnerabilities in software or hardware. Additionally, advances in technology, an increased level of sophistication and expertise of hackers, widespread access to generative AI, and new discoveries in the field of cryptography increase the risk of significant compromises or breaches of our IT Systems or security measures implemented to protect our systems. From time to time, we and certain of our third-party service providers experience varying degrees of cyberattacks and other security incidents. Any such incidents could compromise our or our providers' IT Systems, which could cause system disruptions or slowdowns and lead to the Confidential Information stored on our or third-party systems being accessed, publicly disclosed, lost or stolen. Any actual or perceived unauthorized access to or disclosure of our Confidential Information poses significant risk to our business as it could result in reputational and financial harm and further subject us to liability to our customers, suppliers, business partners and others. For example, as described in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, we learned that a threat actor obtained a limited amount of Confidential Information from certain of our IT systems including a limited amount of test files, configuration setting files and source code files which are not material to our business. We notified law enforcement, and we believe that the incident was contained. There was no operational disruption, and customer environments were not impacted.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We are authorized to repurchase shares of our common stock under a publicly announced program that was most recently increased by our Board of Directors on October 23, 2026. Pursuant to this authorization, we may repurchase shares from time to time through open market repurchases, in privately negotiated transactions or by other means, including accelerated share repurchase transactions or other structured repurchase transactions, block trades or pursuant to trading plans intended to comply with Rule 10b5-1 of the Exchange Act. The actual timing and amount of repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. Our repurchase authorization does not obligate us to acquire a minimum number of shares, does not have an expiration date and may be modified, suspended or terminated without prior notice.
The following table presents repurchases made under our publicly announced repurchase authorizations and shares surrendered by employees to satisfy income tax withholding obligations during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1) (In millions)
July 1, 2026 - July 31, 2026	248,197	$359.82	187,053	$935
August 1, 2026 - August 31, 2026	235,197	$328.57	202,313	$868
September 1, 2026 - September 30, 2026	924,897	$291.19	915,286	$602
Total	1,408,291	$309.53	1,304,652
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
(3)Our publicly announced share repurchase program was originally announced on February 1, 2017 and most recently increased by an additional $2.5 billion on October 23, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the fiscal quarter ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Chin-Chi Teng, Senior Vice President and General Manager of the Digital and Signoff Group	Adoption(1)	8/20/2026	X	Up to 14,000	2/28/2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(1) Dr. Teng previously adopted a Rule 10b5-1 trading arrangement on February 20, 2026, that expired by its terms on August 31, 2026 (the "Prior Plan"). No trades are authorized to begin under the new trading arrangement adopted on August 20, 2026 until after all trades under the Prior Plan were completed.

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

CADENCE DESIGN SYSTEMS, INC. (Registrant)

DATE:	October 27, 2026	By:	/s/ Anirudh Devgan
Anirudh Devgan
President and Chief Executive Officer

DATE:	October 27, 2026	By:	/s/ John M. Wall
John M. Wall
Senior Vice President and Chief Financial Officer